Form 10-K405
period 1996-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1996-07-15
CIK 879555

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1996 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to
                                   -----------  ------------
Commission file number    0-21718
                       --------------
            Boston Capital Tax Credit Fund III L.P.
- ----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       Massachusetts                              52-1749505
- ---------------------------------         -----------------------------
 (State of other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100, Boston, MA                02108-4406
- --------------------------------------------          -----------------
(Address of Principal executive offices)                  (Zip Code)

Fund's telephone number, including area code: (617)624-8900
                                              -------------
Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
                 Title of each class           on which registered
                 -------------------           ---------------------
                       None                             None
             --------------------------     ---------------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Beneficial Assignee Certificates
                    ----------------------------------
                              (Title of Class)

Indicate by check mark whether the Fund (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Fund was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  YES   X    NO
                       -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   __
                                     |xx|




                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
The following documents of the Fund are incorporated by reference:

               Form 10-K
                 Parts         Document
               ---------      ---------
               Parts I, III   October 7, 1993 Prospectus,
                              as supplemented


               Parts II, IV   Form 8-K dated April 4, 1994
                              Form 8-K dated April 4, 1994
                              Form 8-K dated April 7, 1994
                              Form 8-K dated April 8, 1994
                              Form 8-K dated April 12, 1994
                              Form 8-K dated April 14, 1994
                              Form 8-K dated May 12, 1994
                              Form 8-K dated May 29, 1994
                              Form 8-K dated May 31, 1994
                              Form 8-K dated June 16, 1994
                              Form 8-K dated June 27, 1994
                              Form 8-K dated June 27, 1994
                              Form 8-K dated July 8, 1994
                              Form 8-K dated September 1, 1994
                              Form 8-K dated September 12, 1994
                              Form 8-K dated September 21, 1994
                              Form 8-K dated October 19, 1994
                              Form 8-K dated October 25, 1994
                              Form 8-K dated October 28, 1994
                              Form 8-K dated November 19, 1994
                              Form 8-K dated January 12, 1995

                BOSTON CAPITAL TAX CREDIT FUND III L.P.
                        Form 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED March 31, 1996

                             TABLE OF CONTENTS

                                  PART I



Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of
             Security Holders

                                  PART II

Item 5.   Market for the Fund's Limited
             Partnership Interests and Related
             Partnership Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations
Item 8.   Financial Statements and Supplementary
             Data
Item 9.   Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure

                                 PART III

Item 10.  Directors and Executive Officers
             of the Fund
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management
Item 13.  Certain Relationships and Related
             Transactions

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K

          Signatures
                                    PART I
                                    ------
Item 1.   Business

Organization
- ------------
     Boston Capital Tax Credit Fund III L.P. (the "Fund") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of September 19, 1991. The General Partner of the Fund is Boston Capital Associates III L.P., a Delaware limited partnership. C & M Associates, d/b/a Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the General Partner. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

     The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates ("BACs") to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

     A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 1996, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Public Offering of the Fund.

     The Offering, including information regarding the issuance of BACs in series, is described on pages 84 to 87 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Description of Business
- -----------------------
     The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 37 to 51 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which is incorporated herein by reference.
Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

     As of March 31, 1996 the Fund had invested in 68 Operating Partnerships on behalf of Series 15, 65 Operating Partnerships on behalf of Series 16, 49 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 25 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

     The business objectives of the Fund are to:

     (1) provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

     (2) provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and

     (3) preserve and protect the Fund's capital and provide capital appreciation and cash distributions through increases in value of the Fund's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes.

     The business objectives and investment policies of the Fund are described more fully on pages 30 to 37 of the Prospectus, as supplemented, under the caption "Investment Objectives and Acquisition Policies," which is incorporated herein by reference.

Employees
- ---------
     The Fund does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.

Item 2.   Properties

     The Fund has acquired a Limited Partnership interest in 241 Operating Partnerships in five series, identified in the table set forth below. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

     Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1996

                            Mortgage                              Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

April Gardens  Las Piedras,
Apts. III      PR       32  $1,476,547   9/92    5/93     100%  $  279,823

Autumwood      Keysville,
Heights        VA       40   1,361,324   8/92     1/93    100%     256,700

Barton Village Arlington,
Apartments     GA       18     513,541  10/92     3/93    100%     101,154

Bergen         Bergen,
Meadows        NY       24   1,027,491   7/92     7/92    100%     199,420

Bridlewood     Horse Cave,
Terrace        NY       24     796,549   1/94      1/95   100%     167,679

Brunswick      Lawrenceville,
Commons        VA       24     833,058   3/92      9/92   100%     152,282

Buena Vista
Apartments,    Union,
Phase II       SC       44   1,462,607   3/92      1/92   100%     281,000

Calexico       Calexico,
Senior Apts.   CA       38   1,933,565   9/92      9/92   100%     366,220

Chestnut       Altoona,
Hills Estates  AL       24     752,728   9/92      9/92   100%     146,500

Columbia       Camden,
Heights Apts.  AR       32   1,304,260  10/92      9/93   100%     247,599

Coral Ridge    Coralville,
Apartments     IA      102   2,649,097   3/92     11/92   100%   2,257,827

Country
Meadows        Sioux Falls,
II, III, IV    SD       55   1,393,377   5/92      9/92   100%   1,220,825

Curwensville   Curwensville,
House Apts.    PA       28   1,224,140   9/92      7/93   100%     262,000

Deerfield      Crewe,
Commons        VA       39   1,237,021   4/92      6/92   100%     242,430

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

East Park     Dilworth,
Apts. I       MN        24 $   504,552    6/94     1/94  100%  $   385,824

Edgewood
 Apts.        Munfordville,
              KY        24     792,628    6/92     8/92  100%      156,605

Golden Age    Oak Grove,
Apts.         MO        17     407,329     4/92   11/91  100%       84,410

Graham        Graham,
Village Apts. NC        50   1,348,733    10/94    6/95  100%      794,669

Greentree     Utica,
Apts.         OH        24     691,678     4/94   10/75  100%       64,069

Greenwood     Fort Gaines,
Village       GA        24     680,335     8/92    5/93  100%      131,268

Hadley's
Lake          East Machias
Apts.         ME        18   1,046,574     9/92    1/93  100%      291,400

Hammond       Westernport,
Heights Apts. MD        35   1,498,433     7/92    2/93  100%      327,944

Harrisonville Harrisonville,
Properties II MO        24     611,545     3/92   11/91  100%      144,004

Harvest Point Madison,
Apts.         SC        30   1,207,547     3/95   12/94  100%      255,322

Hearthside II Portage,
              MI        60   1,965,350     4/92   11/92  100%    1,153,620

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1996
Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Heron's        Lake Placid,
Landing I      FL      37   $1,213,328  10/92   10/92    100%  $   255,339

Hidden         W. Pittsburg,
Cove           CA      88    2,970,654   2/94    8/88    100%      200,000

Higginsville   Higginsville,
Estates        MO      24      631,156   3/92    3/91    100%      146,111

Kearney        Kearney,
Estates        MO      24      638,301   5/92     1/92   100%      138,103

Lakeside       Lake Village
Apts.          AR      32    1,227,025   8/94     8/95   100%      282,004

Lake View      Lake View,
Green Apts.    SC      24      893,100   3/92     7/92    95%      183,603

Laurelwood
Apartments,    Winnsboro,
Phase II       SC      32    1,075,076   3/92     2/92   100%      229,986

Lebanon
Properties     Lebanon,
III            MO      24      636,219   3/92     2/92   100%      152,171

Lebanon        Spring Grove,
Village II     VA      24      932,577   8/92     2/93   100%      169,000

Lilac Apts.    Leitchfield,
               KY      24      734,209   6/92     7/92   100%      148,015

Livingston     Livingston,
Plaza          TX      24      682,346  12/92    11/93   100%      169,642

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Manning     Manning,
Lane Apts.   SC         42   $1,481,532   8/92   3/93    100%  $   296,436

Marshall    Marshallville,
Lane Apts.   GA         18      557,331   8/92  12/92    100%      114,200

Maryville   Maryville,
Properties   MO         24      722,743   5/92   3/92    100%      156,636

Meadow      Grantsville,
View Apts.   MD         36    1,496,542   5/92   2/93    100%      291,322

Millbrook   Sanford,
Commons      ME         16      927,287   6/92  11/92    100%      227,100

Monark      Van Buren & Barling,
Homes        AR         10      336,950   6/94   3/94    100%      239,800

North
Prairie     Plainwell,
Manor Apts.  MI         28      887,809   9/92   5/93    100%      206,820

North Trail Arkansas City,
Apts.        KS         24      834,392   9/94  12/95    100%      192,851

Oakwood     Century,
Village      FL         39    1,114,744   5/92   5/92    100%      249,374

Osceola      Osceola,
Estates Apts.IA         24      679,995   5/92   5/92    100%      161,325

Payson
Senior       Payson,
Center Apts. AZ         39    1,495,824   8/92   8/92    100%      365,755

Rainier      Mt. Rainier,
ManorApts.   MD        104    3,733,381   4/92   1/93    100%    1,095,382

Ridgeview    Brainerd,
Apartments   MN         24      866,472   3/92   1/92    100%      165,434

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Rio Mimbres  Deming,
II Apartments NM       24  $   778,239   4/92     4/92     100%  $  149,811

River Chase  Wauchula,
Apts.         FL       47    1,485,527   8/92    10/92     100%     322,944

Rolling
Brook        Algonac,
III Apts.     MI       26      832,324   6/92    11/92     100%     185,632

School St.   Marshall,
Apts.Phase I  WI       24      781,822   4/92     5/92     100%     666,025

Shenandoah   Shenandoah,
Village       PA       34    1,482,331   8/92     2/93     100%     317,136

Showboat     Chesaning,
Manor Apts.   MI       26      801,032   7/92     2/93      96%     178,084

Spring Creek Derby,
II Apts.      KS       50    1,297,540   4/92     6/92     100%   1,060,282

Summit Ridge Palmdale,
Apartments    CA      304    8,874,224  10/92    12/93     100%   5,639,000

Sunset Sq.   Scottsboro,
Apts.         AL       24      745,177   9/92     8/92     100%     143,900

Taylor Mill  Hodgenville,
Apartments    KY       24      772,776   4/92     5/92     100%     173,606

Timmons      Lynchburg,
Village Apts. SC       18      626,200   5/92     7/92     100%     122,450

University   Detroit,
Meadows       MI       53    1,848,328   6/92    12/92     100%   1,676,750

Valatie      Valatie,
Woods         NY       32    1,399,064   6/92     4/92     100%     277,600

          Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Village      Healdton,
Woods         OK       24  $   709,514  8/94   12/94      100%  $   173,616

             Urb. Corales
Villas       de Hatillo,
Del Mar       PR       32    1,472,769  8/92    8/92      100%      307,200

Virgen del
Pozo Garden  Sabana Grande,
Apts.         PR       70    3,350,576  8/92    7/93      100%      772,550

Weedpatch    Weedpatch,
Country Apts. CA       36    1,986,913  1/94    9/94      100%      461,197

Whitewater   Ideal,
Village Apts. GA       18      526,896  8/92   11/92      100%      108,000

Wood Park    Arcadia,
Pointe        FL       36    1,176,402  6/92    5/92      100%      243,672



*  Property was in the lease-up phase as of March 31, 1996.

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

1413
Leavenworth  Omaha,
Apts.          NE      60  $1,686,078   12/92   3/93      100%   $1,287,526

Abbey        Nixa,
Orchards Apts. MO      48   1,579,958    3/94   6/94      100%    1,163,875

Abbey
Orchards     Nixa,
Apts.II        MO      56   1,144,209    8/94   7/94      100%    1,137,750

Bernice      Bernice,
Villa Apts.    LA      32     973,251    5/93  10/93      100%      200,476

Branch River Wakefield,
Commons Apts.  NH      24   1,270,785    9/92   2/93      100%      246,105

Brunswick    Lawrenceville,
Manor Apts.    VA      40   1,428,150    2/94   7/94      100%      278,519

Canterfield  Denmark,
Manor          SC      20     773,258   11/92   1/93      100%      175,959

Cape Ann
YMCA         Gloucester,
Community Ctr. MA      23     603,173    1/93  12/93      100%      693,132

Carriage     Westville,
Park Village   OK      24     728,695    2/93   7/93      100%      144,714

Cedar        Brown City,
Trace Apts.    MI      16     508,396   10/92   7/93      100%      102,500

Cielo Azul   Aztec,
Apts.          NM      30   1,023,554    5/93   5/93      100%      389,749

Clymer       Clymer,
Park Apts.     PA      32   1,445,110   12/92  11/94      100%      317,428

Crosby       Crosby,
County Apts.   MN      24     855,601   12/95  12/94       75%        -0-

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Crystal      Davenport,
Ridge Apts.   IA     126   $3,459,829   10/93   2/94      100%  $ 2,612,808

Cumberland   Middlesboro,
Woods Apts.   KY       40    1,461,617  12/93  10/94      100%      412,700

Deer Run     Warrenton,
Apts.         NC       31      727,624   8/93   3/93      100%      572,200

Derry Round  Borough of Derry,
House Court   PA       26    1,143,424   2/93   2/93      100%      191,394

Fairmeadow   Latta,
Apts.         SC       24      890,304   1/93   7/93      100%      195,400

Falcon       Beattyville,
Ridge Apts.   KY       40    1,055,747   4/94   1/95       80%      247,200

Forest       Butler,
Pointe Apts.  GA       24      760,279  12/92   9/93      100%      162,397

Gibson       Gibson,
Manor Apts.   NC       24      917,655  12/92   6/93      100%      161,412

Greenfield   Greenfield,
Properties    MO       20      536,994   1/93   5/93      100%      126,046

Greenwood    Mt. Pleasant,
Apts.         PA       36    1,488,252  11/93  10/93      100%      271,475

Harmony      Galax,
House Apts.   VA       40    1,486,888  11/92   7/93      100%      285,588

Haynes House Roxbury,
Apartments    MA      131    3,561,260   8/94   9/95      100%    1,805,232

Holly Tree   Holly Hill,
Manor         SC       24      891,262  11/92   2/93      100%      201,490

Isola Square Isola,
Apartments    MS       32      977,204  11/93   4/94      100%      246,722

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Joiner      Joiner,
Manor        AR       25  $   829,320  1/93     6/93     100%   $   149,670

Landview    Bentonia,
Manor        MS       28      848,634  7/93     2/94     100%       190,109

Laurel      Idabel,
Ridge Apts.  OK       52    1,398,174  4/93    12/93     100%       282,606

Lawtell     Lawtell,
Manor Apts.  LA       32     939,648   4/93     8/93     100%       202,603

Logan       Ridgeland,
Lane Apts    SC       36   1,307,235   9/92     3/93     100%       274,750

Mariner's   Milwaukee,
Pointe Apts  WI       64   2,040,579  12/92     8/93     100%     1,684,121

Mariner's
Pointe      Milwaukee,
Apts. II     WI       52   1,997,797  12/92     8/93     100%     1,676,219

Meadows of  Southgate,
Southgate    MI       83   2,352,555   7/93     5/94     100%     1,716,000

Mendota     Mendota,
Village Apts.CA       44   1,992,960  12/92     5/93     100%       438,300

Mid City    Jersey City,
Apts.        NJ       58   3,175,335   9/93     6/94     100%     3,097,210

Newport
Elderly     Newport,
Apts.        VT       24   1,271,327   2/93    10/93     100%       221,626

Newport     Newport,
Manor Apts.  TN       30     966,919   9/93    12/93     100%       204,863

Oak Forest  Eastman,
Apts.        GA       40   1,191,199  12/92    10/93     100%       251,269

Parkwoods   Anson,
Apts.        ME       24   1,295,853  12/92     9/93     100%       320,206

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Plantation  Tchula,
Manor        MS        28  $   841,572   7/93  12/93     100%  $    195,030

Ransom St.   Blowing Rock,
Apartments   NC        13      514,694  12/93  11/94     100%        97,697

Riviera      Miami Beach,
Apts.        FL        56    1,722,487  12/92  12/93     100%     1,442,978

Sable Chase  McDonough,
of McDonough GA       222    5,280,000  12/93  12/94     100%     5,618,968

Simmesport   Simmesport,
Square Apts. LA        32      961,478   4/93   6/93     100%       198,500

St. Croix    St. Croix,
Commons Apts.VI        40      930,000  10/94  12/94     100%       534,847

St. Joseph   St. Joseph,
Square Apts. LA        32      967,914   5/93   9/93     100%       206,086

Summersville Summersville,
Estates      MO        24      626,403   5/93   6/93     100%       157,976

Stony Ground St. Croix,
Villas       VI        22    1,444,120  12/92   6/93     100%       358,414

Talbot       Talbotton,
Village II   GA        24      686,557   8/92   4/93     100%       129,683

Tan Yard
Branch       Blairsville,
Apts. I      GA        24      760,205  12/92   9/94     100%       151,154

Tan Yard
Branch       Blairsville,
Apts. II     GA        25      744,129  12/92   7/94     100%       144,304

The
Fitzgerald   Plattsmouth,
Building     NE        20      326,543  12/93  12/93     100%       924,780

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
The
Woodlands   Tupper Lake,
             NY        18   $  932,811   9/94   2/95     100%   $   205,631

Tuolumne
City        Tuolumne,
Senior Apts. CA        30    1,615,051  12/92   8/93     100%       376,535

Turtle      Monticello,
Creek Apts.  AR        27      856,555   5/93  10/93     100%       185,392

Valley View Palatine Bridge,
Apartments   NY        32    1,444,261   5/94   5/94     100%       326,870

Victoria    North Port,
Pointe Apts. FL        42    1,453,978  10/94   1/95     100%       338,058

Vista Linda Sabana Grande,
Apartments   PR        50    2,517,865   1/93  12/93     100%       435,530

West End    Union,
Manor        SC        28      998,372   5/93   5/93     100%       231,741

Westchester
Village     Oak Grove,
of Oak Grove MO        33    1,262,176  12/92   4/93     100%       889,700

Westchester
Village of  St. Joseph,
St. Joseph   MO        60    1,738,317   7/93   6/93     100%     1,316,500

Willcox     Senior Willcox,
Apts.        AZ        30    1,115,600   1/93   6/93     100%       268,747

Woods       Damascus,
Landing Apts.VA        40    1,482,666  12/92   9/93     100%       286,171



*  Property was in the lease-up phase as of March 31, 1996.

                Boston Capital Tax Credit Fund III L.P. - Series 17

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Annadale     Fresno,
Apartments    CA      222  $   -0-      1/96    6/90       98%  $    -0-

Artesia      Artesia,
Properties    NM       40   1,434,774   9/94    9/94      100%     399,464

Aspen Ridge  Omaha,
Apts.         NE       42     893,164   9/93   11/93      100%     809,750

Briarwood    Clio,
Apartments    SC       24     923,134  12/93    8/94      100%     211,133

Briarwood
Apartments   DeKalb,
of DeKalb     IL       48   1,653,627  10/93    6/94      100%   1,040,983

Briarwood    Buena Vista,
Village       GA       38   1,138,340  10/93    5/94      100%     252,700

Brookwood    Blue Springs,
Village       MO       72   2,375,549  12/93   12/94      100%   1,585,737

Cairo Senior Cairo,
Housing       NY       24   1,078,635   5/93    4/93      100%     201,711

Caney Creek  Caneyville,
Apts.         KY       16     482,426   5/93    4/93      100%     118,800

Central      Cambridge,
House         MA      128   2,756,197   4/93   12/93      100%   2,498,109

Clinton      Clinton,
Estates       MO       24     744,029  12/94   12/94      100%     162,717

Cloverport   Cloverport,
Apts.         KY       24     764,716   4/93    7/93      100%     174,575

College
Greene       Chili,
Senior Apts.  NY      110   3,820,685   3/95    8/95      100%     191,618

                Boston Capital Tax Credit Fund III L.P. - Series 17

                      PROPERTY PROFILES AS OF March 31, 1996
Continued
- ---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------
Crofton     Crofton,
Manor Apts.  KY         24  $  812,880   4/93    3/93    100%    $  168,420

Cypress     Naples,
Point Apts.  FL         78   2,980,052   2/94   12/94    100%    $1,788,844

Deerwood    Adrian,
Village Apts.GA         20     641,995   2/94    7/94    100%       131,020

Doyle       Darien,
Village      GA         38   1,179,426   9/93    4/94    100%       235,509

Fuera Bush
Senior      Fuera Bush,
Housing      NY         24   1,109,476   7/93    5/93    100%       189,364

Gallaway    Gallaway,
Manor Apts.  TN         36   1,065,387   4/93    5/93    100%       216,499

Glenridge   Bullhead City,
Apartments   AZ         52   2,060,951   6/94    6/94    100%       520,500

Green Acres West Bath,
Estates      ME         48   1,247,182   1/95   11/94    100%         -0-

Green Court Mt. Vernon,
Apartments   NY         76   2,364,625  11/94   11/94     82%       874,878

Henson      Oxon Hill,
Creek Manor  MD        105   4,066,120   5/93    4/94    100%     2,980,421

Hickman
Manor       Hickman,
Apts. II     KY         16     550,281  11/93   12/93    100%       134,094

Hill        Bladenboro,
Estates, II  NC         24   1,024,601   3/95    7/95    100%       123,300

Houston     Alamo,
Village      GA         24     676,970  12/93    5/94    100%       134,975

Isola      Greenwood,
Square Apts. MS         36   1,067,494  11/93    8/94    100%       304,556

                Boston Capital Tax Credit Fund III L.P. - Series 17

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Ivywood     Smyrna,
Park Apts.    GA      106   $3,122,506   6/93   10/93     100%   $2,093,847

Jonestown   Jonestown,
Manor Apts.   MS       28      873,984  12/93   12/94     100%      243,605

Largo Ctr.  Largo,
Apartments    MD      100    3,918,855   3/93    6/94     100%    2,753,455

Lee Terrace Pennington Gap,
Apartments    VA       40    1,499,279   2/94   12/94     100%      288,268

Oakwood
Manor of    Bennettsville,
Bennettsville SC       24      884,849   9/93   12/93     100%      189,200

Opelousas   Opelousas,
Point Apts.   LA       44    1,403,722  11/93    3/94     100%      439,277

Orchard     Beaumont,
Park          CA      144    4,000,683   1/94    5/89     100%      250,000

Palmetto    Palmetto,
Villas        FL       49    1,628,319   5/94    4/94     100%      421,795

Park        Lehigh Acres,
Place         FL       35    1,187,398   2/94    4/94     100%      283,687

Pinehurst   Farwell,
Senior Apts.  MI       24      814,847   2/94    2/94     100%      183,176

Quail       Reedsville,
Village       GA       31      889,981   9/93    2/94     100%      171,855

Royale Glen Muskegon,
Townhomes     MI       79    3,918,615  12/93   12/94     100%      891,342

Seabreeze   Inglis,
Manor         FL       37    1,243,429   3/94    1/95     100%      294,387

Soledad     Soledad,
Senior Apts.  CA       40    1,975,248  10/93    1/94     100%      407,894

                Boston Capital Tax Credit Fund III L.P. - Series 17

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Stratford   Midland,
Place        MI         53  $1,021,651   9/93   6/94     100%   $   892,915

Sugarwood   Union City,
Park Apts.   GA        110   3,323,100   4/94   7/95     100%     1,194,911

Summit      Palmdale,
Ridge Apt.   CA        304   8,874,224  12/93   12/93     100%    5,191,039

Villa West  Topeka,
V Apartments KS         52   1,278,396   2/93   10/92     100%      902,700

Waynesburg  Waynesburg,
House Apts.  PA         34   1,500,000   7/94   12/95     100%      501,140

West Front  Skowhegan,
Residence    ME         30   1,739,899   9/94    8/94     100%      387,390

West Oaks   Raleigh,
Apartments   NC         50   1,219,045   6/93    7/93     100%      811,994

White       White Castle,
Castle Manor LA         24     781,732   6/94    5/94     100%      144,009



*Property was in the lease-up phase as of March 31, 1996.

                Boston Capital Tax Credit Fund III L.P. - Series 18

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Arch         Boston,
Apartments    MA        75  $2,733,870   4/94   12/94     100%   $3,017,845

Bear Creek   Naples,
Apartments    FL       118   5,009,069   3/94    4/95     100%    3,586,687

Briarwood    Humbolt,
Apartments    IA        20     711,555   8/94    4/95     100%      152,702

California   San Joaquin,
Apartments    CA        42   1,846,679   3/94    12/94    100%      519,100

Chatham      Chatham,
Manor         NY        32   1,443,158   1/94    12/93    100%      296,860

Chelsea Sq.  Chelsea,
Apartments    MA         6     301,393   8/94    12/94    100%      451,929

Clarke       Newport,
School        RI        56   2,570,044  12/94    12/94    100%    1,798,436

Cox Creek    Ellijay,
Apartments    GA        25     828,540   1/94     1/95    100%      176,504

Evergreen    Macedon,
Hills Apts.   NY        72   2,844,485   8/94     1/95    100%    1,464,564

Glen Place   Duluth,
Apartments    MN        35   1,262,316   4/94     6/94    100%    1,328,621

Harris Music West Palm Beach,
Building      FL        38   1,160,532   6/94    11/95     86%*     749,953

Kristine     Bakersfield,
Apartments    CA        60   1,720,795  10/94    10/94    100%    1,636,293

Lakeview     Battle Creek,
Meadows II    MI        60   1,651,769   8/93     5/94    100%    1,029,000

                Boston Capital Tax Credit Fund III L.P. - Series 18

                      PROPERTY PROFILES AS OF March 31, 1996

Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Lathrop     Lathrop,
Properties   MO        24  $   748,858   4/94    5/94      100%  $   171,579

Leesville   Leesville,
Elderly Apts.LA        54    1,297,870   6/94    6/94      100%      776,500

Lockport    Lockport,
Seniors Apts.LA        40    1,003,634   7/94    9/94      100%      595,439

Maple Leaf  Franklinville,
Apartments   NY        24    1,110,590   8/94   12/94      100%      190,543

Maple       Aurora,
Terrace      NY        32    1,427,923   9/93    9/93      100%      279,988

Marengo     Marengo,
Park Apts.   IA        24      738,178  10/93    3/94      100%      119,582

Meadowbrook Oskaloosa,
Apartments   IA        16      486,425  11/93    9/94      100%       96,908

Meadows     Show Low,
Apartments   AZ        40    1,502,162   3/94    5/94      100%      420,302

Natchitoches
Senior      Natchitoches,
Apartments   LA        40      976,423   6/94   12/94      100%      624,175

Newton      Newton,
Plaza Apts.  IA        24      815,232  11/93    9/94      100%      166,441

Oakhaven    Ripley,
Apartments   MS        24      508,951   1/94    7/94      100%      116,860

Parvin's
Branch      Vineland,
Townhouses   NJ        24      881,429   8/93   11/93      100%      761,856

                Boston Capital Tax Credit Fund III L.P. - Series 18

                      PROPERTY PROFILES AS OF March 31, 1996
Continued
- ---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Peach Tree   Felton,
Apartments     DE       32  $1,496,616    1/94   7/93     100%  $   206,100

Pepperton    Jackson,
Villas         GA       29     870,890    1/94   6/94     100%      222,762

Prestonwood  Bentonville,
Apartments     AR       62   1,350,683   12/93  12/94     100%    1,067,200

Richmond     Richmond,
Manor          MO       36   1,040,787    6/94   6/94     100%      231,593

Rio Grande   Eagle Pass,
Apartments     TX      100   2,310,997    6/94   5/94     100%      666,840

Troy         Troy,
Estates        MO       24     703,905   12/93   1/94     100%      159,007

Vista Loma   Bullhead City,
Apartments     AZ       41   1,496,624    5/94   9/94     100%      465,650

Vivian       Vivian,
Seniors Apts.  LA       40   1,016,268    7/94   9/94     100%      625,691

Westminster
Meadow       Grand Rapids,
Apartments     MI       64   2,124,796   12/93  11/94     100%    1,378,000



*Property was in the lease-up phase as of March 31, 1996.

                Boston Capital Tax Credit Fund III L.P. - Series 19

                      PROPERTY PROFILES AS OF March 31, 1996


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Callaway     Holt's Summit,
Villa         MO        48  $1,348,453    6/94  12/94   100%    $   566,567

Carrollton   Carrollton,
Villa         MO        48   1,346,138    6/94   3/95   100%        560,879

Clarke       Newport,
School        RI        56   2,570,044   12/94  12/94   100%      1,149,819

Delaware
Crossing     Ankeny,
Apartments    IA       152   3,793,128    8/94   3/95   100%      2,853,891

Garden Gate  Forth Worth,
Apartments    TX       240   4,198,946    2/94   4/95   100%      2,802,657

Garden Gate  Plano,
Apartments    TX       240   6,022,449    2/94   5/95   100%      2,468,901

Hebbronville Hebbronville,
Senior        TX        20     523,789   12/93   4/94   100%         82,592

Jefferson    Denver,
Square        CO        64   2,852,740    5/94   8/95   100%      1,235,345

Jenny Lynn   Morgantown,
Apts.         KY        24     817,315    1/94   9/94   100%        182,800

Lone Star    Lone Star,
Senior        TX        24     619,348   12/93   5/94   100%        138,740

Mansura
Villa II     Mansura,
Apartments    LA        32     973,070    5/94   8/95   100%        227,910

Martindale   Martindale,
Apts.         TX        24     693,838   12/93   1/94   100%        154,790

                Boston Capital Tax Credit Fund III L.P. - Series 19

                     PROPERTY PROFILES AS OF March 31, 1996
Continued
- ---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/95   Date     Comp.    3/31/96   3/31/96
- ---------------------------------------------------------------------------

Munford     Munford,
Village      AL        24  $   769,154   10/93    4/94   100%   $   165,800

Northpoint  Kansas City,
Commons      MO       158    4,350,000    7/94    6/95   100%     1,875,963

Poplar      Madison,
Ridge Apts.  VA        16      655,555   12/93   10/94   100%        91,138

Prospect
Villa III   Hollister,
Apartments   CA        30    1,750,546    3/95    5/95   100%       307,577

Sahale
Heights     Elizabethtown,
Apts.        KY        24      865,742    1/94    6/94   100%       238,600

Seville     Forest Village,
Apartments   OH        24      268,665    3/94    3/78   100%        47,780

Sherwood    Rainsville,
Knoll        AL        24      784,781   10/93    4/94    95%       162,500

Sugarwood   Union City,
Park Apts.   GA       110    3,323,100   4/94     7/95   100%     1,194,911

Summerset   Swainsboro,
Apartments   GA        30      945,068   1/94    11/95    96%       161,060

Tanglewood  Lawrenceville,
Apartments   GA       130    4,310,000  11/93    12/94   100%     2,463,840

Village     Independence,
North I      KS        24      863,297   6/94    12/94   100%       190,471

Vistas at   Largo,
Lake Largo   MD       110    3,344,577  12/93     1/95   100%     2,783,420

Wedgewood
Lane        Cedar City,
Apartments   UT        24    1,006,953   6/94     9/94   100%       262,800

*Property was in the lease-up phase as of March 31, 1996.

Item 3.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                   PART II
                                   -------
Item 5.   Market for the Fund's Interests and Related
          Fund Matters

     (a)  Market Information

          The Fund is classified as a limited partnership and thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

     (b)  Approximate number of security holders

          As of March 31, 1996, the Fund has 14,062 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

          The BACs were issued in series. Series 15 consists of 2,603 investors holding 3,870,500 BACs, Series 16 consists of 3,665 investors holding 5,429,402 BACs, Series 17 consists of 3,089 investors holding 5,000,000 BACs, Series 18 consists of 2,179 investors holding 3,616,200 BACs, and Series 19 consists of 2,526 investors holding 4,080,000 BACs at March 31, 1996.

     (c)  Dividend history and restriction

          The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, September 19, 1991 through March 31, 1996.

          The Fund Agreement provides that Profits, Losses and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of Profits, Losses and Credits among BAC Holders will be made in proportion to the number of BACs held by each BAC Holder.

          Any distributions of Net Cash Flow or Liquidation, Sale or Refinancing Proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by such Person on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

          Fund allocations and distributions are described on page 60 of the Prospectus, as supplemented, under the caption "Sharing
          Arrangements: Profits, Credits, Losses, Net Cash Flow and Residuals", which is incorporated herein by reference.

Item 6.   Selected Financial Data

    The information set forth below presents selected financial data of the Fund for each of the years ended in the period September 19, 1991 (date of inception) through March 31, 1996. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations
- ----------                                                          Sept. 19,
                                                                       1991
                                                                     through
                March 31,     March 31,     March 31,    March 31,   March 31,
                  1996          1995          1994         1993        1992
                --------      --------      --------    --------     --------

Interest Inc  $  1,034,800 $  2,200,432  $ 2,380,436 $    707,838  $    8,779
Share of Loss
of Operating
Partnerships   (14,435,496) (10,794,203)  (4,998,241)  (1,294,781)    (14,724)

Operating Exp.  (3,313,615)  (3,739,460)  (2,585,806)    (909,201)     (8,688)
               -----------  -----------   ----------   ----------  ----------
Net Loss      $(16,714,311)$(12,333,231)$ (5,203,611)$ (1,496,144) $  (14,633)
               ===========  ===========   ==========   ==========  ==========
Net Loss
per BAC       $       (.75)$      (.56) $       (.31)$       (.21) $     (.03)
               ===========  ===========   ==========  ===========  ==========

                   As of       As of         As of         As of       As of
                 March 31,    March 31,     March 31,    March 31,   March 31,
                   1996         1995          1994         1993        1992
                 --------     --------      --------     --------    --------
Balance Sheet
- -------------
Total Assets  $167,285,510 $202,894,304 $215,591,233 $110,044,342  $9,156,238
               ===========  ===========  ===========  ===========   =========
Total Liab.   $ 14,069,497 $ 33,078,601 $ 33,263,599 $ 18,125,363  $2,675,431
Partners'      ===========  ===========  ===========  ===========   =========
 Equity       $153,216,013 $169,815,703 $182,327,634 $ 91,918,979  $6,480,807
               ===========  ===========  ===========  ===========   =========
Other Data
- ----------
Tax Credits per BAC for the Investors Tax
Year, the Twelve Months Ended December
31, 1995, 1994, 1993, 1992 and 1991*
              $       1.26 $        .66 $        .42 $       .21  $      .03
               ===========  ===========  ===========  ==========   =========
* Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Liquidity
- ---------
  The Fund's primary source of funds is the proceeds of its Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

  The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 1996 were $1,991,917, and total fund management fees accrued as of March 31, 1996 were $4,254,606. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

  The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to it's investors. The Fund anticipates that the investments it purchases will be held to maturity, but periodically the Fund must sell investments to meet certain obligations. Many of the investments sold during the years ended March 31, 1995 and 1996 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

Capital Resources
- -----------------
  The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 24, 1992. The Fund received and accepted subscriptions for $219,961,020 representing 21,996,102 BACs from investors admitted as BAC Holders in Series 15 through 19 of the Fund. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Public Offering of the Fund.

  (Series 15).  The Fund commenced offering BACs in Series 15 on January
24, 1992. As of March 31, 1996, the Fund had received and accepted subscriptions for $38,705,000 representing 3,870,500 BACs from investors admitted as BAC Holders in Series 15. Offers and sales of BACs in Series 15 were completed and the last of BACs in Series 15 were issued by the Fund on June 26, 1992.

 During the fiscal year ended March 31, 1996, the Fund used $1,269,931 of Series 15 net offering proceeds to pay initial and additional installments of its capital contributions to 18 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,389,280, and the Fund had completed payment of all installments of its capital contributions to 60 of the 68 Operating Partnerships. Series 15 has $202,750 in capital contributions that remain to be paid to the other 8 Operating Partnerships.

  (Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. As of March 31, 1996, the Fund had received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

  During the fiscal year ended March 31, 1996, the Fund used $2,444,175 of Series 16 net offering proceeds to pay the initial and additional installments of its capital contributions to 39 Operating Partnerships. As of March 31, 1995 the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 65 Operating Partnerships in an aggregate amount of $40,861,732, and the Fund had completed payment of all installments of its capital contributions to 50 of the 65 Operating Partnerships. Series 16 has $900,481 in capital contributions that remain to be paid to the other 15 Operating Partnerships.

  (Series 17).  The Fund commenced offering BACs in Series 17 on January
24, 1993. As of March 31, 1996, the Fund had received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

  During the fiscal year ended March 31, 1996, the Fund used $3,724,505 of Series 17 net offering proceeds to pay initial and additional installments of its capital contributions to 24 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,228,976, and the Fund had completed payments of all installments of its capital contributions to 30 of the 49 Operating Partnerships. Series 17 has $2,312,721 in capital contributions that remain to be paid to the other 19 Operating Partnerships.

  (Series 18). The Fund commenced offering BACs in Series 18 on June 17, 1993. As of March 31, 1996, the Fund had received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

  During the fiscal year ended March 31, 1996, the Fund used $5,518,309 of Series 18 net offering proceeds to pay initial and additional installments of its capital contributions to 28 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,601,277, and the Fund had completed payments of all installments of its capital contributions to 24 of the 34 Operating Partnerships. Series 18 has $861,315 in capital contributions that remain to be paid to the other 10 Operating Partnerships.

  (Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. As of March 31, 1996, the Fund had received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

  During the fiscal year ended March 31, 1996, the Fund used $4,681,675 of Series 19 net offering proceeds to pay initial installments of its capital contributions to 16 Operating Partnerships. As of March 31, 1996 proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 25 Operating Partnerships in an aggregate amount of $27,968,049, and the Fund had completed payments of all installments of its capital contributions to 10 of the 25 Operating Partnerships. Series 19 has $5,262,617 in capital contributions that remain to be paid to the other 15 Operating Partnerships. Series 19 also has approximately $2,100,000 of offering proceeds available to invest in additional Operating Partnerships.

Results of Operations
- ---------------------
  The Fund incured an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 1996 and 1995 was $2,399,311 and $2,413,494, respectively. The amount is anticipated to continue to decrease in subsequent fiscal years as additional Operating Partnerships begin to pay their annual partnership manageement and reporting fees to the fund.

  The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

  (Series 15). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.9% and 99.9%, respectively. The series had a total of 68 properties at March 31, 1996. Out of the total, 66 were at 100% qualified occupancy.

  For the tax years ended December 31, 1995 and 1994, the series, in total, generated $3,225,596 and 2,994,206, respectively, in passive income tax losses that were passed through to the investors and also provided $1.43 and $1.32, respectively, in tax credits per BAC to the investors.

  As of March 31, 1996 and 1995 the Investments in Operating Partnerships for Series 15 was $21,718,070 and $24,934,491, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended March 31, 1996 and 1995 the net loss for the series was $3,638,790 and $3,512,414, respectively. The major component of these amounts is the Funds share of losses from Operating Partnerships.

  (Series 16). As of March 31, 1996 and 1995, the average Qualified Occupancy for the series was 99.7% and 98.4%, respectively. The series had a total of 65 properties at March 31, 1996. Out of the total, 63 were at 100% qualified occupancy.

  For the tax years ended December 31, 1995 and 1994, the series, in total, generated $3,276,992 and $3,232,667, respectively, in passive income tax losses that were passed through to the investors and also provided $1.37 and $.86 respectively, in tax credits per BAC to the investors.

  As of March 31, 1996 and 1995 the Investments in Operating Partnerships for Series 16 was $37,074,575 and $40,735,319, respectively. Investments in Operating Partnerships was affected by the acquisition of one additional Operating Partnership. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended March 31, 1996 and March 31, 1995 the net loss for the series was $4,509,607 and $3,306,762, respectively. The major components of these amounts are the Funds share of losses from Operating Partnerships and interest income earned on Offering proceeds to be used for acquisitions and Working Capital Reserves that have yet to be expended. The net loss increased as three properties in lease-up and one under construction at March 31,1995 became fully leased-up in the current fiscal year.

  (Series 17). As of March 31, 1996 and 1995, the average Qualified Occupancy for the Series was 99.6% and 98.6%, respectively. The series had a total of 49 properties at March 31, 1995. Out of the total 47 were at 100% qualified occupancy.

  For the tax years ended December 31, 1995 and 1994, the series, in total, generated $3,393,637 and $3,041,575, respectively, in passive income tax losses that were passed through to the investors and also provided $1.30 and $.81, respectively, in tax credits per BAC to the investors.

     As of March 31, 1996 and 1995 the Investments in Operating Partnerships for Series 17 was $34,318,721 and $35,834,208, respectively. Investments in Operating Parnterships was affected by the acquisition of one additional Operating Partnership. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the year ended March 31, 1996 the net loss of the series was $3,771,430 and $3,041,575, respectively. The major components of these amounts are the Funds share of losses from Operating Partnerships and interest income earned on Offering proceeds to be used for acquisitions and Working Capital Reserves that have yet to be expended. The net loss inreased as 4 properties in lease-up and 4 properties under construction at March 31, 1995 became fully leased-up in the current fiscal year.

  (Series 18). As of March 31, 1996 and 1995, the Qualified Occupancy for the series was 99.6% and 92.8%, respectively. The series had a total of 34 properties at March 31, 1996. Out of the total, 33 were at 100% qualified occupancy and 1 was in initial lease-up.

  For the tax years ended December 31, 1995 and 1994, the series, in total, generated $2,516,225 and $1,165,067, respectively, in passive income tax losses that were passed through to the investors and also provided $1.15 and $.27, respectively, in tax credits per BAC to the investors.

  As of March 31, 1996 and 1995, the Investments in Operating Partnerships for Series 18 was $26,102,954 and $28,633,478, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the year ended March 31, 1996 and 1995 the net loss for the series was $2,824,934 and $1,264,227, respectively. The major components of these amounts are the Funds share of losses from Operating Partnerships and interest income earned on Offering proceeds to be used for acquisitions and Working Capital Reserves that have yet to be expended. The net loss will continue to increase until all Operating Partnerships are fully leased-up.

  (Series 19). As of March 31, 1996 and 1995, the Qualified Occupancy for the series was 99.6% and 82.4%, respectively. The series had a total of 25 properties at March 31, 1996. Out of the total, 23 were at 100% qualified occupancy.

  For the tax year ended December 31, 1995 and 1994, the series, in total, generated $3,299,830 and $750,479, respectively, in passive income tax losses that were passed through to the investors and also provided $1.0 and $.10, respectively, in tax credits per BAC to the investors.

  As of March 31, 1996 and 1995 the Investments in Operating Partnerships for Series 19 was $28,044,693 and $32,901,209, respectively. The decrease was due in part to the sale of one of the Operating Partnerships owned at March 31, 1995. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended March 31, 1996 and 1995, the net loss for the series was $1,969,550 and $1,208,253, respectively. The major components of these amounts are the Funds share of losses from Operating Partnerships and interest income earned on Offering proceeds to be used for acquisitions and Working Capital Reserves that have yet to be expended. The Net loss increased as 6 properties in lease-up and 8 properties under construction at March 31, 1995 became fully leased-up in the current fiscal year.

  In all series there was an increase in the tax credits provided to the investors from tax years ended December 31, 1994 to December 31, 1995. A greater number of credits was generated by properties which were under construction or in initial lease-up as of December 31, 1994, and subsequently completed construciton and lease-up phases as of December 31, 1995. The Fund expects the stream of tax credits to level of within the next two years as the properties in all series reach stabilized operations.

Recent Accounting Standards Not Yet Adopted
- -------------------------------------------
  In March, 1995 the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 31, 1995, with earlier application permitted. SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The partnership will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the partnership's financial statements.

Item 8.    Financial Statements and Supplementary Data

           The information required by this item is contained in Part IV, Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III
                                    --------
Item 10.   Directors and Executive Officers of the Fund

  (a), (b), (c), (d) and (e)

  The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Fund's affairs.

Herbert F. Collins, age 65, is co-founder and Chairman of the Board of Boston Capital Partners, Inc. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England which is part of the Federal Home Loan Bank System. Mr. Collins is co-founder and serves as Chairman-Emeritus of the Council for Rural Housing and Development, a 300-member organization including 14 state associations formed to encourage the development of rural housing nationwide. He serves as Chairman of the Massachusetts Housing Policy Commission, created by the Governor of the Commonwealth of Massachusetts and the Secretary of the Executive Office of Communities & Development, to assess the current status and recommend future housing policy for the Commonwealth. Additionally, he serves as a Member of the Board of Directors, of the Metropolitan Boston Housing Partnership, an organization dedicated to the renewal of housing through rehabilitation and community involvement. He served on the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In addition, Mr. Collins is a past director of the National Leased Housing Association, past chairman of the Rural Development Committee, and is a member of the National Rural Housing Council. Currently, Mr. Collins is a Board member of the National Housing Conference. Prior to co-founding Boston Capital, Mr. Collins served as Vice President and Director of Marketing at ECS Corporation and the Advanced Research Corporation, and was the Product Marketing Manager at Raytheon Corporation. Mr. Collins graduated from Harvard College and attended the Advanced Management Program, Harbridge House, Boston.

John P. Manning, age 47, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. Mr. Manning is Chairman of the Affordable Housing Tax Credit Coalition and is member of the Board of Directors of the National Leased Housing Association, two Washington, D.C.-based organizations. He also serves on the Board of Advisors for the Housing Development Reporter. He served as a Member of the Massachusetts Housing Policy Commission, Executive Office of Communities & Development, appointed by the Governor of the Commonwealth of Massachusetts. He was named by U.S. Senate Majority Leader George Mitchell to the Mitchell-Danforth Task Force, which helped structure the 1990 tax credit legislation. In similar capacities, Mr. Manning has been asked by the U.S. House Ways and Means Committee and by the U.S. Senate Finance Committee to represent the affordable housing industry as an expert on the efficacy of the low income housing tax credit and its effect on capital markets and the economy. Prior to co-founding Boston Capital in 1974, Mr. Manning was the Eastern Regional Vice President of Western Diversified Equities, a Beverly

Hills-based real estate development firm, and was an Investment Manager at the Industrial National Bank in Providence. In 1995, President Clinton appointed Mr. Manning a Member of the Advisory Committee on the Arts (John F. Kennedy Center for the Performing Arts). Mr. Manning graduated from Boston College.

Richard J. DeAgazio, age 51, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also serves on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

Christopher W. Collins, age 41, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

Anthony A. Nickas, age 35, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over twelve years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.


  (f)  Involvement in certain legal proceedings.

  None.

  (g)  Promoters and control persons.

  None.

Item 11.   Executive Compensation

  (a), (b), (c), (d) and (e)

  The Fund has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1996 fiscal year:

  1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Communications Limited Partnership. The annual fund management Fees charged to operations during the year ended March 31, 1996 was $2,399,311.

  2. The Fund has reimbursed an affiliate of the General Partner a total of $140,531 for amounts charged to operations during the year ended March 31, 1996. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

     (a)   Security ownership of certain beneficial owners.

           As of March 31, 1996, 21,996,102 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

     (b)   Security ownership of management.

           The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Fund. The Fund's response to
           Item 12(a) is incorporated herein by reference.

     (c)   Changes in control.

           There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

Item 13.   Certain Relationships and Related Transactions

     (a)   Transactions with management and others.

           The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference. See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from September 19, 1991 (date of inception) through March 31, 1995.

     (b)   Certain business relationships.

           The Fund response to Item 13(a) is incorporated herein by reference.

     (c)   Indebtedness of management.

           None.

     (d)   Transactions with promoters.

           Not applicable.

                                    PART IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

      Independent Auditors' Report

      Balance Sheets, March 31, 1996 and 1995

      Statements of Operations for the years ended March 31, 1996, 1995 and 1994

      Statements of Changes in Partners' Capital for the years and period ended March 31, 1996, 1995, and 1994

      Statements of Cash Flows for the years ended March 31, 1996,
      1995 and 1994

      Notes to Financial Statements March 31, 1996, 1995 and 1994

      Schedule I - Marketable Securities - Other Investments

      Schedule III - Real Estate and Accumulated Depreciation

      Notes to Schedule III

      Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

      (a) 3.   Exhibits (listed according to the number assigned
                      in the table in Item 601 of Regulation S-K)

      Exhibit No. 3 - Organization Documents.

      a. Certificate of Limited Partnership of Boston Capital Tax Credit Fund III L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)

      Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

      a. Agreement of Limited Partnership of Boston Capital Tax Credit Fund III L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)

      Exhibit No. 10 - Material contracts.

      a. Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)

      Exhibit No. 28 - Additional exhibits.

      a. Agreement of Limited Partnership of Branson Christian County (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 1994).

      b. Agreement of Limited Partnership of Peachtree L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 1994).

      c. Agreement of Limited Partnership of Cass Partners, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1994).

      d. Agreement of Limited Partnership of Sable Chase of McDonough L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 8, 1994).

      e. Agreement of Limited Partnership of Ponderosa Meadows Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 1994).

      f. Agreement of Limited Partnership of Hackley-Barclay LDHA (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 1994).

      g. Agreement of Limited Partnership of Sugarwood Park (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 1994).

      h. Agreement of Limited Partnership of West End Manor of Union Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 1994).

      i. Agreement of Limited Partnership of Vista Loma (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 1994).

      j. Agreement of Limited Partnership of Palmetto Properties (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 1994).

      k. Agreement of Limited Partnership of Jefferson Square (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1994).

      l. Agreement of Limited Partnership of Holts Summit Square (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1994).

      m. Agreement of Limited Partnership of Harris Housing (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 1994).

      n. Agreement of Limited Partnership of Branson Christian County II (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on September 1, 1994).

      o. Agreement of Limited Partnership of Chelsea Square (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on September 12,
           1994).

      p. Agreement of Limited Partnership of Palatine Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on September 21, 1994).

      q. Agreement of Limited Partnership of Mansura Villa II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on October 19, 1994).

      r. Agreement of Limited Partnership of Haynes House Associates II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on October 25, 1994).

      s. Agreement of Limited Partnership of Skowhegan Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on October 28, 1994).

      t. Agreement of Limited Partnership of Mt. Vernon Associates, L.P. (Incorporated by reference from Registrant's current report on F rm 8-K as filed with the Securities and Exchange Commission on November 19, 1994).

      u. Agreement of Limited Partnership of Clinton Estates, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995.)

        (b)  Reports on Form 8-K
           -------------------
  Report on Form 8-K dated April 4, 1994, concerning the Partnership's investment in Branson Christian County, L.P. filed with the commission on April 4, 1994.

  Report on Form 8-K dated April 4, 1994, concerning the Partnership's investment in Peachtree Limited Partnership filed with the commission on April 4, 1994.

  Report on Form 8-K dated April 7, 1994, concerning the Partnership's investment in Cass Partners, L.P. filed with the commission on April 7, 1994.

  Report on Form 8-K dated April 8, 1994, concerning the Partnership's investment in Sable Chase of McDonough L.P. filed with the commission on April 8, 1994.

  Report on Form 8-K dated April 12, 1994, concerning the Partnership's investment in Ponderosa Meadows Limited Partnership filed with the commission on April 12, 1994.

  Report on Form 8-K dated April 14, 1994, concerning the Partnership's investment in Hackley-Barclay Limited Partnership filed with the commission on April 14, 1994.

  Report on Form 8-K dated May 12, 1994, concerning the Partnership's investment in Sugarwood Park Limited Partnership filed with the commission on May 12, 1994.

  Report on Form 8-K dated May 29, 1994, concerning the Partnership's investment in West End Manor of Union Limited Partnership filed with the commission on May 29, 1994.

  Report on Form 8-K dated May 31, 1994, concerning the Partnership's investment in Vista Loma Limited Partnership filed with the commission on May 31, 1994.

  Report on Form 8-K dated June 16, 1994, concerning the Partnership's investment in Palmetto Properties Limited Partnership filed with the commission on June 16, 1994.

  Report on Form 8-K dated June 27, 1994, concerning the Partnership's investment in Jefferson Square Limited Partnership filed with the commission on June 27, 1994.

 Report on Form 8-K dated June 27, 1994, concerning the Partnership's investment in Holts Summit Square Limited Partnership filed with the commission on June 27, 1994.

  Report on Form 8-K dated July 8, 1994, concerning the Partnership's investment in Harris Houisng Limited Partnership filed with the commission on June 27, 1994.

  Report on Form 8-K dated September 1, 1994, concerning the
Partnership's investment in Branson Christian County II Limited Partnership filed with the commission on September 1, 1994.

  Report on Form 8-K dated September 12, 1994, concerning the
Partnership's investment in Chelsea Square Limited Partnership filed with the commission on September 12, 1994.

  Report on Form 8-K dated September 21, 1994, concerning the
Partnership's investment in Palatine Limited Partnership filed with the commission on September 21, 1994.

  Report on Form 8-K dated October 19, 1994, concerning the Partnership's investment in Mansura Villa II Partnership filed with the commission on October 19, 1994.

  Report on Form 8-K dated October 25, 1994, concerning the Partnership's investment in Haynes House Associates II Limited Partnership filed with the commission on October 25, 1994.

  Report on Form 8-K dated October 28, 1994, concerning the Partnership's investment in Skowhegan Limited Partnership filed with the commission on October 28, 1994.

  Report on Form 8-K dated November 19, 1994, concerning the
Partnership's investment in Mt. Vernon Associates, L.P. filed with the commission on November 19, 1994.

  Report on Form 8-K dated November 19, 1994, concerning the
Partnership's investment in Clinton Estates, L.P. filed with the commission on January 12, 1995.

      (c)  Exhibits
           --------
      The list of exhibits required by Item 601 of Regulation S-K is included in Item 14 (a)(3).

      (d)  Financial Statement Schedules
           -----------------------------
      See Item 14 (a) 1 and 2 above.

      (e)  Independent Auditors' Reports for Operating Partnerships.
           --------------------------------------------------------

                                   SIGNATURES
                                   ----------
  Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Boston Capital Tax Credit Fund III L.P.


                              By:  Boston Capital Associates III L.P.
                                   General Partner

                              By:  Boston Capital Associates



Date:  July 15, 1996          By:  /s/ John P. Manning
                                   -------------------
                                   John P. Manning



                              By:  /s/ Herbert F. Collins
                                   -----------------------
                                  Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:                       SIGNATURE:                       TITLE:

                                                       General Partner and
July 15, 1996       /s/ John P. Manning                Principal Executive
                    -------------------                Officer, Principal
                                                       Financial Officer and
                                                       Principal Accounting
                                                       Officer of Boston
                                                       Capital Associates


                                                       General Partner and
                    /s/ Herbert F. Collins             Principal Executive
                    ----------------------             Officer, Principal
                                                       Financial Officer and
                                                       Principal Accounting
                                                       Officer of Boston
                                                       Capital Associates

                                   SIGNATURES
                                   ----------
    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Boston Capital Tax Credit Fund III L.P.

                                By:    Boston Capital Associates III
                                       L.P., General Partner

                                By:    Boston Capital Associates


                                       By:  _________________________
Date: July 15, 1996                         John P. Manning



                                       By:  _________________________
                                            Herbert F. Collins

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE: July 15, 1996         SIGNATURE:                   TITLE:
                                                  General Partner and
                          _____________________   Principal Executive
                          John P. Manning         Officer, Principal
                                                  Financial Officer and
                                                  Principal Accounting
                                                  Officer of Boston
                                                  Capital Associates


                                                  General Partner and
                          _____________________   Principal Executive
                          Herbert F. Collins      Officer, Principal
                                                  Financial Officer and
                                                  Principal Accounting
                                                  Officer of Boston
                                                  Capital Associates

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT

                   BOSTON CAPITAL TAX CREDIT FUND III L.P. -
                          SERIES 15 THROUGH SERIES 19

                           MARCH 31, 1996 AND 1995
                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                               TABLE OF CONTENTS



                                                                          PAGE


INDEPENDENT AUDITORS' REPORT                                               F-3


FINANCIAL STATEMENTS


     BALANCE SHEETS                                                        F-5


     STATEMENTS OF OPERATIONS                                             F-11


     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                           F-17


     STATEMENTS OF CASH FLOWS                                             F-23


     NOTES TO FINANCIAL STATEMENTS                                        F-35


SCHEDULE I - MARKETABLE SECURITIES -
  OTHER INVESTMENTS                                                       F-67


SCHEDULE III - REAL ESTATE AND
  ACCUMULATED DEPRECIATION                                                F-69



NOTES TO SCHEDULE III









Schedules not listed are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements or the notes thereto.

                  Reznick Fedder & Silverman
      Certified Public Accountants * Business Consultants
                  A Professional Corporation

 4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
              (301) 652-9100 * Fax (301) 652-1848

                         INDEPENDENT AUDITORS' REPORT

To the Partners
Boston Capital Tax Credit Fund III L.P.

     We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund III L.P. Series 15 through Series 19, in total and for each series, as of March 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the total partnership and for each of the series for each of the three years in the year or period ended March 31, 1996, which includes the total partnership and Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19 as of March 31, 1996 and 1995 and the related statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1996, 1995 and 1994 for the total partnership and Series 15 through Series 17, for the years ended March 31, 1996 and 1995 for Series 18 and 19, and for the period June 17, 1993 (date of inception) through March 31, 1994 for Series 18, and for the period October 8, 1993 (date of inception) through March 31, 1994 for Series 19. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund III L.P. owns a limited partnership interest. Investments in such partnerships comprise the following percentages: Total, 25% and 26% of the assets as of March 31, 1996 and 1995 and 26%, 19% and 32% of the operating limited partnership loss for years ended March 31, 1996, 1995 and 1994, respectively; of the assets for Series 15 as of March 31, 1996 and 1995, 27% and 18%, respectively, of the operating limited partnership loss for Series 15 for the years ended March 31, 1996, 1995 and 1994, 29%, 20% and 38%, respectively; of the assets for Series 16 as of March 31, 1996 and 1995, 29% and 26%, respectively, of the limited partnership loss for Series 16 for the years ended March 31, 1996, 1995 and 1994, 28%, 26% and 11%, respectively; of the assets for Series 17 as of March 31, 1996 and 1995, 24% and 26%, of the limited partnership loss for Series 17 for the years ended March 31, 1996, 1995 and 1994, 23%, 23% and 39%, respectively; of the assets for Series 18 as of March 31, 1996 and 1995, 19% and 30% and of the operating limited partnership loss for Series 18 for the years ended March 31, 1996 and 1995 and for the period June 17, 1993 (date of inception) through March 31, 1994, 19%, 19% and 4%, respectively; and of the assets for Series 19 as of March 31, 1996 and 1995, 33% and 30% and of the operating limited partnership loss for Series 19 for the years ended March 31, 1996 and 1995 and for the period October 8, 1993 (date of inception) through March 31, 1994, 22%, 11% and 7%, respectively. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall
                             - F-3 -
financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund III L.P. Series 15 through Series 19, in total and for each series, as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years in the year or period ended March 31, 1996, which includes the total partnership and Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19 as of March 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 for the total partnership and Series 15 through Series 17, for the years ended March 31, 1996 and 1995 for Series 18 and Series 19, for the period June 17, 1993 (date of inception) through March 31, 1994 for Series 18, and for the period October 8, 1993 (date of inception) through March 31, 1994 for Series 19, in conformity with generally accepted accounting principles.

     We and other auditors have also audited the information included in the related financial statement schedules listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19 as of March 31, 1996. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.





Bethesda, Maryland
July 2, 1996
























                             - F-4 -
INDEPENDENT AUDITORS' REPORT





To the Partners
Graham Housing Associates Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Graham Housing Associates Limited Partnership, as of December 31, 1995, and the related statements of operations, and changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report is presented for the purposes of additional analysis and is not a required part of the financial statements of Graham Housing Associates Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

February 19,1996

















Charles Bailly & Company P.L.L.P.
Certified Public Accountants Consultants
INDEPENDENT AUDITOR'S REPORT

The Partners
Ridgeview Apartments of Brainerd
  A Limited Partnership
Moorhead, Minnesota


We have audited the accompanying balance sheets of Ridgeview Apartments of Brainerd A Limited Partnership, FmHA Project Number 27-018-0411625811 as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeview Apartments of Brainerd A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Fargo, North Dakota
February 8, 1996
























Charles Bailly & Company P.L.L.P.
Certified Public Accountants Consultants

INDEPENDENT AUDITOR'S REPORT

The Partners
Ridgeview Apartments of Brainerd
  A Limited Partnership
Moorhead, Minnesota


We have audited the accompanying balance sheets of Ridgeview Apartments of Brainerd A Limited Partnership, FmHA Project Number 27-018-0411625811 as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeview Apartments of Brainerd A Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Fargo, North Dakota
January 17,1994

Plante & Moran, LLP

1111 Michigan Avenue
P.O Box 2500
East Lansing, Michigan 48826-2500

Certified Public Accountants
Management Consultants
517-332-6200
FAX 517-332-8502

Independent Auditor's Report

To the Partners
University Meadows Limited Dividend
   Housing Association Limited Partnership


We have audited the accompanying balance sheets of University Meadows Limited Dividend A Limited Partnership, (a Michigan limited partnership),MSHDA Development NO. 889, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Meadows Limited Dividend A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 12, 1996, on our consideration of the Partnership's internal control structure and a report January 12, 1996, on its compliance with laws and regulations.

January 12, 1996

A Member of
Moores
Rowland
International
A worldwide association of independent accounting

Plante & Moran, LLP

1111 Michigan Avenue
P.O Box 2500
East Lansing, Michigan 48826-2500

Certified Public Accountants
Management Consultants
517-332-6200
FAX 517-332-8502
Independent Auditor's Report

To the Partners
University Meadows Limited Dividend
   Housing Association Limited Partnership


We have audited the accompanying balance sheets of University Meadows Limited Dividend A Limited Partnership, (a Michigan limited partnership),MSHDA Development NO. 889, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Meadows Limited Dividend A Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


January 12, 1996

A Member of
Moores
Rowland
International
A worldwide association of independent accounting

TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726

(810) 626-3800
Fax No. (810) 626-2276

ELY TAMA, CPA*
JEFFREY F. BUDAJ, CPA
- ----------------------
BARTON A. LOWN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JONATHON M. SHELDON, CPA
JOHN W. WEIPERT, CPA
* Also Licensed in Florida And South Carolina

MEMBERS
- -------
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners of
Heron's Landing RRH, Ltd.

We have audited the accompanying balance sheet of Heron's Landing RRH, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows - project operations for the year then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Heron's Landing RRH, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

TAMA AND BUDAJ, P.C.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 17 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 18 through 20.


TAMA AND BUDAJ, P C.
Farmington Hills, Michigan
February 9, 1996

VELEZ, SEMPRIT, NIEVES & Co.
252 Ponce de Leon Ave
11th Floor
Hato Rey, Puerto Rico 00918-9922
Tel: (809) 751-6500
Fax: (809) 767-1197

Certified Public Accountants / Business Advisors
A member of Horwath International

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
- -----------------------------------------------------

Partners
April Gardens Apartments III Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of April Gardens Apartments III Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of April Gardens Apartments III Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of the Partnership's internal control structure and a report dated January 26, 1996 on its compliance with laws, regulations, contracts, loan covenants and agreements.
VELEZ, SEMPRIT, NIEVES & Co.
Page 2


We conducted our audits to form an opinion on the basic financial statements of April Gardens Apartments III Limited Partnership taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expense are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



January 26, 1996

Stamp number 1340334 was
affixed to the original of this
report.

GRAHAM CARTER
& JENNINGS, PLC

CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)
- ----------------------------

Jack G. Jennings
Walter H. Graham
Michael J. Carter
Diane B. Carter

Independent Auditor'S Report
- ----------------------------

To the Partners
Autumnwood Limited Partnership

We have audited the accompanying balance sheets of Autumnwood Limited Partnership (a Virginia limited partnership) , FMHA Project No.:
54-025-621447815, as of December 31, 1995 and 1994, and the related statements of operations, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumnwood Limited Partnership, FMHA Project No. : 54-025-621447815, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners, capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


601 Thimble Shoals Boulevard Suite 201
Newport News, Virginia 23606
(804) 873-0767 Fax (804) 873-6938

GRAHAM CARTER
& JENNINGS, PLC
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





February 26, 1996

CARTER & JENNINGS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

11832-B Canon Boulevard
Newport News, Virginia 23606
(804) 873-0767
Facsimile (804) 873-0874

Harold D. Carter (1931-1993)
Jack G. Jennings
Michael J. Carter

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Autumnwood Limited Partnership

We have audited the accompanying balance sheets of Autumnwood Limited Partnership (a Virginia limited partnership), FMHA Project No.:
54-025-621447815, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility s to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government auditing Standards, issued by the Comptroller General of the United States. Those standards require hat we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing he accounting principles used and significant estimates made by management, as well as evaluating he overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumnwood Limited Partnership, FMHA Project No.: 54-025621447815, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Newport News, Virginia
February 3, 1995

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To The Partners
Barton Village Limited Partnership

We have audited the accompanying balance sheets of Barton Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barton Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES



Certified Public Accountants

April 1, 1996
Hinesville, Georgia

TEL. (912) 369-7575
FAX. (912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

SCHELL & HOGAN
CERTIFIED PUBLIC ACCOUNTANTS

P.0. Box 859
Brunswick, GA 31521
(912) 267-5300

P.O. Box 967
Hinesville, GA  31313
(912) 369-7575

Jerry W. Harper, CPA
James A. Szwast, CPA
Larry R. Golden, CPA
Joseph A. Whittle, Jr., CPA
Steven P. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To The Partners
Barton Village Limited Partnership

We have audited the accompanying balance sheets of Barton Village Limited Partnership, as f December 31, 1993 and 1992, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. hose standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barton Village Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

SCHELL AND HOGAN

Certified Public Accountants

February 21, 1994
Hinesville, Georgia

Members American Institute and Georgia Society of Certified Public Accountants

LITTLE, SHANEYFELT & CO.
CERTIFIED PUBLIC ACCOUNTANTS
1501 N.  UNIVERSITY, SUITE 300
LITTLE ROCK ARKANSAS 72207-5232
TELEPHONE (501) 666-2879

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Beckwood Manor Eight Limited Partnership

We have audited the accompanying balance sheet of Beckwood Manor Eight Limited Partnership, FMHA Project No. 03-009- 0710677267 (the Partnership), as of December 31, 1995, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles Used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Eight Limited Partnership as of December 31, 1995, and its results of operations, changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 11, 1996, on our consideration of the Partnership's internal control structure and a report dated March 11, 1996 on its compliance with laws, regulations, contracts and grants.


Little, Shaneyfelt & Co.
March 11, 1996

GRAHAM CARTER
& JENNINGS, PLC

CERTIFIED PUBLIC ACCOUNTANTS
Harold D. Carter (1931-1993)
- ---------------------------
Jack G. Jennings
Walter H. Graham
Michael J. Carter
Diane B. Carter

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Brunswick Limited Partnership

We have audited the accompanying balance sheets of Brunswick Limited Partnership (a Virginia limited partnership) FMHA Project No.:
54-017-621447814, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows or the years then ended.
These financial statements are the responsibility of the Partnership' s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance bout whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Limited Partnership, FMHA Project No. : 54-017-621447814, as of December 31, 1995 and 1994, and the results of its operations, he changes in partners, capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


601 Thimble Shoals Boulevard, Suite 201
Newport News, Virginia 23606
(804) 873-0767
Fax (804) 873-6938

GRAHAM CARTER
& JENNINGS, PLC
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


February 26, 1996

CARTER & JENNINGS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

11832-B Canon Boulevard
Newport News, Virginia 23606
(804) 873-0767
Facsimile (804) 873-0874

Harold D. Carter (1931 - 1993)
- -------------------------------
Jack G. Jennings
Michael J. Carter

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Brunswick Limited Partnership

We have audited the accompanying balance sheets of Brunswick Limited Partnership (a Virginia limited partnership), FMHA Project No.:
54-017-621447814, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Limited Partnership, FMHA Project No.: 54-017-621447814, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Newport News, Virginia
February 3, 1995
DURANT, SCHRAIBMAN & LINDSAY
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

To the Partners
Buena Vista Apartments, Phase II, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Buena Vista Apartments, Phase II, A Limited Partnership A South Carolina Limited Partnership), as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Apartments, Phase II, A Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 18, 1996


4408 Forest Drive, Third Floor
Columbia, South Carolina 29206
Telephone 803-790-0020
Fax 803-790-0011

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
TEL.(205) 543-3707
P.O.BOX 775
516 Walnut Street
Gadsden, Alabama 35902

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Chestnut Hill Estates, Ltd.
Altoona, Alabama

I have audited the accompanying balance sheets of Chestnut Hill Estates, Ltd., a limited partnership, RECD Project No.: 01-028-631016355 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in material respects, the financial position of Chestnut Hill Estates, Ltd., RECD Project No.: 01-028-631016355 as of December 31, 1995 and 1994,,and the
results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through II for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated March 4, 1996 on my consideration of Chestnut Hill Estates, Ltd., internal control structure and a report dated March 4, 1996 on its compliance with laws and regulations.
March 4, 1996

BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS


INDEPENDENT AUDITORS' REPORT
- ----------------------------

The Partners
East Machias Limited Partnership

We have audited the accompanying balance sheets of East Machias Limited Partnership, RECD Case No. 23- 015-0010465014, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall fmancial statements presentation.

We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Machias Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 15 and 16 as of and for the years ended December 31, 1995 and 1994, is presented solely for the use of Rural Economic and Community Development and is not a required part of the basic financial statements.
This supplementary information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Portland, Maine
January 23, 1996

Offices in:   Bangor, Maine    Portland, Maine
              Lebanon, New Hampshire    Manchester, New Hampshire
Ludvigson, Braun & Co.
ACCOUNTANTS AND AUDITORS
117 NW 3rd Street
P.O. Box 845
Valley City, North Dakota 58072-0845
Telephone: (701) 845-1457
Facsimile (701) 845-8003

R.B. Ludvigson, CPA (Retired)
Raymond J. Braun, LPA
Muriel G. Haugen, CPA
Connie E. Winkler LPA
JoAnn R. Zerface. CPA

INDEPENDENT AUDITORS' REPORT
- ---------------------------
To the Partners
East Park Apartments I Limited Partnership
Dilworth, Minnesota

We have audited the accompanying balance sheets of East Park Apartments I Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1995 and for the period ended from inception (June 1, 1994)through December 31, 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Park Apartments I Limited Partnership as of December 31, 1995 and 1994 and the results of its operations, the changes in partners' equity, and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Valley City, North Dakota
February 10, 1996

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Edgewood Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Edgewood Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-050-0611179040, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood Properties, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


Daniel G. Drane
Certified Public Accountant

March 19, 1996

THOMAS, JUDY & TUCKER
Certified Public Accountants

16 East Rowan Street, Suite 100
Raleigh, NC  27609
(919) 571-7055
FAX (919-571-7089

C. Gilbert Smith
Clifton W. Thomas
Chris P. Judy
David W. Tucker

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Graham Housing Associates Limited Partnership
(A Development Stage Partnership)

We have audited the accompanying balance sheet of Graham Housing Associates Limited Partnership as of December 31, 1994. The balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require hat we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 1994 in conformity with generally accepted accounting principles.


March 9, 1995

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA  31313

Larry R. Golden, CPA
Janine D. Graham, CPA


INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To The Partners
Greenwood Village Limited Partnership

We have audited the accompanying balance sheets of Greenwood Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES


Certified Public Accountants

April 1, 1996
Hinesville, Georgia

TEL (912) 369-7575
FAX (912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants
SCHELL & HOGAN
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 859
Brunswick, GA 31521
(912) 267-5300

P.O. Box 967
Hinesville, GA  31313
(912) 369-7575

James W. Harper, CPA
James A. Szwast, CPA
Larry R. Golden, CPA
Joseph A. Whittle, Jr., CPA
Steven P. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To The Partners
Greenwood Village Limited Partnership

We have audited the accompanying balance sheets of Greenwood Village Limited Partnership, as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Village Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

SCHELL AND HOGAN

Certified Public Accountants

February 21, 1994
Hinesville, Georgia

Members American Institute and Georgia Society of Certified Public Accountants
HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 26, 1996

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
Partners
HARRISONVILLIE PROPERTIES II, LP

Re:   For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Howe and Associates

Schoonover, Boyer, Gettman & Associates
Certified Public Accountants
Financial Consultants

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
The Hearthside II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheets of The Hearthside II Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside II Limited Dividend Housing Association Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 26, 1996

Northwoods Corporatate Center, Suite 200
110 Northwoods Boulevard
Worthington, Ohio 43235
(614) 888-8000
Fax (614) 888-8634

HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 19, 1996

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
Partners
HIGGINSVILLE ESTATES, LP

Re:   For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


Howe and Associates, PC

HOWE & ASSOCIATES
CERTIFIED PUBUC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 24, 1996

INDEPENDENT AUDITORS REPORT
- ---------------------------
Partners
KEARNEY ESTATES, LP.

Re:   For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Howe and Associates

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------
To the Partners
Laurelwood Apartments, Phase II, A limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Laurelwood Apartments, Phase II, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurelwood Apartments, Phase II, A Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 26, 1996



4408 Forest Drive, Third Floor
Columbia, South Carolina 29206
Telephone 803-790-0020
Fax 803-790-0011

GRAHAM CARTER
& JENNINGS, PLC

CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)
- ---------------------------
Jack G. Jennings
Walter H. Graham
Michael J. Carter
Diane B. Carter

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Lebanon II Limited Partnership

We have audited the accompanying balance sheets of Lebanon II Limited Partnership (a Virginia limited partnership), FMHA Project No.:
55-013-621447812, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership, s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lebanon II Limited Partnership, FMHA Project No.: 55-013-621447812, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


601 Thimble Shoals Boulevard, Suite 201
Newport News, Virginia 23606
(804) 873-0767
Fax (804) 873-6938

GRAHAM CARTER
& JENNINGS, PLC
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





February 26, 1996

CARTER & JENNINGS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

11832-B Canon Boulevard
Newport News, Virginia 23608
(804) 873-0767
Facsimile (804) 873-0874

Harold D. Carter (1931-1993)
- ---------------------------
Jack G. Jennings
Michael J. Carter

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Lebanon II Limited Partnership


We have audited the accompanying balance sheets of Lebanon II Limited Partnership (a Virginia limited partnership) , FMHA Project No.:
55-013-621447812, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership' s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lebanon II Limited Partnership, FMHA Project No.: 55-013-621447812, as of December 31, 1994 and 1993, and the results of its operations, the changes in partners, capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

CARTER & JENNINGS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






Newport News, Virginia
February 3, 1995

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 24, 1996

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

Partners
LEBANON PROPERTIES III, LP

Re:   For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


Howe and Associates

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704


INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Lilac Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Lilac Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-043- 61115801 1, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilac Properties, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Daniel G. Drane
Certified Public Accountant

March 19, 1996

Hawkins, Ash, Baptie & Company
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Madison Partners Limited Partnership

We have audited the accompanying balance sheet of Madison Partners Limited Partnership (the 'Project'), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Partners Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


La Crosse, Wisconsin
February 14, 1996

SCHELL & HOGAN
CERTIFIED PUBLIC ACCOUNTANTS


P.O. Box 859
Brunswick, GA 31521
(912) 267-5300

P.O. Box 967
Hinesville, GA  31313
(912)369-7575

Jerry W. Harper, CPA
James A. Szwast, CPA
Larry R. Golden, CPA
Joseph A. Whittle, Jr., CPA
Steven P. Graham, CPA


INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To The Partners
Manning Lane Limited Partnership

We have audited the accompanying balance sheets of Manning Lane Limited Partnership, as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Manning Lane Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

SCHELL AND HOGAN
Certified Public Accountants

February 21, 1994
Hinesville, Georgia

Members American Institute and Georgia Society of Certified Public Accountants
HOWE & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 16, 1996

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

Partners
MARYVILLE PROPERTIES, LP.

Re:   For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Howe and Associates

BEALL & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS


INDEPENDENT AUDITORS' REPORT
- ----------------------------

Monark Properties, An Arkansas Limited Partnership
Barling, AR

we have audited the accompanying balance sheets of Monark Properties An Arkansas Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require than we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Monark Properties, An Arkansas Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

BEALL AND COMPANY, PLC
Certified Public Accountants


Fort Smith, Arkansas
January 24, 1996

HOWE AND ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 15, 1996

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

Partners
OAK GROVE VILLA APARTMENTS, LP

Re:   For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


Howe and Associates, PC

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 14, 1996


INDEPENDENT AUDITOR'S REPORT
- ----------------------------

Partners
OSCEOLA ESTATES, LP.

Re:   For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Howe and Associates

LITTLE, SHANEYFELT & CO.
CERTIFIED PUBLIC ACCOUNTANTS
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-6232
TELEPHONE (501) 666-2879


INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
P.D.C. Fifty Five Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Fifty Five Limited Partnership, FMHA Project No. 03-052- 710665737 (the Partnership), as of December 31, 1995 and 1994, and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December 31, 1995 and 1994, and its results of operations, changes in partners, equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 11, 1996, on our consideration of the Partnership's internal control structure and a report dated March 11, 1996 on its compliance with laws, regulations, contracts and grants.


Little, Shaneyfelt & Co.
March 11, 1996

McGEE & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Rio Mimbres II,Ltd.
and Rural Economic Community Development

We have audited the accompanying balance sheets of Rio Mimbres II, Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Mimbres II, Ltd. as of December 31, 1995 and 1994, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1996, on our consideration of the Partnership's internal control structure and a report dated January 23, 1996, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Rio Mimbres II, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 23, 1996
Farmington, New Mexico

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant

P.O. BOX 775
516 WALNUT STREET
GADSDEN, ALABAMA 35902
TELEPHONE (205) 543-3707

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Sunset Square I, Limited Partnership
Scottsboro, Alabama

I have audited the accompanying balance sheets of Sunset Square Limited Partnership, RECD Project No. : 01-036-631030935 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Square I, Limited Partnership, RECD Project No.: 01-036-631030935 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
Page 2

In Accordance with Government Auditing Standards, I have also issued a report dated February 10, 1996 on my consideration of Sunset Square I, Limited Partnership's internal control structure and a report dated February 10, 1996 on its compliance with laws and regulations.


February 10, 1996
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant

P.O. BOX 775
516 WALNUT STREET
GADSDEN, ALABAMA 35902
TELEPHONE (205) 543-3707

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Sunset Square I, Limited Partnership
Scottsboro, Alabama

I have audited the accompanying balance sheets of Sunset Square I, Limited Partnership, RECD Project No. : 01-036-631030935 as of December 31, 1993 and 1992, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Square I, Limited Partnership, FmHA Project No.: 01-036-631030935 as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through II for the years ended December 31, 1993 and 1992, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 14, 1994
DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT
209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Taylor Mill Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Taylor Mill Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-062-0611174245, as of December 31, 1995 and 1994, and the related Statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1995 and 1994, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Mill Properties, Ltd., as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.


Daniel G. Drane
Certified Public Accountant

March 19, 1996

David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the General Partners of
Timmons Village Limited Partnership


We have audited the accompanying balance sheets of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.



David C. Moja, C.P.A., P.C.


March 11, 1996
Savannah, Georgia

VELEZ, SEMPRIT, NIEVES & Co.
Certified Public Accountants/Business Advisors
A Member of Horwath International

252 Ponce de Leon Ave., 11th Floor
Hato Rey, Puerto Rico 00918-9922
Tel. (809) 751-6500
Fax: (809) 767-1197

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
- ----------------------------------------------------
Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Villa del Mar Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Controller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa del Mar Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

We conducted our audits to form an opinion on the basic financial statements of Villa del Mar Limited Partnership taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expense are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

March 30, 1995

Stamp number 1282930 was
affixed to the original of this
report.

Ortiz Lopez & Co.
Certified Public Accountants
Calle Post 183 Sur Altos
P.O. Box 3944
Marina Stations
Mayaquez, P.R. 00681

Telephones: (809) 833-8236
                  833-8250
Fax:              833-8285

CPA Eulalio Ortiz Rodriguez, MSA
CPA Heriberto Lopez Recio


INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
virgen del Pozo Limited Partnership

We have audited the accompanying balance sheets of Virgen del Pozo Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virgen del Pozo Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

To the Partners
Virgen del Pozo Limited Partnership
Page 2 - Continued


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Certified Public Accountants


Mayaguez, Puerto Rico
January 29, 1996

David C. Moja, C.P.A.
P.O. Box 14212
Savannah, Georgia 31416
(912) 354-4141

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the General Partners of
Whitewater Village Limited Partnership


We have audited the accompanying balance sheets of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for the portion marked "unaudited", on which we express no opinion, has been subjected to the procedures applied in the audits of the basic financial statements and, in our opinion, is fairly presented in all material respects in to the basic financial statements taken as a whole.


David C. Moja, C.P.A., P.C.


March 11, 1996
Savannah, Georgia

Virchow, Krause & Company, LLP
Certified Public Accountants & Consultants

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Partners
School Street Limited Partnership I
Madison, Wisconsin

We have audited the accompanying balance sheet of WHEDA Project No. 011/001217 of School Street Limited Partnership I as of December 31, 1995, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit In accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, In all material respects, the financial position of WHEDA Project No.
011/001217 of School Street Limited Partnership I as of December 31, 1995, and the results of Its operations, changes in partners' equity and cash flows for the year then ended In conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information found on pages 13-24 Including supplemental Information required by WHEDA, Is presented for purposes of additional analysis and Is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, In our opinion, Is presented fairly In all material respects in relation to the basic financial statements taken as a whole.

To the Partners
School Street Limited Partnership I



The financial statements of School Street Limited Partnership I for the year ended December 31, 1994 were audited by other accountants, whose report dated January 24, 1995 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

VIRCHOW, KRAUSE & COMPANY, LLP



Madison, Wisconsin
January 18, 1996

Blackman & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

1413 Leavenworth Historic
Limited Partnership

(A Nebraska Limited Partnership)
Omaha, Nebraska

We have audited the accompanying balance sheet of 1413 Leavenworth Historic Limited Partnership as of December 31, 1995 and the related statements of operations, changes in partners' capital accounts and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and the results of its operations, changes in partners' capital accounts and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Omaha, Nebraska
March 31, 1995





11924 Arbor St., Ste. 20O Omaha, Nebraska 68144
Phone (402) 330 1040   Fax (402)333 9189

OTIS, ATWELL & TIMBERLAKE
Professional Association
CERTIFIED PUBLIC ACCOUNTANTS

980 Forest Avenue
Portland, Maine 04103
(207) 797 0990
Fax (207) 797 8618

James C Otis, C.P.A.., CFP
Stephen W AtwelL, C.P.A.
Fred 1. Timberlake, C.P.A.
Bruce E. Fritzson, C.P.A.
Thomas J. Gioia, C.P.A.

INDEPENDENT AUDITOR'S REPORT

The Partners
Anson Limited Partnership

We have audited the accompanying balance sheets of Anson Limited Partnership, a limited partnership, RECD Case No. 23-013-010459470, as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anson Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Certified Public Accountants

January 30, 1996
Portland, Maine

Habif, Arogeti & Wynne, P.C.
Certified Public Accountants
INDEPENDENT AUDITORS' REPORT

To the Partners
Blairsville Rental Housing, L.P.

We have audited the accompanying balance sheets of BLAIRSVILLE RENTAL HOUSING, L.P. (a Limited Partnership), as of December 31, 1995 and 1994, and the related statements of income and expenses, changes in partners, equity (deficit], and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLAIRSVILLE RENTAL HOUSING, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Atlanta, Georgia

February 22, 1996

MEMBERS
Georgia Society of Certified Public Accountants
American Institute of Certified Public Accountants
AICPA Division for CPA Firms Private Companies Practice Section SEC Practice Section

lO73 West Peachtree Street, N.E., Atlanta, GA 30309-3837
(404) 892-9651    Fax (404) 876-3913

Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


To the Partners
Blairsville Rental Housing, L.P.



We have audited the accompanying balance sheet of BIAIRSVILLE RENTAL HOUSING, L.P. (a development stage partnership), as of December 31, 1993. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of BLAIRSVILLE RENTAL HOUSING, L.P. as of December 31, 1993, in conformity with generally accepted accounting principles.



Atlanta, Georgia

January 14, 1994




MEMBERS

GEORGIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
AICPA DIVISION FOR CPA FIRMS PRIVATE COMPANIES PRACTICE SECTION SEC PRACTICE SECTION

Habif, Arogeti, & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


To the Partners
Blairsville Rental Housing, L.P. II


We have audited the accompanying balance sheets of BLAIRSVILLE RENTAL HOUSING, L.P. II (a Limited Partnership), as of December 31, 1995 and 1994, and the related statements of income and expenses, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLAIRSVILLE RENTAL HOUSING, L.P. II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion an the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Atlanta, Georgia

February 2, 1996

MEMBERS

GEORGIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
AICPA DIVISION FOR CPA FIRMS PRIVATE COMPANIES PRACTICE SECTION SEC PRACTICE SECTION

l073 West Peachtree Street, N.E., Atlanta, GA 30309-3837
(404) 892-9651    Fax (404) 876-3913

Habif, Arogeti, & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT



To the Partners
Blairsville Rental Housing II, L.P.


We have audited the accompanying balance sheet of BLAIRSVILLE RENTAL HOUSING II, L.P., (a development stage partnership] , as of December 31, 1993. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of BLAIRSVILLE RENTAL HOUSING II, L.P. as of December 31, 1993, in conformity with generally accepted accounting principles.



Atlanta, Georgia

January 14, 1994


MEMBERS
GEORGIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
AICPA DIVISION FOR CPA FIRMS PRIVATE COMPANIES PRACTICE SECTION SEC PRACTICE SECTION

1073 West Peachtree Street, N.E., Atlanta, GA 30309-3837
(404) 892-9651   Fax (404) 876-3913

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 4, 1996

INDEPENDENT AUDITOR'S REPORT


Partners
BRANSON CHRISTIAN COUNTY I, LP

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 4, 1996

INDEPENDENT AUDITOR'S REPORT


Partners
BRANSON CHRISTIAN COUNTY II, LP

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC

Habif, Arogeti, & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT




To the Partners
Butler Rental Housing, L.P.



We have audited the accompanying balance sheet of BUTLER RENTAL HOUSING, L.P. (a development stage partnership] , as of December 31, 1993. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that out audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of BUTLER RENTAL HOUSING, L.P. as of December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Atlanta, Georgia

January 14, 1994



MEMBERS
Georgia Society of Certified Public Accountants
American Institute of Certified Public Accountants
AICPA Division for CPA Firms Private Companies Practice Section SEC Practice Section

DuRant, Schraibman & Lindsay
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT



To the Partners
Canterfield Manor of Denmark, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Canterfield Manor of Denmark, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 22, 1996






4408 Forest Drive, Third Floor
Columbia, South Carolina 29206
Telephone 803-790-0020   Fax 803-790-0011

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants








INDEPENDENT ACCOUNTANTS' REPORT



To the Partners
Canterfield Manor of Denmark, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheet of Canterfield Manor of Denmark, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1993, and the related statements of operations, partners' equity and cash flows from January 21, 1993 to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 1993, and the results of its operations and its cash flows from January 21, 1993 to December 31, 1993, in conformity with generally accepted accounting principles.


February 19, 1994






4408 Forest Drive, Third Floor
Columbia, South Carolina 29206
Telephone 803-790-0020   Fax 803-790-0011












DAVID P. PHILLIPS, P.C.
CERTIFIED PUBLIC ACCOUNTANT

3610 DODGE STREET
SUITE 212 OFFICE
OMAHA, NEBRASKA 68131
OFFICE (402)345-6044   FAX (402) 345-1233



INDEPENDENT AUDITOR'S REPORT



To the Partners
Cass Partners Limited Partnership

I have audited the accompanying balance sheet of Cass Partners Limited Partnership as of December 31, 1995, and the related statement of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Cass Partners Limited Partnership as of December 31, 1994 were audited by another auditor whose report dated March 14, 1995 expressed an unqualified opinion.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 3 1, 1995, and the results of its operations, and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

March 6, 1996


1-3

OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants

Members
American Institute of Certified Public Accountants
North Carolina Association of Certified Public Accountants

OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A.
KENNETH E. MILTON, C.P.A.
MARLA L. TART, C.P.A.
DARLENE LANGSTON, C.P.A.
CONNIE P. STANCIL, C.P.A.


INDEPENDENT AUDITORS' REPORT


To the Partners of
Cumberland Woods Associates
of Middlesboro, KY., Ltd.
Charlotte, North Carolina


We have audited the balance sheets of Cumberland Woods Associates of Middlesboro, KY., Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards (1988 Revision) issued by the Comptroller General of the United States, and the audit programs provided by the U.S. Department of Agriculture-Farmers Home Administration (December 1989 Revision) issued by the Office of Inspector General. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Woods Associates of Middlesboro, KY., Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule "1" on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
February 14, 1996

100 EAST CUMBERLAND STREET, P.O. BOX 578, DUNN, N.C.
(910) 892-1021   FAX(910)892-6084
PHILLIPS, DORSEY, THOMAS, WATERS & BRAFFORD, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Drawer 1359
215 Horner Street
Henderson, NC 27536
919/438-8154   NC WATS 800/356-7674   FAX 919/492-5066

W. Haywood Phillips, CPA
Ronald S. Dorsey, CPA
H. Timothy Thomas, CPA
Susan R. Waters, CPA
Michael H. Brafford, CPA
Carleen P. Evans, CPA
Holly B. Perryman, CPA
Franklin L. Irvin, Jr., CPA

INDEPENDENT AUDITOR'S REPORT

To the Partners
Deer Run Limited Partnership
Kittrell, North Carolina

We have audited the accompanying balance sheets of Deer Run Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Run Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CERTIFIED PUBLIC ACCOUNTANTS
January 12, 1996



AMERICAN INSTITUTE OF CPAS
NC ASSOCIATION OF CPAS

Habif, Arogeti, & Wynne, P.C.
Certified Public Accountants



INDEPENDENT AUDITORS' REPORT



To the Partners
Eastman Elderly Housing, L.P.


We have audited the accompanying balance sheet of EASTMAN ELDERLY HOUSING, L.P. (a Limited Partnership), as of December 31, 1993, and the related statement of income and expenses, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EASTMAN ELDERLY HOUSING, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Atlanta, Georgia
January 14, 1994


MEMBERS
Georgia Society of Certified Public Accountants
American Institute of Certified Public Accountants
AICPA Division For CPA Firms Private Companies Practice Section SEC Practice Section

Bradley, Snipes, Gower & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 1009, Dunn, NC 28335, (910)892-6001
P.O. Box 1568, Lillington, NC 27546  (910)893-6026

Russell W. Bradley, CPA
Larry D. Snipes, CPA
Alton R. Gower, Jr., CPA


INDEPENDENT AUDITORS' REPORT

The Partners
Gibson Manor Associates Limited Partnership

We have audited the accompanying balance sheets of Gibson Manor Associates Limited Partnership, Fayetteville, North Carolina (a North Carolina limited partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Gibson Manor Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gibson Manor Associates Limited Partnership as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on Page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Respectfully submitted,

Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina
January 26, 1996


Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants

HOWE & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 20, 1996

INDEPENDENT AUDITORS REPORT

Partners
GREENFIELD PROPERTIES, LP.

Re: For the Years Ended December 31, 1994 and December 31, 1995


We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Howe and Associates

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accounts






INDEPENDENT ACCOUNTANTS' REPORT



To the Partners
Holly Tree Manor of Holly Hill, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Holly Tree Manor of Holly Hill, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 27, 1996



4408 Forest Drive, Third Floor
Columbia, South Carolina 29206
Telephone 803-790-0020    Fax 803-790-0011

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants






INDEPENDENT ACCOUNTANTS' REPORT



To the Partners
Holly Tree Manor of Holly Hill, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheet of Holly Tree Manor of Holly Hill, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1993, and the related statements of operations, partners' equity and cash flows from February 12, 1993 to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing, standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership, as of December 31, 1993), and the results of its operations and its cash flows from February 12, 1993 to December 31, 1993, in conformity with generally accepted accounting principles.


February 18, 1994






4408 Forest Drive, Third Floor
Columbia, South Carolina 29206
Telephone 803-790-0020    Fax 803-790-0011

The Gautreau Group, L.L.C
Certified Public Accountants


John C. Gautreau, II, CPA'
J.Curt Gautreau, CPA'
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

'A Professional Accounting Corporation


Independent Auditors' Report


To the Partners of
Isola Square, L. P.

We have audited the accompanying balance sheets of Isola Square, L. P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isola Square, L. P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Isola Square, L. P.'s internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.


Certified Public Accountants
February 12, 1996


P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

The Gautreau Group, L.L.C
Certified Public Accountants


John C. Gautreau, II, CPA'
J.Curt Gautreau, CPA'
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

'A Professional Accounting Corporation

Independent Auditors' Report


To the Partners of
Lawtell Manor Partnership

We have audited the accompanying balance sheets of Lawtell Manor Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital and cash flows for the years then ended. These financial statements are the respon-sibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lawtell Manor Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Lawtell Manor Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants

Baton Rouge, Louisiana
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS
P.O. Box 967
769 E. Olglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA


INDEPENDENT AUDITOR'S REPORT

To The Partners
Logan Lane Limited Partnership

We have audited the accompanying balance sheets of Logan Lane Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Lane Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES

Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Members American Institute and Georgia Society of Certified Public Accountants
Telephone (912)369-7575   Fax (912) 876-8798

SCHELL & HOGAN

CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 859
Brunswick, GA 31521
(912) 267-5300

P.O. Box 967
Hinesville, GA 31313
(912) 369-7575


Jerry W. Harper, CPA
James A. Szwast, CPA
Larry R. Golden, CPA
Joseph A. Whittle, Jr., CPA
Steven P. Graham, CPA


INDEPENDENT AUDITOR'S REPORT

To The Partners
Logan Lane Limited Partnership

We have audited the accompanying balance sheets of Logan Lane Limited Partnership, as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Logan Lane Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

SCHELL AND HOGAN

Certified Public Accountants

February 21, 1994
Hinesville, Georgia

Brunswick  FAX (912) 267-5315
Hinesville FAX (912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

Virchow, Krause & Company, LLP
Certified Public Accountants & Consultants


INDEPENDENT AUDITORS' REPORT



To the Partners
Mariner's Pointe Limited Partnership I and
Mariner's Pointe Limited Partnership II
Madison, Wisconsin


We have audited the accompanying combined balance sheet of WHEDA Project No. 011/001214 of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31, 1995, and the related combined statements of loss, partners' equity and cash flows for the year then ended. These combined financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of WHEDA Project No. 011/001214 of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31, 1995, and the combined results of Its operations, changes in partners' equity and cash flows for the year then ended In conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information found on pages 13-23, including supplemental information required by WHEDA, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

To the Partners
Mariner's Pointe Limited Partnership I and
Mariner's Pointe Limited Partnership II



The combined financial statements of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II for the year ended December 31, 1994 were audited by other accountants whose report dated January 24, 1995 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

VIRCHOW, KRAUSE & COMPANY, LLP



Madison, Wisconsin
January 18, 1996

Otis, Atwell & Timberlake
Professional Association
CERTIFIED PUBLIC ACCOUNTANTS


980 Forest Avenue
Portland, Maine 04103
(207) 797-0990        FAX (207) 797-8618

James C. Otis, C.P.A., CEP
Stephen W. AtwelL, C.P.A.
Fred I. Timberlake, C.P.A.
Bruce E. Fritzson C.P.A.
Thomas J. Gioia, C.P.A.


INDEPENDENT AUDITOR'S REPORT


To the Partners
Newport Housing Associates

We have audited the accompanying balance sheets of Newport Housing Associates, a limited partnership, RECD Case No. 53-010-0010466168, as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Housing Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Certified Public Accountants

February 1, 1996
Portland, Maine

BLOOM, GETTIS, HABIB & TERRONE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
SUITE 145O
2601 SOUTH BAYSHORE DRIVE
MIAMI, FLORIDA 33133-9893
TELEPHONE (305)858-6211
FACSIMILE (305) 858-9696

MEMBERS:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

BURT R. BLOOM, C.P.A.,C.V.A.
LAWRENCE W. GETTIS, C.P.A.
STEVEN M. HABIB, C.P.A.
ROGER J. TERRONE, C.P.A.
CURT A. ROSNER, C.P.A.



To the Partners
Riviera Apts., Ltd.
Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheet of Riviera Apts., Ltd. (a Florida Limited Partnership), as of December 31 , 1995, and the related Statements of Operations, Partners' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the management of Riviera Apts., Ltd. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Riviera Apts., Ltd. as of December 31 , 1994 were audited by other auditors whose report dated February 23, 1995 expressed an unqualified opinion on these statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riviera Apts., Ltd. as of December 31, 1995 and the results of its operations, the changes in partners, equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


February 20, 1996

The Gautreau Group, L.L.C
Certified Public Accountants


John C. Gautreau, II, CPA'
J.Curt Gautreau, CPA'
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

'A Professional Accounting Corporation


Independent Auditors' Report


To the Partners of
Simmesport Square Partnership

We have audited the accompanying balance sheets of Simmesport Square Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simmesport Square Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Simmesport Square
Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

STIENESSEN SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report



To the Partners
St. Croix Commons Limited Partnership

We have audited the accompanying balance sheets of St. Croix Commons Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix Commons Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



CERTIFIED PUBLIC ACCOUNTANTS

January 17, 1996




2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI,54702-0810
PHONE (715) 832-3425   FAX (715) 832-1665

The Gautreau Group, L.L.C
Certified Public Accountants


John C. Gautreau, II, CPA'
J.Curt Gautreau, CPA'
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

'A Professional Accounting Corporation


Independent Auditors' Report

To the Partners of
St. Joseph Square Partnership

We have audited the accompanying balance sheets of St. Joseph Square Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph Square Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of St. Joseph Square Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants

Baton Rouge, Louisiana
February 12, 1996

P.O. Box 82430 \8641 United Plaza Boulevard, Suite 202 \Baton Rouge, Louisiana 70884-2430 \Telephone (504) 924-6744 \FAX (504) 929-6916

HOWE & ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 11, 1996


INDEPENDENT AUDITOR'S REPORT



Partners
SUMMERSVILLE ESTATES, LP

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.









Howe and Associates

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
Janine D. Graham, CPA

INDEPENDENT AUDITOR'S REPORT


To The Partners
Talbot Village II Limited Partnership

We have audited the accompanying balance sheets of Talbot Village II Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village II Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES

Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Telephone (912)369-7575    Fax (912) 876-8798


Members American Institute and Georgia Society of Certified Public Accountant
SCHELL & HOGAN
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 859
Brunswick, GA 31521
(912) 267-5300

P.O. Box 967
Hinesville, GA 31313
(912) 369-7575

Jerry W. Harper, CPA
James A. Szwast, CPA
Larry R. Golden, CPA
Joseph A. Whittle, Jr., CPA
Steven P. Graham, CPA

INDEPENDENT AUDITOR'S REPORT

To The Partners
Talbot Village II Limited Partnership

We have audited the accompanying balance sheets of Talbot Village II Limited Partnership, as of December 31, 1993 and 1992, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Talbot Village II Limited Partnership as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

SCHELL AND HOGAN

Certified Public Accountants
February 21, 1994
Hinesville, Georgia

Brunswick
FAX (912) 267-5315
Hinesville
FAX (912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

Bob T. Robinson

Certified Public Accountant

2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875



Independent Auditor's Report

To the Partners
Turtle Creek Family, L.P.

I have audited the accompanying balance sheet of Turtle Creek Family, L.P. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turtle Creek Family, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Jackson, Mississippi
January 23, 1996

Bob T. Robinson
Certified Public Accountant

Bob T. Robinson, CPA
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875


Independent Auditor's Report


To the Partners
Turtle Creek Family, L.P.

I have audited the accompanying balance sheet of Turtle Creek Family, L.P. as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements for the year ended December 31, 1993 were audited by other auditors whose report dated January 25, 1994 expressed an unqualified opinion on those statements.

       I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Turtle Creek Family, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Jackson, Mississippi
January 27, 1995

TAMA AND BUDAJ, P.C.
Certified Public Accountants

32783 MIDDLEBELT ROAD
FARMINGTON HILLS, MICHIGAN 48334-1726
(810)626-3800    FAX (810)626-2276
MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
'ALSO LICENSED IN FLORIDA AND SOUTH CAROLINA

ELY TAMA, CPA'
JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JONATHON M. SHELDEN, CPA
JOHN W. WEIPERT, CPA

Independent Auditor's Report

To the Partners of
Victoria Pointe RRH, Ltd.

We have audited the accompanying balance sheet of VICTORIA POINTE RRH, LTD. as of December 31, 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows - project operations for the period January 23, 1995 (date operational) to December 31, 1995. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of VICTORIA POINTE RRH, LTD., as of December 31, 1995, and the results of its operations and its cash flows for the period January 23, 1995 (date operational) to December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 17 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 18 through 20.

TAMA AND BUDAJ, P C.
Farmington Hills, Michigan
February 9, 1996

ARMANDO A. SUAREZ, CPA
HATO REY TOWER, SUITE 1500
268 MUNOZ RIVIERA AVENUE
HATO REY, PR 00918
(787)763-3195    FAX (787)751-8448

INDEPENDENT AUDITOR'S REPORT

To the Partners
Vista Linda Apartments Limited Partnership

I have audited the accompanying balance sheet of Vista Linda Apartments Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit), and cash flows for the year then ended. These financial statements (FMHA Project No.:
63-0160660472028) are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Linda Apartments Limited Partnership, FmHA Project No.: 63-0160660472028, as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 20 thru 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Armando A. Suarez, CPA

March 12, 1996
San Juan, Puerto Rico
The stamp #1328710 of the CPA's College of PR was affixed to the original of this report.

ARMANDO A. SUAREZ
Certified Public Accountant of Puerto Rico
License No. 952

OTIS, ATWELL & TIMBERLAKE
Professional Association
CERTIFIED PUBLIC ACCOUNTANTS

980 Forest Avenue
Portland, Maine 04103
(207) 797-0990
FAX (207) 797-8618

James C. Otis, C.P.A, CFP
Stephen W. Atwell, C.P.A.
Fred I. Timberlake, C.P.A.
Bruce E. Fritzson, C.P.A.
Thomas J. Gioia, C.P.A.


INDEPENDENT AUDITOR'S REPORT

The Partners
Wakefield Housing Associates


We have audited the accompanying balance sheets of Wakefield Housing Associates, a limited partnership, RECD Case No. 34-002-0010456615, as of December 31, 1995 and 1994, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wakefield Housing Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Certified Public Accountants

January 17, 1996
Portland, Maine

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants





INDEPENDENT ACCOUNTANTS' REPORT



To the Partners
West End Manor Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 3, 1996





4408 Forest Drive, Third Floor, Columbia, South Carolina 29206,
Telephone 803-790-0020   Fax 803-790-0011

Tate, Propp, Beggs & Sugimoto
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


INDEPENDENT AUDITORS' REPORT



To the Partners
Willcox II Investment Group
An Arizona Limited Partnership


We have audited the accompanying balance sheets of Willcox II Investment Group, an Arizona Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Willcox II Investment Group as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1996, on our consideration of Willcox II Investment Group's internal control structure and a report dated February 15, 1996, on its compliance with laws and regulations.



An Accountancy Corporation


February 15, 1996
Sacramento, California

A Professional Corporation
1545 River Park Drive, Suite 375
Sacramento, California 95815
916-929-1006
FAX 916-929-0879

STIENESSEN SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Report


To the Partners
Crosby Country Apartments Limited Partnership

We have audited the accompanying balance sheet of Crosby Country Apartments Limited Partnership as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crosby Country Apartments Limited Partnership, as of December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with Generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



CERTIFIED PUBLIC ACCOUNTANTS

June 19, 1996


2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810 PHONE (715)832-3425
FAX (715) 832-1665

Bob T. Robinson
Certified Public Accountants


Bob T. Robinson, CPA
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875


Independent Auditor's Report


To the Partners
Tchula Elderly, L.P.

I have audited the accompanying balance sheet of Tchula Elderly, L.P. as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tchula Elderly, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Jackson, Mississippi
March 1, 1995

Bob T. Robinson
Certified Public Accountants



2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875


Independent Auditor's Report



To the Partners
Joiner Elderly, L.P.


I have audited the accompanying balance sheet of Joiner Elderly, L.P. as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joiner Elderly, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.







Jackson, Mississippi
January 23, 1996

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


INDEPENDENT ACCOUNTANTS' REPORT


To the Partners
West End Manor Apartments, A Limited Partnership Columbia, South Carolina

We have audited the accompanying balance sheet of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1993, and the related statements of operations, partner's equity and cash flows from May 19, 1993 to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of December 31, 1993, and the results of its operations and its cash flows from May 19, 1993 to December 1, 1993, in conformity with generally accepted accounting principles.


February 17, 1994





4408 Forest Drive, Third Floor, Columbia, South Carolina 29206
Telephone 803-790-0020    Fax 803-790-0011

OTIS, ATWELL & TIMBERLAKE
Professional Association
CERTIFIED PUBLIC ACCOUNTANTS

980 Forest Avenue
Portland, Maine 04103
(207) 797-0990
FAX (207) 797-8618

James C. Otis, C.P.A, CFP
Stephen W. Atwell, C.P.A.
Fred I. Timberlake, C.P.A.
Bruce E. Fritzson, C.P.A.
Thomas J. Gioia, C.P.A.


INDEPENDENT AUDITOR'S REPORT


To the Partners
Wakefield Housing Associates

We have audited the accompanying balance sheets of Wakefield Housing Associates, a limited partnership, FmHA Case No. 34-002-0010456615, as of December 31, 1994 and 1993 and the related statements of income, partners' equity (deficit), and cash flows for the year ended December 31, 1994 and for the period from February 15, 1993 to December 31, 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wakefield Housing Associates, a limited partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and for the period from February 15, 1993 to December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 13 and 14 is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. The Multiple Family Housing Borrower Balance Sheet, Form FmHA 1930-8, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.


Certified Public Accountants

January 16, 1995
Portland, Maine
TAMA AND BUDAJ, P.C.
Certified Public Accountants

32783 MIDDLEBELT ROAD
FARMINGTON HILLS, MICHIGAN 48334-1726
(810)626-3800    FAX (810)626-2276

MEMBERS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
'ALSO LICENSED IN FLORIDA AND SOUTH CAROLINA

ELY TAMA, CPA'
JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JONATHON M. SHELDEN, CPA
JOHN W. WEIPERT, CPA

Independent Auditor's Report

To the Partners of
Victoria Pointe RRH, Ltd.

We have audited the accompanying balance sheet of VICTORIA POINTE RRH, LTD. (a Florida limited partnership in the development stage), as of December 31, 1994. This financial statement is the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of VICTORIA POINTE RRH, LTD. (a Florida limited partnership in the development stage), as of December 31, 1994, in conformity with generally accepted accounting principles.


TAMA AND BUDAJ, P.C.

Farmington Hills, Michigan
March 30, 1995

Crain & Company
Certified Public Accountants

Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901)668-7070 FAX (901)668-1218

S.Lawson Crain,CPA
R. Thomas Crenshaw,CPA
Mark M. Layne,CPA
Katherine G. Watts,CPA

John E. Hudson,CPA
Anita C. Hamilton,CPA
Mickey Hannon,CPA
Karen L. Taylor,CPA
Jason T. Shanes,CPA
Amy K. Santaniello,CPA
Tony R. Jones,CPA

Independent Auditor's Report

To the Partners
Hickman Associates II, Limited Partnership

We have audited the accompanying balance sheets of Hickman Associates II, Limited Partnership, FmHA Project No.:20-038-621451228 as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. 'nose standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II, Limited Partnership, FmHA Project No.:20-038-621451228, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Crain & Company
Certified Public Accountants
Jackson, Tennessee   February 7,1996
Blackman & Associates, P.C
Certified Public Accountants

Independent Auditors' Report

Aspen Ridge Apartments
Limited Partnership
(A Nebraska Limited Partnership)

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Aspen Ridge Apartments Limited Partnership and the related statements of December 31, 1993 and the related statements of operations, changes in partners' capital accounts and, cash flows for the period from February 26, 1991(date of inception) to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of Aspen Ridge Apartments Limited Partnership's operations and cash flows for the period from February 26, 1991 (date of inception) to December 31, 1993 in conformity with generally accepted accounting principles.

Omaha, Nebraska
February 1, 1994
Blackman & Associates, P.C
Certified Public Accountants

Independent Auditors' Report

Aspen Ridge Apartments
Limited Partnership
(A Nebraska Limited Partnership)

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Aspen Ridge Apartments Limited Partnership and the related statements of December 31, 1993 and the related statements of operations, changes in partners' capital accounts and, cash flows for the period from February 26, 1991(date of inception) to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of Aspen Ridge Apartments Limited Partnership's operations and cash flows for the period from February 26, 1991 (date of inception) to December 31, 1993 in conformity with generally accepted accounting principles.

Omaha, Nebraska
February 1, 1994

11924 Arbor St., Ste 200. Omaha, Nebraska 68144.
(402)330-1040 FAX (402)333-9189
Blackman & Associates, P.C
Certified Public Accountants

Independent Auditors' Report

Aspen Ridge Apartments
Limited Partnership
(A Nebraska Limited Partnership)

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Aspen Ridge Apartments Limited Partnership and the related statements of December 31, 1994 and the related statements of operations, changes in partners' capital accounts and, cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of the Partnership at December 31, 1994 and the results of its operations and cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Omaha, Nebraska
March 20, 1995

11924 Arbor St., Ste 200. Omaha, Nebraska 68144.
(402)330-1040 FAX (402)333-9189

Blackman & Associates, P.C
Certified Public Accountants

Independent Auditors' Report

Aspen Ridge Apartments
Limited Partnership
(A Nebraska Limited Partnership)

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Aspen Ridge Apartments Limited Partnership and the related statements of December 31, 1995 and the related statements of operations, changes in partners' capital accounts and, cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of the Partnership at December 31, 1995 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Omaha, Nebraska
March 4, 1995

11924 Arbor St., Ste 200. Omaha, Nebraska 68144.
(402)330-1040 FAX (402)333-9189
HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 6, 1996


INDEPENDENT AUDITOR'S REPORT


Partners
ARTESIA PROPERTIES, LP

Re:  For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Howe and Associates, PC

McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants


INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners
Brewer Street Apartments Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Brewer Street Apartments Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewer Street Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Greensboro, North Carolina
January 23, 1996

CRISP HUGHES
& CO., L.L.P.
Certified Public Accountants And Consultants


Independent Auditors' Report
- ----------------------------
To The Partners
Briarwood Apartments, A Limited Partnership

We have audited the accompanying balance sheet of Briarwood Apartments, A Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the year ended December 31, 1995 and for the period August 17, 1994 through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Apartments, A Limited
Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the year ended December 31, 1995 and for the period August 17, 1994 through December 31, 1994 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 1996 on our consideration of Briarwood Apartments, A Limited Partnership's internal control structure and a report dated March 1, 1996 on its compliance with laws and regulations.

March 1, 1996



1 Creekview Court
P.O. Box 25849
Greenville, South Carolina 29616
(864) 288-5544 / FAX (864) 458-8519
Other Offices.- Asheville, Boone, Burnsville, Charlotte, Durham, Sylva, NC

KB Parrish Co.
Certified Public Accountants

151 North Delaware Street
Suite 1600
Indianapolis, IN 46204
(317) 269-2455
Fax (317) 269-2464

Report of Independent Certified Public Accountants
- --------------------------------------------------
To the Partners of
Briarwood of Dekalb, L.P.
(A Limited Partnership)
Dekalb, Illinois

We have audited the balance sheets of Briarwood of Dekalb, L.P. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partnership capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

we conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

For the period January 1, 1994 to August 3, 1994, the company was in a stage of development. Accordingly, a majority of the company's funds received and expenditures paid during the period related to the construction and initial rent-up of the apartment project.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood of Dekalb, L.P. at December 31, 1995 and 1994, and the results of its operations, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Respectfully submitted,


K. B. Parrish & Co.
Certified Public Accountants

Indianapolis, Indiana
January 25, 1996

Members of American Institute of Certified Public Accountants

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA  31313
Larry R. Golden, CPA
Janine D. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To The Partners
Briarwood Village Limited Partnership

We have audited the accompanying balance sheets of Briarwood Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES

Certified Public Accountants
April 1, 1996
Hinesville, Georgia

Telephone
(912) 369-7575
Fax
(912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

SCHELL & HOGAN
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 859
Brunswick, GA  31521
(912) 267-5300

P.O. Box 967
Hinesville, GA 31313
(912) 369-7575


INDEPENDENT AUDITOR'S REPORT
- ----------------------------
The Partners
Briarwood Village Limited Partnership
Savannah, Georgia

Gentlemen:

We have audited the accompanying balance sheet of Briarwood Village Limited Partnership as of December 31, 1993, and the related statements of operations and partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Village Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

SCHELL AND HOGAN
Certified Public Accountants

Hinesville, Georgia
February 11, 1994

Brunswick
Fax (912) 267-5315
Hinesville
FAX (912) 876-8798
Members American Institute and Georgia Society of Certified Public Accountants

DIMARCO, ABIUSI & PASCARELLA
Certified Public Accountants, P.C.

The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074

Phone (315) 475-6954
Fax   (315) 475-2937

Alfred Dimarco
Philip Abiusi
L. Richard Pascarella
Nakho Sung
Leo N. Bonfardeci
Carl T. Greco
Michael A. Mammolito
David R. Snyder

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To The Partners
CAIRO HOUSING COMPANY I
East Syracuse, New York

We have audited the accompanying balance sheets of Cairo Housing Company I (a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an pinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cairo Housing Company I as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

DIMARCO, ABIUSI & PASCARELLA, P.C.


Syracuse, New York
February 13, 1996

DIMARCO, ABIUSI & PASCARELLA & FIRNSTEIN
Certified Public Accountants, P.C.

The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074

Phone (315) 475-6954
Fax   (315) 475-2937

Alfred Dimarco
Philip Abiusi
L. Richard Pascarella
Nakho Sung
Leo N. Bonfardeci
Carl T. Greco
Michael A. Mammolito
David R. Snyder


INDEPENDENT AUDITORS' REPORT
- ----------------------------
To The Partners
CAIRO HOUSING COMPANY I
East Syracuse, New York

we have audited the accompanying balance sheet of Cairo Housing Company I (a Limited Partnership) as of December 31, 1993, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cairo Housing Company I as of December 31, 1993, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

DIMARCO, ABIUSI, PASCARELLA & FIRNSTEIN, P.C.

Syracuse, New York
March 8, 1994

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

February 4, 1996


INDEPENDENT AUDITOR'S REPORT
- ----------------------------

Partners
CLINTON ESTATES, L.P.

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



Howe and Associates, PC

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT
- ---------------------------
209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Caneyville Properties, Ltd.
Caney Creek, Kentucky

I have audited the accompanying balance sheet of Caneyville Properties, Ltd. (a Kentucky limited partnership), Fmha Project No.: 2043-611191157 , as of December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the nine-month period then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit, as of December 31, 1993 and for the nine-month period ended December 31, 1993 in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caneyville Properties, Ltd., as of December 31, 1993, and the results of its operations and its cash flows for the nine-month period then ended in conformity with generally accepted accounting principles.


Daniel G. Drane
Certified Public Accountant
March 1, 1994

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT
- -----------------------------
To the Partners
Cloverport Properties, Ltd.
Cloverport, Kentucky

I have audited the accompanying balance sheet of Cloverport Properties, Ltd. (a Kentucky limited partnership), FMHA Project No.: 20-14-611202096 , as of December 31, 1993, and the related statements of operations, partners' capital, and cash flows for the five-month period then ended.

These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit, as of December 31, 1993 and for the five-month period then ended in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverport Properties, Ltd., as of December 31, 1993, and the results of its operations and its cash flows for the five-month period then ended in conformity with generally accepted accounting principles.

Daniel G. Drane
Certified Public Accountant
March 1, 1994

CRAIN & COMPANY
Certified Public Accountants

Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070
Fax       (901) 668-1218

S. Lawson Crain, CPA
R. Thomas Crenshaw, CPA
Mark M. Layne, CPA
Katherine G. Watts, CPA
- -----------------------
John E. Hudson, CPA
Anita C. Hamilton, CPA
Mickey Hannon, CPA
Karen L. Taylor, CPA
Jason T. Shanes, CPA
Amy K. Santaniello, CPA
Tony R. Jones, CPA
Karen C. Miller, CPA
Melinda Y. Chapman, CPA

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Crofton Associates 1, Limited Partnership

We have audited the accompanying balance sheets of Crofton Associates I, Limited Partnership, FMHA Project No.: 20-024-0621467587 as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crofton Associates 1, Limited Partnership, FMHA Project No.: 20-0240621467587 as of December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

CRAIN & COMPANY
Page 2

Our audit was for the purpose of forming an opinion on the basic financial statements taken as a whole. 'Me supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1996 on our consideration of the limited partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.

CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
January 31, 1996

Member of Tennessee Society of Certified Public Accountants
American Institute of Certified Public Accountants and
Private Companies Practice Section
CRAIN & COMPANY
Certified Public Accountants

Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070
Fax       (901) 668-1218

S. Lawson Crain, CPA
R. Thomas Crenshaw, CPA
Mark M. Layne, CPA
Katherine G. Watts, CPA
- -----------------------
John E. Hudson, CPA
Anita C. Hamilton, CPA
Mickey Hannon, CPA
Karen L. Taylor, CPA
Jason T. Shanes, CPA
Amy K. Santaniello, CPA
Tony R. Jones, CPA
Karen C. Miller, CPA
Melinda Y. Chapman, CPA

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Crofton Associates 1, Limited Partnership

We have audited the accompanying balance sheets of Crofton Associates 1, Limited Partnership, FMHA Project No.: 20-024'0621467587 as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crofton Associates 1, Limited Partnership, FMHA Project No.: 20-0240621467587 as of December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.


Our audit was for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 8, 1995



Member of Tennessee Society of Certified Public Accountants

POOLE CUNNINGHAM & REITANO, P.A.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Cypress Point, L.P.

We have audited the accompanying balance sheet of Cypress Point, L.P. as of December 31, 1995, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Point, L.P. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


April 25, 1996


4273 Interstate 55 North, Suite 102
Jackson, Mississippi 39216
(601) 366-2727 , FAX (601) 366-9735
Mailing Address: Post Office Drawer 55629
                 Jackson, Mississippi 39296-5629

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
- --------------------
Janine D. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To The Partners
Deerwood Village Limited Partnership

We have audited the accompanying balance sheets of Deerwood Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deerwood Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES
Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Telephone
(912) 369-7575
Fax
(912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 967
769 Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
- --------------------
Janine D. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To The Partners
Doyle Village Limited Partnership

We have audited the accompanying balance sheets of Doyle Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doyle Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES
Certified Public Accountants

April 1, 1996
Hinesville, Georgia

Telephone
(912) 369-7575
Fax
(912) 876-8798

Members American Institute and Georgia Society of Certified Public Accountants

SCHELL & HOGAN
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 859
Brunswick, GA  31521
(912) 267-5300

P.O. Box 967
Hinesville, GA 31313
(912) 369-7575

Jerry W. Harper, CPA
James A. Szwast, CPA
Larry R. Golden, CPA
Joseph A. Whittle, Jr., CPA
Steven P. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
The Partners
Doyle Village Limited Partnership
Savannah, Georgia

Gentlemen:

We have audited the accompanying balance sheet of Doyle Village Limited Partnership as of December 31, 1993, and the related statements of operations and partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doyle Village Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

SCHELL AND HOGAN
Certified Public Accountants

Hinesville, Georgia
February 11, 1994
Brunswick Fax  (912) 267-5315
Hinesville Fax (912) 876-8798

CRAIN & COMPANY
Certified Public Accountants

Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070
Fax       (901) 668-1218

S. Lawson Crain, CPA
R. Thomas Crenshaw, CPA
Mark M. Layne, CPA
Katherine G. Watts, CPA
- -----------------------
John E. Hudson, CPA
Anita C. Hamilton, CPA
Mickey Hannon, CPA
Karen L. Taylor, CPA
Jason T. Shanes, CPA
Amy K. Santaniello, CPA
Tony R. Jones, CPA
Karen C. Miller, CPA
Melinda Y. Chapman, CPA

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Gallaway Associates I, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates 1, Limited Partnership, FMHA Project No.: 48-024-621474763 as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material in statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallaway Associates I, Limited Partnership, FmHA Project No.: 48-024621474763 as of December 31, 1995 and 1994, and the results of its operations, changes in partners' capital and ash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Gallaway Associates I, Limited Partnership
Page 2

In accordance with Government Auditing Standards, we have also issued a report dated January 3 1, 1996 on our consideration of the limited partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.

CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
January 31, 1996


Member of Tennessee Society of Certified Public Accountants
American Institute of Certified Public Accountants and
Private Companies Practice Section
CRAIN & COMPANY
Certified Public Accountants
Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070     Fax (901) 668-1218

S. Lawson Crain, CPA
R. Thomas Crenshaw, CPA
Mark M. Layne, CPA
Katherine G. Watts, CPA
- -----------------------
John E. Hudson, CPA
Anita C. Hamilton, CPA
Mickey Hannon, CPA
Karen L. Taylor, CPA
Jason T. Shanes, CPA
Amy K. Santaniello, CPA
Tony R. Jones, CPA
Karen C. Miller, CPA
Melinda Y. Chapman, CPA

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Gallaway Associates I, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates 1, Limited Partnership, FmHA Project No.: 48-024-621474763 as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallaway Associates I, Limited Partnership, FMHA Project No.: 48-024621474763 as of December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 9, 1995


Ruljancich, Blume, Loveridge & Co., PLLC
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS
- ----------------------------------------------------
Partners
Glenridge Housing Associates, a Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Glenridge Housing Associates, a Washington Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller
General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenridge Housing Associates. a Washington Limited Partnership, as of December 31, 1995 and 1994. and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 8, 1996 on our consideration of the Partnership's internal control structure and a report dated March 8, 1996 on its compliance with laws and regulations.


March 8, 1996

11100 NE 8th Street
Suite 410
Bellevue, Washington 98004-4441
(206) 453-2088
Fax (206) 646-3368
THE GAUTREAU GROUP, L.L.C.
Certified Public Accountants

John C. Gautreau, II, CPA*
J. Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

* A Professional Accounting Corporation

Independent Auditors' Report
- ----------------------------
To the Partners of
Greenwood Place, L. P.

We have audited the accompanying balance sheets of Greenwood Place, L. P.
(A Mississippi Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Place, L. P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Greenwood Place, L. P.'s internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.


Certified Public Accountants
February 12, 1996
P.O. Box 82430
8641 United Plaza Boulevard, Suite 202
Baton Rouge, Louisiana 70884-2430
Telephone (504) 924-6744 \FAX (504) 929-6916

Schoonover, Boyer, Gettman & Associates
Certified Public Accountants/Financial Consultants

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Hackley-Barclay Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheets of Hackley-Barclay Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. 'nose standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley-Barclay Limited Dividend Housing Association Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 27, 1995
Northwoods Corporate Center
Suite 200
110 Northwoods Boulevard
Worthington, Ohio 43235
(624) 888-8000
Fax (624) 888-8634

GOLDEN ASSOCIATES
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 967
769 Oglethorpe Hwy
Hinesville, GA 31313

Larry R. Golden, CPA
- --------------------
Janine D. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To The Partners
Houston Village Limited Partnership

We have audited the accompanying balance sheets of Houston Village Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

GOLDEN ASSOCIATES
Certified Public Accountants
April 1, 1996
Hinesville, Georgia

Telephone
(912) 369-7575
Fax
(921) 876-8798
Members American Institute and Georgia Society of Certified Public Accountants

SCHELL & HOGAN
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 859
Brunswick, GA 31521
(912) 267-5300

P.O. Box 967
Hinesville, GA 31313
(912) 369-7575

Jerry W. Harper, CPA
James A. Szwast, CPA
Larry R. Golden, CPA
Joseph A. Whittle, Jr., CPA
Steven P. Graham, CPA

Independent Auditor's Report
- ----------------------------
The Partners
Houston Village Limited Partnership
Savannah, Georgia

Gentlemen:

We have audited the accompanying balance sheet of Houston Village Limited Partnership as of December 31, 1993, and the related statements of operations and partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Houston Village Limited Partnership as of December 31, 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

SCHELL AND HOGAN
Certified Public Accountants
Hinesville, Georgia
February 11, 1994

Brunswick Fax  (912) 267-5315
Hinesville Fax (912) 876-8798

THOMAS C. CUNNINGHAM, CPA PC

23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531
(540) 669-5576 fax

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Lee Terrace Limited Partnership

I have audited the accompanying balance sheet of Lee Terrace Limited Partnership, FMHA Case No.: 54-064-0541632971, as of December 31, 1995 and the related statement of operations for the period January 6, 1995 to December 31, 1995 and the related statements of partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Terrace Limited Partnership, as of December 31, 1995 and the results of its operations for the period September 1, 1995 to December 31, 1995 and cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented 'for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Thomas C. Cunningham, CPA PC

Bristol, Virginia
February 15, 1996

THOMAS C. CUNNINGHAM, CPA PC

23 MOORE STREET
BRISTOL, VIRGINIA 24201
(703) 669-5531
(703) 669-5576 fax


INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Lee Terrace Limited Partnership

I have audited the accompanying balance sheet of Lee Terrace Limited Partnership, as of December 31, 1994, the end of the initial accounting period of the Partnership. This financial statement is the responsibility of the Partnership's management. My responsibility is to express an opinion on this financial statement based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. believe that my audit of the balance sheet provides a reasonable basis for my opinion.

In my opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Lee Terrace Limited Partnership as of December 31, 1994, in conformity with generally accepted accounting principles.


Thomas C. Cunningham, CPA PC

Bristol, Virginia
February 15, 1995

PAGE, OLSON & COMPANY P C


INDEPENDENT AUDITORS' REPORT
- ----------------------------

February 15, 1996


To the Partners
Midland Housing Limited Partnership

We have audited the accompanying balance sheets of Midland Housing Limited Partnership as of December 3 1, 1995 and 1994, and the related statements of operations, partners equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits 'in accordance with generally accepted auditing standards. Those standards require that we plan and per-form the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also 'includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental 'information on page 13 is presented for the purposes of additional analysis and is d part of the basic financial statements. Such information has been subjected to the auditing not a require procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects 'in relation to the basic financial statements taken as a whole.

2865 SOUTH LINCOLN ROAD
PO BOX 368
MT PLEASANT, MI 48804
517 773-5494
FAX 517 773-5816

COOPERS & LYBRAND
A professional services firm


REPORT OF INDEPENDENT ACCOUNTANTS
- ---------------------------------
To the Partners
Mt. Vernon Associates, L.P.

We have audited the accompanying balance sheet of Mt. Vernon Associates, L.P. (A Limited Partnership) , as of December 31, 1994, and the related statements of operations and partners' capital and cash flows for the period from November 4, 1994 (date partnership was formed) through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to
obtain reasonable assurance about whether the financial    statements are free
of material misstatement.  An audit includes examining, on a test     basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Associates, L.P., as of December 31, 1994, and the results of its operations and its cash flows for the period from November 4, 1994 through December 31, 1994 in conformity with generally accepted accounting principles.


Rochester, New York
July 6, 1995

Coopers & Lybrand L.L.P., a registered limited liability partnership is a member firm of Coopers & Lybrand (International)

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT
- -------------------------------

To the Partners
Oakwood Manor of Bennettsville, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor of Bennettsville, A Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

January 26, 1996


4408 Forest Drive
Third Floor
Columbia, South Carolina 29206
Telephone 803-790-0020
Fax 803-790-0011

THE GAUTREAU GROUP, L.L.C
Certified Public Accountants
John C. Gautreau, II, CPA*
J. Curt Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA

*A Professional Accounting Corporation

INDEPENDENT AUDITORS' REPORT
- -----------------------------
To the Partners of
Opelousas Point Partnership

We have audited the accompanying balance sheets of Opelousas Point
Partnership (A Louisiana Partnership in Commendam) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opelousas Point Partnership as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1996 on our consideration of Opelousas Point Partnership's internal control structure and a report dated February 12, 1996 on its compliance with laws and regulations.

Certified Public Accountants
Baton Rouge, Louisiana
February 12, 1996

P.O. Box 82430
8641 United Plaza Boulevard, Suite 202
Baton Rouge, Louisiana 70884-2430
Telephone (504) 924-6744
FAX (504) 929-6916

DUGGAN, JOINER, BIRKENMEYER, STAFFORD & FURMAN, P.A.
Certified Public Accountants

MALCOLM R. DUGGAN, JR., CPA
C.D. JOINER, JR., CPA, RETIRED
WAYNE J. BIRKENMEYER, CPA
FRANK E. STAFFORD, JR., CPA
EDWARD J. FURMAN, CPA
O.H. DANIELS, JR., CPA
R. PHILLIP BLEDSOE, CPA
CAROLE A. WRIGHT, CPA
ANNETTE C. FURMAN, CPA
- -----------------------------
LAURA J. ALLEN, CPA
JAMIE S. HAMPY, CPA
PATRICIA A. LANCASTER, CPA
JULIE A. POOLE, CPA
DAVID A. YOUNG, JR., CPA

MEMBERS:

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

334 N.W. THIRD AVENUE
OCALA, FLORIDA 34475
PHONE (352) 732-0171
FAX   (352) 867-1370

INDEPENDENT AUDITORS' REPORT
- ----------------------------

January 18, 1996

To the Partners
Palmetto Properties, Ltd.

We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for he years ended December 31,1 995 and 1884 as listed in the table of contents. These financial statements are the
responsibility of the partnership's management.   Our responsibility is to
express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Properties, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

DUGGAN, JOINER, BIRKENMEYER, STAFFORD & FURMAN, P.A.
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Duggan, Joiner, Birkenmeyer,
Stafford & Furman, P.A.
Certified Public Accountants

TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726

(810) 626-3800
Fax No. (810) 626-2276

ELY TAMA, CPA*
JEFFREY F. BUDAJ, CPA
- ----------------------
BARTON A. LOWEN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JONATHON M. SHELDON, CPA
JOHN W. WEIPERT, CPA
* Also Licensed in Florida And South Carolina

MEMBERS
- -------
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners of
Park Place II, Ltd.

We have audited the accompanying balance sheet of PARK PLACE II, LTD. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows - project operations for the year then ended and the period April 8, 1994 (date operational) to December 31, 1994. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of PARK PLACE II, LTD., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended and the period April 8, 1994 (date operational) to December 31, 1994 in conformity with generally accepted accounting principles.

TAMA AND BUDAJ, P.C.
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 17 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 18 through 20.


TAMA AND BUDAJ, P C.
Farmington Hills, Michigan
February 9, 1996
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726

(810) 626-3800
Fax No. (810) 626-2276

ELY TAMA, CPA*
JEFFREY F. BUDAJ, CPA
- ----------------------
BARTON A. LOWN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JONATHON M. SHELDON, CPA
JOHN W. WEIPERT, CPA
* Also Licensed in Florida And South Carolina

MEMBERS
- -------
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners of
Seabreeze Manor RRH, Ltd.

We have audited the accompanying balance sheet of SEABREEZE MANOR RRH, LTD. as of December 31, 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows - project operations for the period January 10, 1995 (date operational) to December 31, 1995. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that w plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of SEABREEZE MANOR RRH, LTD., as of December 31, 1995, and the results of its operations and its cash flows for the period January 10, 1995 (date operational) to December 31, 1995 in conformity with generally accepted accounting principles.

TAMA AND BUDAJ, P.C.
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data on pages 10 through 17 inclusive has been subjected to the auditing procedures applied in the examination of the basic financial statements and, in our opinion. is fairly stated in all material respects in relation to the basic financial statements taken as whole.

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 18 through 20.

TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
February 9, 1996
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726

(810) 626-3800
Fax No. (810) 626-2276

ELY TAMA, CPA*
JEFFREY F. BUDAJ, CPA
- ----------------------
BARTON A. LOWN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JONATHON M. SHELDON, CPA
JOHN W. WEIPERT, CPA
* Also Licensed in Florida And South Carolina

MEMBERS
- -------
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
MICHIGAN ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
SOUTH CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT
- ----------------------------

To the Partners of
Seabreeze Manor RRH, Ltd.

We have audited the accompanying balance sheet of SEABREEZE MANOR RRH, LTD. (a Florida limited partnership in the development stage), as of December 31, 1994. This financial statement is the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of SEABREEZE MANOR RRH, LTD. (a Florida limited partnership in the development stage), as of December 31, 1994, in conformity with generally accepted accounting principles.

TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
April 5, 1995

BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS


INDEPENDENT AUDITORS' REPORT
- ----------------------------

The Partners
Skowhegan Housing Limited Partnership


We have audited the accompanying balance sheets of Skowhegan Housing Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skowhegan Housing Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 5 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Portland, Maine
January 19, 1996

Offices in:   Bangor, Manx
              Portland, Maine
              Lebanon, New Hampshire
              Manchester, New Hampshire

DIMARCO, ABIUSI & PASCARELLA
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074
- ------------------------------
Phone (315) 475-6954
Fax   (315) 475-2937

Alfred DiMarco
Philip Abiusi
L. Richard Pascarella
Nakho Sung
Leo N. Bonfardeci
Carl T. Greco
Michael A. Mammolito
David R. Snyder

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New York

We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' capital and cash flows for the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voorheesville Housing Company I as of December 31, 1995 and 1994, and the results Of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

DIMARCO, ABIUSI & PASCARELLA, P.C.

Syracuse, New York
February 26, 1996

DIMARCO, ABIUSI, PASCARELLA & FIRNSTEIN
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074
- ------------------------------
Phone (315) 475-6954
Fax   (315) 475-2937

Alfred DiMarco
Philip Abiusi
L. Richard Pascarella
Nakho Sung
Leo N. Bonfardeci
Carl T. Greco
Michael A. Mammolito
David R. Snyder

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New York

We have audited the accompanying balance sheet of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1993, and the related statements of income, partners, capital, and cash flows for the year then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voorheesville Housing Company I as of December 31, 1993, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

DIMARCO, ABIUSI, PASCARELLA & FIRNSTEIN, P.C.



Syracuse, New York
March 14, 1994

RAYMOND, BROUSSARD & BROWN
A PROFESSIONAL CORPORATION
Certified Public Accountants
- ----------------------------
2616 Toulon Drive
Baton Rouge, Louisiana 70816
Telephone:  (504) 292-9211
Fax:        (504) 292-0727

Paul C. Raymond, Sr., C.P.A., Retired
Kathryn R. Broussard, C.P.A.
Richard E. Brown, C.P.A.
Robert W. Brown, C.P.A.

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
White Castle Senior citizens Partnership, Ltd.

We have audited the accompanying balance sheets of White Castle Senior Citizens Partnership, Ltd., RHS project No.: 22-024-721149468, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of
material misstatements.   An audit includes examining, on a test basis,
evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Castle Senior Citizens Partnership, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form RHS 1930-8) Parts I through III and in the Multiple Family Housing Project Budget (Form RHS 1930-7) Parts I through V for the year ended 31, 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Baton Rouge, Louisiana
February 15, 1996

Blackman & Associates, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners
Aspen Ridge Apartments
Limited Partnership
Omaha, Nebraska

We have audited the accompanying balance sheet of Aspen Ridge Apartments Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1995 and the related statements of operations, changes in partners' capital accounts and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a@ reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and the results of its operations, changes in partners, capital accounts, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Omaha, Nebraska
March 4, 1996

11924 Arbor St., Ste. 200
Omaha, Nebraska 68144
Phone (402) 330-1040
Fax (402) 333-9189

Blackman & Associates, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT
- ---------------------------
Aspen Ridge Apartments
Limited Partnership
(A Nebraska Limited Partnership)

We have audited the accompanying balance sheet of Aspen Ridge Apartments Limited Partnership as of December 31, 1994 and the related statements of operations, changes in partners' capital accounts and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994 and the results of its operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



Omaha, Nebraska
March 20, 1995

11924 Arbor St., Ste.200
Omaha, Nebraska 68144
Phone (402) 330-1040
Fax (402) 333-9189

Blackman & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT
- ---------------------------

Aspen Ridge Apartments
Limited Partnership
(A Nebraska Limited Partnership)

we have audited the accompanying balance sheet of Aspen Ridge Apartments Limited Partnership as of December 31, 1993 and the related statements of operations, changes in partners' capital accounts and cash flows for the period from February 26, 1991 (date of inception) to December 31, 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of Material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material
- -respects, the financial position of the Partnership at December 31, 1993 and the results of its operations and its cash flows for the period from February 26, 1991 (date of inception) to December 31, 1993 in conformity with generally accepted accounting principles.

Omaha, Nebraska
February 1, 1994



















KB PARRISH CO.
Certified Public Accountants

151 North Delaware Street
Suite 1600
Indianapolis, IN  46203
(317) 269-2455
FAX (317) 269-2464
Report of Independent Certified Public Accountants
- --------------------------------------------------
To the Partners of
Briarwood of Dekalb, L.P.
(An Illinois Limited Partnership)

We have audited the accompanying balance sheet of Briarwood of Dekalb, L.P. (an Illinois limited partnership) as of December 31, 1993. This financial statement is the responsibility of the company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

For the period January 1, 1993 through December 31, 1993, the company was in a stage of development. Accordingly, a majority of the company's funds received and expenditures paid during the year related to the construction of this apartment project.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Briarwood of Dekalb, L.P. as of December 31, 1993, in conformity with generally accepted accounting principles.

Respectfully submitted,



K. B. Parrish & Co.
Certified Public Accountants

Indianapolis, Indiana
June 14, 1994

ZINER & COMPANY, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners of
Cambridge Family YMCA Affordable
Housing Limited Partnership


We have audited the accompanying balance sheet of Cambridge Family YMCA Affordable Housing Limited Partnership (a Massachusetts limited partnership) as of December 31, 1993, and the related statements of operations, changes in partners, equity, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for-our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Family YMCA Affordable Housing Limited Partnership as of December 31, 1993, and the results of its operations, cash flows, and changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.




January 14, 1994

7 Winthrop Square
Boston, Massachusetts 02110-1256
Phone(617)542-8880
Fax  (617)542-8715

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street
P. 0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR'S REPORT
- ----------------------------
To the Partners
Caneyville Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Caneyville Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-043-0611191157, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the year ended December 31, 1994 and the nine-month period ended December 31, 1993. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits, as of and for the year ended December 31, 1994 and the nine-month period ended December 31, 1993 in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caneyville Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and the nine-month period ended December 31, 1993, in conformity with generally accepted accounting principles.

Daniel G. Drane
Certified Public Accountant

March 9, 1995

DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street
P.O Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR' REPORT
- ---------------------------
To the Partners
Cloverport Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Cloverport Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-014-611202096, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 1994 and the five-month period ended December 31, 1993. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit, as of and for the year ended December 31, 1994 and the five-month period ended December 31, 1993 in accordance with Government Auditing Standards, issued by the Comptroller General of the United States. I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements.    An
audit also includes assessing the accounting principles used and significant.
estimates   made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloverport Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and the five-month period ended December 31, 1993 in conformity with generally accepted accounting principles.

Daniel G. Drane
Certified Public Accountant

March 9, 1995

SCHELL & HOGAN
CERTIFIED PUBLIC ACCOUNTANTS

P.O. Box 859
Brunswick, GA 31521
(912) 267-5300

P.O. Box 967
Hinesville, GA 31313
(912) 369-7575

Jerry W. Harper, CPA
James A. Szwast, CPA
Larry R. Golden, CPA
Joseph A. Whittle. Jr., CPA
Steven P. Graham, CPA

INDEPENDENT AUDITOR'S REPORT
- -----------------------------
To The Partners
Deerwood Village Limited Partnership

We have audited the accompanying balance sheets of Deerwood Village Limited Partnership, as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deerwood Village Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

SCHELL AND HOGAN
Certified Public Accountants

February 28, 1995
Hinesville, Georgia
Brunswick Fax (912) 267-5315

Members American Institute and Georgia Society of Certified Public Accountants

CRAIN & COMPANY
Certified Public Accountants
Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070
Fax       (901) 668-1218

S. Lawson Crain, CPA
R. Thomas Crenshaw, CPA
Mark M, Layne, CPA
Katherine G. Watts, CPA
John E. Hudson, CPA
Anita C. Hamilton, CPA
Mickey Hannon, CPA
Karen L. Taylor, CPA
Jason T. Shanes, CPA

INDEPENDENT AUDITORS' REPORT
To the Partners
Hickman Associates II, Limited Partnership

We have audited the accompanying balance sheet of Hickman Associates II, Limited Partnership, FMHA Project No.: 20-038-621451228 as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II, Limited Partnership, FMHA Project No.: 20-038621451228 as of December 31, 1994, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 12 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CRAIN & COMPANY
Certified Public Accountants
Jackson, Tennessee
April 27, 1995

Member of Tennessee Society of Certified Public Accountants
American Institute of Certified Public Accountants and
Private Companies Practice Section
THE GAUTREAU GROUP, LLC
Certified public Accountants

John C. Gautreau, II, CPA*
J. CURT Gautreau, CPA*
Crissie Head, CPA
Letti Lowe, CPA
Jennifer D. Derousselle, CPA
* A Professional Accounting Corporation

INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners of
Jonestown Manor, L. P.

We have audited the accompanying balance sheet of Jonestown Manor, L. P.
(A Mississippi Limited Partnership) as of December 31, 1994, and the related statements of changes in partners, capital, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based an our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonestown Manor, L. P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Certified Public Accountants

June 1, 1995
Baton Rouge, Louisiana

P.O. Box 82430
8641 United Plaza Boulevard, Suite 202
Baton Rouge, Louisiana 70884-2430
Telephone (504) 924-6744
FAX (504) 929-6916

ROBBINS AND GAUTREAU
Certified Public Accountants
(A Professional Corporation)

CALVIN L. ROBBINS, JR., CPA
JOHN C. GAUTREAU, II, CPA
JEFFREY CURT GAUTREAU, CPA
CRISSIE H. PIPES, CPA


INDEPENDENT AUDITORS' REPORT
- ----------------------------
To the Partners of
Jonestown Manor, L. P.

We have audited the accompanying balance sheet of Jonestown Manor, L. P. (A Mississippi Limited Partnership) as of December 31, 1993, and the related statement of changes in partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jonestown Manor, L. P. as of December 31, 1993, and changes in partners' capital for the year then ended, in conformity with generally accepted accounting principles.

Certified Public Accountants

July 11, 1994
Baton Rouge, Louisiana

PAGE, OLSON, & COMPANY PC



INDEPENDENT AUDITORS' REPORT
- ----------------------------

February 7, 1995

To the Partners
Midland Housing Limited Partnership

We have audited the accompanying balance sheets of Midland Housing Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing I Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected, to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


2865 SOUTH LINCOLN ROAD
PO BOX 366
MT PLEASANT, MI 48804-0368
517 773-5494
FAX 517 773-5816

ROBBINS AND GAUTREAU
CERTIFIED PUBLIC ACCOUNTANTS
(A PROFESSIONAL CORPORATION)

CALVIN L ROBBINS, JR., CPA,
JOHN C GAUTREAU, II, CPA
JEFFREY CURT GAUTREAU, CPA
CORA CRISLER HEAD, CPA

Independent Auditors' Report

To the Partners of
Opelousas Point Partnership

We have audited the accompanying balance sheets of Opelousas Point
Partnership (A Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and, significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opelousas Point Partnership as of December 31, 1994 and 1593, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Certified Public Accountants

February 15, 1995
Baton Rouge, Louisiana

8641 United Plaza Blvd, Suite
Baton Rouge, Louisiana

Habif, Arogeti, & Wynne, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT



To the Partners
Quail Village Limited Partnership


We have audited the accompanying balance sheet of QUAIL VILLAGE LIMITED PARTNERSHIP [a Georgia limited Partnership] , as of December 31, 1994, and the related statements of operations, changes in partners, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QUAIL VILLAGE LIMITED PARTNERSHIP, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Atlanta, Georgia
February 3, 1995


MEMBERS
GEORGIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
AICPA DIVISION FOR CPA FIRMS PRIVATE COMPANIES PRACTICE SECTION

Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Quail Village, L.P.

We have audited the accompanying balance sheet of QUAIL VILLAGE, L.P., (a development stage Georgia Limited Partnership] as of December 31, 1993, and the related statements of changes in partners, equity, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion an these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of QUAIL VILLAGE, L.P. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Atlanta, Georgia
February 28, 1994


MEMBERS
GEORGIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
AICPA DIVISION FOR CPA FIRMS PRIVATE COMPANIES PRACTICE SECTION

MAYER HOFFMAN McCANN


INDEPENDENT AUDITORS' REPORT


To the Partners
Sixth Street Partners, L.P.

We have audited the accompanying balance sheet of

SIXTH STREET PARTNERS, L.P.

as of December 31, 1993. This balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this balance sheet based on our audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Sixth Street Partners, L.P. as of December 31, 1993, in conformity with generally accepted accounting principles.


Kansas City, Missouri
June 28, 1994

Certified Public Accountants
420 Nichols Road on the Country Club Plaza
Kansas City, MO 64112
(816) 968-1000   FAX (816) 531-7695

DAVID G. PELLICCIONE, C.P.A., P. C.

MEMBER OF
AMERICAN INSTITUTE OF CPAs
GEORGIA SOCIETY OF CPAs

POST OFFICE BOX I
SAVANNAH, GEORGIA 31402
TELEPHONE (912) 234-199Q
FAX (912) 234-0139

DELIVERY ADDRESS
202 EAST LIBERTY STREET
SAVANNAH, GEORGIA 31401


INDEPENDENT AUDITORS' REPORT



To The Partners
Sugarwood Park Limited Partnership

We have audited the accompanying balance sheet of SUGARWOOD PARK LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994, and the related statement of income and partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUGARWOOD PARK LIMITED PARTNERSHIP as of December 31, 1994, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Savannah, Georgia
March 22, 1995

Coopers & Lybrand L.L.P.
a professional services firm

Report of Independent Accountants


To the Partners
College Greene Rental Associates, L.P.


We have audited the accompanying balance sheet of College Greene Rental Associates, L.P. (A Limited Partnership), as of December 31, 1995, and the related statements of operations and partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Rochester, New York
February 22, 1996


Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand (International).

Ziner & Company, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT


To the Partners of
Arch Development
Limited Partnership


We have audited the accompanying balance sheet of Arch Development Limited Partnership (a Massachusetts limited partnership) as of December 31, 1994, and the related statements of operations, changes in partners, equity and cash flows for the period from March 14, 1994 (date of inception) to December 31, 1994. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arch Development Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the period from March 14, 1994 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.





January 23, 1995


7 WINTHROP SQUARE
BOSTON, MASSACHUSETTS 02110-1256
Phone(617)542-8880 Fax(617)542-8715

RAJEEV RAJ

Certified Public Accountant


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Chelsea Square Development Limited Partnership


I have audited the accompanying balance sheet of Chelsea Square Development Limited Partnership (A Development Stage and a Massachusetts limited partnership) as of December 31, 1995, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




January 31, 1996






Rajeev Raj C.P.A.
1600 Providence Highway
Walpole, MA 02081
Tel: (508) 660-2592
Fax: (508) 660-1569
Edmund A. Restivo, Jr., Ltd.
CERTIFIED PUBLIC ACCOUNTANT


INDEPENDENT AUDITOR'S REPORT


To the Partners
Clarke School Limited Partnership Boston, MA


I have audited the accompanying balance sheet of Clarke School Limited Partnership (a Rhode Island limited partnership) (a development stage enterprise)as of December 3 1, 1994, and the statement of partners' equity, for the year ended December 31, 1994. These financial statements are the responsibility of Clarke School Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clarke School Limited Partnership as of December 31, 1994, in conformity with generally accepted accounting principles.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on page 10) is presented for purposes of additional analysis and is not a required part of the basic financial statements of Clarke School Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.

March 22, 1995

The Wilcox Building
Penthouse Suite
42 Weybosset Street
Providence, Rhode Island 02903
Telephone 401-331-0210
Fax 401-421-6799

Habif, Arogeti, & Wynne, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT


To the Partners
Ellijay Rental Housing, L.P.


We have audited the accompanying balance sheet of ELLIJAY RENTAL HOUSING, L.P. (a development stage partnership), as of December 31, 1994. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion an this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, an a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of ELLIJAY RENTAL HOUSING, L.P. as of December 31, 1994, in conformity with generally accepted accounting principles.





Atlanta, Georgia

January 1, 1995



MEMBERS

Coopers & Lybrand L.L.P.
a professional services firm


REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners
Evergreen Hills Associates, L.P.


We have audited the accompanying balance sheet of Evergreen Hills Associates, L.P. (A Limited Partnership), as of December 31, 1994, and the related statements of operations and partners' capital and cash flows for the period from November 26, 1993 (date partnership was formed) through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P., as of December 31, 1994, and the results of its operations, changes in partners equity and its cash flows for the period from November 26, 1993 through December 31, 1994 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Rochester, New York
February 24, 1995

STIENESSEN SCHLEGEL & CO.

LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditors' Report


To the Partners
Glen Place Apartments Limited Partnership

We have audited the accompanying balance sheets of Glen Place Apartments Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Place Apartments Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14-15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS

January 16, 1996

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810
PHONE (715) 832-3425    FAX (715) 832-1665

EDMUND A. RESTIVO, JR., LTD

CERTIFIED PUBLIC ACCOUNTANT

INDEPENDENT AUDITOR'S REPORT

To the Partners
Harris Housing Limited Partnership
Boston, MA

I have audited the accompanying balance sheet of Harris Housing Limited Partnership (a Florida Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of Harris Housing Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harris Housing Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 14 to 16) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.



February 15, 1996

The Wilcox Building
Penthouse Suite
42 Weybosset Street
Providence, Rhode Island 02903
Telephone 401-331-0210
Fax 401-421-6799

PLANTE & MORAN, LLP
Certified Public Accountants
Management Consultants

1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200
FAX 517-332-8502


Independent Auditor's Report


To the Partners
Lakeview Meadows II Limited
Dividend Housing Association
Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 905, for the years ended December 31, 1995 and 1994, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership for the years ended December 31, 1995 and 1994, and the results of its operations, changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 1996 on our consideration of the Partnership's internal control structure and a report dated January 18, 1996 on its compliance with laws and regulations.


January 18, 1996

A member of Moores Rowland International

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 17, 1996


INDEPENDENT AUDITOR'S REPORT


Partners
LATHROP PROPERTIES, LP

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Howe and Associates, PC

ROSENBERG RICH BAKER BERMAN & COMPANY
A Professional Association of Certified Public Accountants

380 Foothill Road, P.O. Box 6483, Bridgewater, NJ 08807-0483
908-231-1000   FAX: 908-231-6894


Independent Auditors' Report


To the Partners
Parvin's Limited Partnership


We have audited the accompanying balance sheets of Parvin's Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parvin's Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 8 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Bridgewater, New Jersey
January 22, 1996

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS / SEC PRACTICE SECTION PRIVATE COMPANIES PRACTICE SECTION /NATIONAL ASSOCIATED CPA FIRMS/ INDEPENDENT ACCOUNTANTS INTERNATIONAL

REGARDIE, BROOKS & LEWIS
Chartered
CERTIFIED PUBLIC ACCOUNTANTS

7101 WISCONSIN AVENUE, BETHESDA, MARYLAND 20814
TEL (301) 654-9000           FAX (301) 656-3056

JEROME P. LEWIS, CPA
JESSE A. KAISER, CPA
NATHAN J. ROSEN, CPA
PAUL J. GNATT, CPA
CELSO T MATAAC, JR., CPA
PHILIP R. BAKER, CPA
DOUGLAS A. DOWLING, CPA

DAVID A. BROOKS, CPA
CONSULTANT

BENJAMIN F. REGARDIE
(1897-1973)

INDEPENDENT AUDITOR'S REPORT

February 16, 1996


To the Partners
Peach Tree Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Peach Tree Limited Partnership as of December 31, 1995 and 1994, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peach Tree Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Certified Public Accountants

Boothe, Vassar, Fox, and Fox
Certified Public Accountants
1001 East Farm Road 700
Big Spring, Texas 79720
915-263-1324   FAX 915-263-2124

INDEPENDENT AUDITORS' REPORT

To the Partners
Ponderosa Meadows, LTD. Limited Partnership

We have audited the accompanying balance sheets of Ponderosa Meadows, LTD. Limited Partnership as of December 31, 1995 and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Ponderosa Meadows, LTD. Limited Partnership as of December 31, 1994, were audited by other auditors whose report dated January 16, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponderosa Meadows, LTD. Limited Partnership as of December 31, 1995 and
1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 19 and 20 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 8, 1996
Big Spring, Texas
Boothe, Vassar, Fox, and Fox
A Partnership Composed of Professional Corporations

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203


February 28, 1996


INDEPENDENT AUDITOR'S REPORT


Partners
RICHMOND MANOR, LP.

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC

GWEN WARD, P.C.
CERTIFIED PUBLIC ACCOUNTANT

609 University Drive
Fort Worth, Texas 76107
(817) 336-5880

MEMBER
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
TEXAS SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Report

To the Partners of
Rio Grande Apartments, Ltd.

I have audited the accompanying balance sheet of Rio Grande Apartments, Ltd. as of December 31, 1995 and 1994 the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande Apartments, Ltd. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-17 and I-18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Fort Worth, Texas
March 6, 1996

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203

February 10, 1996


INDEPENDENT AUDITOR'S REPORT


Partners
TROY ESTATES, LP

Re: For the Years Ended December 31, 1994 and December 31, 1995

We have audited the accompanying balance sheet and the related statements of income, owners' equity and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows of the Partnership for the years then ended in conformity with generally accepted accounting principles.




Howe and Associates, PC

Boothe, Vassar, Fox, and Fox
Certified Public Accountants
1001 East Farm Road 700
Big Spring, Texas 79720
915-263-1324   FAX 915-263-2124

INDEPENDENT AUDITORS'REPORT


To the Partners
Vista Lama Apartments Limited Partnership

We have audited the accompanying balance sheets of Vista Loma Apartments Limited Partnership as of December 31, 1995 and the related statements of operations, partners'equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Vista Loma Apartments Limited Partnership as of December 3 1, 1994, were audited by other auditors whose report dated January 25, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Loma Apartments Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 19 and 20 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 8, 1996
Big Spring, Texas
Boothe, Vassar, Fox, and Fox
A Partnership Composed of Professional Corporations

RAJEEV RAJ

Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT


To the Partners of
Chelsea Square Development Limited Partnership


I have audited the accompanying balance sheet of Chelsea Square Development Limited Partnership (A Development Stage and a Massachusetts limited partnership) as of December 31, 1994, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended and for the period ended April 30, 1993 (date of inception) to December 31, 1994. These financial statements are the responsibility of the general partner. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended and for the period ended April 30, 1993 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.




January 25, 1995




Rajeev Raj C.P.A.
1600 Providence Highway
Walpole,  MA 02081
Tel: (508) 660-2592
Fax: (508) 660-1569
Habif, Arogeti, & Wynne, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS' REPORT


To the Partners
Jackson Rental Housing, L.P.


We have audited the accompanying balance sheet of JACKSON RENTAL HOUSING, L.P. (a Limited Partnership], as of December 31, 1994, and the related statements of income and expenses, changes in partners, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion an these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JACKSON RENTAL HOUSING, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Atlanta, Georgia
January 16, 1995



MEMBERS

GEORGIA SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
AICPA DIVISION FOR CPA FIRMS PRIVATE COMPANIES PRACTICE SECTION

PLANTE & MORAN, LLP
Certified Public Accountants
Management Consultants

1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200     FAX 517-332-8502


Independent Auditor's Report

To the Partners
Lakeview Meadows II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 905, for the year ended December 31, 1994, and the period August 1, 1993 through December 31, 1993, and the related statements of profit and loss, partners' equity, and cash flows for the year and the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership for the year ended December 31, 1994, and the period August 1, 1993 through December 31, 1993, and the results of its operations, changes in partners' equity, and cash flows for the year and the period then ended, in conformity with generally accepted accounting principles.

January 20, 1995

A Member of Moores Rowland International

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS

104 EAST BROADWAY
COLUMBIA, MO 65203


June 9, 1994

INDEPENDENT AUDITOR'S REPORT

TROY ESTATES, LP

Re: For the Year Ended December 31, 1993

We have audited the accompanying balance sheet for the year then ended. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Partnership for the year then ended in conformity with generally accepted accounting principles.





Howe and Associates

WALLACE SANDERS& COMPANY

Crosspoint Atrium
 8131 LBJ Freeway, Suite 875
Dallas, Texas 75251

Tel. 214/690-6301
Fax,214/669-3462

Independent Auditors' Report

To the Partners of
Community Dynamics - Fort Worth, Ltd.

We have audited the accompanying balance sheets of Community Dynamics - Fort Worth, Ltd., as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Fort Worth, Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 and 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 23, 1996
Member Of ACPA international
With Affiliated Offices Worldwide
Certified Public Accountants and Consultants
A Professional

COLE, EVANS & PETERSON
CERTIFIED PUBLIC ACCOUNTANTS

FIFTH FLOOR TRAVIS PLACE
POST OFFICE DRAWER 1768
SHREVEPORT, LOUISIANA 71166-1768

January 25, 1996
TELEPHONE (318) 222-8367
TELECOPIER (318) 425-4101

M. ALTON EVENS, JR. C.P.A
PARTNER EMERITUS

WILLIAM JEFFERSON COLE, C.P.A.
WILLIAM PETERSON,C.P.A.
CAROL T. BARNES, C.P.A.
C. WILLIAM GERARDY,JR.,C.P.A.
BARRY S. SHIPP, C. P. A.
STEVEN W. H EDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A.
R. STEPHEN TILLEY, C.P.A.
BAILEY S. BAYNHAM, C.P.A.

JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
DEBORAH N. SHIVERS, C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN, C.P.A.
TIMOTHY W. BORST.  C. P.A.
RAYNELLE H.THOMPSON,C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE, C. P. A.



                      INDEPENDENT AUDITORS' REPORT

To the Partners
Hebbronville Apartments, Ltd.

Mansfield, Louisiana


We have audited the accompanying balance sheets of Hebbronville Apartments, Ltd. at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hebbronville Apartments, Ltd. at December 31, 1995 and December 31, 1994. and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson

                           ARTHUR ANDERSEN LLP

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Jefferson Square, Ltd.:


We have audited the accompanying balance sheets of JEFFERSON SQUARE, LTD. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital accounts and cash flows for the period from inception (December 1993) to December 31, 1994 and for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the period from inception to December 31, 1994 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                            Denver, Colorado,
                             June 20, 1996.

COLE, EVANS & PETERSON
CERTIFIED PUBLIC ACCOUNTANTS

FIFTH FLOOR TRAVIS PLACE
POST OFFICE DRAWER 1768
SHREVEPORT, LOUISIANA 71166-1768

January 25, 1996
TELEPHONE (318) 222-8367
TELECOPIER (318) 425-4101

M. ALTON EVENS, JR. C.P.A
PARTNER EMERITUS

WILLIAM JEFFERSON COLE, C.P.A.
WILLIAM PETERSON,C.P.A.
CAROL T. BARNES, C.P.A.
C. WILLIAM GERARDY,JR.,C.P.A.
BARRY S. SHIPP, C. P. A.
STEVEN W. H EDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A.
R. STEPHEN TILLEY, C.P.A.
BAILEY S. BAYNHAM, C.P.A.

JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
DEBORAH N. SHIVERS, C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN, C.P.A.
TIMOTHY W. BORST.  C. P.A.
RAYNELLE H.THOMPSON,C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE, C. P. A.



                      INDEPENDENT AUDITORS' REPORT

To the Partners
Lone Star Seniors Apartments, Ltd.
Mansfield, Louisiana


We have audited the accompanying balance sheets of Lone Star Seniors Apartments, Ltd. at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Star Seniors Apartments, Ltd. at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Cole, Evans & Peterson

GRAHAM CARTER
& JENNINGS, PLC

CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter (1931-1993)

Jack G. Jennings
Walter H. Graham
Michael J. Carter
Diane B. Carter

                      Independent Auditor's Report


To the Partners
Madison Limited Partnership

We have audited the accompanying balance sheets of Madison Limited Partnership (a Virginia limited partnership) , FMHA Project No.: 54-068-0541436875, as of December 31, 1995 and 1994, and the related statements of operations, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Limited Partnership, FMHA Project No. : 54-068-0541436875, as of December 31, 1995 and 1994, and
the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic f financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

February 26, 1996
601 Thimble Shoals Boulevard Suite 201 Newport News,
Virginia 23606 (804) 873-0767 Fax (804) 873-6938

CARTER & JENNINGS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


Harold D. Carter (1931-1993)
Jack G. Jennings
Michael J. Carter

11832-B Canon Boulevard
Newport News, Virginia 23606
(804) 873-0767
Facsimile (804) 873-0874

                            Independent Auditor's Report

To the Partners
Madison Limited Partnership

We have audited the accompanying balance sheet of Madison Limited Partnership (a Virginia limited partnership) as of December 31, 1993. This financial statement is the responsibility of the Partnership's General Partners. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Madison Limited Partnership as of December 31, 1993 in conformity with generally accepted accounting principles.

Newport News, Virginia
March 4, 1994

COLE, EVANS & PETERSON
CERTIFIED PUBLIC ACCOUNTANTS

FIFTH FLOOR TRAVIS PLACE
POST OFFICE DRAWER 1768
SHREVEPORT, LOUISIANA 71166-1768

January 26, 1996
TELEPHONE (318) 222-8367
TELECOPIER (318) 425-4101

M. ALTON EVENS, JR. C.P.A
PARTNER EMERITUS

WILLIAM JEFFERSON COLE, C.P.A.
WILLIAM PETERSON,C.P.A.
CAROL T. BARNES, C.P.A.
C. WILLIAM GERARDY,JR.,C.P.A.
BARRY S. SHIPP, C. P. A.
STEVEN W. H EDGEPETH, C.P.A.
STEVEN R. BAYER, C.P.A.
GWENDOLYN H. HARJU, C.P.A.
TIMOTHY R. DURR, C.P.A.
R. STEPHEN TILLEY, C.P.A.
BAILEY S. BAYNHAM, C.P.A.

JOHN A. CASKEY, C.P.A.
ROBERT A. BUSBY, C.P.A.
DEBORAH N. SHIVERS, C.P.A.
JUDY E. MONCRIEF, C.P.A.
ANNE-MARIE COLE CAIN, C.P.A.
TIMOTHY W. BORST.  C. P.A.
RAYNELLE H.THOMPSON,C.P.A.
BRENDA BISHOP LEACH,C.P.A.
MARY WELLS CARMODY,C.P.A.
ERIC D. SMITH, C.P.A.
PETER R. MOORE, C. P. A.



                      INDEPENDENT AUDITORS' REPORT

To the Partners
Martindale Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheets of Martindale Apartments, Ltd. at December 31, 1995 and December 31, 1994, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Apartments, Ltd. at December 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
TELEPHONE,
(205) 543-3707
516 WALNUT STREET
GADSDEN, ALABAMA 35902
P.O. BOX 775

INDEPENDENT AUDITOR'S REPORT
To the Partners
Munford Village, Ltd.
Munford, Alabwna

I have audited the accompanying balance sheets of Munford Village, Ltd., a limited partnership, RECD Project No.: 01-061-631011774 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Munford Village, Ltd., RECD Project No.: 01-061-631011774 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complying with the requirements of the Rural Economic Community Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 5, 1996 on my consideration of Munford Village, Ltd.'s internal control structure and a report dated February 5, 1996 on its compliance with laws and regulations.
February 5, 1996

Scarbrough & Associates
Certified Public Accountants

For the financial solutions
you need to succeed

Michael Scarbrough
Certified Public Accountant
Over 17 years of experience.
Member:
American Institute of CPAs
Missouri Society of CPAs
Continuing Education:
Financial Planning, Better Business Plans,
Taxation, Retirement Planning, Effective Audits
Low-Income Housing
Tax credits
Community Volunteer
Eagle Scout

To the Partners
North pointe, L.P.

We have audited the accompanying balance sheets of Northpointe, L.P. as Of December 31, 1995 and 19947 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe, L.P. as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Scarbrough & Associates
Certified Public Accountants
Page 2

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 and 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


April 17, 1996

5500 NORTH OAK, SUITE 203
KANSAS CITY.  MO 64118
FAX:(816) 455-5100
(816) 452-4272

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant

TELEPHONE
(205) 543-3707

516 WALNUT STREET
GADSDEN, ALABAMA 359M
P.O. BOX

INDEPENDENT AUDITOR'S REPORT

To the Partners
Sherwood Knoll, Limited Partnership
Rainsville, Alabama

I have audited the accompanying balance sheets of Sherwood Knoll, Limited Partnership , a limited partnership, RECD Project No.: 01-025-631032411 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Standards issued by the Comptroller General of the United States. Those standards require that I plan and performing the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherwood KnolL Limited Partnership, RECD Project No.: 01-025-631032411 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RECD 1930-8) Parts I through III for the year ended December 31, 1995 and 1994, is presented for purposes of complyingwith the of the Rural Economic Comrnunity Development and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial taken as a whole.

DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
Page 2

In accordance with Government Auditing Standards, I have also issued a report dated February 5, 1996 on my consideration of Sherwood Knoll, Limited Partnership's internal control structure and a report dated February 5, 1996 on its compliance with laws and regulations.

February 5, 1996
DAVID G. PELLICCIONE, C.P.A., P.C.
340 EISENHOWER DRIVE, BLDG. 800
SAVANNAH, GEORGIA 31406
TELEPHONE (912) 354-2334
FAX (912) 354-2443

MEMBER OF
AMERICAN INSTITUTE OF CPA'S

MEMBER OF
GEORGIA SOCIATY OF CPA'S

INDEPENDENT AUDITORS' REPORT


To The Partners
Sugarwood Park Limited Partnership

We have audited the accompanying balance sheets of SUGARWOOD PARK LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1995 and 1994, and the related statement of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUGARWOOD PARK LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Savannah, Georgia
March 1, 1996

Ruljancich
Blume
Loveridge& CO., PLLC

Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS


Partners
Wedgewood Lane Associates, a Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Wedgewood Lane Associates, a Washington Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wedgewood Lane Associates, a Washington Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996 on our consideration of the Partnership's internal control structure and a report dated February 2, 1996 on its compliance with laws and regulations.

February 2, 1996


11100 NE 8th Street, Suite 410
Bellevue, Washington 98004-4441
(206) 453-2088
Fax (206) 646-3368

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 11, 1995

INDEPENDENT AUDITORS REPORT

Partners
CARROLLTON VILLA, LP
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet for the year then ended. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Partnership for the year then ended in conformity with generally accepted accounting principles.

Howe and Associates, PC

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 12, 1995


INDEPENDENT AUDITORS REPORT

Partners
HOLTS SUMMIT SQUARE, LP
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet for the year then ended. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of the Partnership for the year then ended in conformity with generally accepted accounting principles.

Howe and Associates, PC

DAVID G. PELLICCIONE, C.P.A., P. C.
POST OFFICE BOX 1
SAVANNAH, GEORGIA 31402
TELEPHONE (912) 234-1999
FAX (912) 234-0139

DELIVERY ADDRESS
202 EAST LlBERTY STREET
SAVANNAH, GEORGIA 31401

MEMBER OF
AMERICAN INSTITUTE OF CPAs
GEORGIA SOCIETY OF CPAs

INDEPENDENT AUDITORS' REPORT

To The Partners
Willowood Park Limited Partnership


We have audited the accompanying balance sheet of WILLOWOOD PARK LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WILLOWOOD PARK LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Savannah, Georgia
March 22, 1995

Habif, Arogeti & Wynne, P.C
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
SummerSet Housing, Limited L.P.


We have audited the accompanying balance sheet of SUMMERSET HOUSING, LIMITED L.P. a development stage partnership], as of December 31, 1994. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of SUMMERSET HOUSING, LIMITED L.P. as of December 31, 1994, in conformity with generally accepted accounting principles.

Atlanta, Georgia

January 26, 1995



MEMBERS
GEORGIA SOCIETY OF
CPA FIRMS

             Boston Capital Tax Credit Fund III L.P.

                         BALANCE SHEETS
                    March 31, 1996 and 1995
                                                          Total
                                                          -----
                                                  1996            1995
                                                  ----            ----
                                     ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes A and D)                $147,259,013   $163,038,705

OTHER ASSETS
  Cash and cash equivalents (notes A and I)      4,958,860     10,181,096
  Investments available for sale (notes A and B) 5,141,767     14,786,763
  Notes receivable (note E)                      4,962,160      7,296,623
  Deferred acquisition costs, net of
    accumulated amortization (notes A and C) 2,144,343 2,009,637 Organization costs, net of accumulated
    amortization (note A)                          399,040        577,998
  Other assets (note F)                          2,420,327      5,003,482
                                               -----------    -----------

                                              $167,285,510   $202,894,304
                                               ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses       $     75,208   $      4,766
  Accounts payable - affiliates (note C)         4,454,405      2,262,689
  Capital contributions payable (note D)         9,539,884     30,811,146
                                               -----------    -----------

                                                14,069,497     33,078,601
                                              ------------    -----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 22,000,000 authorized
      beneficial assignee certificates (BAC's),
      $10 stated value per BAC, 21,996,102
      issued and outstanding to the assignees
      at March 31, 1996 and 1995                         -           -
  Assignees
    Units of beneficial interest of the
      limited partnership interest of the
      assignor limited partner, 21,996,102
      issued and outstanding at March 31, 1996
      and 1995                                 153,561,702  170,108,871
  General partner                                 (357,619)    (190,477)
  Unrealized gain (loss) on securities
    available for sale, net                         11,930     (102,691)
                                               -----------  -----------

                                               153,216,013  169,815,703
                                               -----------  -----------

                                              $167,285,510 $202,894,304
                                               ===========  ===========
                          (Continued)
                            - F-5 -

            Boston Capital Tax Credit Fund III L.P.

                  BALANCE SHEETS - CONTINUED
                    March 31, 1996 and 1995

                                                          Series 15
                                                          ---------
                                                     1996            1995
                                                     ----            ----
                         ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes A and D)                   $21,718,070     $24,934,491
OTHER ASSETS
  Cash and cash equivalents (notes A and I)          163,428         976,876
  Investments available for sale (notes A and B)     151,943         185,348
  Notes receivable (note E)                          185,000         218,750
  Deferred acquisition costs, net of
    accumulated amortization (notes A and C)         281,199         384,096
  Organization costs, net of accumulated
    amortization (note A)                             26,232          52,463
  Other assets (note F)                              292,164         426,386
                                                  ----------      ----------

                                                 $22,818,036     $27,178,410
                                                  ==========      ==========

             LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $    68,856     $     1,355
  Accounts payable - affiliates (note C)           1,264,641         776,599
  Capital contributions payable (note D)             202,750       1,480,039
                                                  ----------      ----------
                                                   1,536,247       2,257,993
                                                  ----------      ----------

PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 22,000,000 authorized
      beneficial assignee certificates (BAC's),
      $10 stated value per BAC, 3,870,500
      issued and outstanding to the assignees
      at March 31, 1996 and 1995                           -               -
  Assignees
    Units of beneficial interest of the
      limited partnership interest of the
      assignor limited partner, 3,870,500 issued
      and outstanding at March 31, 1996 and 1995  21,401,297      25,003,699
  General partner                                   (119,857)        (83,469)
  Unrealized gain (loss) on securities
    available for sale, net                              349             187
                                                  ----------      ----------

                                                  21,281,789      24,920,417
                                                  ----------      ----------

                                                 $22,818,036     $27,178,410
                                                  ==========      ==========
                          (continued)
                            - F-6 -

            Boston Capital Tax Credit Fund III L.P.

                  BALANCE SHEETS - CONTINUED
                    March 31, 1996 and 1995

                                                         Series 16
                                                         ---------
                                                    1996            1995
                                                    ----            ----
                         ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes A and D)                   $37,074,575     $40,735,319

OTHER ASSETS
  Cash and cash equivalents (notes A and I)        1,429,491       2,757,494
  Investments available for sale (notes A and B)     394,836       1,430,259
  Notes receivable (note E)                          483,464         705,464
  Deferred acquisition costs, net of
    accumulated amortization (notes A and C)         445,554         592,742
  Organization costs, net of accumulated
    amortization (note A)                             89,261         133,891
  Other assets (note F)                               38,197         143,165
                                                  ----------      ----------

                                                 $39,955,378     $46,498,334
                                                  ==========      ==========

                LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses         $        100  $        1,143
  Accounts payable - affiliates (note C)           1,251,118         679,138
  Capital contributions payable (note D)             900,481       3,573,072
                                                  ----------      ----------

                                                   2,151,699       4,253,353
                                                  ----------      ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 22,000,000 authorized
      beneficial assignee certificates (BAC's),
      $10 stated value per BAC, 5,429,402
      issued and outstanding to the assignees
      at March 31, 1996 and 1995                           -               -
  Assignees
    Units of beneficial interest of the
      limited partnership interest of the
      assignor limited partner, 5,429,402 issued
      and outstanding at March 31, 1996 and 1995   37,891,343     42,355,854
  General partner                                     (88,581)       (43,485)
  Unrealized gain (loss) on securities
    available for sale, net                               917        (67,388)
                                                   ----------     ----------

                                                  37,803,679      42,244,981
                                                  ----------      ----------
                                                 $39,955,378     $46,498,334
                                                  ==========      ==========
                           (continued)
                            - F-7 -
            Boston Capital Tax Credit Fund III L.P.

                  BALANCE SHEETS - CONTINUED
                    March 31, 1996 and 1995
                                                          Series 17
                                                          ---------
                                                    1996            1995
                                                    ----            ----
                         ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes A and D)                   $34,318,721     $35,834,208

OTHER ASSETS
  Cash and cash equivalents (notes A and I)          285,417       1,690,922
  Investments available for sale (notes A and B)     629,950       2,470,261
  Notes receivable (note E)                        1,658,475       2,317,005
  Deferred acquisition costs, net of
    accumulated amortization (notes A and C)         415,482         690,994
  Organization costs, net of accumulated
    amortization (note A)                             90,262         129,991
  Other assets (note F)                            1,245,840         943,084
                                                  ----------      ----------

                                                 $38,644,147     $44,076,465
                                                  ==========      ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses         $          -     $       417
  Accounts payable - affiliates (note C)           1,021,686         414,865
  Capital contributions payable (note D)           2,312,721       4,581,453
                                                 -----------      ----------

                                                   3,334,407       4,996,735
                                                 -----------      ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 22,000,000 authorized
      beneficial assignee certificates (BAC's),
      $10 stated value per BAC, 5,000,000
      issued and outstanding to the assignees
      at March 31, 1996 and 1995                           -               -
  Assignees
    Units of beneficial interest of the
      limited partnership interest of the
      assignor limited partner, 5,000,000 issued
      and outstanding at March 31, 1996 and 1995  35,384,872      39,118,588
  General partner                                    (76,596)       (38,882)
  Unrealized gain (loss) on securities
    available for sale, net                            1,464              24
                                                  ----------      ----------

                                                  35,309,740      39,079,730
                                                  ----------      ----------

                                                 $38,644,147     $44,076,465
                                                  ==========      ==========
                           (continued)
                             - F-8 -
            Boston Capital Tax Credit Fund III L.P.

                  BALANCE SHEETS - CONTINUED
                    March 31, 1996 and 1995

                                                        Series 18
                                                        ---------
                                                     1996       1995
                                                     ----       ----
                         ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes A and D)                  $26,102,954  $28,633,478
OTHER ASSETS
  Cash and cash equivalents (notes A and I)         529,400    1,813,653
  Investments available for sale (notes A and B)    647,930    4,266,323
  Notes receivable (note E)                         536,351      781,084
  Deferred acquisition costs, net of
    accumulated amortization (notes A and C)        305,861      256,802
  Organization costs, net of accumulated
    amortization (note A)                            80,280      111,035
  Other assets (note F)                               8,052    1,518,728
                                                 ----------   ----------

                                                $28,210,828  $37,381,103
                                                 ==========   ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses         $     1,751  $     1,851
  Accounts payable - affiliates (note C)            434,163      192,467
  Capital contributions payable (note D)            861,315    7,453,173
                                                 ----------   ----------

                                                  1,297,229    7,647,491
                                                 ----------   ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 22,000,000 authorized
      beneficial assignee certificates (BAC's),
      $10 stated value per BAC, 3,616,200
      issued and outstanding to the assignees
      at March 31, 1996 and 1995                          -            -
  Assignees
    Units of beneficial interest of the
      limited partnership interest of the
      assignor limited partner, 3,616,200 issued
      and outstanding at March 31, 1996 and 1995 26,953,204   29,749,889
  General partner                                   (41,106)     (12,857)
  Unrealized gain (loss) on securities
    available for sale, net                           1,501       (3,420)
                                                 ----------   ----------

                                                 26,913,599   29,733,612
                                                 ----------   ----------

                                                $28,210,828  $37,381,103
                                                 ==========   ==========
                          (continued)

                            - F-9 -
                    Boston Capital Tax Credit Fund III L.P.

                          BALANCE SHEETS - CONTINUED

                            March 31, 1996 and 1995

                                                        Series 19
                                                        ---------
                                                    1996        1995
                                                    ----        ----
                         ASSETS

INVESTMENTS IN OPERATING LIMITED
  PARTNERSHIPS (notes A and D)                  $28,044,693  $32,901,209

OTHER ASSETS
  Cash and cash equivalents (notes A and I)       2,551,124    2,942,151
  Investments available for sale (notes A and B)  3,317,108    6,434,572
  Notes receivable (note E)                       2,098,870    3,274,320
  Deferred acquisition costs, net of
    accumulated amortization (notes A and C)        696,247       85,003
  Organization costs, net of accumulated
    amortization (note A)                           113,005      150,618
  Other assets (note F)                             836,074    1,972,119
                                                 ----------   ----------

                                                $37,657,121  $47,759,992
                                                 ==========   ==========

                          LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
  Accounts payable and accrued expenses          $    4,501  $         -
  Accounts payable - affiliates (note C)            482,797      199,620
  Capital contributions payable (note D)          5,262,617   13,723,409
                                                  ---------   ----------

                                                  5,749,915   13,923,029
                                                  ---------   ----------
PARTNERS' CAPITAL (note A)
  Assignor limited partner
    Units of limited partnership interest
      consisting of 22,000,000 authorized
      beneficial assignee certificates (BAC's),
      $10 stated value per BAC, 4,080,000
      issued and outstanding to the assignees
      at March 31, 1996 and 1995                          -            -
  Assignees
    Units of beneficial interest of the
      limited partnership interest of the
      assignor limited partner, 4,080,000 issued
      and outstanding at March 31, 1996 and 1995 31,930,986   33,880,841
  General partner                                   (31,479)     (11,784)
  Unrealized gain (loss) on securities
    available for sale, net                           7,699      (32,094)
                                                 ----------   ----------
                                                 31,907,206   33,836,963
                                                 ----------   ----------

                                                $37,657,121  $47,759,992
                                                 ==========   ==========
               See notes to financial statements
                            - F-10 -
                     Boston Capital Tax Credit Fund III L.P.

                            STATEMENTS OF OPERATIONS

              Years or periods ended March 31, 1996, 1995 and 1994


                                                     Total
                                       -----------------------------------
                                         1996        1995           1994
                                         ----        ----           ----
Income
  Interest income                   $  1,034,800 $  2,192,832   $ 2,371,236
  Miscellaneous income                         -        7,600         9,200
                                     -----------  -----------    ----------

                                       1,034,800    2,200,432     2,380,436
                                     -----------  -----------    ----------

Share of losses from operating
  limited partnerships (note A)      (14,435,496)*(10,794,203)   (4,998,241)
                                     -----------  -----------    ----------

Expenses
  Professional fees                      277,646      279,121       346,663
  Fund management fee (note C)         2,399,311    2,413,494     1,328,767
  Amortization (note A)                  246,807      168,554       144,950
  General and administrative
    expenses (note C)                    389,851      878,291       765,426
                                     -----------  -----------    ----------

                                       3,313,615    3,739,460     2,585,806
                                     -----------  -----------    ----------

        NET INCOME (LOSS) (note A)  $(16,714,311)$(12,333,231)  $(5,203,611)
                                     ===========  ===========    ==========

Net income (loss) allocated to
  general partner                   $   (167,142)$   (123,333)  $   (52,036)
                                     ===========  ===========    ==========


Net income (loss) allocated to
  assignees                         $(16,547,169)$(12,209,898)  $(5,151,575)
                                     ===========  ===========    ==========


Net income (loss) per BAC           $       (.75)$       (.56)   $     (.31)
                                     ===========  ===========     =========








* Net of gain on disposal of operating limited partnership (Series 19) of $888,473.

                          (Continued)

                            - F-11 -
                 Boston Capital Tax Credit Fund III L.P.

                 STATEMENTS OF OPERATIONS - CONTINUED

          Years or periods ended March 31, 1996, 1995 and 1994



                                                    Series 15
                              ---------------------------------------------

                                Year ended      Year ended     Year ended
                              March 31, 1996   March 31, 1995 March 31, 1994
                              --------------   -------------- --------------

Income
  Interest income                     $ 192,705   $    74,485   $   195,213
  Miscellaneous income                        -         1,600         2,225
                                     ----------    ----------    ----------

                                        192,705        76,085       197,438
                                     ----------    ----------    ----------

Share of losses from operating
  limited partnerships (note A)      (3,201,668)   (2,948,034)  (2,724,135)
                                     ----------    ----------   ----------

Expenses
  Professional fees                      50,472        49,598       71,747
  Fund management fee (note C)          499,184       470,726      447,458
  Amortization (note A)                  36,843        26,231       45,457
  General and administrative
    expenses (note C)                    43,328        93,910      118,759
                                     ----------    ----------   ----------

                                        629,827       640,465      683,421
                                     ----------    ----------   ----------

    NET INCOME (LOSS) (note A)      $(3,638,790)  $(3,512,414) $(3,210,118)
                                     ==========    ==========   ==========

Net income (loss) allocated to
  general partner                   $   (36,388)  $   (35,124) $   (32,101)
                                     ==========    ==========   ==========


Net income (loss) allocated to
  assignees                         $(3,602,402)  $(3,477,290) $(3,178,017)
                                     ==========    ==========   ==========


Net income (loss) per BAC           $      (.93)  $      (.90) $      (.82)
                                     ==========    ==========   ==========







                          (continued)

                            - F-12 -
                Boston Capital Tax Credit Fund III L.P.

                  STATEMENTS OF OPERATIONS - CONTINUED

          Years or periods ended March 31, 1996, 1995 and 1994



                                                   Series 16
                              ---------------------------------------------

                                Year ended      Year ended     Year ended
                              March 31, 1996   March 31, 1995 March 31, 1994
                              --------------   -------------- --------------

Income
  Interest income                   $   127,067  $   437,207 $   826,098
  Miscellaneous income                        -        2,175       3,300
                                     ----------   ----------  ----------

                                        127,067      439,382     829,398
                                     ----------   ----------  ----------

Share of losses from operating
  limited partnerships (note A)      (3,778,516)  (2,784,673) (1,036,291)
                                     ----------   ----------  ----------

Expenses
  Professional fees                      66,842       53,992     115,480
  Fund management fee (note C)          646,906      658,346     493,242
  Amortization (note A)                  61,532       44,630      49,388
  General and administrative
    expenses (note C)                    82,878      204,503     278,446
                                     ----------   ----------  ----------

                                        858,158      961,471     936,556
                                     ----------   ----------  ----------

    NET INCOME (LOSS) (note A)      $(4,509,607) $(3,306,762)$(1,143,449)
                                     ==========   ==========  ==========

Net income (loss) allocated to
  general partner                   $   (45,096) $   (33,068)$   (11,434)
                                     ==========   ==========  ==========


Net income (loss) allocated to
  assignees                         $(4,464,511) $(3,273,694)$(1,132,015)
                                     ==========   ==========  ==========


Net income (loss) per BAC           $      (.82)$       (.60)$      (.21)
                                     ==========  ===========  ==========







                          (continued)

                            - F-13 -
                 Boston Capital Tax Credit Fund III L.P.

                  STATEMENTS OF OPERATIONS - CONTINUED

          Years or periods ended March 31, 1996, 1995 and 1994




                                                   Series 17
                              ---------------------------------------------
                                Year ended      Year ended     Year ended
                              March 31, 1996   March 31, 1995 March 31, 1994
                              --------------   -------------- --------------

Income
  Interest income                   $    85,172  $   510,270 $   758,875
  Miscellaneous income                        -        1,475       2,000
                                     -----------  ----------  ----------

                                         85,172      511,745     760,875
                                     ----------   ----------  ----------

Share of losses from operating
  limited partnerships (note A)      (3,144,888)  (2,744,283) (1,050,293)
                                     ----------   ----------  ----------

Expenses
  Professional fees                      71,386       72,281     109,447
  Fund management fee (note C)          506,412      509,015     266,313
  Amortization (note A)                  55,408       39,729      36,167
  General and administrative
    expenses (note C)                    78,508      188,012     157,112
                                     ----------   ----------  ----------

                                        711,714      809,037     569,039
                                     ----------   ----------  ----------

    NET INCOME (LOSS) (note A)      $(3,771,430) $(3,041,575)$  (858,457)
                                     ==========   ==========  ==========

Net income (loss) allocated to
  general partner                   $   (37,714) $   (30,416)$    (8,585)
                                     ==========   ==========  ==========


Net income (loss) allocated to
  assignees                         $(3,733,716) $(3,011,159)$  (849,872)
                                     ==========   ==========  ==========


Net income (loss) per BAC           $      (.75)$       (.60)$      (.19)
                                     ==========  ===========  ==========







                                  (continued)

                                    - F-14 -
                     Boston Capital Tax Credit Fund III L.P.

                      STATEMENTS OF OPERATIONS - CONTINUED

              Years or periods ended March 31, 1996, 1995 and 1994



                                                   Series 18
                               --------------------------------------------
                                                                   Period
                                                               June 17, 1993
                                                                  (date of
                                                                 inception)
                                     Year ended   Year ended       through
                                 March 31, 1996 March 31, 1995  March 31, 1994
                                 -------------- --------------  --------------

Income
  Interest income                   $   139,504  $   508,695    $399,964
  Miscellaneous income                        -        1,250       1,075
                                     ----------   ----------     -------

                                        139,504      509,945     401,039
                                     ----------   ----------     -------
Share of losses from operating
  limited partnerships (note A)      (2,451,672)  (1,201,623)   (183,664)
                                     ----------   ----------     -------

Expenses
  Professional fees                      40,385       42,982      28,968
  Fund management fee (note C)          363,632      371,536      50,831
  Amortization (note A)                  42,298       30,673       8,588
  General and administrative
    expenses (note C)                    66,451      127,358     150,487
                                     ----------   ----------     -------

                                        512,766      572,549     238,874
                                     ----------   ----------     -------

    NET INCOME (LOSS) (note A)      $(2,824,934) $(1,264,227)   $(21,499)
                                     ==========   ==========     =======

Net income (loss) allocated to
  general partner                   $   (28,249) $   (12,642)   $   (215)
                                     ==========   ==========     =======


Net income (loss) allocated to
  assignees                         $(2,796,685) $(1,251,585)   $(21,284)
                                     ==========   ==========     =======


Net income (loss) per BAC           $      (.77)$       (.35)   $   (.02)
                                     ==========  ===========     =======





                                       (continued)

                                         - F-15 -
                    Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS - CONTINUED

             Years or periods ended March 31, 1996, 1995 and 1994



                                               Series 19
                               --------------------------------------------
                                                                   Period
                                                               June 17, 1993
                                                                  (date of
                                                                 inception)
                                     Year ended   Year ended       through
                                 March 31, 1996 March 31, 1995  March 31, 1994
                                 -------------- --------------  --------------

Income
  Interest income                   $   490,352  $   662,175    $191,086
  Miscellaneous income                        -        1,100         600
                                     ----------   ----------     -------

                                        490,352      663,275     191,686
                                     ----------   ----------     -------
Share of losses from operating
  limited partnerships (note A)*     (1,858,752)  (1,115,590)     (3,858)
                                     ----------   ----------     -------

Expenses
  Professional fees                      48,561       60,268      21,021
  Fund management fee (note C)          383,177      403,871      70,923
  Amortization (note A)                  50,726       27,291       5,350
  General and administrative
    expenses (note C)                   118,686      264,508      60,622
                                     ----------   ----------     -------

                                        601,150      755,938     157,916
                                     ----------   ----------     -------

  NET INCOME (LOSS) (note A)        $(1,969,550) $(1,208,253)   $ 29,912
                                     ==========   ==========     =======

Net income (loss) allocated to
  general partner                   $   (19,695) $   (12,083)   $    299
                                     ==========   ==========     =======


Net income (loss) allocated to
  assignees                         $(1,949,855) $(1,196,170)   $ 29,613
                                     ==========   ==========     =======


Net income (loss) per BAC           $      (.48) $      (.29)   $   (.02)
                                     ==========   ==========     =======


* Net of gain on disposal of operating limited partnership (Series 19) of $888,473.

                           See notes to financial statements

                                       - F-16 -
                      Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                Years or periods ended March 31, 1996, 1995 and 1994



                                                   Unrealized
                                                  gain (loss) on
                                                    securities
                                                    available
                                          General      for
          Total              Assignees    partner   sale, net    Total
          -----              ---------    -------   ---------    -----

Partners' capital (deficit),
  March 31, 1993            $ 91,934,087 $ (15,108)$       -$ 91,918,979

Capital contributions        110,806,000         -         - 110,806,000

Selling commissions and
  registration costs         (15,193,734)        -         - (15,193,734)

Net loss                      (5,151,575)  (52,036)        -  (5,203,611)
                             -----------  --------  -------- -----------

Partners' capital (deficit),
  March 31, 1994             182,394,778   (67,144)        - 182,327,634

Selling commissions and
  registration costs             (76,009)        -         -     (76,009)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -  (102,691)   (102,691)

Net loss                     (12,209,898) (123,333)        - (12,333,231)
                             -----------  --------  -------- -----------

Partners' capital (deficit),
  March 31, 1995             170,108,871  (190,477) (102,691)169,815,703

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -   114,621     114,621

Net loss                     (16,547,169) (167,142)        - (16,714,311)
                             -----------  --------  -------- -----------

Partners' capital (deficit),
  March 31, 1996            $153,561,702 $(357,619)$  11,930$153,216,013
                             ===========  ========  ======== ===========



                                    (Continued)

                                      - F-17 -

                       Boston Capital Tax Credit Fund III L.P.

                Years or periods ended March 31, 1996, 1995 and 1994



                                                    Unrealized
                                                    gain (loss)
                                                   on securities
                                                    available
                                           General     for
         Series 15            Assignees    partner  sale, net    Total
         ---------             ---------   -------  ---------    -----

Partners' capital (deficit),
  March 31, 1993             $31,551,155  $(16,244) $      - $31,534,911

Selling commissions and
  registration costs             108,807         -         -     108,807

Net loss                      (3,178,017)  (32,101)        -  (3,210,118)
                              ----------   -------   -------  ----------

Partners' capital (deficit),
  March 31, 1994              28,481,945   (48,345)        -  28,433,600

Selling commissions and
  registration costs                (956)        -         -        (956)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -       187         187

Net loss                      (3,477,290)  (35,124)        -  (3,512,414)
                              ----------   -------   -------  ----------

Partners' capital (deficit),
  March 31, 1995              25,003,699   (83,469)      187  24,920,417

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -       162         162

Net loss                      (3,602,402)  (36,388)        -  (3,638,790)
                              ----------   -------   -------  ----------

Partners' capital (deficit),
  March 31, 1996             $21,401,297 $(119,857) $    349 $21,281,789
                              ==========   =======   =======  ==========



                                   (continued)

                                     - F-18 -

                       Boston Capital Tax Credit Fund III L.P.

                Years or periods ended March 31, 1996, 1995 and 1994



                                                    Unrealized
                                                    gain (loss)
                                                   on securities
                                                    available
                                          General       for
         Series 16          Assignees     partner    sale, net    Total
         ---------          ---------     -------    ---------    -----

Partners' capital (deficit),
  March 31, 1993             $46,797,529  $  1,017  $      -  $46,798,546

Selling commissions and
  registration costs             (30,259)        -         -      (30,259)

Net loss                      (1,132,015)  (11,434)        -   (1,143,449)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1994              45,635,255   (10,417)        -   45,624,838

Selling commissions and
  registration costs              (5,707)        -         -       (5,707)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -   (67,388)     (67,388)

Net loss                      (3,273,694)  (33,068)        -   (3,306,762)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1995              42,355,854   (43,485)  (67,388)  42,244,981

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -    68,305       68,305

Net loss                      (4,464,511)  (45,096)        -   (4,509,607)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1996             $37,891,343  $(88,581) $    917  $37,803,679
                              ==========   =======   =======   ==========



                                    (continued)

                                      - F-19 -

                       Boston Capital Tax Credit Fund III L.P.

                Years or periods ended March 31, 1996, 1995 and 1994



                                                   Unrealized
                                                   gain (loss)
                                                  on securities
                                                    available
                                           General      for
         Series 17          Assignees      partner   sale, net    Total
         ---------          ---------      -------   ---------    -----

Partners' capital (deficit),
  March 31, 1993             $13,585,403  $    119  $      -  $13,585,522

Capital contributions         33,844,000         -         -   33,844,000

Selling commissions and
  registration costs          (4,445,890)        -         -   (4,445,890)

Net loss                        (849,872)   (8,585)        -     (858,457)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1994              42,133,641    (8,466)        -   42,125,175

Selling commissions and
  registration costs              (3,894)        -         -       (3,894)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -        24           24

Net loss                      (3,011,159)  (30,416)        -   (3,041,575)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1995              39,118,588   (38,882)       24   39,079,730

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -     1,440        1,440

Net loss                      (3,733,716)  (37,714)        -   (3,771,430)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1996             $35,384,872  $(76,596) $  1,464  $35,309,740
                              ==========   =======   =======   ==========



                                    (continued)

                                      - F-20 -

                      Boston Capital Tax Credit Fund III L.P.

               Years or periods ended March 31, 1996, 1995 and 1994


                                                     Unrealized
                                                     gain (loss)
                                                    on securities
                                                      available
                                           General       for
         Series 18            Assignees    partner    sale, net   Total
         ---------            ---------    -------    ---------   -----


Capital contributions        $36,162,000  $      -  $      -  $36,162,000

Selling commissions and
  registration costs          (5,082,591)        -         -   (5,082,591)

Net loss                         (21,284)     (215)        -      (21,499)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1994              31,058,125      (215)        -   31,057,910

Selling commissions and
  registration costs             (56,651)        -         -      (56,651)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -    (3,420)      (3,420)

Net loss                      (1,251,585)  (12,642)        -   (1,264,227)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1995              29,749,889   (12,857)   (3,420)  29,733,612

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -     4,921        4,921

Net loss                      (2,796,685)  (28,249)        -   (2,824,934)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1996             $26,953,204  $(41,106) $  1,501  $26,913,599
                              ==========   =======   =======   ==========





                             (continued)

                              - F-21 -
                      Boston Capital Tax Credit Fund III L.P.

               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

                Years or periods ended March 31, 1996, 1995 and 1994



                                                     Unrealized
                                                     gain (loss)
                                                    on securities
                                                      available
                                           General       for
         Series 19            Assignees    partner    sale, net    Total
         ---------            ---------    -------    ---------    -----

Capital contributions        $40,800,000  $      -  $      -  $40,800,000

Selling commissions and
  registration costs          (5,743,801)        -         -   (5,743,801)

Net income                        29,613       299         -       29,912
                              ----------   -------   -------   ----------

Partners' capital,
  March 31, 1994              35,085,812       299         -   35,086,111

Selling commissions and
  registration costs              (8,801)        -         -       (8,801)

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -   (32,094)     (32,094)

Net loss                      (1,196,170)  (12,083)        -   (1,208,253)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1995              33,880,841   (11,784)  (32,094)  33,836,963

Net change in unrealized
  gain (loss) on securities
  available for sale                   -         -    39,793       39,793

Net loss                      (1,949,855)  (19,695)        -   (1,969,550)
                              ----------   -------   -------   ----------

Partners' capital (deficit),
  March 31, 1996             $31,930,986  $(31,479) $  7,699  $31,907,206
                              ==========   =======   =======   ==========









                  See notes to financial statements

                              - F-22 -
               Boston Capital Tax Credit Fund III L.P.
                    STATEMENTS OF CASH FLOWS
          Years or periods ended March 31, 1996, 1995 and 1994
                                                    Total
                                                -------------
                                    Year ended   Year ended    Year ended
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------
Cash flows from operating activities
  Net income (loss)                 $ (16,714,311)$(12,333,231)$ (5,203,611)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities
    Share of losses from operating
      limited partnerships             14,435,496   10,794,203    4,998,241
    Distributions received from operating
      limited partnerships                 18,412        2,663        2,068
    Amortization                          246,807      168,554      144,950
    Organization costs                          -      (19,729)    (285,959)
    Changes in assets and liabilities
      Prepaid expenses                          -            -      124,609
      Other assets                       (125,159)    (536,095)     315,809
      Accounts payable and accrued expenses70,442     (100,576)      56,132
      Accounts payable - affiliates     2,191,716    1,937,641      210,883
                                      -----------  -----------  -----------
        Net cash provided by (used in)
          operating activities            123,403      (86,570)     363,122
                                      -----------  -----------  -----------
Cash flows from investing activities
  Acquisition costs paid for operating
    limited partnerships                 (182,571)  (1,405,772) (12,734,588)
  Capital contributions paid to operating
    limited partnerships              (17,638,595) (43,529,250) (58,492,350)
  Deposits for purchases of operating
    limited partnerships                        -      949,420   (3,576,125)
  (Advances)/repayments (to)/from
    operating limited partnerships      2,945,152     (576,034)   2,580,690
  Purchase of investments (net of proceeds
    from sale of investments)           9,530,375   35,069,451  (28,531,766)
                                      -----------  -----------  -----------
        Net cash used in investing
          activities                   (5,345,639)  (9,492,185)(100,754,139)
                                      -----------  -----------  -----------
Cash flows from financing activities
  Capital contributions received                -            -  117,840,702
  Selling commissions and registration
    costs paid                                  -      (19,377) (15,817,462)
                                      -----------  -----------  -----------
        Net cash provided by (used in)
          financing activities                  -      (19,377) 102,023,240
                                      -----------  -----------  -----------

        NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS         (5,222,236)  (9,598,132)   1,632,223

Cash and cash equivalents, beginning   10,181,096   19,779,228   18,147,005
                                      -----------  -----------  -----------

Cash and cash equivalents, ending    $  4,958,860 $ 10,181,096 $ 19,779,228
                                      ===========  ===========  ===========

                               (continued)
                                 - F-23 -
                      Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF CASH FLOWS - CONTINUED

                Years or periods ended March 31, 1996, 1995 and 1994


                                                    Total
                                 ---------------------------------------------
                                    Year ended   Year ended    Year ended
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships              $ 1,426,703   $1,234,289  $29,316,644
                                       ==========    =========   ==========

  The partnership has adjusted its
    investment and decreased its
    capital contribution obligation in
    operating limited partnerships for
    low income tax credits not
    generated                         $   381,901   $   41,637  $   652,332
                                       ==========    =========   ==========

  The partnership has recorded capital
    contributions (syndication proceeds)
    being held and subsequently
    released by the escrow agent      $ 2,274,224   $        -  $         -
                                       ==========    =========   ==========

  The partnership has decreased its
    investment in operating limited
    partnerships for syndication costs
    from operating limited
    partnerships                      $         -    $   56,651  $         -
                                       ==========     =========   ==========

  The partnership has adjusted its
    investment and increased its capital
    contribution obligation in operating
    limited partnerships for low income
    tax credits generated             $   117,717   $        -  $         -
                                       ==========    =========   ==========

  The partnership has decreased its invest-
    ments in operating limited partnerships
    for unpaid capital contributions due to
    the operating limited partnership dis-
    posed of during the year          $ 2,424,400   $        -  $         -
                                       ==========    =========   ==========


                               (continued)
                                 - F-24 -
                       Boston Capital Tax Credit Fund III L.P.
                         STATEMENTS OF CASH FLOWS - CONTINUED
                 Years or periods ended March 31, 1996, 1995 and 1994

                                                  Series 15
                                 ---------------------------------------------

                                    Year ended   Year ended    Year ended
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------
Cash flows from operating activities
  Net income (loss)                 $  (3,638,790) $(3,512,414) $(3,210,118)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
    Share of losses from operating
      limited partnerships              3,201,668    2,948,034    2,724,135
    Distributions received from operating
      limited partnerships                  6,337            9        2,068
    Amortization                           36,843       26,231       45,457
    Organization costs                          -       (4,604)      52,156
    Changes in assets and liabilities
      Prepaid expenses                          -            -       38,750
      Other assets                           (711)    (297,230)     365,451
      Accounts payable and accrued expenses67,501      (95,125)      96,270
      Accounts payable - affiliates       488,042      530,584      226,748
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          operating activities            160,890     (404,515)     340,917
                                       ----------   ----------   ----------
Cash flows from investing activities
  Acquisition costs paid for operating
    limited partnerships                        -      (96,521)     (51,753)
  Capital contributions paid to operating
    limited partnerships               (1,269,931)  (2,008,610)  (8,556,711)
  Deposits for purchases of operating
    limited partnerships                        -            -            -
  (Advances)/repayments (to)/from
    operating limited partnerships        262,350      295,510    4,781,399
  Purchase of investments (net of proceeds
    from sale of investments)              33,243    1,338,195    2,842,142
                                       ----------   ----------   ----------
        Net cash used in investing
          activities                     (974,338)    (471,426)    (984,923)
                                       ----------   ----------   ----------
Cash flows from financing activities
  Capital contributions received                -            -            -
  Selling commissions and registration
    costs (paid) reimbursed                     -         (956)     108,807
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          financing activities                  -         (956)     108,807
                                       ----------   ----------   ----------
        NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS      (813,448)    (876,897)    (535,199)
Cash and cash equivalents, beginning      976,876    1,853,773    2,388,972
                                       ----------   ----------   ----------
Cash and cash equivalents, ending     $   163,428  $   976,876  $ 1,853,773
                                       ==========   ==========   ==========

                               (continued)

                                 - F-25 -
                      Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF CASH FLOWS - CONTINUED

                 Years or periods ended March 31, 1996, 1995 and 1994

                                                  Series 15
                                ---------------------------------------------

                                    Year ended   Year ended    Year ended
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships              $         -   $1,234,289   $  342,170
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and decreased its
    capital contribution obligation in
    operating limited partnerships for
    low income tax credits not
    generated                        $    11,832   $   41,637    $  225,280
                                      ==========    =========    =========

  The partnership has recorded capital
    contributions (syndication proceeds)
    being held and subsequently
    released by the escrow agent     $         -   $        -   $        -
                                      ==========    =========    =========

  The partnership has decreased its
    investment in operating limited
    partnerships for syndication costs
    from operating limited
    partnerships                     $          -   $        -    $        -
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and increased its capital
    contribution obligation in operating
    limited partnerships for low income
    tax credits generated            $         -   $        -  $         -
                                      ==========    =========   ==========

  The partnership has decreased its invest-
    ments in operating limited partnerships
    for unpaid capital contributions due to
    the operating limited partnership dis-
    posed of during the year         $         -   $        -  $         -
                                      ==========    =========   ==========



                               (continued)

                                 - F-26 -
                      Boston Capital Tax Credit Fund III L.P.
                        STATEMENTS OF CASH FLOWS - CONTINUED
                Years or periods ended March 31, 1996, 1995 and 1994

                                                  Series 16
                                ---------------------------------------------
                                    Year ended   Year ended    Year ended
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------
Cash flows from operating activities
  Net income (loss)                   $(4,509,607) $(3,306,762) $(1,143,449)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
    Share of losses from operating
      limited partnerships              3,778,516    2,784,673    1,036,291
    Distributions received from operating
      limited partnerships                  7,361        1,046            -
    Amortization                           61,532       44,630       49,388
    Organization costs                          -            -        5,978
    Changes in assets and liabilities
      Prepaid expenses                          -            -       85,859
      Other assets                         18,315       60,304       37,679
      Accounts payable and accrued expenses(1,043)          43        1,100
      Accounts payable - affiliates       571,980      600,730       45,504
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          operating activities            (72,946)     184,664      118,350
                                       ----------   ----------   ----------
Cash flows from investing activities
  Acquisition costs paid for operating
    limited partnerships                        -     (369,682)    (587,207)
  Capital contributions paid to operating
    limited partnerships               (2,444,175)  (8,563,244) (20,293,773)
  Deposits for purchases of operating
    limited partnerships                        -      949,420      424,725
  (Advances)/repayments (to)/from
    operating limited partnerships        222,000      409,014    2,776,142
  Purchase of investments (net of proceeds
    from sale of investments)             967,118    6,242,389    9,321,605
                                       ----------   ----------   ----------
        Net cash used in investing
          activities                   (1,255,057)  (1,332,103)  (8,358,508)
                                       ----------   ----------   ----------
Cash flows from financing activities
  Capital contributions received                -            -            -
  Selling commissions and registration
    costs (paid) reimbursed                     -       (5,707)     (30,259)
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          financing activities                  -       (5,707)     (30,259)
                                       ----------   ----------   ----------
        NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS    (1,328,003)  (1,153,146)  (8,270,417)
Cash and cash equivalents, beginning    2,757,494    3,910,640   12,181,057
                                       ----------   ----------   ----------
Cash and cash equivalents, ending     $ 1,429,491  $ 2,757,494  $ 3,910,640
                                       ==========   ==========   ==========

                               (continued)

                                 - F-27 -
                     Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF CASH FLOWS - CONTINUED

                Years or periods ended March 31, 1996, 1995 and 1994



                                                  Series 16
                                 ---------------------------------------------

                                    Year ended   Year ended    Year ended
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships              $         -   $        -   $5,367,611
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and decreased its
    capital contribution obligation in
    operating limited partnerships for
    low income tax credits not
    generated                         $    40,727   $        -   $  365,950
                                       ==========    =========    =========

  The partnership has recorded capital
    contributions (syndication proceeds)
    being held and subsequently
    released by the escrow agent      $    86,655   $        -   $        -
                                       ==========    =========    =========

  The partnership has decreased its
    investment in operating limited
    partnerships for syndication costs
    from operating limited
    partnerships                      $         -   $        -   $        -
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and increased its capital
    contribution obligation in operating
    limited partnerships for low income
    tax credits generated             $         -   $        -  $         -
                                       ==========    =========   ==========

  The partnership has decreased its invest-
    ments in operating limited partnerships
    for unpaid capital contributions due to
    the operating limited partnership dis-
    posed of during the year          $         -   $        -  $         -
                                       ==========    =========   ==========

                               (continued)

                                 - F-28 -
                     Boston Capital Tax Credit Fund III L.P.
                       STATEMENTS OF CASH FLOWS - CONTINUED
               Years or periods ended March 31, 1996, 1995 and 1994

                                                  Series 17
                                 ---------------------------------------------
                                    Year ended   Year ended    Year ended
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------
Cash flows from operating activities
  Net income (loss)                 $  (3,771,430) $(3,041,575) $  (858,457)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
    Share of losses from operating
      limited partnerships              3,144,888    2,744,283    1,050,293
    Distributions received from operating
      limited partnerships                  2,436        1,428            -
    Amortization                           55,408       39,729       36,167
    Organization costs                          -         (872)     (24,793)
    Changes in assets and liabilities
      Prepaid expenses                          -            -            -
      Other assets                         47,464      (54,968)     (16,281)
      Accounts payable and accrued expenses  (417)         (83)     (48,500)
      Accounts payable - affiliates       606,821      414,240      (61,369)
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          operating activities             85,170      102,182       77,060
                                       ----------   ----------   ----------
Cash flows from investing activities
  Acquisition costs paid for operating
    limited partnerships                 (182,571)    (282,180)  (4,305,709)
  Capital contributions paid to operating
    limited partnerships               (3,724,505) (10,171,778) (17,582,877)
  Deposits for purchases of operating
    limited partnerships                        -            -     (855,700)
  (Advances)/repayments (to)/from
    operating limited partnerships        577,530   (1,133,153)  (1,068,852)
  Purchase of investments (net of proceeds
    from sale of investments)           1,838,871   10,845,389  (13,315,626)
                                       ----------   ----------   ----------
        Net cash used in investing
          activities                   (1,490,675)    (741,722) (37,128,764)
                                       ----------   ----------   ----------
Cash flows from financing activities
  Capital contributions received                -            -   40,878,702
  Selling commissions and registration
    costs (paid) reimbursed                     -       (3,894)  (5,069,618)
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          financing activities                  -       (3,894)  35,809,084
                                       ----------   ----------   ----------
        NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS    (1,405,505)    (643,434)  (1,242,620)

Cash and cash equivalents, beginning    1,690,922    2,334,356    3,576,976
                                       ----------   ----------   ----------
Cash and cash equivalents, ending     $   285,417  $ 1,690,922  $ 2,334,356
                                       ==========   ==========   ==========

                               (continued)

                                 - F-29 -
                    Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF CASH FLOWS - CONTINUED

               Years or periods ended March 31, 1996, 1995 and 1994

                                                  Series 17
                                 ---------------------------------------------

                                    Year ended   Year ended    Year ended
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships              $ 1,338,057   $        -   $8,282,776
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and decreased its
    capital contribution obligation in
    operating limited partnerships for
    low income tax credits not
    generated                         $         -   $        -   $   61,102
                                       ==========    =========    =========

  The partnership has recorded capital
    contributions (syndication proceeds)
    being held and subsequently
    released by the escrow agent      $         -   $        -   $        -
                                       ==========    =========    =========

  The partnership has decreased its
    investment in operating limited
    partnerships for syndication costs
    from operating limited
    partnerships                      $         -   $        -    $        -
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and increased its capital
    contribution obligation in operating
    limited partnerships for low income
    tax credits generated             $   117,717   $        -  $         -
                                       ==========    =========   ==========

  The partnership has decreased its invest-
    ments in operating limited partnerships
    for unpaid capital contributions due to
    the operating limited partnership dis-
    posed of during the year          $         -   $        -  $         -
                                       ==========    =========   ==========


                               (continued)

                                 - F-30 -
                    Boston Capital Tax Credit Fund III L.P.
                     STATEMENTS OF CASH FLOWS - CONTINUED
               Years or periods ended March 31, 1996, 1995 and 1994
                                                  Series 18
                                 ---------------------------------------------
                                                                 Period
                                                             June 17, 1993
                                                                (date of
                                                               inception)
                                    Year ended   Year ended     through
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------
Cash flows from operating activities
  Net income (loss)                 $  (2,824,934) $(1,264,227) $   (21,499)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
    Share of losses from operating
      limited partnerships              2,451,672    1,201,623      183,664
    Distributions received from operating
      limited partnerships                  2,278          180            -
    Amortization                           42,298       30,673        8,588
    Organization costs                                  (1,462)    (148,833)
    Changes in assets and liabilities
      Prepaid expenses                          -            -            -
      Other assets                           (148)     391,635      (58,648)
      Accounts payable and accrued expenses  (100)      (2,474)       4,325
      Accounts payable - affiliates       241,696      192,467            -
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          operating activities            (87,238)     548,415      (32,403)
                                       ----------   ----------   ----------
Cash flows from investing activities
  Acquisition costs paid for operating
    limited partnerships                        -     (312,377)  (3,735,517)
  Capital contributions paid to operating
    limited partnerships               (5,518,309) (13,335,939)  (5,489,939)
  Deposits for purchases of operating
    limited partnerships                        -            -   (1,857,150)
  (Advances)/repayments (to)/from
    operating limited partnerships        707,822      733,925   (1,515,009)
  Purchase of investments (net of proceeds
    from sale of investments)           3,613,472    9,572,849  (13,842,592)
                                       ----------   ----------   ----------
        Net cash used in investing
          activities                   (1,197,015)  (3,341,542) (26,440,207)
                                       ----------   ----------   ----------
Cash flows from financing activities
  Capital contributions received                -            -   36,162,000
  Selling commissions and registration
    costs (paid) reimbursed                     -          (19)  (5,082,591)
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          financing activities                  -          (19)  31,079,409
                                       ----------   ----------   ----------
        NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS    (1,284,253)  (2,793,146)   4,606,799
Cash and cash equivalents, beginning    1,813,653    4,606,799            -
                                       ----------   ----------   ----------
Cash and cash equivalents, ending     $   529,400  $ 1,813,653  $ 4,606,799
                                       ==========   ==========   ==========
                               (continued)
                                 - F-31 -
                    Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF CASH FLOWS - CONTINUED

             Years or periods ended March 31, 1996, 1995 and 1994

                                                  Series 18
                                ---------------------------------------------
                                                                 Period
                                                             June 17, 1993
                                                                (date of
                                                               inception)
                                    Year ended   Year ended     through
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships              $         -   $        -   $5,208,089
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and decreased its
    capital contribution obligation in
    operating limited partnerships for
    low income tax credits not
    generated                         $     6,349   $        -   $        -
                                       ==========    =========    =========

  The partnership has recorded capital
    contributions (syndication proceeds)
    being held and subsequently
    released by the escrow agent      $ 1,067,200   $        -   $        -
                                       ==========    =========    =========

  The partnership has decreased its
    investment in operating limited
    partnerships for syndication costs
    from operating limited
    partnerships                      $         -   $   56,651   $        -
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and increased its capital
    contribution obligation in operating
    limited partnerships for low income
    tax credits generated             $         -   $        -  $         -
                                       ==========    =========   ==========

  The partnership has decreased its invest-
    ments in operating limited partnerships
    for unpaid capital contributions due to
    the operating limited partnership dis-
    posed of during the year          $         -   $        -  $         -
                                       ==========    =========   ==========

                               (continued)
                                 - F-32 -
                  Boston Capital Tax Credit Fund III L.P.
                   STATEMENTS OF CASH FLOWS - CONTINUED
            Years or periods ended March 31, 1996, 1995 and 1994
                                                  Series 19
                                ---------------------------------------------
                                                                 Period
                                                            October 8, 1993
                                                                (date of
                                                               inception)
                                    Year ended   Year ended     through
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------
Cash flows from operating activities
  Net income (loss)                 $  (1,969,550) $(1,208,253) $    29,912
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
    Share of losses from operating
      limited partnerships              1,858,752    1,115,590        3,858
    Distributions received from operating
      limited partnerships                      -            -            -
    Amortization                           50,726       27,291        5,350
    Organization costs                          -      (12,791)    (170,467)
    Changes in assets and liabilities
      Prepaid expenses                          -            -            -
      Other assets                       (190,079)    (635,836)     (12,392)
      Accounts payable and accrued expenses 4,501       (2,937)       2,937
      Accounts payable - affiliates       283,177      199,620            -
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          operating activities             37,527     (517,316)    (140,802)
                                       ----------   ----------   ----------
Cash flows from investing activities
  Acquisition costs paid for operating
    limited partnerships                        -     (345,012)  (4,054,402)
  Capital contributions paid to operating
    limited partnerships               (4,681,675)  (9,449,679)  (6,569,050)
  Deposits for purchases of operating
    limited partnerships                        -            -   (1,288,000)
  (Advances)/repayments (to)/from
    operating limited partnerships      1,175,450     (881,330)  (2,392,990)
  Purchase of investments (net of proceeds
    from sale of investments)           3,077,671    7,070,629  (13,537,295)
                                       ----------   ----------   ----------
        Net cash used in investing
          activities                     (428,554)  (3,605,392) (27,841,737)
                                       ----------   ----------   ----------
Cash flows from financing activities
  Capital contributions received                -            -   40,800,000
  Selling commissions and registration
    costs (paid) reimbursed                     -       (8,801)  (5,743,801)
                                       ----------   ----------   ----------
        Net cash provided by (used in)
          financing activities                  -       (8,801)  35,056,199
                                       ----------   ----------   ----------
        NET INCREASE (DECREASE) IN
          CASH AND CASH EQUIVALENTS      (391,027)  (4,131,509)   7,073,660
Cash and cash equivalents, beginning    2,942,151    7,073,660            -
                                       ----------   ----------   ----------
Cash and cash equivalents, ending     $ 2,551,124  $ 2,942,151  $ 7,073,660
                                       ==========   ==========   ==========
                               (continued)
                                 - F-33 -
                    Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF CASH FLOWS - CONTINUED

             Years or periods ended March 31, 1996, 1995 and 1994

                                                  Series 19
                                 --------------------------------------------
                                                                 Period
                                                            October 8, 1993
                                                                (date of
                                                               inception)
                                    Year ended   Year ended     through
                                  March 31, 1996March 31, 1995March 31, 1994
                                  ------------------------------------------

Supplemental schedule of noncash
investing and financing activities

  The partnership has increased its
    investments in operating limited
    partnerships for unpaid capital
    contributions due to the operating
    limited partnerships              $    88,646   $        -  $10,115,998
                                       ==========    =========   ==========

  The partnership has adjusted its
    investment and decreased its
    capital contribution obligation in
    operating limited partnerships for
    low income tax credits not
    generated                         $   322,993   $        -  $         -
                                       ==========    =========   ==========

  The partnership has recorded capital
    contributions (syndication proceeds)
    being held and subsequently
    released by the escrow agent      $ 1,120,369   $        -  $         -
                                       ==========    =========   ==========

  The partnership has decreased its
    investment in operating limited
    partnerships for syndication costs
    from operating limited
    partnerships                      $         -   $        -    $        -
                                       ==========    =========    =========

  The partnership has adjusted its
    investment and increased its capital
    contribution obligation in operating
    limited partnerships for low income
    tax credits generated             $         -   $        -  $         -
                                       ==========    =========   ==========

  The partnership has decreased its invest-
    ments in operating limited partnerships
    for unpaid capital contributions due to
    the operating limited partnership dis-
    posed of during the year          $ 2,424,400   $        -  $         -
                                       ==========    =========   ==========

                    See notes to financial statements
                                 - F-34 -
                  Boston Capital Tax Credit Fund III L.P.

                        NOTES TO FINANCIAL STATEMENTS

              Years or periods ended March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Boston Capital Tax Credit Fund III L.P. (the "fund") was formed under the laws of the State of Delaware on September 19, 1991, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated apartment com-plexes, which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the fund is Boston Capital Associates III L.P. and the limited partner is BCTC III Assignor Corp. (the assignor limited partner).

 Pursuant to the Securities Act of 1933, the fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992, which covered the offering (the "Public Offering") of the fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The fund originally registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series. An additional 2,000,000 BACS at $10 per BAC were registered for sale to the public in one or more series on September 4, 1994. BACs sold in bulk were offered to investors at a reduced cost per BAC.

 The BACs issued and outstanding in each series at March 31, 1996 and 1995 are as follows:

                                            1996 and 1995
                                            ------------

                  Series 15                       3,870,500
                  Series 16                       5,429,402
                  Series 17                       5,000,000
                  Series 18                       3,616,200
                  Series 19                       4,080,000
                                                 ----------

                                                 21,996,102
                                                 ==========

 In accordance with the limited partnership agreements, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

 Investments in Operating Limited Partnerships
 ---------------------------------------------
 The fund accounts for its investments in operating limited partnerships using the equity method, whereby the fund adjusts its investment cost for its share of each operating limited partnership's results of operations

                             - F-35 -
                 Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

           Years or periods ended March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

 Investments in Operating Limited Partnerships (Continued)
 ---------------------------------------------
 and for any distributions received or accrued. However, the partnership recognizes individual operating partnership's losses only to the extent of capital contributions and acquisition expenses. Unrecognized losses are suspended and offset against future individual operating partnership's income. During the years ended March 31, 1996, 1995 and 1994, the fund acquired interests in operating limited partnerships as follows:


                           1996           1995           1994
                           ----           ----           ----

    Series 15                    -              9               2
    Series 16                    1              7              26
    Series 17                    1             13              33
    Series 18                    -             17              17
    Series 19                    1             11              14
                                 -             --              --
                                 3             57              92
                                 =             ==              ==

 Organization Costs
 ------------------
 Initial organization and offering expenses, common to all series, are allocated on a percentage of equity raised to each series.

 Organization costs are being amortized on the straight-line method over sixty months. Accumulated amortization as of March 31, 1996 and 1995 is as follows:
                                           1996            1995
                                           ----            ----

    Series 15                            $140,845        $114,614
    Series 16                             138,648          94,018
    Series 17                             115,625          75,896
    Series 18                              70,016          39,261
    Series 19                              70,254          32,641

                                          -------         -------

                                         $535,388        $356,430
                                          =======         =======

 Deferred Acquisition Costs
 --------------------------
 Acquisition costs were deferred until March 31, 1995. As of April 1, 1995, the partnership reallocated certain acquisition costs, common to all Series, based on a percentage of equity raised to each Series. Acquisition costs are being amortized on the straight-line method starting April 1, 1995, over 27.5 years (330 months).


                             - F-36 -
               Boston Capital Tax Credit Fund III L.P.

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

 Accumulated amortization as of March 31, 1996 is as follows:


                                                1996
                                              --------

       Series 15                               $10,612
       Series 16                                16,902
       Series 17                                15,679
       Series 18                                11,543
       Series 19                                13,113
                                                ------
                                               $67,849
                                                ======

 Selling Commissions and Registration Costs
 ------------------------------------------

 Selling commissions paid in connection with the public offering are charged against the assignees' capital upon admission of investors as assignees. Registration costs associated with the public offering are charged against assignees' capital as incurred.

 Income Taxes
 ------------

 No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

 Cash Equivalents
 ----------------

 Cash equivalents include repurchase agreements tax exempt sweep accounts having original maturities at date of acquisition of three months or less. The carrying value approximates fair value because of the short maturity of these instruments.

 Fiscal Year
 -----------

 For financial reporting purposes, the fund uses a March 31 year end, whereas for income tax reporting purposes, the fund uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.





                             - F-37 -
                 Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

            Years or periods ended March 31, 1996, 1995 and 1994

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Net income (loss) per Beneficial Assignee Certificate
- -----------------------------------------------------

 Net income (loss) per beneficial assignee partnership unit is calculated based upon the weighted average number of units outstanding during the year or period. The weighted average in each series at March 31, 1996, 1995 and 1994 are as follows:
                                 1996 and 1995    1994
                                 -------------    ----

    Series 15                         3,870,500    3,870,500
    Series 16                         5,429,402    5,429,402
    Series 17                         5,000,000    4,509,296
    Series 18                         3,616,200    1,266,940
    Series 19                         4,080,000    1,586,257
                                     ----------   ----------

                                     21,996,102   16,662,395
                                     ==========   ==========
 Investments
 -----------

 Investments held to maturity are being carried at amortized cost and investments available-for-sale are being carried at fair market value.

 Use of Estimates
 ----------------

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Recent Accounting Statements Not Yet Adopted
 --------------------------------------------

 In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, with earlier application permitted.
 SFAS No. 121 addresses the accounting for long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Fund will adopt SFAS No. 121 on April 1, 1996, as required. Adopting SFAS No. 121 is not expected to have a significant effect on the Fund's financial statements.

                             - F-38 -
             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994

NOTE B - INVESTMENTS AVAILABLE FOR SALE
 At March 31, 1996, the amortized cost and fair market value of investments are as follows:
                                         Gross     Gross     Fair
                            Amortized unrealized unrealized market
                               costs    gains      losses   value
                              -----     -----      ------   -----
  Tax exempt municipal
    bonds                $5,129,837   $14,224    $(2,294) $5,141,767
                          =========    ======     ======   =========
 The amortized cost and approximate market value of investments by maturity at March 31, 1996 is shown below.
                                                           Approximate
                                              Amortized      market
                                               costs         value
                                               -----         -----
  Due in one year or less                   $4,356,502    $4,367,751
  Due after one year through five years        773,335       774,016
                                             ---------     ---------
                                            $5,129,837    $5,141,767
                                             =========     =========
 Proceeds from sales and maturities of investments during the year ended March 31, 1996 was $6,065,995 resulting in a realized loss of $11,026 included in interest income.

 In selecting investments to purchase and sell the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ended March 31, 1996 ranged from 4% to 9%.

 At March 31, 1995, the amortized cost and fair market value of investments are as follows:
                                        Gross       Gross     Fair
                            Amortized unrealized  unrealized  market
                              costs     gains       losses    value
                              -----     -----      ------     -----
  Tax exempt municipal
    bonds               $14,177,653    $21,539   $(124,230) $14,074,962
  Other                     711,801          -           -      711,801
                         ----------     ------    --------   ----------
                        $14,889,454    $21,539   $(124,230) $14,786,763
                         ==========     ======    ========   ==========

 The amortized cost and approximate market value of investments by maturity
 at March 31, 1995 is shown below.                         Approximate
                                              Amortized      market
                                               costs         value
                                               -----         -----
  Due in one year or less                    $9,770,601    $9,688,806
  Due after one year through five years       3,420,408     3,434,892
  Due after five years through ten years      1,543,445     1,512,715
  Due after ten years                           155,000       150,350
                                             ----------    ----------
                                            $14,889,454   $14,786,763
                                             ==========    ==========
                             - F-39 -
               Boston Capital Tax Credit Fund III L.P.

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

         Years or periods ended March 31, 1996, 1995 and 1994

NOTE B - INVESTMENTS AVAILABLE FOR SALE (Continued)

 Proceeds from sales and maturities of investments during the year ended March 31, 1995 were $12,410,910 resulting in a realized loss of $103,573 included in interest income.

 In selecting investments to purchase and sell the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ended March 31, 1995 ranged from 4% to 9%.

NOTE C - RELATED PARTY TRANSACTIONS

 During the years ended March 31, 1996, 1995 and 1994, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Communications Limited Partnership as follows:

 Boston Capital Communications Limited Partnership is entitled to an annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual fund fee charged to operations, net of reporting fees, during the years ended March 31, 1996, 1995 and 1994 by series, is as follows:
                                      1996         1995        1994
                                      ----         ----        ----
    Series 15                     $  499,184   $  470,726  $  447,458
    Series 16                        646,906      658,346     493,242
    Series 17                        506,412      509,015     266,313
    Series 18                        363,632      371,536      50,831
    Series 19                        383,177      403,871      70,923
                                   ---------    ---------   ---------
                                  $2,399,311   $2,413,494  $1,328,767
                                   =========    =========   =========

 Boston Capital Services, Inc. received dealer-manager fees for the marketing advice and investment banking services performed at the time of the fund's offering of BACs. The dealer-manager fees during the year ended March 31, 1994 for Boston Capital Services, Inc., included in partners' capital as selling commissions and registration costs, received by series is as follows:

                                      1994
                                      ----
    Series 15                     $        -
    Series 16                              -
    Series 17                        606,655
    Series 18                        637,865
    Series 19                        747,010
                                   ---------
                                  $1,991,530
                                   =========
                                - F-40 -
            Boston Capital Tax Credit Fund III L.P.

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

      Years or periods ended March 31, 1996, 1995 and 1994

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

 Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the fund's acquisition of interests in the operating limited partnerships, and is included in the investment in operating limited partnerships. The acquisition fees incurred to Boston Capital Partners, Inc. during the year ended March 31, 1994 by series is as follows:


                                      1994
                                      ----

    Series 15                     $        -
    Series 16                              -
    Series 17                      2,876,740
    Series 18                      3,073,770
    Series 19                      3,468,000
                                   ---------

                                  $9,418,510
                                   =========


 General and administrative expenses incurred by Boston Capital Partners, Inc. and Boston Capital Communications Limited Partnership during the years ended March 31, 1996, 1995 and 1994 charged to each series' operations are as follows:

                                      1996         1995        1994
                                      ----         ----        ----

    Series 15                       $ 26,729     $ 20,294    $ 26,839
    Series 16                         30,324       25,281      33,222
    Series 17                         29,426       23,579      30,274
    Series 18                         23,400       20,590      14,409
    Series 19                         30,652       22,659       9,457
                                     -------      -------     -------

                                    $140,531     $112,403    $114,201
                                     =======      =======     =======


 Accounts payable - affiliates at March 31, 1996 and 1995 represents general and administrative expenses, fund management fees, and commissions which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Communications Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.







                             - F-41 -





              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

        Years or periods ended March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

 At March 31, 1996, 1995 and 1994 the fund has limited partnership interests in operating limited partnerships which own or are constructing operating apartment complexes. During February, 1996, the partnership disposed of its limited partnership interest in one of the operating limited partnerships owned in Series 19. The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 1996, 1995 and 1994 by series are as follows:

                                      1996         1995        1994
                                      ----         ----        ----

    Series 15                           68           68           59
    Series 16                           65           64           57
    Series 17                           49           48           35
    Series 18                           34           34           17
    Series 19                           25           25           14
                                       ---          ---          ---

                                       241          239          182
                                       ===          ===          ===


 Under the terms of the fund's investment in each operating limited partnership, the fund is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations.

 The contributions payable to operating limited partnerships at March 31, 1996 and 1995 by series are as follows:


                                                    1996       1995
                                                    ----       ----

    Series 15                                 $   202,750  $ 1,480,039
    Series 16                                     900,481    3,573,072
    Series 17                                   2,312,721    4,581,453
    Series 18                                     861,315    7,453,173
    Series 19                                   5,262,617   13,723,409
                                               ----------   ----------

                                               $9,539,884  $30,811,146
                                               ==========   ==========







                             - F-42 -
              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

        Years or periods ended March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows:
                                           Total       Series 15   Series 16
                                          ---------    ---------   ---------
Capital contributions paid and to be paid
to operating limited partnerships,
net of tax credit adjusters             $159,865,851 $ 28,921,383 $40,237,199

Acquisition costs of operating limited
partnerships                              19,010,382    2,988,415   4,445,291

Syndication costs from operating
limited partnerships                         (56,632)           -           -

Cumulative cash flows from operating
limited partnerships                         (23,143)       (8,414)    (8,407)

Cumulative losses from operating
limited partnerships                     (31,537,445)  (10,183,314)(7,599,508)
                                         -----------   ----------- -----------

Investment per balance sheet             147,259,013    21,718,070 37,074,575

The fund has recorded capital contribu
tions to the operating limited partner
ships during the year ended March 31,
1996 which have not been included in
the partnership's capital account
included in the operating limited
partnerships' financial statements as
of December 31, 1995                     (11,853,350)   (1,259,391)  (656,367)

The fund has recorded a disposition of
an operating limited partnership which
was included in the operating limited
partnerships financial statements as
of December 31, 1995                       1,884,641             -          -

The fund has recorded acquisition costs
at March 31, 1996 which have not been
recorded in the net assets of the
operating limited partnerships.           (3,638,699)     (399,087)  (794,528)

Cumulative losses from operating
limited partnerships for the three
months ended March 31, 1996 which the
operating limited partnerships have not
included in their capital as of
December 31, 1995                          2,866,341       472,214    631,571





                              - F-43 -
                 Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED

          Years or periods ended March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                         Total        Series 15     Series 16
                                       ---------      ---------     ---------

Equity in loss of operating limited
partnerships not recognizable under
the equity method of accounting           (1,329)        (1,329)            -

The fund has recorded low income
housing tax credit adjusters not
recorded by operating limited
partnerships                             983,223        320,665       196,992


Other                                     (43,923)       30,765      (128,241)
                                         ---------    ---------    ----------

Equity per operating limited
partnerships' combined
financial statements                 $137,455,917   $20,881,907   $36,324,002
                                      ===========    ==========    ==========

































                              - F-44 -
              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The fund's investment in operating limited partnerships at March 31, 1996 is summarized as follows:
                                           Series 17    Series 18   Series 19
                                           ---------    ---------   ---------
Capital contributions paid and to be
paid to operating limited partnerships,
net of tax credit adjusters              $36,697,182  $26,411,471 $27,598,616

Acquisition costs of operating limited
partnerships                               4,564,867    3,587,532   3,424,277

Syndication costs from operating
limited partnerships                               -      (56,632)          -

Cumulative cash flows from operating
limited partnerships                          (3,864)      (2,458)          -

Cumulative losses from operating
limited partnerships                       (6,939,464) (3,836,959) (2,978,200)
                                           ----------  ----------  ----------

Investment per balance sheet              $34,318,721 $26,102,954 $28,044,693

The fund has recorded capital contribu-
tions to the operating limited partner
ships during the year ended March 31,
1996 which have not been included in
the partnership's capital account
included in the operating limited
partnerships' financial statements as
of December 31, 1995                       (3,020,091) (1,280,489) (5,637,012)

The fund has recorded a disposition of
an operating limited partnership which
was included in the operating limited
partnerships financial statements as
of December 31, 1995                                 -          -   1,884,641

The fund has recorded acquisition costs
at March 31, 1996 which have not been
recorded in the net assets of the
operating limited partnerships.
                                             (1,566,291) (399,578)   (479,215)
Cumulative losses from operating
limited partnerships for the three
months ended March 31, 1996 which the
operating limited partnerships have not
included in their capital as of
December 31, 1995                               752,440   617,653     392,463

Equity in loss of operating limited
partnerships not recognizable under
the equity method of accounting                       -         -           -

                             - F-45 -
               Boston Capital Tax Credit Fund III L.P.

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                           Series 17    Series 18   Series 19
                                           ---------    ---------   ---------
The fund has recorded low income
housing tax credit adjusters not
recorded by operating limited
partnerships
                                             177,979       78,887     208,700

Other                                       (116,649)      67,402     102,800
                                          ----------   ----------  ----------
Equity per operating limited part-
nerships' combined financial statements  $30,546,109  $25,186,829 $24,517,070
                                          ==========   ==========  ==========







































                             - F-46 -
            Boston Capital Tax Credit Fund III L.P.

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)
 The fund's investment in operating limited partnerships at March 31, 1995 is summarized as follows:
                                          Total      Series 15    Series 16
                                        ---------    ---------    ---------
Capital contributions paid and to be
paid to operating limited partnerships,
net of tax credit adjusters             $161,015,390  $28,929,799 $40,112,066

Acquisition costs of operating limited
partnerships                             19,186,627    2,988,415    4,445,291

Syndication costs from operating
limited partnerships                         (56,632)           -          -

Cumulative cash flows from operating
limited partnerships                         (4,731)      (2,077)     (1,046)

Cumulative losses from operating
limited partnerships                    (17,101,949)  (6,981,646) (3,820,992)
                                        -----------   ----------  ----------
Investment per balance sheet            163,038,705   24,934,491   40,735,319

The fund has recorded capital contribu
tions to the operating limited partner
ships during the year ended March 31,
1995 which have not been included in
the partnership's capital account
included in the operating limited
partnerships' financial statements as
of December 31, 1994                    (37,789,231)  (2,857,391)(5,240,945)

The fund has recorded acquisition costs
at March 31, 1995 which have not been
recorded in the net assets of the
operating limited partnerships.          (3,378,947)    (399,087)  (838,498)

Cumulative losses from operating
limited partnerships for the three
months ended March 31, 1995 which
the operating limited partnerships
have not included in their capital
as of December 31, 1994                   2,866,341      472,214    631,571

The fund has recorded low income
housing tax credit adjusters not
recorded by operating limited
partnerships                              1,269,607      350,370    224,890

Other                                      (113,619)      25,739    (87,908)
                                         ----------   ----------  ----------
Equity per operating limited part-
nerships' combined financial
statements                             $125,892,856  $22,526,336 $35,424,429
                                        ===========   ==========  ==========

                             - F-47 -
             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The fund's investment in operating limited partnerships at March 31, 1995 is summarized as follows:
                                           Series 17  Series 18    Series 19
                                           ---------  ---------    ---------
Capital contributions paid and to be
paid to operating limited partnerships,
net of tax credit adjusters             $35,247,916  $26,488,045 $30,237,564

Acquisition costs of operating limited
partnerships                              4,382,296    3,587,532   3,783,093

Syndication costs from operating
limited partnerships                              -      (56,632)          -

Cumulative cash flows from operating
limited partnerships                         (1,428)        (180)          -

Cumulative losses from operating
limited partnerships                     (3,794,576)  (1,385,287) (1,119,448)
                                         ----------  ----------  ----------
Investment per balance sheet             35,834,208   28,633,478  32,901,209

The fund has recorded capital contribu-
tions to the operating limited partner-
ships during the year ended March 31,
1995 which have not been included in
the partnership's capital account
included in the operating limited
partnerships' financial statements as
of December 31, 1994                     (7,504,004) (8,492,462)(13,694,429)

The fund has recorded acquisition costs
at March 31, 1995 which have not been
recorded in the net assets of the
operating limited partnerships.          (1,393,014)   (387,564)   (360,784)

Cumulative losses from operating
limited partnerships for the three
months ended March 31, 1995 which the
operating limited partnerships have not
included in their capital as of
December 31, 1994                           752,440     617,653     392,463

The fund has recorded low income
housing tax credit adjusters not
recorded by operating limited
partnerships                                559,921      88,614      45,812

Other                                       (34,969)        358     (16,839)
                                          ---------  ----------  ----------
Equity per operating limited part-
nerships' combined financial statements $28,214,582 $20,460,077 $19,267,432
                                         ==========  ==========  ==========

                             - F-48 -
            Boston Capital Tax Credit Fund III L.P.

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

      Years or periods ended March 31, 1996, 1995 and 1994





NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships as of December 31, 1995 are as follows:

          COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                           Total     Series 15  Series 16
                                         ---------   ---------  ---------

  ASSETS

  Buildings and improvements, net
    of accumulated depreciation    $539,103,162  $113,668,476  $126,199,103

  Construction in progress              193,990             -             -

  Land                               27,734,587     6,243,813     5,144,862

  Other assets                       28,033,356     5,795,086     6,985,673
                                    -----------   -----------   -----------

                                   $595,065,095  $125,707,375  $138,329,638
                                    ===========   ===========   ===========


  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES
    Mortgage and construction
      loans payable                $362,444,150  $ 86,436,656  $ 86,209,846

    Accounts payable and accrued
      expenses                        9,470,881     1,929,259     2,818,227

    Other liabilities                34,833,775     2,786,315     7,750,687
                                     ----------   -----------   -----------

                                    406,748,806    91,152,230    96,778,760
                                    -----------   -----------   -----------

  PARTNERS' CAPITAL
    Boston Capital Tax Credit
      Fund III L.P.                 137,455,917    20,881,907    36,324,002
    Other partners                   50,860,372    13,673,238     5,226,876
                                     ----------   ------------   ----------
                                    188,316,289    34,555,145    41,550,878
                                    -----------   ------------   ----------

                                   $595,065,095  $125,707,375  $138,329,638
                                    ===========   ===========   ===========

                             - F-49 -
               Boston Capital Tax Credit Fund III L.P.

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

         Years or periods ended March 31, 1996, 1995 and 1994





NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships as of December 31, 1995 are as follows:

                COMBINED SUMMARIZED BALANCE SHEETS

                                         Series 17   Series 18  Series 19
                                         ---------   ---------  ---------

  ASSETS

  Buildings and improvements, net
    of accumulated depreciation       $133,490,551 $74,873,256 $ 90,871,776

  Construction in progress                       -           -      193,990

  Land                                   7,474,365   3,357,967    5,513,580

  Other assets                           6,904,773   4,186,182    4,161,642
                                       -----------  ----------  -----------

                                      $147,869,689 $82,417,405 $100,740,988
                                       ===========  ==========  ===========
  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES
    Mortgage and construction
      loans payable                   $ 86,012,478 $47,975,446 $ 55,809,724

    Accounts payable and accrued
      expenses                           1,989,866   1,068,333    1,665,196

    Other liabilities                   10,409,918   3,994,355    9,892,500
                                       -----------  ----------   ----------

                                        98,412,262  53,038,134   67,367,420
                                       -----------  ----------   ----------
  PARTNERS' CAPITAL
    Boston Capital Tax Credit
      Fund III L.P.                     30,546,109  25,186,829   24,517,070
    Other partners                      18,911,318   4,192,442    8,856,498
                                       -----------  ----------  -----------
                                        49,457,427  29,379,271   33,373,568
                                       -----------  ----------  -----------

                                      $147,869,689 $82,417,405 $100,740,988
                                       ===========  ==========  ===========




                             - F-50 -
             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

         Years or periods ended March 31, 1996, 1995 and 1994




NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships as of December 31, 1994 are as follows:

          COMBINED SUMMARIZED BALANCE SHEETS - CONTINUED

                                           Total      Series 15    Series 16
                                         ---------    ---------    ---------

  ASSETS

  Buildings and improvements, net
    of accumulated depreciation        $457,749,609 $110,717,252 $126,863,859

  Construction in progress               48,209,210    3,203,496          -

  Land                                   26,993,610    6,163,973    5,140,689

  Other assets                           25,719,231    5,654,575    6,605,279
                                        -----------  -----------  -----------

                                       $558,671,660 $125,739,296 $138,609,827
                                        ===========  ===========  ===========


  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES
    Mortgage and construction
      loans payable                    $331,606,237 $ 82,829,772 $ 84,564,854

    Accounts payable and accrued
      expenses                           10,302,194    1,092,277    2,022,579

    Other liabilities                    44,216,934    4,045,404   12,598,846
                                        -----------  -----------  -----------

                                        386,125,365   87,967,453   99,186,279
                                        -----------  -----------  -----------
  PARTNERS' CAPITAL
    Boston Capital Tax Credit
      Fund III L.P.                     125,892,856   22,526,336   35,424,429
    Other partners                       46,653,439   15,245,507    3,999,119
                                        -----------  -----------  -----------

                                        172,546,295   37,771,843   39,423,548
                                        -----------  -----------  -----------

                                       $558,671,660 $125,739,296 $138,609,827
                                        ===========  ===========  ===========


                             - F-51 -
              Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994



NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized balance sheets of the operating limited partnerships as of December 31, 1994 are as follows:

               COMBINED SUMMARIZED BALANCE SHEETS

                                          Series 17   Series 18   Series 19
                                          ---------   ---------   ---------
  ASSETS

  Buildings and improvements, net
    of accumulated depreciation        $117,365,307  $61,429,682  $41,373,509

  Construction in progress                7,114,467    9,667,792   28,223,455

  Land                                    7,210,866    3,354,148    5,123,934

  Other assets                            6,485,629    4,443,526    2,530,222
                                        -----------   ----------   ----------

                                       $138,176,269  $78,895,148  $77,251,120
                                        ===========   ==========   ==========


  LIABILITIES AND PARTNERS' CAPITAL

  LIABILITIES
    Mortgage and construction
      loans payable                    $ 79,210,868  $41,517,247  $43,483,496

    Accounts payable and accrued
      expenses                            2,910,630      598,956    3,677,752

    Other liabilities                    10,176,089   12,661,913    4,734,682
                                        -----------   ----------  -----------

                                         92,297,587   54,778,116   51,895,930
                                        -----------   ----------  -----------

  PARTNERS' CAPITAL
    Boston Capital Tax Credit
      Fund III L.P.                      28,214,582   20,460,077   19,267,432
    Other partners                       17,664,100    3,656,955    6,087,758
                                        -----------   ----------  -----------

                                         45,878,682   24,117,032   25,355,190
                                        -----------   ----------  -----------

                                       $138,176,269  $78,895,148  $77,251,120
                                        ===========   ==========   ==========



                             - F-52 -
             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

        Years or periods ended March 31, 1996, 1995 and 1994





NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized operating limited partnerships for the year ended December 31, 1995 are as follows:

     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED


                                            Total      Series 15   Series 16
                                         ---------     ---------   ---------

  Income
    Rental                              $48,007,916  $11,787,514  $11,522,708
    Interest and other                    2,994,488      424,833    1,198,885
                                         ----------   ----------   ----------
                                         51,002,404   12,212,347   12,721,593
                                         ----------   ----------   ----------
  Expenses
    Interest                             20,933,757    5,020,371    4,852,495
    Depreciation and amortization        20,645,596    5,007,542    5,024,457
    Taxes and insurance                   5,966,207    1,506,536    1,624,158
    Repairs and maintenance               5,958,052    1,383,389    1,535,410
    Operating expenses                   12,301,918    2,358,298    1,493,038
    Other expenses                        4,228,266    1,560,681    2,111,125
                                         ----------   ----------   ----------

                                         70,033,796   16,836,817   16,640,683
                                         ----------   ----------   ----------

          NET LOSS                     $(19,031,392) $(4,624,470) $(3,919,090)
                                         ==========   ==========   ==========


  Net loss allocated to Boston
    Capital Tax Credit Fund III L.P.*  $(15,325,298) $(3,202,997) $(3,778,516)
                                         ==========   ==========   ==========


  Net loss allocated to other partners  $(3,706,094) $(1,421,473)   $(140,574)
                                         ==========   ==========     ========

 * Amounts include $1,329 for series 15 of loss not recognized under the equity method of accounting as described in Note A.








                             - F-53 -
              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

         Years or periods ended March 31, 1996, 1995 and 1994





NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized operating limited partnerships for the year ended December 31, 1995 are as follows:

           COMBINED SUMMARIZED STATEMENTS OF OPERATIONS


                                         Series 17     Series 18   Series 19
                                         ---------     ---------   ---------

  Income
    Rental                              $12,671,492  $ 5,411,512  $ 6,614,690
    Interest and other                      773,346      336,942      260,482
                                         ----------   ----------   ----------
                                         13,444,838    5,748,454    6,875,172
                                         ----------   ----------   ----------
  Expenses
    Interest                              5,497,670    2,297,759    3,265,462
    Depreciation and amortization         5,064,624    2,889,611    2,659,362
    Taxes and insurance                   1,406,849      645,800      782,864
    Repairs and maintenance               1,560,858      788,461      689,934
    Operating expenses                    4,148,029    1,801,704    2,500,849
    Other expenses                          261,102      213,680       81,678
                                         ----------   ----------   ----------
                                         17,939,132    8,637,015    9,980,149
                                         ----------   ----------   ----------

          NET LOSS                      $(4,494,294) $(2,888,561) $(3,104,977)
                                         ==========   ==========   ==========


  Net loss allocated to Boston
    Capital Tax Credit Fund III L.P.*   $(3,144,888) $(2,451,672) $(2,747,225)
                                         ==========   ==========   ==========


  Net loss allocated to other partners  $(1,349,406) $  (436,889) $  (357,752)
                                         ==========   ==========   ==========







* Amounts include $1,329 for Series 15 of loss not recognized under the equity method of accounting as described in Note A.




                             - F-54 -
              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

          Years or periods ended March 31, 1996, 1995 and 1994





NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized operating limited partnerships for the year ended December 31, 1994 are as follows:

     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED


                                           Total      Series 15   Series 16
                                         ---------    ---------   ---------

  Income
    Rental                             $ 30,951,071  $11,974,323  $ 8,308,518
    Interest and other                    1,930,413      287,264      995,495
                                        -----------   ----------   ----------

                                         32,881,484   12,261,587    9,304,013
                                        -----------   ----------   ----------
  Expenses
    Interest                             15,064,290    6,012,957    3,779,853
    Depreciation and amortization        13,356,704    4,843,518    3,700,167
    Taxes and insurance                   3,293,612    1,273,505      975,575
    Repairs and maintenance               3,251,670    1,152,959      863,610
    Operating expenses                    9,336,088    3,168,680    2,375,337
    Other expenses                          455,380       80,575      179,888
                                        -----------   ----------   ----------

                                         44,757,744   16,532,194   11,874,430
                                        -----------   ----------   ----------

          NET LOSS                     $(11,876,260) $(4,270,607) $(2,570,417)
                                        ===========   ==========   ==========


  Net loss allocated to Boston
    Capital Tax Credit Fund III L.P.    $(9,146,655) $(2,948,034) $(2,497,346)
                                         ==========   ==========   ==========


  Net loss allocated to other partners  $(2,729,605) $(1,322,573) $   (73,071)
                                         ==========   ==========   ==========






                             - F-55 -
              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

        Years or periods ended March 31, 1996, 1995 and 1994





NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

 The combined summarized operating limited partnerships for the year ended 1994 are as follows:

     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS - CONTINUED


                                       Series 17    Series 18    Series 19
                                       ---------    ---------    ---------

  Income
    Rental                            $ 7,869,171   $1,983,004  $  816,055
    Interest and other                    359,633      171,283     116,738
                                       ----------    ---------   ---------

                                        8,228,804    2,154,287     932,793
                                       ----------    ---------   ---------
  Expenses
    Interest                            3,808,514      852,584     610,382
    Depreciation and amortization       3,499,006      882,359     431,654
    Taxes and insurance                   757,837      177,626     109,069
    Repairs and maintenance               903,246      257,611      74,244
    Operating expenses                  2,621,580      717,849     452,642
    Other expenses                        137,107       42,260      15,550
                                       ----------    ---------   ---------

                                       11,727,290    2,930,289   1,693,541
                                       ----------    ---------   ---------

          NET LOSS                    $(3,498,486)  $ (776,002) $ (760,748)
                                       ==========    =========   =========


  Net loss allocated to Boston
    Capital Tax Credit Fund III L.P.  $(2,259,051)  $ (719,097) $ (723,127)
                                       ==========    =========   =========



  Net loss allocated to other partners$(1,239,435)  $  (56,905) $  (37,621)
                                       ==========    =========   =========


                             - F-56 -
              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

      Years or periods ended March 31, 1996, 1995 and 1994

NOTE E - NOTES RECEIVABLE

 Notes receivable at March 31, 1996 and 1995 consist of advance installments of capital contributions to operating limited partnerships. The notes at March 31, 1996 and 1995 are comprised of noninterest bearing and interest bearing notes with rates ranging from 3.66% to prime plus 1% to 3%. Prime was 8.25% and 9% as of March 31, 1996 and 1995, respectively. The notes receivable will be converted to capital and are deemed to be short term in nature. Therefore, the carrying value of the notes receivable is deemed to approximate fair value. The notes at March 31, 1996 and 1995 by series are as follows:

                                          1996          1995
                                       -----------   ----------

       Series 15                       $  185,000    $  218,750
       Series 16                          483,464       705,464
       Series 17                        1,658,475     2,317,005
       Series 18                          536,351       781,084
       Series 19                        2,098,870     3,274,320
                                        ---------     ---------

                                       $4,962,160    $7,296,623
                                        =========     =========


NOTE F - OTHER ASSETS

 Other assets include cash held by an escrow agent at March 31, 1996 and 1995. The cash held for the series at March 31, 1996 and 1995 represents capital contributions to be released to the operating limited partnerships when certain criteria are met. The escrows held at March 31, 1996 and 1995 by series are as follows:

                                              1996           1995
                                              ----           ----

       Series 15                           $  242,579    $  304,712
       Series 16                                    -        86,655
       Series 17                               38,229       523,627
       Series 18                                    -     1,067,200
       Series 19                                    -     1,120,369
                                            ---------     ---------

                                           $  280,808    $3,102,563
                                            =========     =========
                             - F-57 -
            Boston Capital Tax Credit Fund III L.P.

             STATEMENTS OF OPERATIONS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994


NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN

 For income tax purposes, the fund reports using a December 31 year end.
 The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:

                                           Total     Series 15    Series 16
                                         ---------   ---------    ---------

  Net loss for
    financial reporting purposes     $(16,714,311) $(3,638,790) $(4,509,607)

  Operating limited partnership
    rents received in advance              (3,339)      (3,001)      (6,561)

  Fund management fees not
    deducted for tax purposes            2,583,102      491,926      697,451


  Other                                   814,029      258,965      141,622

  Operating limited partnership losses
    not recognized for financial
    reporting purposes under equity method
    of accounting                          (1,329)      (1,329)           -

  Excess of tax depreciation
    over book depreciation on
    operating limited
    partnership assets                 (1,969,304)    (290,445)    (373,507)

  Difference due to fiscal
    year for book purposes
    and calendar year for
    tax purposes                          241,178       30,558      880,443
                                      -----------   ----------   ----------
  Loss for tax return
    purposes, December 31, 1995      $(15,049,974) $(3,152,116) $(3,170,159)
                                      ===========   ==========   ==========












                             - F-58 -
               Boston Capital Tax Credit Fund III L.P.

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

         Years or periods ended March 31, 1996, 1995 and 1994






NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN

 For income tax purposes, the fund reports using a December 31 year end.
 The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:

                                         Series 17   Series 18     Series 19
                                         ---------   ---------     ---------

  Net loss for
    financial reporting  purposes      $(3,771,430)  $(2,824,934) $(1,969,550)

  Operating limited partnership
    rents received in advance                 (739)        5,087        1,875

  Fund management fees not
    deducted for tax purposes              554,890       399,698      439,137

  Other                                    394,590       228,046     (209,194)

  Operating limited partnership losses
    not recognized for financial
    reporting purposes under equity method
    of accounting                                -             -            -

  Excess of tax depreciation
    over book depreciation on
    operating limited
    partnership assets                    (628,554)      (288,111)   (388,687)

  Difference due to fiscal
    year for book purposes
    and calendar year for
    tax purposes                           133,714        87,287     (890,824)
                                        ----------    ----------   ----------

  Loss for tax return
    purposes, December 31, 1995        $(3,317,529)  $(2,392,927) $(3,017,243)
                                        ==========    ==========   ==========







                             - F-59 -
                Boston Capital Tax Credit Fund III L.P.

                 STATEMENTS OF OPERATIONS - CONTINUED

        Years or periods ended March 31, 1996, 1995 and 1994





NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN

 For income tax purposes, the fund reports using a December 31 year end.
 The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:

                                           Total      Series 15    Series 16
                                         ---------    ---------    ---------

  Net loss for
    financial reporting  purposes     $(12,333,231) $(3,512,414)  $(3,306,762)

  Operating limited partnership
    rents received in advance                1,621            -             -

  Fund management fees not
    deducted for tax purposes            1,280,172      466,112       431,356

  Other                                    739,074      315,341      (143,523)

  Excess of tax depreciation
    over book depreciation on
    operating limited
    partnership assets                  (1,045,521)    (261,228)     (352,964)

  Difference due to fiscal
    year for book purposes
    and calendar year for
    tax purposes                         1,867,736       63,560       280,080
                                       -----------   ----------    ----------
  Loss for tax return
    purposes, December 31, 1994       $ (9,490,149) $(2,928,629)  $(3,091,813)
                                       ===========   ==========    ==========



















                             - F-60 -
            Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994



NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN

 For income tax purposes, the fund reports using a December 31 year end.
 The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1995 are reconciled as follows:

                                         Series 17   Series 18     Series 19
                                         ---------   ---------     ---------

  Net loss for
    financial reporting  purposes      $(3,041,575) $(1,264,227)  $(1,208,253)

  Operating limited partnership
    rents received in advance                    -        1,621             -

  Fund management fees not
    deducted for tax purposes              237,504       73,358        71,842

  Other                                    293,359      (76,893)      350,790

  Excess of tax depreciation
    over book depreciation on
    operating limited
    partnership assets                    (241,803)    (113,528)      (75,998)

  Difference due to fiscal
    year for book purposes
    and calendar year for
    tax purposes                           556,017      575,411       392,668
                                        ----------   ----------    ----------
  Loss for tax return
    purposes, December 31, 1994        $(2,196,498) $  (804,258)  $  (468,951)
                                        ==========   ==========    ==========



















                             - F-61 -
          Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF OPERATIONS - CONTINUED

      Years or periods ended March 31, 1996, 1995 and 1994




NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN

 The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                      Total      Series 15    Series 16
                                    ---------    ---------    ---------

  Investments in operating
    limited partnership -
    per tax return, December 31,
    1995                         $144,310,058   $22,108,209  $35,452,741

  Operating limited partnership
    acquired for the three months
    end March 31, 1996                      -             -            -

  Estimated share of loss for
    the three months ended
    March 31, 1996                 (2,866,341)     (472,214)    (631,571)

  Add back operating limited
  partnership losses not recognized
    for financial reporting
    purposes                            1,329         1,329            -

  Historic tax credits              5,333,539     1,852,569            -

  Other                               480,428    (1,771,823)   2,253,405
                                  -----------    ----------   ----------
  Investment in operating
    limited partnerships -
    as reported                  $147,259,013   $21,718,070  $37,074,575
                                  ===========    ==========   ==========
















                             - F-62 -
            Boston Capital Tax Credit Fund III L.P.

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

       Years or periods ended March 31, 1996, 1995 and 1994




NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

 The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                        Series 17  Series 18  Series 19
                                        ---------  --------- ----------

  Investments in operating
    limited partnership -
    per tax return, December 31,
    1995                           $32,438,357   $24,424,457  $29,886,294

  Operating limited partnership
    acquired for the three months
    end March 31, 1996                       -             -            -

  Estimated share of loss for
    the three months ended
    March 31, 1996                    (752,440)     (617,653)    (392,463)

  Add back operating limited
  partnership losses not recognized
    for financial reporting
    purposes under the equity method         -             -            -

  Historic tax credits               1,100,310     2,062,333      318,327

  Other                              1,532,494       233,817   (1,767,465)
                                     ----------   ----------  -----------
  Investment in operating
    limited partnerships -
    as reported                     $34,318,721  $26,102,954  $28,044,693
                                     ==========   ==========   ==========














                             - F-63 -
              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

          Years or periods ended March 31, 1996, 1995 and 1994




NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

 The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1995, the differences are as follows:

                                     Total    Series 15    Series 16
                                   ---------  ---------    ---------

  Investments in operating
    limited partnership -
    per tax return,
    December 31, 1994           $160,325,457  $25,051,267  $38,688,326


  Operating limited partnership
    acquired for the three months
    end March 31, 1995             1,535,060      397,101            -

  Estimated share of loss for
    the three months ended
    March 31, 1995                (2,866,341)    (472,214)    (631,571)

  Historic tax credits             4,708,998            -    1,852,569

  Other                             (664,469)     (41,663)     825,995
                                 -----------   ----------   ----------
  Investment in operating
    limited partnerships -
    as reported                 $163,038,705  $24,934,491  $40,735,319
                                 ===========   ==========   ==========



















                             - F-64 -
               Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

         Years or periods ended March 31, 1996, 1995 and 1994




NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS) TO TAX RETURN
         (Continued)

 The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1995, the differences are as follows:

                                   Series 17   Series 18    Series 19
                                   ---------   ---------    ---------

  Investments in operating
    limited partnership -
    per tax return,
    December 31, 1994            $35,756,328  $27,533,094  $33,296,442

  Operating limited partnership
    acquired for the three months
    end March 31, 1995               638,855            -      499,104

  Estimated share of loss for
    the three months ended
    March 31, 1995                   (752,440)   (617,653)    (392,463)

  Historic tax credits               890,336    1,647,766      318,327

  Other                              (698,871)     70,271     (820,201)
                                  ----------   ----------  -----------
  Investment in operating
    limited partnerships -
    as reported                  $35,834,208  $28,633,478  $32,901,209
                                  ==========   ==========  ===========

















                             - F-65 -
              Boston Capital Tax Credit Fund III L.P.

             NOTES TO FINANCIAL STATEMENTS - CONTINUED

        Years or periods ended March 31, 1996, 1995 and 1994








NOTE H - CONCENTRATION OF CREDIT RISK

 The partnership maintains its cash balances at a number of banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 at each bank. The balances in and between banks fluctuates daily. The amount of deposits, as well as the institutions that they are deposited in, are continuously monitored by the general partner. As of March 31, 1996, the uninsured portion of the cash balances on deposit was $93,973.

NOTE I - CASH EQUIVALENTS

 Cash equivalents of $0 and $8,000,000 as of March 31, 1996 and 1995, respectively, include tax exempt sweep accounts with interest at rates ranging from 2.25% to 5.3% per annum. In addition, on March 31, 1996 and 1995, Boston Capital Tax Credit Fund III L.P. purchased $4,000,000 and $8,000,000 of U.S. Government Securities under agreements to resell on April 1, 1996 and 1995, respectively. Interest is earned at rates ranging from 2.15% to 3.5% per annum.































                             - F-66 -

                     BOSTON CAPITAL TAX CREDIT FUND III L.P.
              SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                              AS OF March 31, 1996

                                                              Amount at
                                                              which each
                                                              Portfolio of
                                                              equity secur-
                                                              ity and each
                                               Market Value   other security
Name of issuer  Number of shares               of each issue  issue is carried
and title of    or units, principal  Cost of   at balance     on the balance
each issue      amount of bonds     each issue sheet date     sheet
- -------------   ------------------  ---------- -------------  ----------------

Armstrong Cnty
PA MBIA Regd
UT BQ Prerefd       200,000          $104.443  $  208,886      $  208,886

Baltimore MD
Rev RFDG Balt
City Pkg Sys
FACS-A FGIC Regd
B/E Prerefd         200,000          $104.961     209,922         209,922

Brockton MA Area
Tran Auth Rev
Antic NTS REGD
B/E N/C             500,000          $ 99.982     499,910         499,910

Clark Cnty NV
Santn Dist MBIA
Regd U/T Prerefd    400,000          $102.928     411,712         411,712

Dade Cnty FL
Pub Impt Ser CC
Regd U/T            300,000          $103.136     309,408         309,408

Illinois ST
Sales Tax Rev Ser
U Regd B/E N/C      500,000          $100.107     500,535         500,535

Maine MUN BD BK
Ser a Regd B/E
N/C                 500,000          $102.186     510,930         510,930

Millcreek TWP PA
WTR Auth GTD WTR
Rev FGIC Regd BQ
N/C                 355,000          $100.059     355,209         355,209



                                    -F-67-
                     BOSTON CAPITAL TAX CREDIT FUND III L.P.
              SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                              AS OF March 31, 1996


                                                              Amount at
                                                              which each
                                                              Portfolio of
                                                              equity secur-
                                                              ity and each
                                               Market Value   other security
Name of issuer  Number of shares               of each issue  issue is carried
and title of    or units, principal  Cost of   at balance     on the balance
each issue      amount of bonds     each issue sheet date     sheet
- -------------   ------------------  ---------- -------------  ----------------

Pennsylvania ST
Higher EDL Facs
Auth Rev
Susquehanna Univ
Regd AMBAC N/C      250,000          $102.624  $  256,560      $  256,560


Pittsfield MA
Regd Prerefd        250,000          $104.157     260,392         260,392

Schenectady Cnty
NY Regd B/E UT N/C  425,000          $100.358     426,522         426,522

Washington DC Met
Area Tran Auth
Gross Rev RFDG Regd
FGIC B/E OID N/C    500,000          $100.289     501,445         501,445

Worcester MA Mun
Purp LN Ser C
MBIA Regd B/E
LT N/C              680,000          $101.52      690,336         690,336
                                                ---------       ---------

                                               $5,141,767      $5,141,767
                                                =========       =========











                                    -F-68-



                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                            Initial         capitalized     Gross amount at which
                         cost to company      costs**     carried at close of period
                         ---------------    -----------  -----------------------------
                                  Buildings                          Buildings                  Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-                   Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements      Total      ciation  Date    Date  Life
- ------------------------------------------------------------------------------------------------------------------------------
April
Gardens   1,476,547     50,000    1,773,331           0     50,000    1,773,331    1,823,331     196,282   5/93   9/92  5-27.5

Arkansas
City        834,392     15,870    1,016,757           0     15,870    1,016,757    1,032,627      47,310  12/94   9/94  5-25

Autumnwood
LP        1,361,324     50,000    1,669,609           0     50,000    1,669,609    1,719,609     193,717   1/93   8/92  5-27.5

Barton
Village     513,541     47,898      683,991           0     47,898      683,991      731,889      79,136   3/93  10/92  5-27.5

Beckwood
Manor
Eight     1,227,025     60,000    1,498,746           0     58,000    1,498,746    1,556,746      44,647   8/95   8/94  5-27.5

Bergen
Meadows   1,027,491     42,000    1,256,858       8,828     42,000    1,265,686    1,307,686     191,958   7/92   7/92  7-27.5

Bridlewood
LP          796,549     42,000      211,635     781,185     42,000      992,820    1,034,820      26,945   1/95   1/94  5-27.5

Brunswick
LP          833,058     69,000      953,553         416     69,000      953,969    1,022,969     130,089   9/92   4/92  7-27.5

Buena Vista
Apts.     1,462,607     75,000    1,767,511           0     75,000    1,767,511    1,842,511     296,728   1/92   3/92  7-27.5

                                                           - F-69 -

                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**        carried at close of period
                          ---------------   -----------     -----------------------------
                                  Buildings                          Buildings                 Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-                  Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements       Total    ciation   Date    Date  Life
- ------------------------------------------------------------------------------------------------------------------------------
Calexico
Sr        1,933,565    213,000    2,047,255           0    213,000    2,047,255    2,260,255     161,608   9/92   9/92  7-27.5

California
Inv. VII  8,874,224    820,000    9,361,922  16,786,917    803,050   26,148,839   26,951,889   2,317,477  12/93  10/92  5-27.5

Chestnut
Hill        752,728     40,000      904,814       3,545     40,000      908,359      948,359      90,044   9/92   9/92  7-27.5

Coralville
Housing   2,649,097    258,000    4,683,541      29,262    258,000    4,712,803    4,970,803     737,719  10/92   3/92  7-27.5

Curwensville
Housing   1,224,140     31,338    1,435,553       1,137    125,042    1,436,690    1,561,732     105,251   7/93   9/92  5-27.5

Deerfield
Assoc.    1,237,021     65,400    1,495,473           0     65,400    1,495,473    1,560,873     211,863   6/92   4/92  7-27.5

East
Machias   1,046,574     77,963    1,478,171       1,729     77,963    1,479,900    1,557,863     116,055   1/93   9/92  10-40

East Park
Apts. I     504,552      2,000      980,413           0      2,000      980,413      982,413      66,529   1/94   6/94  5-27.5

Edgewood
Properties  792,628     36,000      967,796           0     36,000      967,796    1,003,796     126,384   8/92   6/92  7-27.5

Far View
Housing     927,287    100,000    1,066,418     (12,825)   119,500    1,053,593    1,173,093      91,327  11/92   6/92  10-40

                                                          - F-70 -

                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized       Gross amount at which
                         cost to company      costs**       carried at close of period
                         ---------------    -----------    -----------------------------
                                Buildings                            Buildings                  Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-                   Depre-   struct uired  ciation
Description  brances     Land   provements     ments         Land    provements      Total      ciation  Date   Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Graham
Housing   1,348,733     85,006    2,451,794           0     85,006    2,451,794    2,536,800      43,924   6/95  10/94  5-27.5

Grantsville
Assoc.    1,496,542     85,099    1,795,971           0     85,599    1,795,971    1,881,570     149,777   2/93   5/92  5-27.5

Greentree
Apts.       691,678     15,000    1,143,223           0     15,000    1,143,223    1,158,223     603,098  10/75   4/94  5-27.5

Greenwood
Village     680,335     20,123      893,915           0     20,123      893,915      914,038      99,902   5/93   8/92  5-27.5

Harrisonville
Prop. II    611,545     15,000      744,677         575     15,000      745,252      760,252     153,089  11/91   3/92  7-27.5

Headlton
Properties  709,514     15,000      868,469           0     15,000      868,469      883,469      28,274  12/94   8/94  5-27.5

Hearthside
II LDHA   1,965,350     95,000    2,967,134     (46,169)    95,000    2,920,965    3,015,965     355,030  11/92  04/92  7-27.5

Heron's
Landing   1,213,328    176,121    1,410,573           0    176,121    1,410,573    1,586,694     198,511  10/92  10/92  7-27.5

Hidden
Cove      2,970,654    707,848    4,334,916       2,786    707,848    4,337,702    5,045,550   1,164,917   8/88   2/94  5-27.5

Higgensville
Estates     631,156     40,000      738,056       1,622     40,000      739,678      779,678     162,776   3/91   3/92  7-27.5



                                                          - F-71 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                               Subsequent
                            Initial          capitalized       Gross amount at which
                         cost to company       costs**       carried at close of period
                         ---------------     -----------    -----------------------------
                                 Buildings                            Buildings                 Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-                  Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements       Total     ciation  Date    Date  Life
- ------------------------------------------------------------------------------------------------------------------------------
Inv. Group
of Payson 1,495,824    211,500    1,767,942           0    211,500    1,767,942    1,979,442     146,549   8/92   8/92  7-27.5

Kearney
Estates     638,301     30,000      763,159           0     30,000      763,159      793,159     149,494   1/92   5/92  7-27.5

Lake View
Associates  893,100     30,000    1,077,130         350     30,000    1,077,480    1,107,480     160,321   7/92   4/92  7-27.5

Laurelwood
Apts.     1,075,076     58,500    1,268,491         750     58,500    1,269,241    1,327,741     192,054   2/92   3/92  7-27.5

Lebanon
II LP       932,577     40,000    1,090,397           0     40,000    1,090,397    1,130,397     124,872   2/93   8/92  5-27.5

Lebanon
III Prop.   636,219     26,750      766,992       2,651     26,750      769,643      796,393     145,771   2/92   3/92  7-27.5

Lilac
Properties  734,209     36,000      897,897           0     36,000      897,897      933,897     126,472   7/92   6/92  7-27.5

Livingston
Plaza       682,346     32,500      868,525           0     32,500      868,525      901,025      49,788  11/93  12/92  5-27.5

Madison
Partners  1,207,547     47,340    1,452,910           0     47,340    1,452,910    1,500,250      81,016  12/94   3/95  5-27.5

Manning
Lane      1,481,532     73,600    1,771,816           0     73,600    1,771,816    1,845,416     214,446   3/93   8/92  5-27.5


                                                          - F-72 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                              Initial       capitalized        Gross amount at which
                           cost to company    costs**       carried at close of period
                           ---------------  -----------    -----------------------------
                                  Buildings                          Buildings                  Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-                   Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements       Total     ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Marshall
Lane        557,331     20,000      672,691           0     20,000      672,691      692,691      84,628  12/92   8/92  5-27.5

Maryville
Prop.       722,743     57,000      834,823       8,489     57,000      843,312      900,312     158,841   3/92   5/92  7-27.5

Monark
Village     336,950     68,900      570,916           0     68,900      570,916      639,816      38,862   3/94   6/94  5-27.5

North
Prairie     887,809      5,000    1,121,143       4,840      5,000    1,125,983    1,130,983     151,188   5/93   9/92  5-27.5

Oak Grove
Villa       407,329      5,000      460,291       3,571      5,000      463,862      468,862      98,432  11/91   4/92  7-27.5

Oakwood
Village   1,114,744     42,000    1,341,412           0     42,000    1,341,412    1,383,412     211,573   5/92   5/92  7-27.5

Osage
Housing   1,297,540    110,000    2,309,861      14,089    110,000    2,323,950    2,433,950     355,340   6/92   4/92  7-27.5

Osceola
Estates     679,995     54,600      797,763      68,868     54,600      866,631      921,231     138,363   5/92   5/92  7-27.5

PDC Fifty
Five LP   1,304,260     50,170    1,576,823       5,770     50,170    1,582,593    1,632,763     159,608   9/93  10/92  5-27.5

Rainier
Manor     3,733,381    521,000    5,852,852           0    521,000    5,852,852    6,373,852     498,305   1/93   4/92  5-27.5


                                                          - F-73 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements     Total       ciation  Date    Date    Life
- -----------------------------------------    ------------------------------------------------------------------------------------
Ridgeview of
Brainerd    866,472     42,800    1,027,499       1,978     42,800    1,029,477    1,072,277     159,711   1/92   3/92  7-27.5

Rio
Members II  778,239     48,938      930,376       3,520     48,938      933,896      982,834      92,641  12/95   7/94  5-27.5

Rolling
Brook III   832,324     35,000    1,006,667       1,207     35,000    1,007,874    1,042,874     160,538  11/92   6/92  7-27.5

School
Street I    781,822    127,852    1,353,622      93,625     38,509    1,447,247    1,485,756     252,441   5/92   4/92  5-27.5

Shenandoah
Village   1,482,331     67,500    1,754,599           0     67,500    1,754,599    1,822,099     195,850   2/93   8/92  5-27.5

Showboat
Manor       801,032     31,200      968,253           0     31,200      968,253      999,453     137,083   2/92   7/92  5-27.5

Sioux Falls
Housing   1,393,377    146,694    2,656,753     (18,040)   146,694    2,638,713    2,785,407     401,606   9/92   5/92  7-27.5

Sunset
Square      745,177     50,000      896,507       4,250     50,000      900,757      950,757      91,966   8/92   90/2  7-27.5

Taylor
Mill        772,776     24,000      936,166           0     24,000      936,166      960,166     139,287   5/92   4/92  7-27.5

Timmons
Village     626,200     15,000      754,172       2,927     38,500      757,099      795,599     108,597   7/92   5/92  7-27.5

University
Meadows   1,848,328     62,985    3,579,473           0     62,985    3,579,473    3,642,458     507,494  12/92   6/92  5-28
                                                        - F-74 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**         carried at close of period
                          ---------------   -----------      -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements       Total     ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Valatie
LP        1,399,064     30,000    1,712,263      4,760      30,000    1,717,023    1,747,023     276,213   4/93   6/92  7-27.5

Virgen
Del Pozo  3,350,576    120,000    4,274,133     13,012     120,000    4,287,145    4,407,145     371,292   7/93   8/92  5-27.5

Villa
Del Mar   1,472,769     50,000    1,792,888          0      50,000    1,792,888    1,842,888     250,171   8/92   8/92  7-27.5

Wauchula
Ltd.      1,485,527     66,720    1,770,669      1,662      66,720    1,772,331    1,839,051     248,069  10/92   9/92  5-27.5

Weedpatch
Inv. Grp. 1,986,913    272,000    2,246,927        378     272,000    2,247,305    2,519,305      76,662   9/94   1/94  5-50

Westernport
Assoc.    1,498,433     18,645    1,833,384          0      18,645    1,833,384    1,852,029     203,538   2/93   7/92  5-27.5

Whitewater
Village     526,896     18,542      637,048          0      18,542      637,048      655,590      86,013  11/92   8/92  7-27.5

Wood Park
Pointe    1,176,402    117,500    1,329,664       1,348    117,500    1,331,012    1,448,512     202,047   5/92   6/92  5-27.5
         ----------  ---------  -----------  ----------  ---------  -----------  -----------  ----------
         86,436,656  6,214,902  111,326,972  17,779,013  6,243,813  129,105,985  135,349,798  15,437,509
         ==========  =========  ===========  ==========  =========  ===========  ===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as
ofDecember31,1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.
                                                         - F-75 -

Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 15

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 64,786,120
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 64,786,120

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$ 64,786,120
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 52,271,170
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 52,271,170

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................   (69,144)
                                                       ----------
                                                                 $   (69,144)
                                                                  -----------
Balance at close of period - 03/31/94............................$116,988,146
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................  10,630,188
    Improvements, etc................................     182,886
    Other............................................           0
                                                      -----------
                                                                 $ 10,813,074
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................   (927,768)
                                                      -----------
                                                                 $  (927,768)
                                                                  -----------
Balance at close of period - 03/31/95............................$126,873,452








                                          - F-76 -
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 15

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/95............................$126,873,452
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   7,477,482
    Improvements, etc................................     998,864
    Other............................................           0
                                                      -----------
                                                                 $  8,476,346
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$135,349,798
                                                                  ===========







































                                           - F-77 -

Boston Capital Tax Credit Fund III - Series 15

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92........................$          0


  Current year expense..................................$1,151,027
                                                         ---------

Balance at close of period - 3/31/93..............................$ 1,151,027

  Current year expense..................................$4,194,293
                                                         ---------

Balance at close of period - 3/31/94..............................$ 5,345,320

  Current year expense..................................$4,646,907
                                                         ---------

Balance at close of period - 3/31/95..............................$ 9,992,227
                                                                   ==========

  Current year expense..................................$5,445,282
                                                         ---------

Balance at close of period - 3/31/96..............................$15,437,509
                                                                   ==========





















                                           - F-78 -



                                    Boston Capital Tax Credit Fund III L.P.- Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                            Initial         capitalized     Gross amount at which
                         cost to company      costs**     carried at close of period
                         ---------------    -----------  -----------------------------
                                  Buildings                          Buildings                  Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-                   Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements      Total      ciation  Date    Date  Life
- ------------------------------------------------------------------------------------------------------------------------------
1413
Leaven-
Worth     1,686,078      8,000    2,927,089     455,610      8,000    3,382,699    3,390,699     379,206   3/93  12/92  5-27.5

Anson     1,295,853     40,202    1,683,348           0     40,202    1,683,348    1,723,550     118,447   9/93  12/92  10-40

Aztec II  1,023,554    115,000    1,299,311       1,369    115,000    1,300,680    1,415,680     167,713   5/93   5/93  5-27.5

Bentonia
Elderly     848,634     21,000      678,677     382,120     21,000    1,060,797    1,081,797      64,687   2/94   7/93  5-27.5

Bernice
Villa       973,251     37,000    1,204,665         238     37,000    1,204,903    1,241,903      71,743  10/93   5/93  5-40

Blairs-
ville
Rental I    760,205     58,377      866,980      40,526     35,000      907,506      942,506      42,626   9/94  12/92  5-27.5

Blairs-
ville
Rental II   744,129     84,359      804,895      60,360     49,500      865,255      914,755       43,153  7/94  12/92  5-27.5

Blowing
Rock        514,694     47,500      663,473         686     47,500      664,159      711,659      27,813  11/94  12/93  5-27.5

Branson
Chris-
tian I    1,579,958    163,350    2,990,564       3,771    163,350    2,994,335    3,157,685     220,034   6/94   3/94  5-27.5
                                                           - F-79 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**        carried at close of period
                          ---------------   -----------     -----------------------------
                                  Buildings                          Buildings                 Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-                  Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements       Total    ciation   Date    Date  Life
- ------------------------------------------------------------------------------------------------------------------------------
Branson
Chris-
tian II   1,144,209          0    2,497,066       3,272          0    2,500,338    2,500,338     159,479   8/94   7/94  5-27.5

Butler
Rental      760,279          0      937,495      15,782          0      953,277      953,277      81,177   9/93  12/92  7-27.5

Canter-
field       773,258     48,000      934,169       1,252     48,000      935,421      983,421     116,263   1/93  11/92  5-27.5

Cape Ann    603,173     18,000    1,833,366      51,824     18,000    1,885,190    1,903,190     158,436  12/93   1/93  7-31.5

Cass
Partners    326,543     45,250    2,026,740           0     45,250    2,026,740    2,071,990     110,804  12/93  12/93  5-27.5

Cedar
Trace       508,396     18,000      639,500       2,925     18,000      642,425      660,425      82,420   7/93  10/92  5-27.5

Concord
Assoc.    1,143,424     61,532    1,223,133      117,640    61,532     1,340,773    1,402,305     176,135   2/93  2/93  5-27.5

Clymer Park
Assoc     1,445,110     35,800    1,831,813            0    35,800     1,831,813   1,867,613      25,491   11/94 12/92  5-27.5

Crosby
Country     855,601     40,020    1,472,655            0    40,020     1,472,655   1,512,675     106,204  12/94  12/95  5-27.5

Cumberland
Wood      1,461,617    114,449    1,780,622       59,361   113,625     1,839,983   1,953,608      58,005  10/94  12/93  6-40



                                                          - F-80 -
                                    Boston Capital Tax Credit Fund III L.P.- Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                            Initial         capitalized       Gross amount at which
                         cost to company      costs**       carried at close of period
                         ---------------    -----------    -----------------------------
                                Buildings                            Buildings                  Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-                   Depre-   struct uired  ciation
Description  brances     Land   provements     ments         Land    provements      Total      ciation  Date   Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Davenport
Housing   3,459,829    223,889    6,598,309       3,926    223,889    6,602,235    6,826,124     594,984   2/94  10/93  7-27.5

Deer Run    727,624     30,000    1,536,783           0     30,000    1,536,783    1,566,783     166,308   3/93   8/93  5-27.5

Eastman
Elderly   1,191,199     80,000    1,428,172      23,947     36,900    1,452,119    1,489,019     122,214  10/93  12/92  5-27.5

Fairmeadow
Apts.       890,304     53,296    1,184,327      39,079     53,296    1,223,406    1,276,702      74,132   7/93   1/93  5-27.5

Falcon
Ridge     1,055,747     25,000    1,332,798      19,150     25,000    1,351,948    1,376,948      34,162   1/95   4/94  5-27.5

Gibson      917,655     30,290    1,138,786         350     30,290    1,139,136    1,169,426      98,874   6/93  12/92  5-27.5

Green-
field       536,994     25,000      649,793           0     25,000      649,793      674,793      92,675   5/93   1/93  7-27.5

Green-
wood      1,488,252     62,076    1,480,776     336,322     62,076    1,817,098    1,879,174     187,867  10/93  11/93  5-27.5

Harmony
House     1,486,888     57,000    1,764,438           0     57,000    1,764,438    1,821,438     135,112   7/93  11/92  5-27.5

Haynes
House     3,561,260    685,381    5,956,903   2,252,686    674,499    8,209,589    8,884,088     207,026   u/c    8/94  12-40




                                                          - F-81 -

                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                               Subsequent
                            Initial          capitalized       Gross amount at which
                         cost to company       costs**       carried at close of period
                         ---------------     -----------    -----------------------------
                                 Buildings                            Buildings                 Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-                  Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements       Total     ciation  Date    Date  Life
- ------------------------------------------------------------------------------------------------------------------------------
Holly
Tree        891,262     58,900    1,069,733       4,696     58,900    1,074,429    1,133,329     132,173   2/93  11/92  5-27.5

Idabel
Prop.     1,398,174     50,000    1,791,971           0     50,000    1,791,971    1,841,971     175,881  12/93   4/93  5-25.5

Isola
Square      977,204     22,300      250,691     972,885     22,300    1,223,576    1,245,876      54,166   4/94  11/93  7-40

Joiner
Elderly     829,320     47,719    1,026,013           0     47,719    1,026,013    1,073,732     118,443   6/93   1/93  5-40

Lawrence-
ville
Manor     1,428,150     61,370    1,660,796         281     61,370    1,661,077    1,722,447     110,937   7/94   2/94  5-27.5

Lawtell
Manor       939,648     45,000    1,201,948       6,660     45,000    1,208,608    1,253,608      77,198   8/93   4/93  7-40

Logan
Lane      1,307,235     54,000    1,602,465       2,962     54,000    1,605,427    1,659,427     188,855   3/93   9/92  5-27.5

Mariners
Pointe
I &II     4,038,376    170,020    7,548,131      34,595    170,020    7,582,726    7,752,746     839,261   8/93  12/92  7-27.5

Meadows of
Southgate 2,352,555    252,000   4,575,879           0     252,000    4,575,879    4,827,879     151,456   5/94  7/93  12-40

Mendota
Village   1,992,960    136,140   2,421,001           0     136,140    2,421,001    2,557,141     144,547   5/93  12/92  5-50

                                                          - F-82 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                              Initial       capitalized        Gross amount at which
                           cost to company    costs**       carried at close of period
                           ---------------  -----------    -----------------------------
                                  Buildings                          Buildings                  Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-                   Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements       Total     ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Midcity   3,175,335     15,058    6,611,666       4,800     15,058    6,616,466    6,631,524     350,616   6/94   9/93  5-27.5

Newport
Housing   1,271,327    160,000    1,405,411      (3,274)   160,000    1,402,137    1,562,137      88,419  10/93   2/93  5-27.5

Newport
Manor       966,919     31,908    1,175,109      19,539     31,908    1,194,648    1,226,556      70,784  12/93   9/93  5-40

Palantine
LP        1,444,261     37,400    1,785,282         854     37,400    1,786,136    1,823,536     137,543   5/94   5/94  5-27.5

Riviera
Apts.     1,722,487    100,000    2,979,700     579,524    132,400    3,559,224    3,691,624     275,109  12/93  12/92  5-27.5

Sable
Chase     5,280,000    502,774   12,248,475       8,201    502,774   12,256,676   12,759,450     644,951  12/94  12/93  7-27.5

St.Croix
Commons     930,000     44,681    2,607,046    (666,994)    44,681    1,940,052    1,984,733     108,988  12/94  10/94  5-27.5

St. Joseph
SQ          967,914     37,500    1,167,702         473     37,500    1,168,175    1,205,675      72,840   9/93   5/93  5-40

Simmes-
port        961,478     60,000    1,171,005         228     60,000    1,171,233    1,231,233      77,729   6/93   4/93  7-40

Stony-
Ground    1,444,120    127,380    1,794,961      (3,650)   129,005    1,791,311    1,920,316     198,394   6/93  12/92  5-27.5




                                                           - F-83 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements     Total       ciation  Date    Date    Life
- -----------------------------------------    ------------------------------------------------------------------------------------
Summers-
ville       626,403     20,000      774,259           0     20,000      774,259      794,259     109,059   6/93   5/93  5-27.5

Talbot
Village     686,557     22,300      883,494           0     22,300      833,494      855,794      97,024   4/93   8/92  5-27.5

Tchula
Elderly     841,572     20,000    1,071,899        (428)    20,000    1,071,471    1,091,471      76,001  12/93   7/93  5-27.5

Toulumne
City      1,615,051    190,000    1,912,157           0    190,000    1,912,157    2,102,157     101,109   8/93  12/92  5-50

Turtle
Creek       856,555     23,141    1,113,511       2,484     23,141    1,115,995    1,139,136     128,051  10/93   5/93  7-40

Twin Oaks
Assoc.    1,482,666     45,000    1,776,674           0     45,000    1,776,674    1,821,674     123,970   9/93  12/92  5-27.5

Victoria
Pointe    1,453,978    153,865    1,437,570     352,716    128,900    1,790,286    1,919,186      68,021   1/95  10/94  5-27.5

Viste Linda
Apts.     2,517,865    143,253    2,961,671         449    143,253    2,962,120    3,105,373     247,917  12/93   1/93  5-27.5

Wakefield
Housing   1,270,785     88,564    1,480,003       1,399     88,564    1,481,402    1,569,966     122,008   2/93   9/92  10-40

West End
Manor       998,372     52,300    1,188,913      (1,048)    52,300    1,187,865    1,240,165     136,125   5/93   5/93  5-27.5

Westchester
Oak Grove 1,262,176     38,010    2,281,529      35,649     35,000    2,317,178    2,352,178     314,804   4/93  12/92  5-27.5
                                                          - F-84 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**         carried at close of period
                          ---------------   -----------      -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements       Total     ciation  Date    Date    Life
- ------------------------------------------------------------------------------------------------------------------------------
Westchester
St. Joe   1,738,317    100,000    3,211,620     55,426     100,000    3,267,046    3,367,046     389,476   6/93   7/93  5-27.5

Westville
Prop.       728,695     25,000      912,139          0      25,000      912,139      937,139     104,065   7/93   2/93  5-25

Wilcox
Investment
group     1,115,600     58,500    1,376,329          0      58,500    1,376,329    1,434,829      79,914   6/93   1/93  7-50

Woodlands
Apts        932,811     30,000      668,555    533,513      30,000    1,202,068    1,232,068      37,963   2/95   9/94  5-27.5

         ----------  ---------  -----------  ----------  ---------  -----------  -----------  ----------
         86,209,846  5,251,854  130,461,954   5,814,136  5,144,862  136,276,090  141,420,952  10,076,987
         ==========  =========  ===========  ==========  =========  ===========  ===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.



                                                         - F-85 -


Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 16

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/92..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................  4,191,631
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 4,191,631

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/93............................$  4,191,631
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 32,686,042
    Improvements, etc................................. 43,162,006
    Other.............................................          0
                                                       ----------
                                                                 $ 75,848,048

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 80,039,679
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................  15,495,343
    Improvements, etc................................  41,448,097
    Other............................................           0
                                                      -----------
                                                                 $ 56,943,440
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$136,983,119










                                           - F-86 -
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 16

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/95............................$136,983,119
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................     106,204
    Improvements, etc................................   5,007,023
    Other............................................           0
                                                      -----------
                                                                 $    106,204
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................    (675,394)
                                                      -----------
                                                                 $   (675,394)
                                                                  -----------
Balance at close of period - 03/31/96............................$141,420,952
                                                                  ===========









































                                        - F-87 -
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund III L.P. - Series 16

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92........................$          0


  Current year additions*...............................$        0
                                                         ---------

Balance at close of period - 3/31/93..............................$         0

  Current year additions*...............................$1,347,806
                                                         ---------

Balance at close of period - 3/31/94..............................$ 1,347,806

  Current year additions*...............................$3,630,765
                                                         ---------

Balance at close of period - 3/31/95..............................$ 4,978,571
                                                                   ==========

  Current year additions*...............................$5,098,416
                                                         ---------

Balance at close of period - 3/31/96..............................$10,076,987
                                                                   ==========

*-Total includes current year expense and amounts capatalized to building basis.





























                                       - F-88 -



                                    Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
             Encum-              and im-      Improve-               and im-                   Depre-   struct  uired  ciation
Description  brances     Land   provements      ments       Land    provements       Total     ciation  Date    Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Artesia
Prop.     1,434,774     30,730    1,865,231       1,115     30,730    1,866,346    1,897,076     117,599   9/94   9/94  5-27.5

Aspen
Ridge       893,164     36,000    2,004,059     ( 2,800)    36,000    2,001,259    2,037,259     192,052  11/93   9/93  5-27.5

Bladen-
boro      1,024,601     16,000    1,213,015           0     16,000    1,213,015    1,229,015      18,547   7/95   3/95  5-27.5

Brewer
St.       1,219,045          0    2,296,514      13,502          0    2,310,016    2,310,016     256,406   7/93   6/93  5-27.5

Briarwood
Apts.       923,134     38,500       20,850   1,203,704     38,952    1,224,554    1,263,506      40,904   7/93   6/93  5-27.5

Briarwood
Village   1,138,340     42,594    1,418,259           0     42,594    1,418,259    1,460,853      99,774   5/94  10/93  5-27.5

Briarwood
Dekalb    1,653,627     96,000    2,943,443      15,207     96,000    2,958,650    3,054,650     135,746   6/94  10/93  5-40

Cairo
Housing   1,078,635     17,000    1,309,062      (7,600)    17,000    1,301,462    1,318,462     150,972   4/93   5/93  7-27.5





                                                          - F-89 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                          Buildings                  Accum.    Con-   Acq-   Depre-
             Encum-               and im-      Improve-              and im-                   Depre-    struct uired  ciation
Description  brances   Land      provements     ments       Land    provements       Total     ciation   Date   Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
California
Inv  VI   4,000,683    400,000    7,446,261       1,586    400,000    7,447,847    7,847,847   1,405,584   5/89   1/94  5-27.5

California
Inv VII   8,874,224    803,050   25,913,966     234,873    803,050   26,148,839   26,951,889   2,317,477  12/93  12/93  5-27.5

Cambridge
YMCA      2,756,197     95,200    5,135,233           0     95,200    5,135,233    5,230,433     519,631  12/93   4/93  5-27.5

Caneyville
Prop.       482,426     36,000      601,775     (13,800)    36,000      587,975      623,975      69,403   4/93   5/93  5-27.5

Clinton
Estates     744,029     47,533      891,872           0     47,533      891,872      939,405      47,501  12/94  12/94  5-27.5

Cloverport
Prop.       764,716     21,500      947,659         688     21,500      948,347      969,847     103,082   7/93   4/93  5-27.5

College
Green     3,820,685    225,000    6,774,847           0    225,000    6,774,847    6,999,847     143,806   8/95   3/95  5-27.5

Croften
Assoc.      812,880     46,511      961,097           0     46,511      961,097    1,007,608      61,804   3/93   4/93  5-27.5

Cypress
Point     2,980,052    265,000    4,794,440      13,901    265,000    4,808,341    5,073,341     158,908  12/94   2/94  5-27.5

Deerwood
Villlage    641,995     29,138      804,512           0     29,138      804,512      833,650      48,648   7/94   2/94  5-27.5


                                                          - F-90 -

                                    Boston Capital Tax Credit Fund III L.P.- Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                          Buildings                  Accum.    Con-   Acq-  Depre-
             Encum-               and im-      Improve-              and im-                   Depre-    struct uired ciation
Description  brances    Land     provements     ments       Land    provements       Total     ciation   Date   Date  Life
- ------------------------------------------------------------------------------------------------------------------------------
Doyle
Village   1,179,426    100,000    1,435,520           0    100,000    1,435,520    1,535,520     100,052   4/94   9/93  5-27.5

Gallaway
Assoc.    1,065,387     35,500    1,307,158       1,252     35,600    1,308,410    1,344,010      81,395   5/93   4/93  5-27.5

Glen-
Ridge     2,060,951    350,000    2,208,213           0    350,000    2,208,213    2,558,213     107,088   6/94   6/94  5-27.5

Green
Acres     1,247,182    173,447    1,366,874           0    173,447    1,366,874    1,540,321      99,818   1/95  11/94  5-27.5

Greenwood
Place     1,067,494     44,400      299,685   1,119,901     44,400    1,419,586    1,463,986      46,987   8/94  11/93  7-40

Hackley
Barclay   3,918,615    174,841    4,603,493     282,397    175,000    4,885,890    5,060,890     263,360  12/94  12/93  5-27.5

Henson
Creek     4,066,120    945,000    7,971,879           0    945,000    7,971,879    8,916,879     370,868   4/94   5/93  5-27.5

Hickman
Assoc.      550,281     24,000      673,642           0     24,000      673,642      697,642      34,494  12/93  11/93  5-27.5

Houston
Village     676,970     11,500      850,901           0     11,500      850,901      862,401      60,514   5/94  12/93  5-27.5

Ivywood   3,122,506    290,542    5,712,656       6,434    290,542    5,719,090    6,009,632     580,999  10/93   6/93  5-27.5

Jonestown
Manor       873,984          0      311,764     930,552     36,900    1,242,316    1,279,216      35,216  12/94  12/93  7-40

                                                          - F-91 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                             Initial         capitalized       Gross amount at which
                          cost to company      costs**       carried at close of period
                          ---------------    -----------    -----------------------------
                                Buildings                            Buildings                 Accum.   Con-    Acq-   Depre-
             Encum-              and im-       Improve-                and im-                 Depre-   struct  uired  ciation
Description  brances   Land     provements      ments      Land      provements       Total    ciation  Date    Date   Life
- ------------------------------------------------------------------------------------------------------------------------------
Largo
Center    3,918,855  1,012,500    7,262,001      20,000  1,012,500    7,282,001    8,294,501     302,278   6/94   3/93  5-27.5

Lee
Terrace   1,499,279     93,246        4,573   1,701,560     93,246    1,706,133    1,799,379      68,317  12/94   2/94  5-27.5

Midland   1,021,651     60,000    2,422,788       1,565     60,000    2,424,353    2,484,353     139,500   6/94   9/93  5-27.5

Mount
Vernon    2,364,625    200,000    3,141,984     (92,001)   200,000    3,049,983    3,249,983     127,970  12/88   2/89  5-27.5

Oakwood
of Bennet-
sville      884,849     60,000    1,074,857       1,774     60,000    1,076,631    1,136,631     110,367  12/93   9/93  5-27.5

Opelousas
Point     1,403,722     50,000      559,121   1,360,512     50,000    1,919,633    1,969,633      92,392   3/94   1/93  5-27.5

Palmetto
Villas    1,628,319     60,724    2,034,151           0     60,724    2,034,151    2,094,875     130,682   4/94   5/94  5-27.5

Park
Place II  1,187,398    112,000    1,408,102           1    112,000    1,408,103    1,520,103     104,021   4/94   2/94  7-27.5

Pinehurst   814,847     24,000    1,033,022      30,826     24,000    1,063,848    1,087,848      86,992   2/94   2/94  5-27.5

Quail
Village     889,981     30,450    1,060,273       2,468     30,450    1,062,741    1,093,191      69,597   2/94   9/93  7-27.5

Sea
Breeze    1,243,429     94,000    1,515,733           0     94,000    1,515,733    1,609,733      58,536   1/95   3/94  5-27.5

                                                          - F-92 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                              Subsequent
                             Initial         capitalized       Gross amount at which
                          cost to company      costs**       carried at close of period
                          ---------------    -----------    -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-                   Depre-   struct  uired ciation
Description  brances     Land    provements      ments       Land    provements      Total      ciation  Date    Date  Life
- ------------------------------------------------------------------------------------------------------------------------------
Shawnee
Village   1,278,396    182,786    2,347,227       3,384    281,875    6,231,555    2,533,397     326,464  10/92   2/93  7-27.5

Sixth
St. Apts  2,375,549    151,687    1,123,504   3,180,171    162,687    4,303,675    4,466,362     162,662  12/94  12/93  5-27.5

Skowhegan
Housing   1,739,899    100,000    2,121,472      43,625    100,000    2,165,097    2,265,097     135,354   6/94   9/93  5-27.5

Soledad   1,975,248    340,000    2,005,222           0    340,000    2,005,222    2,345,222      89,690   1/94  10/96  5-50

Sugarwood
Park      3,323,100    281,875    5,949,680           0    218,875    5,949,680    6,231,164     153,164   7/95   4/94  5-27.5

Voorhees-
ville     1,109,476     74,600    1,254,914       2,991     74,600    1,257,905    1,332,505     134,729   5/93   7/93  7-27.5

Waynesburg
Housing   1,500,000    169,200    2,113,822           0     18,100    2,113,822    2,131,922      12,735  12/95   7/94  5-27.5

White
Castle      781,732     84,800      948,687         810     84,800      949,497    1,034,297      58,975   5/94   6/94  27.5
         ----------  ---------  -----------  ----------  ---------  -----------  -----------  ----------
         86,012,478  7,576,954  133,465,013  10,058,598  7,474,365  143,523,611  150,997,976  10,033,060
         ==========  =========  ===========  ==========  =========  ===========  ===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.

                                                          - F-93 -

Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 58,662,502
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 58,662,582

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 58,662,502
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 31,044,766
    Improvements, etc................................. 39,965,487
    Other.............................................          0
                                                       ----------
                                                                 $ 71,010,253

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$129,646,075

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   9,769,183
    Improvements, etc................................  11,596,518
    Other............................................           0
                                                      -----------
                                                                 $ 21,365,701
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................    (13,800)
                                                      -----------
                                                                 $    (13,800)
                                                                  -----------
Balance at close of period - 03/31/96............................$150,997,976
                                                                  ===========







                                             - F-94 -

Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/93.........................$         0


  Current year expense..................................$  727,342
                                                         ---------

Balance at close of period - 3/31/94..............................$   727,342

  Current year expense..................................$4,342,560
                                                         ---------

Balance at close of period - 3/31/95..............................$ 5,069,902

  Current year expense..................................$4,963,158
                                                         ---------

Balance at close of period - 3/31/96..............................$10,033,060
                                                                   ==========






































                                              - F-95 -


                                    Boston Capital Tax Credit Fund III L.P. - Series 18
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings                 Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-                   Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provements      Total     ciation   Date    Date   Life
- ---------------------------------------------------------------------------------------------------------------------------
Arch
Develop-
ment       2,733,870   107,387  6,724,849     14,069     107,387  6,738,918    6,846,305    267,306  12/94   4/94   7-27.5

Aurora LP  1,427,923    65,000  1,704,709      1,590     65,000   1,706,299    1,771,299    189,536   9/93   6,93   5-27.5

Bear Creek
of Naples  5,009,069   488,011  8,884,145          0    491,639   8,884,145    9,375,784    348,532   4/95   3/94   5-27.5

Chatham
LP         1,443,158    75,000  1,727,394      4,634     75,000   1,732,028    1,807,028    172,910  12/93   1/94   5-27.5

Chelsea
Square       301,393    21,000    939,281          0     21,000     939,281      960,281     31,578  12/94   8/94   7-34

Clarke
School     2,570,044   200,000  5,493,464    193,861    200,000   5,687,325    5,887,325    145,449  12/94  12/94   5-27.5

Ellijay
Rental       828,540    48,000  1,000,609          0     48,000   1,000,609    1,048,609     25,015   1/95   1/94   40

Evergreen
Hills      2,844,485   157,537  4,337,312    558,173    157,537   4,895,485    5,053,022    285,883   1/95   8/94   5-27.5

Glen
Place      1,262,316    60,610  3,489,218   (171,258)    60,610   3,317,960    3,317,960    177,840   6/94   4/94   5-27.5


                                                        - F-96 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 18
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements     Total     ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Harris
Housing    1,160,532   200,000    266,624  2,453,235    160,000   2,719,859    2,879,859      4,568  11/95   6/94   5-27.5

Humboldt I   711,555    40,191    845,252          0     40,191     845,252      885,443     26,928   4/95   8/94   5-27.5

Jackson
Housing      870,890    30,250  1,080,272          0     30,250   1,080,272    1,110,522     60,560   6/94   1/94   5-27.5

Lakeview
Meadows II 1,651,769    88,920  2,775,712          0     88,920   2,775,712    2,864,632    111,020   5/94   8/93   5-27.5

Lanthrop
Properties   748,858    34,800    931,788        485     34,800     932,273      967,073     71,415   5/94   4/94   5-27.5

Leesville
Elderly    1,279,870   144,000  2,018,242          0    144,000   2,018,242    2,162,242     78,122   6/94   6/94   7-40

Lockport
Elderly    1,003,634   125,000  1,524,202          0    125,000   1,524,202    1,649,202     49,680   9/94   7/94   5-27.5

Maple Leaf
Apts.      1,110,590    22,860  1,355,390      1,192     22,860   1,356,582    1,379,442     40,440  12/94   8/94   5-27.5

Marengo
Park         738,178    50,010    886,695          0     50,010     886,695      936,705     71,696   3/94  10/93   5-27.5

Natchitoches
Elderly      976,423    50,000  1,634,279          0     50,000   1,634,279    1,684,279     42,866  12/94   6/94   7-40



                                                       - F-97 -

                                     Boston Capital Tax Credit Fund III L.P. - Series 18
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation  Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Newton I     815,232    57,500    979,345          0     57,500     979,345    1,036,845     53,322   9/94  11/93   5-27.5

Oskaloosa I  486,425    32,000    589,423        476     32,000     589,899      621,899     30,888   9/94  11/93   5-27.5

Parvins LP   881,429    41,508  1,741,048      4,742     41,508   1,745,790    1,787,298    150,267  11/93   8/93   5-27.5

Peach
Tree LP    1,496,616   157,027  1,617,470      1,607    157,027   1,619,077    1,776,104    203,123   7/93   1/94   5-27.5

Ponderosa
Meadows    1,502,162    82,454  1,903,972      1,932     82,454   1,905,904    1,988,358     84,229   5/94   3/94   5-27.5

Preston
Wood       1,350,683    66,000  2,515,136          0     66,000   2,515,136    2,581,136    136,889  12/94  12/93   5-27.5

Richmond
Manor      1,040,787    54,944  1,285,522        265     54,944   1,285,787    1,340,731     98,091   6/94   6/94   5-27.5

Rio
Grande     2,310,997    96,480  2,999,680        821     96,480   3,000,501    3,096,981    140,371   5/94   6/94   5-27.5

Ripley
Housing      508,951    14,000    646,850      2,515     14,000     649,365      663,365     25,184   7/94   1/94   5-40

San Joaquin
Entpr. III 1,846,679    55,000  2,463,181          0     55,000   2,463,181    2,518,181     56,050  12/94   3/94   5-50

Troy
Estates      703,905    45,000    826,432      3,023     45,000     829,455      874,455     74,758   1/94  12/93   5-27.5


                                                       - F-98 -
                                     Boston Capital Tax Credit Fund III L.P.- Series 18
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation  Date    Date   Life
- ---------------------------------------------------------------------------------------------------------------------------
Virginia
Avenue     1,720,795   121,238  3,510,339      5,299    121,238   3,515,638    3,636,876    188,151  10/94  10/94   5-27.5

Vista
Loma       1,496,624   267,612  1,600,128      3,439    267,612   1,603,567    1,871,179     57,397   9/94   5/94   5-27.5

Vivian
Elderly    1,016,268    45,000  1,668,938          0     45,000   1,668,938    1,713,938     54,112   9/94   7/94   7-40

Westminister
Meadows    2,124,796   250,000  3,605,890      5,880    250,000   3,611,770    3,861,770    231,339  11/94  12/93   5-27.5

          ---------- --------- ----------  ---------  ---------  ----------   ----------  ---------
          47,975,446 3,394,339 75,572,791  3,085,980  3,357,967  78,658,771   82,016,738  3,785,515
          ========== ========= ==========  =========  =========  ==========   ==========  =========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1995.

*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.





                                                      - F-99 -





/TABLE

Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93.......................$          0

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................  4,002,185
    Improvements, etc..............................          0
    Other..........................................          0
                                                    ----------
                                                              $  4,002,185

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------

Balance at close of period - 03/31/94.........................$  4,002,185
  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions............................. 42,200,169
    Improvements, etc.............................. 19,531,960
    Other..........................................          0
                                                    ----------
                                                              $ 61,732,129

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/95.........................$ 65,734,314
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................  16,282,424
    Other..........................................           0
                                                    -----------
                                                               $ 16,282,424
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,016,738
                                                                ===========







                                           - F-100 -

Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/93.........................$         0

  Current year expense..................................$   39,475
                                                         ---------

Balance at close of period - 3/31/94..............................$    39,475

  Current year expense..................................$  911,009
                                                         ---------

Balance at close of period - 3/31/95..............................$   950,484

  Current year expense..................................$2,835,031
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,785,515
                                                                   ==========




































                                          - F-101 -



                                    Boston Capital Tax Credit Fund III L.P. -  Series 19
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings                  Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-                    Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provements      Total      ciation   Date    Date   Life
- ---------------------------------------------------------------------------------------------------------------------------
Ankeney
Housing    3,793,128   217,500  8,144,577     57,804    217,500   8,202,381    8,419,881     219,706   3/95   8/94   10-40

Ballinger
Oaks       6,813,028   195,143  7,250,357  1,275,204    195,143   8,525,561    8,720,704     434,750  12/94  10/93   5-27.5

Carrollton
Villa      1,346,138    60,015  2,682,843          0     60,015   2,682,843    2,742,858     106,419   3/95   6/94   5-27.5

Clarke
School     2,570,044   200,000  5,493,464    193,861    200,000   5,687,325    5,887,375     145,449  12/94  12/94   12-40

Forest
Associates   268,665    13,900    396,391          0     13,900     396,391      410,291     289,206   3/78   4/95   5-27.5

Garden Gate,
Ft. Worth  4,198,946   678,867  2,532,572  6,301,971    678,867   8,834,534    9,513,410     277,902   5/95   5/95   5-27.5

Garden Gate,
Plano      6,022,449   689,318    844,673  8,426,771    689,318   9,271,444    9,960,762     285,326   3/95   2/94   5-27.5

Hebbronville
Apts.        523,789    50,711    650,002          0     50,711     650,002      700,713      28,085   4/94  12/93   7-40

Hollister
Inv. Group 1,750,546   400,000  1,906,641          0    400,000   1,906,641    2,306,641      25,725   5/95   3/95   5-50
                                                      - F-102 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 19
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1996

                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings               Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                 Depre-    struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements     Total    ciation   Date    Date    Life
- ---------------------------------------------------------------------------------------------------------------------------
Holts Summit
Square     1,348,453   110,373    524,966  2,033,253    110,373   2,558,219    2,668,592     108,877  12/94   6/94   5-27.5

Independence
Properties   863,297    38,500    503,166    517,210     38,500   1,020,376    1,058,876      41,211  12/94   6/94   5-40

Jefferson
Square     2,852,740   385,000  4,548,650          0    385,000   4,548,650    4,933,650      72,670   8/95   5/94   5-27.5

Jenny Lynn
Properties   817,315    65,000    958,809      7,000     65,000     965,809    1,030,809      52,369   9/94   1/94   5-27.5

Lone Star
Senior       619,348    20,492    835,453          0     20,492     835,453      855,945      32,586   5/94  12/93   7-40

Madison
L.P.         655,555    42,707    810,978          0     32,500     810,978      843,478      40,374  10/94  12/93   5-27.5

Manasura
Villa        973,070    20,254    301,687    990,157     25,000   1,291,844    1,316,844      11,202   8/95   5/94   5-27.5

Martindale
Apts.        693,838    40,270    861,302          0     40,270     861,032      901,302      42,212   1/94  12/93   7-40

Munford
Village      769,154    24,800    980,102        229     24,800     980,331    1,005,131      44,818   4/94  10/93   5-40

Northpointe
LP         4,350,000   371,000  9,834,451          0    371,000   9,834,451   10,205,451     150,771   6/95   7/94   5-27.5

                                                      - F-103 -
                                     Boston Capital Tax Credit Fund III L.P. - Series 19
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1996

                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation   Date   Date   Life
- ---------------------------------------------------------------------------------------------------------------------------
Sahale
Heights      865,742    72,000  1,062,350        110     72,000   1,062,460    1,134,460      67,494   6/94   1/94   5-27.5

Sherwood
Knoll        784,781    45,000    963,996          0     45,000     963,996    1,008,996      44,608   4/94  10/93   5-40

Sugarwood
Park       3,323,100   281,875  5,949,680          0    281,875   5,949,680    6,231,555     153,164   7/95   4/94   5-27.5

Summerset
Housing      945,068    68,665  1,160,825          0     68,665   1,160,825    1,229,490       3,525  11/95   1/94   7-27.5

Vista's
Associates 3,344,577   831,600  7,055,338          0    831,600   7,055,338    7,886,938     204,383   1/95  12/93   5-27.5

Wedgewood
Lane       1,006,953    85,000  1,106,604      3,859     85,000   1,110,463    1,195,463      42,769   9/94   6/94   5-40

Willowood
Park       4,310,000   511,051  6,867,791    133,294    511,051   7,001,085    7,512,136     370,744  12/94  11/93   5-27.5
          ---------- --------- ---------- ----------  ---------  ----------   ----------   ---------
          55,809,724 5,519,041 74,227,398 19,940,723  5,513,580  94,168,121   99,681,701   3,296,345
          ========== ========= ========== ==========  =========  ==========   ==========   =========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December
31, 1995.
*Decrease due to a reallocation of acquisition costs.
There were no carrying costs as of December 31, 1995.  The column has been omitted for presentation purposes.



                                                            - F-104 -
/TABLE

Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 19

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93.......................$          0

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................  9,012,131
    Improvements, etc..............................          0
    Other..........................................          0
                                                    ----------
                                                              $  9,012,131
  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------

Balance at close of period - 03/31/94.........................$  9,012,131
  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions............................. 24,845,235
    Improvements, etc.............................. 13,156,474
    Other..........................................          0
                                                    ----------
                                                              $ 38,001,709

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/95.........................$ 47,013,840
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................     410,291
    Improvements, etc..............................  52,257,570
    Other..........................................           0
                                                    -----------
                                                               $ 52,667,861
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/96..........................$ 99,681,701
                                                                ===========









                                         - F-105 -

Boston Capital Tax Credit Fund Limited Partnership - Series 19

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/93.........................$         0

  Current year expense..................................$   98,220
                                                         ---------

Balance at close of period - 3/31/94..............................$    98,220

  Current year expense..................................$  418,117
                                                         ---------

Balance at close of period - 3/31/95..............................$   516,397

  Current year expense..................................$2,779,948
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,296,345
                                                                   ==========

                                         - F-106 -