Form 10-Q
period 1996-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1996-08-14
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 1996
                                     -------------
                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

Commission file number    0-21718
                        -----------------------------------------

             BOSTON CAPITAL TAX CREDIT FUND III L.P.
- -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                           52-1749505
- --------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100,  Boston, Massachusetts   02108
- -----------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (617) 624-8900
                                                   --------------

- -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                ------           ------

                   BOSTON CAPITAL TAX CREDIT FUND III L.P.
             --------------------------------------------------



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1996
              -----------------------------------------------


                              TABLE OF CONTENTS
                              -----------------



 PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements..............................

            Balance Sheets....................................
            Statements of Operations..........................
            Statement of Changes in Partners' Capital.........
            Statements of Cash Flows..........................
            Notes to Financial Statements.....................
   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations.....................................

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS



                                              June 30,            March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
                                            ------------         ------------
ASSETS

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                       $145,684,363        $147,259,013

OTHER ASSETS
   Cash and cash equivalents                   6,063,420           4,958,860
   Investments                                 3,431,304           5,141,767
   Notes receivable                            2,848,821           4,962,160
   Deferred acquisition costs,
     net of accumulated amortization (Note B)  1,827,042           2,144,343
   Organization costs, net of
     accumulated amortization (Note B)           354,302             399,040
   Other assets                                2,485,382           2,420,327
                                             -----------         -----------
                                            $162,694,634        $167,285,510
                                             ===========         ===========
LIABILITIES
Accounts payable & accrued
  expenses (Note C)                         $      8,050        $     75,208
Accounts payable affiliates                    5,099,835           4,454,405
Capital contributions payable (Note D)         8,863,726           9,539,884
                                             -----------         -----------
                                              13,971,611          14,069,497
                                             -----------         -----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 22,000,000
     authorized BACs; 21,996,102 issued and
     outstanding, as of June 30, 1996        149,115,437         153,561,702

General Partner                                 (402,531)           (357,619)
Unrealized gain (loss)
  on securities available for sale, net           10,117              11,930
                                             -----------         -----------
                                             148,723,023         153,216,013
                                             -----------         -----------
                                            $162,694,634        $167,285,510
                                             ===========         ===========

       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15
                                           ----------------------------
                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                             -----------      ---------
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $20,916,892     $ 21,718,070

OTHER ASSETS
Cash and cash equivalents                      197,601          163,428
Investments                                          -          151,943
Notes receivable                               185,000          185,000
Deferred acquisiton costs,
  net of accumulated amortization (Note B)     275,931          281,199
Organization costs, net of
  accumulated amortization (Note B)             19,674           26,232
Other assets                                   323,150          292,164
                                            ----------       ----------

                                           $21,918,248     $ 22,818,036
                                            ==========       ==========
LIABILITIES

Accounts payable and accrued
expenses (Note C)                          $     1,355     $     68,856
Accounts payable affiliates                  1,401,648        1,264,641
Capital contributions payable (Note D)         189,312          202,750
                                            ----------       ----------
                                             1,592,315        1,536,247
                                            ----------       ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 22,000,000
     authorized BACs; 21,996,102 issued and
     oustanding, as of June 30, 1996        20,455,345       21,401,297

General Partner                               (129,412)        (119,857)
Unrealized gain (loss) on securities
  available for sale, net                            -              349
                                            ----------       ----------
                                            20,325,933       21,281,789
                                            ----------         --------
                                           $21,918,248     $ 22,818,036
                                            ==========       ==========
         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16
                                            ----------------------------

                                               June 30,        March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $36,143,015     $37,074,575

OTHER ASSETS
Cash and cash equivalents                      1,474,729       1,429,491
Investments                                      315,854         394,836
Notes receivable                                       -         483,464
Deferred acquisition costs
  net of accumulated amortization (Note B)       437,686         445,554
Organization costs, net of
  accumulated amortization (Note B)               78,103          89,261
Other assets                                      19,003          38,197
                                              ----------      ----------

                                             $38,468,390     $39,955,378
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $       100     $       100
Accounts payable affiliates                    1,424,102       1,251,118
Capital contributions payable (Note D)           329,879         900,481
                                              ----------       ---------
                                               1,754,081       2,151,699
                                              ==========      ==========
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 22,000,000
     authorized BACs; 21,996,102 issued and
     outstanding, as of June 30, 1996         36,812,867      37,891,343

General Partner                                  (99,475)        (88,581)
Unrealized gain (loss) on securities
  available for sale, net                            917             917
                                              ----------      ----------
                                              36,714,309      37,803,679
                                              ----------      ----------
                                             $38,468,390     $39,955,378
                                              ==========      ==========

       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17
                                             ----------------------------
                                               June 30,        March 31,
                                                1996             1996
ASSETS                                       (Unaudited)       (Audited)
                                             -----------       ---------
INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $33,427,494     $34,318,721

OTHER ASSETS
Cash and cash equivalents                        740,006         285,417
Investments                                            -         629,950
Notes receivable                               1,643,475       1,658,475
Deferred acquisition costs
  net of accumulated amortization (Note B)       408,184         415,482
Organization costs, net of
  accumulated amortization (Note B)               80,330          90,262
Other assets                                   1,269,537       1,245,840
                                              ----------      ----------
                                             $37,569,026     $38,644,147
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $         -     $         -
Accounts payable affiliates                    1,169,916       1,021,686
Capital contributions payable (Note D)         2,157,418       2,312,721
                                              ----------      ----------
                                               3,327,334       3,334,407
                                              ----------      ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 22,000,000
     authorized BACs; 21,996,102 issued and
     outstanding, as of June 30, 1996         34,328,954      35,384,872

General Partner                                  (87,262)       ( 76,596)
Unrealized gain (loss) on securities
  available for sale, net                              -           1,464
                                              ----------      ----------
                                              34,241,692      35,309,740
                                              ----------      ----------
                                             $37,569,026     $38,644,147
                                              ==========      ==========



      The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18
                                            ----------------------------
                                               June 30,       March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

   INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $25,461,279     $26,102,954

OTHER ASSETS

   Cash and cash equivalents                     920,555         529,400
   Investments                                   194,120         647,930
   Notes receivable                              536,351         536,351
   Deferred acquisition costs,
     new of accumulated amortization (Note B)    300,542         305,861
   Organization costs, net of
     accumulated amortization (Note B)            72,592          80,280
   Other assets                                    5,514           8,052
                                              ----------      ----------

                                             $27,490,953     $28,210,828
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $     1,750     $     1,751
Accounts payable affiliates                      529,587         434,163
Capital contributions payable (Note D)           812,411         861,315
                                              ----------      ----------
                                               1,343,748       1,297,229
                                              ----------      ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 22,000,000
     authorized BACs; 21,996,102 issued and
     outstanding, as of June 30, 1996         26,194,474      26,953,204

General Partner                                  (48,770)        (41,106)
Unrealized gain (loss) on securities
  available for sale, net                          1,501           1,501
                                              ----------      ----------
                                              26,147,205      26,913,599
                                              ----------      ----------
                                             $27,490,953     $28,210,828
                                              ==========      ==========
          The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 19
                                            ----------------------------
                                               June 30        March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
                                            ------------      ----------
ASSETS

  INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                      $29,735,683     $28,044,693

OTHER ASSETS

  Cash and cash equivalents                    2,730,529       2,551,124
  Investments                                  2,921,330       3,317,108
  Notes receivables                              483,995       2,098,870
  Deferred acquisition costs,
    net of accumulated amortization (Note B)     404,699         696,247
  Organization costs, net of
    accumulated amortization (Note B)            103,603         113,005
  Other assets                                   868,178         836,074
                                              ----------      ----------

                                             $37,248,017     $37,657,121
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
expenses (Note C)                            $     4,845     $     4,501
Accounts payable affiliates                      574,582         482,797
Capital contributions payable (Note D)         5,374,706       5,262,617
                                              ----------      ----------
                                               5,954,133       5,749,915
                                              ----------      ----------
PARTNERS' CAPITAL
   Limited Partners
     Units of limited partnership interest,
     $10 stated value per BAC; 22,000,000
     authorized BACs; 21,996,102 issued and
     outstanding, as of December 31, 1995     31,323,797      31,930,986
General Partner                                  (37,612)        (31,479)
Unrealized gain (loss) on securities
  available for sale, net                          7,699           7,699
                                              ----------      ----------
                                              31,293,884      31,907,206
                                              ----------      ----------
                                             $37,248,017     $37,657,121
                                              ==========       =========
     The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $   142,134   $   215,480
  Miscellaneous income                            -             -
                                         ----------    ----------

                                            142,134       215,480
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,861,444)   (3,195,753)
                                         ----------    ----------

Expenses
  Professional fees                          89,824        23,834
  Fund management fee (Note C)              547,465       618,850
  Amortization                               61,529        44,740
  General and administrative expenses        73,049       103,849
                                         ----------    ----------

                                            771,867       791,273
                                         ----------    ----------


  NET LOSS                              $(4,491,177)  $(3,771,546)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(4,446,265)  $(3,733,831)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (44,912)  $   (37,715)
                                         ==========    ==========

Net loss per BAC                        $      (.99)  $     ( .83)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

          Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 15
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $   2,763     $   7,344
  Miscellaneous income                                 -             -
                                                --------      --------

                                                   2,763         7,344
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (800,082)     (774,763)
                                                --------      --------

Expenses
  Professional fees                               21,689         1,866
  Fund management fee (Note c)                   119,161       126,883
  Amortization                                     9,186         6,558
  General and administrative expenses
    (Note C)                                       8,152        13,251
                                                --------      --------

                                                 158,188       148,558
                                                --------      --------


  NET LOSS                                     $(955,507)    $(915,977)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(945,952)    $(906,817)
                                                ========      ========

Net loss allocated to general
  partner                                      $  (9,555)    $  (9,160)
                                                ========      ========

Net loss per BAC                               $    (.24)    $    (.23)
                                                ========      ========




        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 16
                                             ------------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                           $    17,965   $    21,359
  Miscellaneous income                                -             -
                                             ----------    ----------

                                                 17,965        21,359
                                             ----------    ----------

Share of loss from Operating
  Partnerships                                 (930,907)     (874,194)
                                             ----------    ----------

Expenses
  Professional fees                              16,418         3,054
  Fund management fee (Note C)                  130,625       158,648
  Amortization                                   15,326        16,897
  General and administrative expenses (Note C)   14,059        11,158
                                             ----------    ----------

                                                176,428       189,757
                                               --------    ----------


  NET LOSS                                  $(1,089,370)  $(1,042,592)
                                              =========    ==========

Net loss allocated to limited
  partners                                  $(1,078,476)  $(1,032,167)
                                             ==========    ==========

Net loss allocated to general
  partner                                   $   (10,894)  $   (10,425)
                                             ==========    ==========

Net loss per BAC                            $      (.19)  $      (.19)
                                             ==========    ==========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                             (Unaudited)


                                                     SERIES 17
                                             ------------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $    19,141     $  45,993
  Miscellaneous income                                -             -
                                             ----------      --------

                                                 19,141        45,993
                                             ----------      --------

Share of loss from Operating
  Partnerships                                 (886,292)     (755,529)
                                             ----------      --------

Expenses
  Professional fees                              27,669         5,817
  Fund management fee (Note C)                  147,980       134,847
  Amortization                                   13,820         9,932
  General and administrative expenses (Note C)    9,964        20,467
                                             ----------      --------

                                                199,433       171,063
                                             ----------      --------


  NET LOSS                                  $(1,066,584)    $(880,599)
                                             ==========      ========

Net loss allocated to limited
  partners                                  $(1,055,918)    $(871,793)
                                             ==========      ========

Net loss allocated to general
  partner                                   $   (10,666)    $  (8,806)
                                             ==========      ========

Net loss per BAC                            $      (.21)    $    (.17)
                                             ==========      ========




       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 18
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $  14,504     $  59,514
  Miscellaneous income                                -             -
                                               --------      --------

                                                 14,504        59,514
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (664,669)     (387,516)
                                               --------      --------

Expenses
  Professional fees                               9,351         6,811
  Fund management fee (Note C)                   86,826        93,019
  Amortization                                   10,542         7,689
  General and administrative expenses (Note C)    9,510        20,743
                                               --------      --------

                                                116,229       128,262
                                               --------      --------


  NET LOSS                                    $(766,394)    $(456,264)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(758,730)    $(451,701)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (7,664)    $  (4,563)
                                               ========      ========

Net loss per BAC                              $    (.20)    $    (.12)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended June 30,
                           (Unaudited)

                                                      SERIES 19
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $  87,761     $  81,270
  Miscellaneous income                                -             -
                                               --------      --------

                                                 87,761        81,270
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (579,494)     (403,751)
                                               --------      --------

Expenses
  Professional fees                              14,697         6,286
  Fund management fee (Note C)                   62,873       105,453
  Amortization                                   12,655         9,403
  General and administrative expenses (Note C)   31,364        32,491
                                               --------      --------

                                                121,589       153,633
                                               --------      --------


  NET LOSS                                    $(613,322)    $(476,114)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(607,189)    $(471,353)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (6,133)    $  (4,761)
                                               ========      ========

Net loss per BAC                              $    (.15)    $    (.12)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)

                                           Unrealized Capital
                                              gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----


Partners' capital
(deficit)
April 1, 1996       $153,561,702    $(357,619)    $  11,930    $153,216,013

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -        (1,813)         (1,813)


Net income (loss)     (4,446,265)     (44,912)            -      (4,491,177)
                     -----------     --------     ---------     -----------

Partners' capital
 (deficit),
 June 30, 1996      $149,115,437    $(402,531)  $    10,117    $148,723,023
                     ===========     ========    ==========     ===========


















       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----
Series 15
- ---------
Partners' capital
 (deficit),
 April 1, 1996     $21,401,297     $(119,857)    $       349   $21,281,789

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -            (349)         (349)

Net income (loss)     (945,952)       (9,555)              -      (955,507)
                    ----------      --------      ----------    ----------
Partners' capital
(deficit),
June 30, 1996      $20,455,345     $(129,412)    $         -   $20,325,933
                    ==========      ========      ==========    ==========

Series 16
- ---------
Partners' capital
(deficit),
 April 1, 1996     $37,891,343     $ (88,581)     $      917   $37,803,679

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)   (1,078,476)      (10,894)              -   $(1,089,370)
                     ---------       -------       ---------    ----------
Partners' capital
(deficit),
June 30, 1996       $36,812,867     $(99,475)     $      917   $36,714,309
                      =========      =======       =========    ==========


        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----
Series 17
- ---------
Partners' capital
 (deficit),
 April 1, 1996     $35,384,872     $ (76,596)     $    1,464   $35,309,740

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -          (1,464)       (1,464)

Net income (loss)   (1,055,918)      (10,666)              -    (1,066,584)
                    ----------      --------       ---------    ----------
Partners' capital
(deficit),
June 30, 1996      $34,328,954     $ (87,262)     $        -   $34,241,692
                    ==========      ========       =========    ==========
Series 18
- ---------
Partners' capital
(deficit),
 April 1, 1996     $26,953,204     $ (41,106)     $    1,501   $26,913,599

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)     (758,730)       (7,664)              -      (766,394)
                     ---------       -------       ---------    ----------
Partners' capital
(deficit),
June 30, 1996       $26,194,474     $(48,770)     $    1,501   $26,147,205
                      =========      =======       =========    ==========


       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1996
                                 (Unaudited)



                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----


Series 19
- ---------

Partners' capital
 (deficit),
 April 1, 1996     $31,930,986     $ (31,479)    $     7,699   $31,907,206

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)     (607,189)       (6,133)              -      (613,322)
                    ----------      --------      ----------    ----------
Partners' capital
(deficit),
June 30, 1996      $31,323,797     $ (37,612)    $     7,699   $31,293,884
                    ==========      ========      ==========    ==========

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:

    Net loss                              $(4,491,177)   $(3,771,546)
    Adjustments
       Distributions from Operating
         Partnerships                           4,218          5,019
       Amortization                            61,529         44,740
       Share of loss from Operating
         Partnerships                       3,861,444      3,195,753
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses         (67,156)        11,207
        Decrease (Increase) in accounts
         receivable                            48,149      1,579,628
       Decrease (Increase) in accounts
         payable affiliates                   645,430        645,588
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                62,437      1,710,389
                                           ----------     ----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     operating Partnerships acquired or
       to acquire                              15,000        (45,571)
     Capital contributions paid to
       Operating Partnerships              (2,681,665)   (10,501,309)
     Advances to Operating Partnerships     1,982,839        105,095
     Investments                            1,708,650      4,671,801
                                           ----------    -----------
         Net cash (used in) provided by
           investing activities             1,024,824     (5,769,984)
                                           ----------     ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                               1996           1995
                                               ----           ----

Continued
- ---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                  17,299            742
                                           ----------     ----------
         Net cash (used in) provided by
          financing activity                   17,299            742
                                           ----------     ----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                 1,104,560     (4,058,853)
                                           ----------     ----------

Cash and cash equivalents, beginning        4,958,860     10,181,096
                                           ----------     ----------

Cash and cash equivalents, ending         $ 6,063,420    $ 6,122,243
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activites:
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $ 1,984,974    $         -
                                           ==========     ==========










       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 15
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

   Net loss                                 $(955,507)    $(915,977)
    Adjustments
       Distributions from Operating
         Partnerships                            1,096         2,670
       Amortization                              9,186         6,558
       Share of loss from Operating
         Partnerships                          800,082       774,763
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses          (67,501)        2,433
       Decrease (Increase) in accounts
         receivable                                934        75,866
       Decrease (Increase) in accounts
         payable affiliates                    137,007       137,004
                                              --------      --------
         Net cash provided by (used in)
           operating activities                (74,703)       83,317
                                              --------      --------
Cash flows from investing activities:

     Acquisiton costs repaid (paid) for
     Operating Partnerships acquiared or
       to acquire                                2,640        (5,891)
     Capital contributions paid to Operating
       Partnerships                            (13,438)     (510,895)
     Advances to Operating Partnerships        (31,920)       67,500
     Investments                               151,594        15,116
                                              --------      --------
         Net cash used in investing
           activities                          108,876      (434,170)
                                              --------      --------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                                     Series 15
                                              ----------------------
                                                1996          1995
                                                ----          ----
Continued
- ---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                              --------      --------
         Net cash (used in) provided by
           financing activity                        -             -
                                              --------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 34,173      (350,853)


Cash and cash equivalents, beginning           163,428       976,876
                                              --------      --------

Cash and cash equivalents, ending            $ 197,601     $ 626,023
                                              ========      ========

Supplemental schedule of noncash investing
  and financing activities
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $       -    $        -
                                              ========     =========











     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 16
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,089,370)  $(1,042,592)
    Adjustments
       Distributions from Operating
         Partnerships                              652         2,349
       Amortization                             15,326        11,158
       Share of loss from Operating
         Partnerships                          930,907       874,194
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -         1,893
       Decrease (Increase) in accounts
         receivable                              1,895       (12,367)
       Decrease (Increase) in accounts
         payable affiliates                    172,984       172,860
                                            ----------    ----------
         Net cash provided by (used in)
           operating activities                 32,394         7,495
                                            ----------    ----------
Cash flows from investing activities:

     Acquisiton costs repaid (paid) for
     Operating Partnerships acquiared or
       to acquire                                3,700       (24,275)
     Capital contributions paid to Operating
       Partnerships                           (570,602)   (1,023,950)
     Advances to Operating Partnerships        483,465        (1,000)
     Investments                                78,982       294,080
                                            ----------    ----------
         Net cash used in investing
           activities                            4,455      (755,145)
                                            ----------    ----------

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)




                                                     Series 16
                                             -----------------------
                                                1996         1995
                                                ----         -----
Continued
- ---------

Cash flows from financing activity:

       Credit adjusters received from
       Operating Partnerships                   17,299             -
                                             ---------    ----------
         Net cash (used in) provided by
           financing activity                   17,299             -
                                             ---------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 45,238      (747,650)


Cash and cash equivalents, beginning         1,429,491     2,757,494
                                            ----------    ----------

Cash and cash equivalents, ending          $ 1,474,729   $ 2,009,844
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $         -
                                            ==========    ==========










     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 17
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,066,584)  $  (880,599)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                             13,820         9,932
       Share of loss from Operating
         Partnerships                          886,292       755,529
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -         2,016
       Decrease (Increase) in accounts
         receivable                             26,886        15,367
       Decrease (Increase) in accounts
         payable affiliates                    148,230       134,847
                                            ----------    ----------
         Net cash provided by (used in)
           operating activities                  8,644        37,092
                                            ----------    ----------
Cash flows from investing activities:

     Acquisiton costs repaid (paid) for
     Operating Partnerships acquiared or
       to acquire                                3,410        (9,592)
     Capital contributions paid to Operating
       Partnerships                           (150,370)   (1,037,360)
     Advances to Operating Partnerships        (35,581)            -
     Investments                               628,486       209,870
                                            ----------    ----------
         Net cash used in investing
           activities                          445,945      (837,082)
                                            ----------    ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                                    Series 17
                                            ------------------------
                                               1996          1995
                                               ----          ----
Continued
- ---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -           742
                                            ----------    ----------
         Net cash (used in) provided by
           financing activity                        -           742
                                            ----------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                454,589      (799,248)


Cash and cash equivalents, beginning           285,417     1,690,922
                                            ----------    ----------

Cash and cash equivalents, ending          $   740,006   $   891,674
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $ 1,984,974   $         -
                                            ==========    ==========











     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 18
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                                 $(766,394)  $  (456,264)
    Adjustments
       Distributions from Operating
         Partnerships                            2,470             -
       Amortization                             10,542         7,689
       Share of loss from Operating
         Partnerships                          664,669       387,516
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses                -         2,432
       Decrease (Increase) in accounts
         receivable                              2,538     1,496,894
       Decrease (Increase) in accounts
         payable affiliates                     95,424        95,424
                                              --------    ----------
         Net cash provided by (used in)
           operating activities                  9,249     1,533,691
                                              --------    ----------
Cash flows from investing activities:

     Acquisiton costs repaid (paid) for
     Operating Partnerships acquiared or
       to acquire                                2,465        (1,603)
     Capital contributions paid to Operating
       Partnerships                            (74,369)   (4,140,986)
     Advances to Operating Partnerships              -       178,595
     Investments                               453,810       918,744
                                              --------    ----------
         Net cash used in investing
           activities                          381,906    (3,045,250)
                                              --------    ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                                      Series 18
                                             -----------------------
                                                1996         1995
                                                ----         ----
Continued
- ---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                              --------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                              --------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                391,155    (1,511,559)


Cash and cash equivalents, beginning           529,400     1,813,653
                                              --------    ----------

Cash and cash equivalents, ending            $ 920,555   $   302,094
                                              ========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $       -    $        -
                                              ========     =========











     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 19
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $  (613,322)  $  (476,114)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                             12,655         9,403
       Share of loss from Operating
         Partnerships                          579,494       403,751
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              345         2,433
       Decrease (Increase) in accounts
         receivable                             15,896         3,868
       Decrease (Increase) in accounts
         payable affiliates                     91,785       105,453
                                            ----------    ----------
         Net cash provided by (used in)
           operating activities                 86,853        48,794
                                            ----------    ----------
Cash flows from investing activities:

     Acquisiton costs repaid (paid) for
     Operating Partnerships acquiared or
       to acquire                                2,785        (4,210)
     Capital contributions paid to Operating
       Partnerships                         (1,872,886)   (3,788,118)
     Advances to Operating Partnerships      1,566,875      (140,000)
     Investments                               395,778     3,233,991
                                            ----------    ----------
         Net cash used in investing
           activities                           92,552      (698,337)
                                              --------     ---------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)




                                                   Series 19
                                            ------------------------
                                              1996          1995
                                              ----          ----

Continued
- ---------

Cash flows from financing activity:

     Sales and registration costs paid               -             -
     Credit adjusters received from
       Operating Partnerships                        -             -
                                            ----------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                            ----------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                179,405      (649,543)


Cash and cash equivalents, beginning         2,551,124     2,942,151
                                            ----------    ----------

Cash and cash equivalents, ending          $ 2,730,529   $ 2,292,608
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $         -
                                            ==========    ==========








     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)


NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund III L.P. (the "Fund") was formed under the laws of the State of Delaware as of September 19, 1991 for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). The general partner of the Fund is Boston Capital Associates III L.P., a Delaware limited partnership. Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the general partner. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner. The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series. On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on June 26, 1992, December 28, 1992, June 17, 1993, September 22, 1993, and December 17, 1993, respectively. The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of
Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000;
and 4,080,000 of Series 19 BACs, for a total of $40,800,000. The partnership issued the last BACs in Series 19 on December 17, 1993. This concluded the Public Offering of the Fund.

                 Boston Capital Tax Credit Fund III L.P.

                               June 30, 1996
                                (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 1996 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investment Securities
- ---------------------
The Fund has determined that all of it's investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise. These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of June 30, 1996 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $3,421,187

  Due after one year                     -
                                 ---------
  Total                         $3,421,187
                                 =========

The fair market value of the securities is $3,431,304. The difference being an unrealized gain on securities available for sale of $10,117, as of June 30, 1996.

                  Boston Capital Tax Credit Fund III L.P.

                               June 30, 1996
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
- ------------
The Fund amortizes organizational costs over 60 months. As of June 30, 1996 and 1995 the Fund has accumulated organization amortization totalling
$490,648 and $401,170 respectively. The breakdown of accumulated organization amortization within the Fund as of June 30, 1996 and 1995 is as follows:

                               1996           1995
                               ----           ----
              Series 15      $147,403       $121,172
              Series 16       149,806        105,176
              Series 17       125,558         85,829
              Series 18        77,704         46,949
              Series 19        79,656         42,044
                              -------        -------
                             $580,127       $401,170
                              =======        =======

On July 1, 1995, the Fund began amortizing unallocated acquisiton costs over 330 months from April 1, 1995. As of June 30, 1996 the Fund has accumulated unallocated acquisition amortization totalling $84,639. The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 1996 for Series 15, Series 16, Series 17, Series 18, and Series 19 is $13,239, $21,070, $19,566, $14,397 and $16,367, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Communications Limited Partnership as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended June 30, 1996 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                             June 30, 1996
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Communications Limited Partnership. The fund management fees accrued for the quarter ended June 30, 1996 and 1995 are as follows:


                               1996            1995
                               ----            ----
              Series 15      $138,004       $126,883
              Series 16       172,968        158,648
              Series 17       148,230        134,847
              Series 18        95,424         93,019
              Series 19        91,785        105,453
                              -------        -------
                             $646,411       $618,850
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 1996 and 1995, the Fund had limited partnership interests in 242 and 239 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 1996 and 1995 is as follows:

                               1996           1995
                               ----           ----
              Series 15         68             68
              Series 16         65             64
              Series 17         49             48
              Series 18         34             34
              Series 19         26             25
                               ---            ---
                               242            239
                               ===            ===

                  Boston Capital Tax Credit Fund III L.P.

                             June 30, 1996
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 1996 and 1995 are as follows:

                                 1996           1995
                                 ----           ----
              Series 15      $   189,312    $   967,412
              Series 16          329,879      2,549,122
              Series 17        2,157,418      3,544,092
              Series 18          812,411      3,302,209
              Series 19        5,374,706      9,841,044
                              ----------     ----------
                             $ 8,863,726    $20,203,879
                              ==========     ==========

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1996.

                 Boston Capital Tax Credit Fund III L.P.

                              June 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                 Series 15
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                              $2,244,698       $2,071,181
   Interest and other                     117,134          152,873
                                        ---------        ---------
                                        2,361,832        2,224,054
                                        ---------        ---------
Expenses
  Interest                                789,249          765,553
  Depreciation and amortization         1,019,191          944,334
  Operating expenses                    1,376,981        1,296,756
                                        ---------        ---------

                                       $3,185,421        3,006,643
                                        ---------        ---------

          NET LOSS                     $ (823,589)      $ (782,589)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                             $ (800,082)      $ (774,763)
                                        =========        =========

Net loss allocated to other
  partners                             $  (8,236)       $   (7,826)
                                        =========        =========

Net loss suspended                     $  (15,271)      $        -
                                        =========        =========

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

                 Boston Capital Tax Credit Fund III L.P.

                             June 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                              (Unaudited)

                                                Series 16
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                              $2,971,994       $2,721,019
   Interest and other                     228,830          198,549
                                        ---------        ---------
                                        3,200,824        2,919,568
                                        ---------        ---------
Expenses
  Interest                              1,088,390          947,781
  Depreciation and amortization         1,291,126        1,262,450
  Operating expenses                    1,761,618        1,592,361
                                        ---------        ---------
                                        4,141,134        3,802,592
                                        ---------        ---------

          NET LOSS                     $ (940,310)      $ (883,024)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                             $ (930,907)      $ (874,194)
                                        =========        =========

Net loss allocated to other
  partners                             $   (9,403)      $   (8,830)
                                        =========        =========

                 Boston Capital Tax Credit Fund III L.P.

                              June 30, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three Months ended March 31,
                             (Unaudited)

                                                  Series 17
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                              $2,671,852       $2,304,402
   Interest and other                      92,198          261,537
                                        ---------        ---------
                                        2,764,050        2,565,939
                                        ---------        ---------
Expenses
  Interest                              1,126,590        1,051,962
  Depreciation and amortization           955,759          822,382
  Operating expenses                    1,576,946        1,454,755
                                        ---------        ---------
                                        3,659,295        3,329,099
                                        ---------        ---------

          NET LOSS                     $ (895,245)      $ (763,160)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                             $ (886,292)      $ (755,529)
                                        =========        =========

Net loss allocated to other
  partners                             $   (8,953)      $   (7,631)
                                        =========        =========

                Boston Capital Tax Credit Fund III L.P.

                           June 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                  Series 18
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                              $1,426,154       $1,009,808
   Interest and other                      54,444           71,326
                                        ---------        ---------
                                        1,480,598        1,081,134
                                        ---------        ---------
Expenses
  Interest                                531,238          281,197
  Depreciation and amortization           669,337          604,503
  Operating expenses                      951,406          586,864
                                        ---------        ---------

                                        2,151,981        1,472,564
                                        ---------        ---------

          NET LOSS                     $ (671,383)      $ (391,430)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credut Fund
  III L.P.                             $ (664,669)      $ (387,516)
                                        =========        =========

Net loss allocated to other
  partners                             $   (6,714)      $   (3,914)
                                        =========        =========

                 Boston Capital Tax Credit Fund III L.P.

                             June 30, 1996
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                                  Series 19
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                              $1,923,243        $ 614,555
   Interest and other                      52,937           26,157
                                        ---------        ---------

                                        1,976,180          640,712
                                        ---------        ---------
Expenses
  Interest                                780,296          288,064
  Depreciation and amortization           555,958          245,818
  Operating expenses                    1,225,273          514,660
                                        ---------        ---------

                                        2,561,527        1,048,542
                                        ---------        ---------

          NET LOSS                     $ (585,347)       $(407,830)
                                        =========         ========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                             $ (579,494)       $(403,751)
                                        =========         ========

Net loss allocated to other
  partners                             $   (5,853)       $  (4,079)
                                        =========         ========

                         Boston Capital Tax Credit Fund III L.P.

                                      June 30, 1996
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

When comparing the results of operations from the operating partnerships for the three months ended March 31, 1996 and March 31, 1995 numerous variances, some material innature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years as the Fund becomes fully acquired and Operating Partnerships experience stabilized operations.

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 1997 is expected to differ from its loss for financial reporting purposes primarily due to accounting differences in depreciation incurred by the Operating Partnerships. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Liquidity
- ---------
The Fund's primary source of funds is the proceeds of its Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on Working Capital Reserves and (ii) cash distributions from operations of the operating Partnerships in which the Fund has and will invest. Interest income is expected to decrease over the life of the Fund as capital contributions are paid to the Operating
Partnerships and Working Capital Reserves are expended.    The Fund does not
anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient
levels of liquidity to meet the third party obligations of the Fund.   The
Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations.

Capital Resources
- -----------------
The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 24, 1992. The Fund received $38,705,000, $54,293,000, $50,000,000, $36,162,000 and $40,800,000
representing 3,870,500, 5,429,402, 5,000,000, 3,616,200 and 4,080,000 BACs
from investors admitted as BAC Holders in Series 15, Series 16, Series 17, Series 18, and Series 19, respectively. The Public Offering was completed on December 17, 1993.

(Series 15) The Fund commenced offering BACs in Series 15 on January 24, 1992. Offers and sales of BACs in Series 15 were completed on June 26, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,256,434.

During the quarter ended June 30, 1996, $31,920 of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $189,312 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 1996.

(Series 16) The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 65 Operating Partnerships in the amount of $39,612,278.

During the quarter ended June 30, 1996, $570,602 of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $329,879 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 1996.

(Series 17) The Fund commenced offering BACs in Series 17 on January 24, 1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,543,773.

During the quarter ended June 30, 1996, $150,370 of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $740,006 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of June 30, 1996.

(Series 18) The Fund commenced offering BACs in Series 18 on June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,416,739.

During the quarter ended June 30, 1996 $574,369 of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $812,411 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 1996.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,403,044.

During the quarter ended June 30, 1996 $1,872,886 of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceedsin the amount of $5,374,706 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 1996.

Results of Operations
- ---------------------
As of June 30, 1996 and 1995 the Fund held limited partnership interests in 242 and 239 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partnerbelieves that there is adequate casualty insurance on the properties.

The results of operations for future periods are likely to vary from those for the period ended June 30, 1996 as one series continues to use the funds raised to invest in partnership interests of additional Operating
Partnerships.   The losses from Operating Partnerships reported for
this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating Partnerships are in the construction and/or lease-up phases.

The Fund incurred a fund management fee to Boston Capital Communications Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid or payable by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 1996 for Series 15, Series 16, Series 17, Series 18 and
Series 19 were $134,135, $164,995, $132,847, $96,396, and $105,453, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15) As of June 30, 1996 and 1995, the average qualified occupancy for the series was 99.2% and 97.8%, respectively. The series had a total of 68 properties at June 30, 1996. Out of the total 67 were at 100% qualified occupancy.

For the three months being reported Series 15 reflects a net loss from Operating Partnerships of $800,082. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $219,109. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 16) As of June 30, 1996 and 1995, the average qualified occupancy for the series was 100% and 99.6%, respectively. The series had a total of 65 properties at June 30, 1996 all of which were at 100% qualified occupancy.

For the three months being reported Series 16 reflects a net loss from Operating Partnerships of $940,310. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $360,219. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 17) As of June 30, 1996 and 1995, the average qualified occupancy for the series was 99.6% and 98.5%, respectively. The series had a total of 49 properties at June 30, 1996. Out of the total 47 had 100% qualified occupancy.

For the three months being reported Series 17 reflects a net loss from Operating Partnerships of $886,292. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $69,467. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 18) As of June 30, 1996 and 1995 the average qualified occupancy for the series was 100% and 95.4% respectively. The series had a total of 34 properties at June 30, 1996 all of which were at 100% qualified occupancy.

For the three months being reported Series 18 reflects a net loss from Operating Partnerships of $664,669. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $4,688. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 19) As of June 30, 1996 and 1995 the average qualified occupancy for the series was 98.3% and 86.7% respectively. The series had a total of 26 properties at June 30, 1996. Out of the total 23 had 100% qualified occupancy and 2 were in initial lease-up. The series also had 1 property that was still under construciton at June 30, 1996.

For the three months being reported Series 19 reflects a net loss from Operating Partnerships of $585,347. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $29,389. This is an interim period estimate; it is not necessarily indicative of the final year end results.

                               PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None

         (b)  Reports on Form 8-K

         None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  August 13, 1996          By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal Financial
                                     Officer