Form 10-Q
period 1996-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1996-11-15
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1996
                                     ------------------
                                             or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

Commission file number    0-21718
                          -------

             BOSTON CAPITAL TAX CREDIT FUND III L.P.
-----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                           52-1749505
--------------------------------    -----------------------------
 (State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100,  Boston, Massachusetts   02108
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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                            September 30,         March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
ASSETS                                      ------------         ------------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $142,458,729        $147,259,013

OTHER ASSETS
Cash and cash equivalents                      3,847,193           4,958,860
Investments                                    3,429,115           5,141,767
Notes receivable                               2,364,826           4,962,160
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,791,865           2,144,343
Organization costs, net of
  accumulated amortization (Note B)              309,562             399,040
Other assets                                   1,855,337           2,420,327
                                             -----------         -----------
                                            $156,056,627        $167,285,510
                                             ===========         ===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $      6,054        $     75,208
Accounts payable affiliates                    5,743,638           4,454,405
Capital contributions payable (Note D)         5,768,810           9,539,884
                                             -----------         -----------
                                              11,518,502          14,069,497
                                             -----------         -----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of September 30, 1996      144,972,387         153,561,702
General Partner                                 (444,379)           (357,619)
Unrealized gain (loss)
  on securities available for sale, net           10,117              11,930
                                             -----------         -----------
                                             144,538,125         153,216,013
                                             -----------         -----------
                                            $156,056,627        $167,285,510
                                             ===========         ===========

       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15
                                           ----------------------------
                                             September 30,    March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
ASSETS                                       -----------      ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $20,209,949      $21,718,070

OTHER ASSETS
Cash and cash equivalents                      149,429          163,428
Investments                                          -          151,943
Notes receivable                               185,000          185,000
Deferred acquisition costs,
  net of accumulated amortization (Note B)     273,303          281,199
Organization costs, net of
  accumulated amortization (Note B)             13,116           26,232
Other assets                                   336,379          292,164
                                            ----------       ----------
                                           $21,167,176      $22,818,036
                                            ==========       ==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     1,145      $    68,856
Accounts payable affiliates                  1,538,661        1,264,641
Capital contributions payable (Note D)         189,312          202,750
                                            ----------       ----------
                                             1,729,118        1,536,247
                                            ----------       ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of September 30, 1996     19,576,349       21,401,297
General Partner                               (138,291)        (119,857)
Unrealized gain (loss) on securities
  available for sale, net                            -              349
                                            ----------       ----------
                                            19,438,058       21,281,789
                                            ----------       ----------
                                           $21,167,176      $22,818,036
                                            ==========       ==========

         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16
                                            ----------------------------
                                             September 30,     March 31,
                                                1996             1996
                                             (Unaudited)       (Audited)
ASSETS                                       -----------       ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $35,465,009     $37,074,575

OTHER ASSETS
Cash and cash equivalents                      1,343,065       1,429,491
Investments                                      315,771         394,836
Notes receivable                                       -         483,464
Deferred acquisition costs
  net of accumulated amortization (Note B)       438,146         445,554
Organization costs, net of
  accumulated amortization (Note B)               66,946          89,261
Other assets                                       8,819          38,197
                                              ----------      ----------
                                             $37,637,756     $39,955,378
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $       100
Accounts payable affiliates                    1,597,070       1,251,118
Capital contributions payable (Note D)           155,225         900,481
                                              ----------      ----------
                                               1,752,295       2,151,699
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of September 30, 1996       35,992,307      37,891,343
General Partner                                 (107,763)        (88,581)
Unrealized gain (loss) on securities
  available for sale, net                            917             917
                                              ----------      ----------
                                              35,885,461      37,803,679
                                              ----------      ----------
                                             $37,637,756     $39,955,378
                                              ==========      ==========

       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17
                                             ----------------------------
                                             September 30,     March 31,
                                                1996             1996
                                             (Unaudited)       (Audited)
ASSETS                                       -----------       ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $32,348,043     $34,318,721

OTHER ASSETS
Cash and cash equivalents                        669,493         285,417
Investments                                            -         629,950
Notes receivable                               1,643,475       1,658,475
Deferred acquisition costs
  net of accumulated amortization (Note B)       404,297         415,482
Organization costs, net of
  accumulated amortization (Note B)               70,397          90,262
Other assets                                   1,247,908       1,245,840
                                              ----------      ----------
                                             $36,383,613     $38,644,147
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $         -
Accounts payable affiliates                    1,311,264       1,021,686
Capital contributions payable (Note D)         2,090,611       2,312,721
                                              ----------      ----------
                                               3,401,875       3,334,407
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of September 30, 1996       33,081,599      35,384,872
General Partner                                  (99,861)       ( 76,596)
Unrealized gain (loss) on securities
  available for sale, net                              -           1,464
                                              ----------      ----------
                                              32,981,738      35,309,740
                                              ----------      ----------
                                             $36,383,613     $38,644,147
                                              ==========      ==========

      The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18
                                            ----------------------------
                                            September 30,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
ASSETS                                      ------------      ----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $24,868,298     $26,102,954

OTHER ASSETS
Cash and cash equivalents                        829,327         529,400
Investments                                      193,938         647,930
Notes receivable                                 536,351         536,351
Deferred acquisition costs,
  new of accumulated amortization (Note B)       297,689         305,861
Organization costs, net of
  accumulated amortization (Note B)               64,903          80,280
Other assets                                       1,716           8,052
                                              ----------      ----------
                                             $26,792,222     $28,210,828
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $       130     $     1,751
Accounts payable affiliates                      625,011         434,163
Capital contributions payable (Note D)           756,295         861,315
                                              ----------      ----------
                                               1,381,436       1,297,229
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of September 30, 1996       25,465,419      26,953,204
General Partner                                  (56,134)        (41,106)
Unrealized gain (loss) on securities
  available for sale, net                          1,501           1,501
                                              ----------      ----------
                                              25,410,786      26,913,599
                                              ----------      ----------
                                             $26,792,222     $28,210,828
                                              ==========      ==========

      The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 19
                                            ----------------------------
                                            September 30,     March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
ASSETS                                      ------------      ----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $29,567,430     $28,044,693

OTHER ASSETS
Cash and cash equivalents                        855,879       2,551,124
Investments                                    2,919,406       3,317,108
Notes receivables                                      -       2,098,870
Deferred acquisition costs,
  net of accumulated amortization (Note B)       378,430         696,247
Organization costs, net of
  accumulated amortization (Note B)               94,200         113,005
Other assets                                     260,515         836,074
                                              ----------      ----------
                                             $34,075,860     $37,657,121
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                          $     4,779     $     4,501
Accounts payable affiliates                      671,632         482,797
Capital contributions payable (Note D)         2,577,367       5,262,617
                                              ----------      ----------
                                               3,253,778       5,749,915
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of September 30, 1995       30,856,713      31,930,986
General Partner                                  (42,330)        (31,479)
Unrealized gain (loss) on securities
  available for sale, net                          7,699           7,699
                                              ----------      ----------
                                              30,822,082      31,907,206
                                              ----------      ----------
                                             $34,075,860     $37,657,121
                                              ==========       =========

     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $    82,820   $   257,904
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,406,060)   (2,861,502)
                                         ----------    ----------

Expenses
  Professional fees                         171,115       183,392
  Fund management fee (Note C)              558,446       609,863
  Amortization                               61,575        78,640
  General and administrative expenses        70,524        60,541
                                         ----------    ----------
                                            861,660       932,436
                                         ----------    ----------

  NET LOSS                              $(4,184,900)  $(3,536,034)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(4,143,051)  $(3,500,674)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (41,849)  $   (35,360)
                                         ==========    ==========

Net loss per BAC                        $      (.93)  $     ( .66)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 15
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $   1,120     $  10,531
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (708,211)     (719,819)
                                                --------      --------

Expenses
  Professional fees                               37,105        42,673
  Fund management fee (Note C)                   125,913       126,173
  Amortization                                     9,186        11,863
  General and administrative expenses              8,582         6,190
                                                --------      --------
                                                 180,786       186,899
                                                --------      --------

  NET LOSS                                     $(887,877)    $(896,187)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(878,998)    $(887,225)
                                                ========      ========

Net loss allocated to general
  partner                                      $  (8,879)    $  (8,962)
                                                ========      ========

Net loss per BAC                               $    (.22)    $    (.23)
                                                ========      ========




        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 16
                                             ------------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                             $  14,142     $  24,164
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (645,998)     (700,127)
                                               --------      --------

Expenses
  Professional fees                              33,908        54,372
  Fund management fee (Note C)                  131,130       162,195
  Amortization                                   15,372        19,651
  General and administrative expenses            16,582         9,161
                                               --------      --------
                                                196,992       245,379
                                               --------      --------

  NET LOSS                                    $(828,848)    $(921,342)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(820,560)    $(912,129)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (8,288)    $  (9,213)
                                               ========      ========

Net loss per BAC                              $    (.15)    $    (.17)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                             (Unaudited)


                                                     SERIES 17
                                             ------------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $     4,710     $  54,601
                                             ----------      --------

Share of loss from Operating
  Partnerships                               (1,082,278)     (644,895)
                                             ----------      --------

Expenses
  Professional fees                              41,418        35,380
  Fund management fee (Note C)                  116,959       128,618
  Amortization                                   13,820        17,706
  General and administrative expenses            10,190        13,162
                                             ----------      --------
                                                182,387       194,866
                                             ----------      --------

  NET LOSS                                  $(1,259,955)    $(785,160)
                                             ==========      ========

Net loss allocated to limited
  partners                                  $(1,247,355)    $(777,308)
                                             ==========      ========

Net loss allocated to general
  partner                                   $   (12,600)    $  (7,852)
                                             ==========      ========

Net loss per BAC                            $      (.25)    $    (.02)
                                             ==========      ========




       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 18
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $   9,297     $  66,411
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (618,443)     (391,052)
                                               --------      --------

Expenses
  Professional fees                              19,874        28,146
  Fund management fee (Note C)                   88,144        92,424
  Amortization                                   10,542        13,460
  General and administrative expenses             8,713        11,490
                                               --------      --------
                                                127,273       145,520
                                               --------      --------

  NET LOSS                                    $(736,419)    $(470,161)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(729,055)    $(465,459)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (7,364)    $  (4,702)
                                               ========      ========

Net loss per BAC                              $    (.20)    $    (.13)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 19
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $  53,551     $ 102,197
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (351,130)     (405,609)
                                               --------      --------

Expenses
  Professional fees                              38,810        22,821
  Fund management fee (Note C)                   96,300       100,453
  Amortization                                   12,655        15,960
  General and administrative expenses            26,457        20,538
                                               --------      --------
                                                174,222       159,772
                                               --------      --------

  NET LOSS                                    $(471,801)    $(463,184)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(467,083)    $(458,552)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (4,718)    $  (4,632)
                                               ========      ========

Net loss per BAC                              $    (.11)    $    (.11)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $   224,955   $   473,386
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (7,267,504)   (6,057,255)
                                         ----------    ----------

Expenses
  Professional fees                         260,940       207,226
  Fund management fee (Note C)            1,105,911     1,228,713
  Amortization                              123,103       123,379
  General and administrative expenses       143,572       164,392
                                         ----------    ----------
                                          1,633,526     1,723,710
                                         ----------    ----------

  NET LOSS                              $(8,676,075)  $(7,307,579)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(8,589,314)  $(7,234,502)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (86,761)  $   (73,077)
                                         ==========    ==========

Net loss per BAC                        $     (1.95)  $     (1.34)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

               Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 15
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                            $     3,883   $    17,876
                                               ---------     ---------

Share of loss from Operating
  Partnerships                                (1,508,293)  $(1,494,582)
                                               ---------     ---------

Expenses
  Professional fees                               58,793        44,540
  Fund management fee (Note c)                   245,074       253,056
  Amortization                                    18,371        18,421
  General and administrative expenses             16,734        19,441
                                               ---------     ---------
                                                 338,972       335,458
                                               ---------     ---------

  NET LOSS                                   $(1,843,382)  $(1,812,164)
                                               =========     =========

Net loss allocated to limited
  partners                                   $(1,824,948)  $(1,794,042)
                                               =========     =========

Net loss allocated to general
  partner                                    $   (18,434)  $   (18,122)
                                               =========     =========

Net loss per BAC                             $      (.47)  $      (.46)
                                               =========     =========




        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 16
                                             ------------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                           $    32,107   $    45,523
                                             ----------    ----------

Share of loss from Operating
  Partnerships                               (1,576,905)   (1,574,321)
                                             ----------    ----------

Expenses
  Professional fees                              50,327        57,426
  Fund management fee (Note C)                  261,755       320,843
  Amortization                                   30,698        30,808
  General and administrative expenses            30,640        26,059
                                             ----------    ----------
                                                373,420       435,136
                                             ----------    ----------

  NET LOSS                                  $(1,918,218)  $(1,963,934)
                                              =========    ==========

Net loss allocated to limited
  partners                                  $(1,899,036)  $(1,944,294)
                                             ==========    ==========

Net loss allocated to general
  partner                                   $   (19,182)  $   (19,640)
                                             ==========    ==========

Net loss per BAC                            $      (.35)  $      (.36)
                                             ==========    ==========




       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                             (Unaudited)


                                                     SERIES 17
                                             ------------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $    23,852   $   100,595
                                             ----------     ---------

Share of loss from Operating
  Partnerships                               (1,968,570)   (1,400,424)
                                             ----------     ---------

Expenses
  Professional fees                              69,088        41,197
  Fund management fee (Note C)                  264,939       263,465
  Amortization                                   27,639        27,639
  General and administrative expenses            20,154        33,629
                                             ----------     ---------
                                                381,820       365,930
                                             ----------     ---------

  NET LOSS                                  $(2,326,538)  $(1,665,759)
                                             ==========     =========

Net loss allocated to limited
  partners                                  $(2,303,273)  $(1,649,101)
                                             ==========     =========

Net loss allocated to general
  partner                                   $   (23,265)  $   (16,658)
                                             ==========     =========

Net loss per BAC                            $      (.46)  $      (.03)
                                             ==========     =========




       The accompanying notes are an integral part of these statements.

                      Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                        Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 18
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $    23,801     $ 125,925
                                             ----------      --------

Share of loss from Operating
  Partnerships                               (1,283,112)     (778,568)
                                             ----------      --------

Expenses
  Professional fees                              29,225        34,957
  Fund management fee (Note C)                  174,970       185,443
  Amortization                                   21,084        21,148
  General and administrative expenses            18,223        32,234
                                             ----------      --------
                                                243,502       273,782
                                             ----------      --------

  NET LOSS                                  $(1,502,813)    $(926,425)
                                             ==========      ========

Net loss allocated to limited
  partners                                  $(1,487,785)    $(917,161)
                                             ==========      ========

Net loss allocated to general
  partner                                   $   (15,028)    $  (9,264)
                                             ==========      ========

Net loss per BAC                            $      (.41)    $    (.26)
                                             ==========      ========




       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                           (Unaudited)

                                                      SERIES 19
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $   141,312     $ 183,467
                                             ----------      --------

Share of loss from Operating
  Partnerships                                 (930,624)     (809,360)
                                             ----------      --------

Expenses
  Professional fees                              53,507        29,106
  Fund management fee (Note C)                  159,173       205,906
  Amortization                                   25,311        25,363
  General and administrative expenses            57,821        53,029
                                             ----------      --------
                                                295,812       313,404
                                             ----------      --------

  NET LOSS                                  $(1,085,124)    $(939,297)
                                             ==========      ========

Net loss allocated to limited
  partners                                  $(1,074,273)    $(929,904)
                                             ==========      ========

Net loss allocated to general
  partner                                   $   (10,851)    $  (9,393)
                                             ==========      ========

Net loss per BAC                            $      (.26)    $    (.23)
                                             ==========      ========





       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                   Six Months Ended September 30, 1996
                                 (Unaudited)

                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----


Partners' capital
(deficit)
April 1, 1996       $153,561,702    $(357,619)    $  11,930    $153,216,013

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -        (1,813)         (1,813)


Net income (loss)     (8,589,315)     (86,760)            -      (8,676,075)
                     -----------     --------     ---------     -----------

Partners' capital
 (deficit),
 September 30, 1996 $144,972,387    $(444,379)  $    10,117    $144,538,125
                     ===========     ========    ==========     ===========

















       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----
Series 15
---------
Partners' capital
 (deficit),
 April 1, 1996     $21,401,297    $ (119,857)    $       349   $21,281,789

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -            (349)         (349)

Net income (loss)   (1,824,948)      (18,434)              -    (1,843,382)
                    ----------      --------      ----------    ----------
Partners' capital
(deficit),
September 30, 1996 $19,576,349    $ (138,291)    $         -   $19,438,058
                    ==========      ========      ==========    ==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1996     $37,891,343    $  (88,581)     $      917   $37,803,679

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)   (1,899,036)      (19,182)              -   $(1,918,218)
                    ----------      --------       ---------    ----------
Partners' capital
(deficit),
September 30, 1996 $35,992,307     $(107,763)     $      917   $35,885,461
                    ==========      ========       =========    ==========

        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----
Series 17
---------
Partners' capital
 (deficit),
 April 1, 1996     $35,384,872     $ (76,596)     $    1,464   $35,309,740

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -          (1,464)       (1,464)

Net income (loss)   (2,303,273)      (23,265)              -    (2,326,538)
                    ----------      --------       ---------    ----------
Partners' capital
(deficit),
September 30, 1996 $33,081,599     $ (99,861)     $        -   $32,981,738
                    ==========      ========       =========    ==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1996     $26,953,204     $ (41,106)     $    1,501   $26,913,599

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)   (1,487,785)      (15,028)              -    (1,502,813)
                     ---------       -------       ---------    ----------
Partners' capital
(deficit),
September 30, 1996 $25,465,419      $(56,134)     $    1,501   $25,410,786
                    ==========       =======       =========    ==========


       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                       Six Months Ended September 30, 1996
                                 (Unaudited)



                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----


Series 19
---------

Partners' capital
 (deficit),
 April 1, 1996     $31,930,986     $ (31,479)    $     7,699   $31,907,206

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)   (1,074,273)      (10,851)              -    (1,085,124)
                    ----------      --------      ----------    ----------
Partners' capital
(deficit),
September 30, 1996 $30,856,713     $ (42,330)    $     7,699   $30,822,082
                    ==========      ========      ==========    ==========

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                    Six Months Ended September 30, 1996
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:

    Net loss                              $(8,676,075)   $(7,307,579)
    Adjustments
       Distributions from Operating
         Partnerships                           5,412         11,265
       Amortization                           123,103        123,379
       Share of loss from Operating
         Partnerships                       7,267,504      6,057,255
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses         (69,153)         1,958
        Decrease (Increase) in accounts
         receivable                           555,176      1,794,884
       Decrease (Increase) in accounts
         payable affiliates                 1,289,233      1,491,018
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               495,200      2,172,180
                                           ----------     ----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                              15,000        (66,545)
     Capital contributions paid to
       Operating Partnerships              (5,930,833)   (14,790,626)
     Advances to Operating Partnerships     2,597,334        787,423
     Investments                            1,710,839      7,818,394
                                           ----------    -----------
         Net cash (used in) provided by
           investing activities             1,607,660     (6,251,354)
                                           ----------     ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)



                                               1996           1995
                                               ----           ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                     793              -
                                           ----------     ----------
         Net cash (used in) provided by
          financing activity                      793              -
                                           ----------     ----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                 1,111,667     (4,079,174)
                                           ----------     ----------

Cash and cash equivalents, beginning        4,958,860     10,181,096
                                           ----------     ----------

Cash and cash equivalents, ending         $ 3,847,193    $ 6,101,922
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activates:
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   429,000    $   169,780
                                           ==========     ==========








       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 15
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

   Net loss                               $(1,843,382)  $(1,812,164)
    Adjustments
       Distributions from Operating
         Partnerships                            1,096         6,329
       Amortization                             18,371        18,421
       Share of loss from Operating
         Partnerships                        1,508,293     1,494,582
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses          (67,711)          236
       Decrease (Increase) in accounts
         receivable                            (44,215)      223,767
       Decrease (Increase) in accounts
         payable affiliates                    274,020       274,008
                                              --------      --------
         Net cash (used in) provided by
           operating activities               (153,528)      205,179
                                              --------      --------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                2,640        92,539
     Capital contributions paid to Operating
       Partnerships                            (14,705)     (808,463)
     Advances to Operating Partnerships              -        67,500
     Investments                               151,594          (426)
                                              --------      --------
         Net cash (used in) provided by
           investing activities                139,529      (648,850)
                                              --------      --------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)



                                                     Series 15
                                              ----------------------
                                                1996          1995
                                                ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                              --------      --------
         Net cash (used in) provided by
           financing activity                        -             -
                                              --------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (13,999)     (446,671)


Cash and cash equivalents, beginning           163,428       976,876
                                              --------      --------

Cash and cash equivalents, ending            $ 149,429     $ 530,205
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

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 16
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,918,218)  $(1,963,934)
    Adjustments
       Distributions from Operating
         Partnerships                              678         2,349
       Amortization                             30,698        30,808
       Share of loss from Operating
         Partnerships                        1,576,905     1,574,321
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses             (100)        1,559
       Decrease (Increase) in accounts
         receivable                             24,182        44,752
       Decrease (Increase) in accounts
         payable affiliates                    345,952       345,765
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                 60,097        35,620
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                3,700       110,222
     Capital contributions paid to Operating
       Partnerships                           (712,752)   (1,911,839)
     Advances to Operating Partnerships        483,464             -
     Investments                                79,065       910,075
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities               (146,523)     (891,542)
                                            ----------    ----------

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)




                                                     Series 16
                                             -----------------------
                                                1996         1995
                                                ----         -----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
       Operating Partnerships                        -             -
                                             ---------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                             ---------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (86,426)     (855,922)


Cash and cash equivalents, beginning         1,429,491     2,757,494
                                            ----------    ----------

Cash and cash equivalents, ending          $ 1,343,065   $ 1,901,572
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $   107,000
                                            ==========    ==========








     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 17
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(2,326,538)  $(1,665,759)
    Adjustments
       Distributions from Operating
         Partnerships                            1,166           189
       Amortization                             27,639        27,639
       Share of loss from Operating
         Partnerships                        1,968,570     1,400,424
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -          (115)
       Decrease (Increase) in accounts
         receivable                             (6,058)     (221,333)
       Decrease (Increase) in accounts
         payable affiliates                    289,578       469,491
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                (45,643)       10,536
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                3,410        77,262
     Capital contributions paid to Operating
       Partnerships                           (217,177)   (2,510,990)
     Advances to Operating Partnerships         15,000       781,328
     Investments                               628,486       327,390
                                            ----------    ----------
         Net cash (used in) provided by
           investing activates                 429,719    (1,325,010)
                                            ----------    ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)



                                                    Series 17
                                            ------------------------
                                               1996          1995
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                            ----------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                            ----------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                384,076    (1,314,474)


Cash and cash equivalents, beginning           285,417     1,690,922
                                            ----------    ----------

Cash and cash equivalents, ending          $   669,493   $   376,448
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

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 18
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,502,813)  $  (926,425)
    Adjustments
       Distributions from Operating
         Partnerships                            2,472         2,398
       Amortization                             21,084        21,148
       Share of loss from Operating
         Partnerships                        1,283,112       778,568
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses           (1,621)          278
       Decrease (Increase) in accounts
         receivable                              6,336     1,494,898
       Decrease (Increase) in accounts
         payable affiliates                    190,848       190,848
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                   (582)    1,561,713
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                2,465       (60,600)
     Capital contributions paid to Operating
       Partnerships                           (155,948)   (5,443,645)
     Advances to Operating Partnerships              -        78,595
     Investments                               453,992     2,814,142
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities                300,509    (2,611,508)
                                            ----------    ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)



                                                      Series 18
                                             -----------------------
                                                1996         1995
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                             ---------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                             ---------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                299,927    (1,049,795)


Cash and cash equivalents, beginning           529,400     1,813,653
                                             ---------    ----------

Cash and cash equivalents, ending           $  829,327   $   763,858
                                             =========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships             $        -    $        -
                                             =========     =========









     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 19
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,085,124)  $  (939,297)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                             25,311        25,363
       Share of loss from Operating
         Partnerships                          930,624       809,360
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              279             -
       Decrease (Increase) in accounts
         receivable                            574,931       252,800
       Decrease (Increase) in accounts
         payable affiliates                    188,835       210,906
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                634,856       359,132
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                2,785      (285,968)
     Capital contributions paid to Operating
       Partnerships                         (4,830,251)   (4,115,689)
     Advances to Operating Partnerships      2,098,870      (140,000)
     Investments                               397,702     3,767,213
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities             (2,330,894)     (774,444)
                                            ----------     ---------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                (Unaudited)




                                                   Series 19
                                            ------------------------
                                              1996          1995
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                      793             -
                                            ----------    ----------
         Net cash (used in) provided by
           financing activity                      793             -
                                            ----------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS             (1,695,245)     (415,312)


Cash and cash equivalents, beginning         2,551,124     2,942,151
                                            ----------    ----------

Cash and cash equivalents, ending          $   855,879   $ 2,526,839
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $   429,000   $    62,780
                                            ==========    ==========






     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 1996
                                (Unaudited)


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

                            September 30, 1996
                                (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 1996 and for the three and six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investment Securities
---------------------
The Fund has determined that all of it's investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise. These securities are carried at approximate fair market value. All of the investments held by the Fund are tax-exempt municipal bonds.

The amortized cost of securities available for sale as of September 30, 1996 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $3,418,998

  Due after one year                     -
                                 ---------
  Total                         $3,418,998
                                 =========

The fair market value of the securities is $3,429,115. The difference being an unrealized gain on securities available for sale of $10,117, as of September 30, 1996.

                  Boston Capital Tax Credit Fund III L.P.

                             September 30, 1996
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of September 30, 1996 and 1995 the Fund has accumulated organization amortization totalling $624,866 and $445,909 respectively. The breakdown of accumulated organization amortization within the Fund as of September 30, 1996 and 1995 is as follows:

                               1996           1995
                               ----           ----
              Series 15      $153,961       $127,730
              Series 16       160,964        116,333
              Series 17       135,490         95,761
              Series 18        85,392         54,638
              Series 19        89,059         51,447
                              -------        -------
                             $624,866       $445,909
                              =======        =======

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 1996 the Fund has accumulated unallocated acquisition amortization totalling $101,473. The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 1996 for Series 15, Series 16, Series 17, Series 18, and Series 19 is $15,867, $25,283, $23,453, $17,251 and $19,619, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended September 30, 1996 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                          September 30, 1996
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The fund management fees accrued for the quarter ended September 30, 1996 and 1995 are as follows:

                               1996            1995
                               ----            ----
              Series 15      $137,013       $126,173
              Series 16       172,968        162,195
              Series 17       141,348        128,618
              Series 18        95,424         92,424
              Series 19        96,300        100,453
                              -------        -------
                             $643,053       $609,863
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 1996 and 1995, the Fund had limited partnership interests in 241 and 240 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 1996 and 1995 is as follows:

                               1996           1995
                               ----           ----
              Series 15         68             68
              Series 16         64             64
              Series 17         49             48
              Series 18         34             34
              Series 19         26             26
                               ---            ---
                               241            240
                               ===            ===

                  Boston Capital Tax Credit Fund III L.P.

                            September 30, 1996
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 1996 and 1995 are as follows:

                                 1996           1995
                                 ----           ----
              Series 15       $  189,312    $   666,188
              Series 16          155,255      1,764,662
              Series 17        2,090,611      2,051,745
              Series 18          756,295      1,996,134
              Series 19        2,577,367      9,569,265
                               ---------     ----------
                              $5,768,840    $16,047,994
                               =========     ==========

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1996.

                 Boston Capital Tax Credit Fund III L.P.

                          September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six months ended June 30,
                             (Unaudited)

                                                 Series 15
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 4,513,330      $ 4,320,492
   Interest and other                     252,380          192,728
                                        ---------        ---------
                                        4,765,710        4,513,220
                                        ---------        ---------
Expenses
  Interest                              1,593,940        1,532,865
  Depreciation and amortization         2,018,829        1,937,034
  Operating expenses                    2,703,877        2,553,000
                                        ---------        ---------
                                      $ 6,316,646        6,022,899
                                        ---------        ---------

          NET LOSS                    $(1,550,936)     $(1,509,679)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,508,293)     $(1,494,582)
                                        =========        =========

Net loss allocated to other
  partners                            $  (15,510)      $   (15,097)
                                        =========        =========

Net loss suspended                    $  (27,133)      $         -
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

                          September 30, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six months ended June 30,
                              (Unaudited)

                                                Series 16
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                             $ 5,926,919      $ 5,627,312
   Interest and other                     464,389          350,392
                                        ---------        ---------
                                        6,391,308        5,977,704
                                        ---------        ---------
Expenses
  Interest                              2,022,957        1,949,971
  Depreciation and amortization         2,463,062        2,423,304
  Operating expenses                    3,498,891        3,194,652
                                        ---------        ---------
                                        7,984,910        7,567,927
                                        ---------        ---------

          NET LOSS                    $(1,593,602)     $(1,590,223)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,577,666)     $(1,574,321)
                                        =========        =========

Net loss allocated to other
  partners                            $   (15,936)     $   (15,902)
                                        =========        =========

                 Boston Capital Tax Credit Fund III L.P.

                            September 30, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six Months ended June 30,
                             (Unaudited)

                                                  Series 17
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $ 5,408,971      $ 4,677,370
   Interest and other                     195,250          517,411
                                        ---------        ---------
                                        5,604,221        5,194,781
                                        ---------        ---------
Expenses
  Interest                              2,370,100        2,064,687
  Depreciation and amortization         1,892,667        1,603,652
  Operating expenses                    3,329,909        2,941,012
                                        ---------        ---------
                                        7,592,676        6,609,351
                                        ---------        ---------

          NET LOSS                    $(1,988,455)     $(1,414,570)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,968,570)     $(1,400,424)
                                        =========        =========

Net loss allocated to other
  partners                            $   (19,885)     $   (14,146)
                                        =========        =========

                Boston Capital Tax Credit Fund III L.P.

                        September 30, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                          (Unaudited)

                                                  Series 18
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 2,880,998       $2,266,492
   Interest and other                     116,979          143,350
                                        ---------        ---------
                                        2,997,977        2,409,842
                                        ---------        ---------
Expenses
  Interest                              1,022,766          680,921
  Depreciation and amortization         1,484,915        1,190,733
  Operating expenses                    1,786,368        1,324,621
                                        ---------        ---------

                                        4,294,049        3,196,275
                                        ---------        ---------

          NET LOSS                    $(1,296,072)      $ (786,433)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,283,112)      $ (778,568)
                                        =========        =========

Net loss allocated to other
  partners                            $   (12,960)      $   (7,865)
                                        =========        =========

                 Boston Capital Tax Credit Fund III L.P.

                          September 30, 1996
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six months ended June 30,
                             (Unaudited)


                                                  Series 19
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                              $4,002,983       $1,645,262
   Interest and other                     123,221           80,537
                                        ---------        ---------

                                        4,126,204        1,725,799
                                        ---------        ---------
Expenses
  Interest                              1,463,473          811,952
  Depreciation and amortization         1,151,242          336,470
  Operating expenses                    2,451,513        1,394,912
                                        ---------        ---------

                                        5,066,228        2,543,334
                                        ---------        ---------

          NET LOSS                     $ (940,024)       $(817,535)
                                        =========         ========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                             $ (930,624)       $(809,360)
                                        =========         ========

Net loss allocated to other
  partners                             $   (9,400)       $  (8,175)
                                        =========         ========

                         Boston Capital Tax Credit Fund III L.P.

                                   September 30, 1996
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

In a prior quarter an Operating Partnership was admitted to Series 16 without an initial outlay of capital. This short form admission was an agreement between the Operating Partnership's General Partner and the General Partner, that upon further due diligence, the Fund had the option to purchase the Operating Partnership if it was in the best interest of the Fund. Subsequent studies indicated that the Operating Partnership would not generate the originally anticipated amount of credits, and the General Partner elected to have the Fund's interest repurchased. As a result the number of Operating Partnerships has decreased by one for Series 16 from the quarter ended June 30, 1996.

When comparing the results of operations from the operating partnerships for the six months ended June 30, 1996 and June 30, 1995 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


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

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations

Liquidity
---------
The Fund's primary source of funds is the proceeds of its Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on Working Capital Reserves and (ii) cash distributions from operations of the operating Partnerships in which the Fund has and will invest. Interest income is expected to decrease over the life of the Fund as capital contributions are paid to the Operating
Partnerships and Working Capital Reserves are expended.    The Fund does not
anticipate significant cash distributions from operations of the Operating Partnerships.

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

Capital Resources
-----------------
The Fund offered BACs in a Public Offering declared effective by the Securities and Exchange Commission on January 24, 1992. The Fund received $38,705,000, $54,293,000, $50,000,000, $36,162,000 and $40,800,000
representing 3,870,500, 5,429,402, 5,000,000, 3,616,200 and 4,080,000 BACs
from investors admitted as BAC Holders in Series 15, Series 16, Series 17, Series 18, and Series 19, respectively. The Public Offering was completed on December 17, 1993.

(Series 15) The Fund commenced offering BACs in Series 15 on January 24, 1992. Offers and sales of BACs in Series 15 were completed on June 26, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701.

During the quarter ended September 30, 1996, $1,267 of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $149,429 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 1996.

(Series 16) The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

During the quarter ended September 30, 1996, $142,150 of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $155,225 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 1996.

(Series 17) The Fund commenced offering BACs in Series 17 on January 24, 1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,543,773.

During the quarter ended September 30, 1996, $66,807 of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $669,493 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of September 30, 1996.

(Series 18) The Fund commenced offering BACs in Series 18 on June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 1996 $81,579 of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $756,295 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 1996.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,563,370.

During the quarter ended September 30, 1996 $2,957,365 of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $2,577,367 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 1996.

Results of Operations
---------------------
As of September 30, 1996 and 1995 the Fund held limited partnership interests in 241 and 240 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The results of operations for future periods are likely to vary from those for the period ended September 30, 1996. The losses from Operating Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating Partnerships are in the lease-up phase.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid or payable by the Operating Partnerships. The fund management fees incurred for the quarter ended September 30, 1996 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $125,913, $131,130, $116,959, $88,144, and $96,300, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15) As of September 30, 1996 and 1995, the average qualified occupancy for the series was 100% and 97.8%, respectively. The series had a total of 68 properties at September 30, 1996 all of which were at 100% qualified occupancy.

For the six months being reported Series 15 reflects a net loss from Operating Partnerships of $1,508,293. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $510,536. This is an interim period estimate; it is not necessarily indicative of the final year end results.

California Investors VII Limited Partnership has completed a debt refinancing. The Operating Partnership was operating at a deficit due to higher than projected operating expenses. Operating shortfalls caused the acccrual of accounts payable. The Operating General Partner has been working with the first mortgage lender to obtain a waiver of the prepayment penalty to allow for a refinancing. The first mortgagee recently agreed to this waiver. The current interest rate climate enabled the Operating Partnership to obtain a refinancing rate that allowed for the payoff of the accrued accounts payable and reduced the monthly debt payment.


                                    48


The General Partner is closely monitoring the operations of Hidden Cove Associates in an effort to improve its operations. The Operating General Partner recently completed the process of hiring a new management company. The new management company is concentrating on completing its capitalimprovement program and improving the tenant base. The goal of the new management company, through improved tenant screening and strong on site management is to improve and stabilize occupancy.

(Series 16) As of September 30, 1996 and 1995, the average qualified occupancy for the series was 100% and 99.6%, respectively. The series had a total of 65 properties at September 30, 1996 all of which were at 100% qualified occupancy.

For the six months being reported Series 16 reflects a net loss from Operating Partnerships of $1,508,293. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $885,396. This is an interim period estimate; it is not necessarily indicative of the final year end results.

(Series 17) As of September 30, 1996 and 1995, the average qualified occupancy for the series was 99.6% and 98.5%, respectively. The series had a total of 49 properties at September 30, 1996. Out of the total 47 had 100% qualified occupancy.

For the six months being reported Series 17 reflects a net loss from Operating Partnerships of $1,968,570. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $75,903. This is an interim period estimate; it is not necessarily indicative of the final year end results.

California Investors VII Limited Partnership has negotiated a debt refinancing. The Operating Partnership was operating at a deficit due to higher than projected operating expenses. Operating shortfalls caused the acccrual of accounts payable. The Operating General Partner has been working with the first mortgage lender to obtain a waiver of the prepayment penalty to allow for a refinancing. The first mortgagee recently agreed to this waiver. The current interest rate climate enabled the Operating Partnership to obtain a refinancing rate that allowed for the payoff of the accrued accounts payable and reduced the monthly debt payment.

Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Partnership continues to stabilize since
the completion of rehabilitation and   occupancy has continued its steady
improvement. Operations have recently funded the purchase of furniture and equipment for the common area lounges and outside seating area. While the initial impact of these expenses will be to delay breakeven operations, the long term effect on tenant retention and occupancy should be positive. The Operating General Partner anticipates full stabilization in the first quarter of 1997.

(Series 18) As of September 30, 1996 and 1995 the average qualified occupancy for the series was 100% and 95.4% respectively. The series had a total of 34 properties at September 30, 1996 all of which were at 100% qualified occupancy.

For the six months being reported Series 18 reflects a net loss from Operating Partnerships of $1,296,073. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $188,842. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In August 1996 the General Partner was notified that Virginia Avenue Housing Limited Partnership was named as defendant in a land encroachment complaint. The Operating General Partner and its council are confident that the partnership owns a clean title to all property in question, however, research is being conducted into the title and title insurance.

(Series 19) As of September 30, 1996 and 1995 the average qualified occupancy for the series was 99.9% and 86.7% respectively. The series had a total of 26 properties at September 30, 1996. Out of the total 25 had 100% qualified occupancy.

For the six months being reported Series 19 reflects a net loss from Operating Partnerships of $940,024. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a gain of $211,218. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  November 14, 1996        By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal Financial
                                     Officer