Form 10-Q
period 1996-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1997-02-24
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  December 31, 1996
                                     ------------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED DECEMBER 31, 1996
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................

                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                             December 31,         March 31,
                                                1996                 1996
                                             (Unaudited)           (Audited)
ASSETS                                      ------------         ------------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $138,824,448        $147,259,013

OTHER ASSETS
Cash and cash equivalents                      3,264,706           4,958,860
Investments                                    2,503,779           5,141,767
Notes receivable                               2,081,333           4,962,160
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,775,033           2,144,343
Organization costs, net of
  accumulated amortization (Note B)              264,823             399,040
Other assets                                   2,018,517           2,420,327
                                             -----------         -----------
                                            $150,732,639        $167,285,510
                                             ===========         ===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $      4,682        $     75,208
Accounts payable affiliates                    6,387,444           4,454,405
Capital contributions payable (Note D)         3,782,043           9,539,884
                                             -----------         -----------
                                              10,174,169          14,069,497
                                             -----------         -----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of December 31, 1996       141,032,530         153,561,702
General Partner                                 (484,177)           (357,619)
Unrealized gain (loss)
  on securities available for sale, net           10,117              11,930
                                             -----------         -----------
                                             140,558,470         153,216,013
                                             -----------         -----------
                                            $150,732,639        $167,285,510
                                             ===========         ===========

       The accompanying notes are an integral part of these statements.

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15
                                           ----------------------------
                                              December 31,    March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
ASSETS                                       -----------      ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $19,498,587      $21,718,070

OTHER ASSETS
Cash and cash equivalents                      249,948          163,428
Investments                                          -          151,943
Notes receivable                               135,000          185,000
Deferred acquisition costs,
  net of accumulated amortization (Note B)     270,675          281,199
Organization costs, net of
  accumulated amortization (Note B)              6,558           26,232
Other assets                                   451,744          292,164
                                            ----------       ----------
                                           $20,612,512      $22,818,036
                                            ==========       ==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     1,144      $    68,856
Accounts payable affiliates                  1,675,674        1,264,641
Capital contributions payable (Note D)         189,312          202,750
                                            ----------       ----------
                                             1,866,130        1,536,247
                                            ----------       ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of December 31, 1996      18,891,590       21,401,297
General Partner                               (145,208)        (119,857)
Unrealized gain (loss) on securities
  available for sale, net                            -              349
                                            ----------       ----------
                                            18,746,382       21,281,789
                                            ----------       ----------
                                           $20,612,512      $22,818,036
                                            ==========       ==========

         The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16
                                            ----------------------------
                                              December 31,     March 31,
                                                1996             1996
                                             (Unaudited)       (Audited)
ASSETS                                       -----------       ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $34,825,175     $37,074,575

OTHER ASSETS
Cash and cash equivalents                      1,321,108       1,429,491
Investments                                      318,877         394,836
Notes receivable                                       -         483,464
Deferred acquisition costs
  net of accumulated amortization (Note B)       433,934         445,554
Organization costs, net of
  accumulated amortization (Note B)               55,788          89,261
Other assets                                       9,529          38,197
                                              ----------      ----------
                                             $36,964,411     $39,955,378
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $       100
Accounts payable affiliates                    1,770,041       1,251,118
Capital contributions payable (Note D)           155,225         900,481
                                              ----------      ----------
                                               1,925,266       2,151,699
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of December 31, 1996        35,154,454      37,891,343
General Partner                                 (116,226)        (88,581)
Unrealized gain (loss) on securities
  available for sale, net                            917             917
                                              ----------      ----------
                                              35,039,145      37,803,679
                                              ----------      ----------
                                             $36,964,411     $39,955,378
                                              ==========      ==========

       The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17
                                             ----------------------------
                                              December 31,     March 31,
                                                1996             1996
                                             (Unaudited)       (Audited)
ASSETS                                       -----------       ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $31,290,112     $34,318,721

OTHER ASSETS
Cash and cash equivalents                        540,652         285,417
Investments                                            -         629,950
Notes receivable                               1,409,982       1,658,475
Deferred acquisition costs
  net of accumulated amortization (Note B)       400,410         415,482
Organization costs, net of
  accumulated amortization (Note B)               60,465          90,262
Other assets                                   1,322,906       1,245,840
                                              ----------      ----------
                                             $35,024,527     $38,644,147
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $         -
Accounts payable affiliates                    1,452,612       1,021,686
Capital contributions payable (Note D)         1,849,192       2,312,721
                                              ----------      ----------
                                               3,301,804       3,334,407
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of December 31, 1996        31,835,175      35,384,872
General Partner                                 (112,452)       ( 76,596)
Unrealized gain (loss) on securities
  available for sale, net                              -           1,464
                                              ----------      ----------
                                              31,722,723      35,309,740
                                              ----------      ----------
                                             $35,024,527     $38,644,147
                                              ==========      ==========

      The accompanying notes are an integral part of these statements.

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18
                                            ----------------------------
                                             December 31,     March 31,
                                                1996             1996
                                             (Unaudited)      (Audited)
ASSETS                                      ------------      ----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $24,495,683     $26,102,954

OTHER ASSETS
Cash and cash equivalents                        796,880         529,400
Investments                                      196,019         647,930
Notes receivable                                 536,351         536,351
Deferred acquisition costs,
  new of accumulated amortization (Note B)       294,836         305,861
Organization costs, net of
  accumulated amortization (Note B)               57,215          80,280
Other assets                                       3,475           8,052
                                              ----------      ----------
                                             $26,380,459     $28,210,828
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $       132     $     1,751
Accounts payable affiliates                      720,435         434,163
Capital contributions payable (Note D)           756,295         861,315
                                              ----------      ----------
                                               1,476,862       1,297,229
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of December 31, 1996        24,963,302      26,953,204
General Partner                                  (61,206)        (41,106)
Unrealized gain (loss) on securities
  available for sale, net                          1,501           1,501
                                              ----------      ----------
                                              24,903,597      26,913,599
                                              ----------      ----------
                                             $26,380,459     $28,210,828
                                              ==========      ==========

      The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 19
                                            ----------------------------
                                             December 31,     March 31,
                                                1996            1996
                                             (Unaudited)      (Audited)
ASSETS                                      ------------      ----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $28,714,891     $28,044,693

OTHER ASSETS
Cash and cash equivalents                        356,118       2,551,124
Investments                                    1,988,883       3,317,108
Notes receivables                                      -       2,098,870
Deferred acquisition costs,
  net of accumulated amortization (Note B)       375,178         696,247
Organization costs, net of
  accumulated amortization (Note B)               84,797         113,005
Other assets                                     230,863         836,074
                                              ----------      ----------
                                             $31,750,730     $37,657,121
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                          $     3,406     $     4,501
Accounts payable affiliates                      768,682         482,797
Capital contributions payable (Note D)           832,019       5,262,617
                                              ----------      ----------
                                               1,604,107       5,749,915
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of December 31, 1996        30,188,009      31,930,986
General Partner                                  (49,085)        (31,479)
Unrealized gain (loss) on securities
  available for sale, net                          7,699           7,699
                                              ----------      ----------
                                              30,146,623      31,907,206
                                              ----------      ----------
                                             $31,750,730     $37,657,121
                                              ==========       =========

     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                       $   117,138   $   292,452
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,339,896)   (2,324,418)
                                         ----------    ----------

Expenses
  Professional fees                          14,445        40,818
  Fund management fee (Note C)              596,591       633,826
  Amortization                               61,573        61,650
  General and administrative expenses        84,289       130,505
                                         ----------    ----------
                                            756,898       866,799
                                         ----------    ----------

  NET LOSS                              $(3,979,656)  $(2,898,765)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(3,939,859)  $(2,869,777)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (39,797)  $   (28,988)
                                         ==========    ==========

Net loss per BAC                        $      (.88)  $     ( .63)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 15
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                              $ 168,304     $ 171,208
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (711,062)     (736,916)
                                                --------      --------

Expenses
  Professional fees                                  659           366
  Fund management fee (Note C)                   126,640       134,135
  Amortization                                     9,186         9,211
  General and administrative expenses             12,433        13,868
                                                --------      --------
                                                 148,918       157,580
                                                --------      --------

  NET LOSS                                     $(691,676)    $(723,288)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(684,759)    $(716,055)
                                                ========      ========

Net loss allocated to general
  partner                                      $  (6,917)    $  (7,233)
                                                ========      ========

Net loss per BAC                               $    (.18)    $    (.19)
                                                ========      ========




        The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 16
                                             ------------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                             $  (8,822)    $  34,819
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (639,191)     (596,311)
                                               --------      --------

Expenses
  Professional fees                               1,754         4,417
  Fund management fee (Note C)                  162,767       164,995
  Amortization                                   15,370        15,362
  General and administrative expenses            18,412        37,922
                                               --------      --------
                                                198,303       222,696
                                               --------      --------

  NET LOSS                                    $(846,316)    $(784,188)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(837,853)    $(776,346)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (8,463)    $  (7,842)
                                               ========      ========

Net loss per BAC                              $    (.15)    $    (.14)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                             (Unaudited)


                                                     SERIES 17
                                             ------------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $   (40,891)    $ (25,418)
                                             ----------      --------

Share of loss from Operating
  Partnerships                               (1,051,704)     (545,098)
                                             ----------      --------

Expenses
  Professional fees                               4,412        22,866
  Fund management fee (Note C)                  127,702       132,847
  Amortization                                   13,820        13,819
  General and administrative expenses            20,486        26,777
                                             ----------      --------
                                                166,420       196,309
                                             ----------      --------

  NET LOSS                                  $(1,259,015)    $(766,825)
                                             ==========      ========

Net loss allocated to limited
  partners                                  $(1,246,425)    $(759,157)
                                             ==========      ========

Net loss allocated to general
  partner                                   $   (12,590)    $  (7,668)
                                             ==========      ========

Net loss per BAC                            $      (.25)    $    (.15)
                                             ==========      ========




       The accompanying notes are an integral part of these statements.

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 18
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $ (32,822)    $     592
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (372,618)     (128,685)
                                               --------      --------

Expenses
  Professional fees                               2,396         2,228
  Fund management fee (Note C)                   76,999        96,396
  Amortization                                   10,542        10,576
  General and administrative expenses            11,813        17,961
                                               --------      --------
                                                101,750       127,161
                                               --------      --------

  NET LOSS                                    $(507,190)    $(255,254)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(502,118)    $(252,701)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (5,072)    $  (2,553)
                                               ========      ========

Net loss per BAC                              $    (.14)    $    (.07)
                                               ========      ========




       The accompanying notes are an integral part of these statements.

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                           (Unaudited)

                                                      SERIES 19
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                             $  31,369     $ 111,251
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (565,321)     (317,408)
                                               --------      --------

Expenses
  Professional fees                               5,224        10,941
  Fund management fee (Note C)                  102,483       105,453
  Amortization                                   12,655        12,682
  General and administrative expenses            21,145        33,977
                                               --------      --------
                                                141,507       163,053
                                               --------      --------

  NET LOSS                                    $(675,459)    $(369,210)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(668,704)    $(365,518)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (6,755)    $  (3,692)
                                               ========      ========

Net loss per BAC                              $    (.16)    $    (.08)
                                               ========      ========





       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                              (Unaudited)



                                             1996         1995
                                             ----         ----

Income
  Interest income                      $    342,091   $   765,837
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                 (10,607,400)   (8,381,673)
                                         ----------    ----------

Expenses
  Professional fees                         275,382       248,045
  Fund management fee (Note C)            1,702,502     1,862,539
  Amortization                              184,676       185,029
  General and administrative expenses       227,861       294,899
                                         ----------    ----------
                                          2,390,421     2,590,512
                                         ----------    ----------

  NET LOSS                             $(12,655,730) $(10,206,348)
                                         ==========    ==========

Net loss allocated to limited
  partners                             $(12,529,172) $(10,104,283)
                                         ==========    ==========

Net loss allocated general
  partner                               $  (126,558)  $  (102,065)
                                         ==========    ==========

Net loss per BAC                        $     (2.84)  $     (2.27)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.

               Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 15
                                               -----------------------
                                                  1996          1995
                                                  ----          ----
Income
  Interest income                            $   172,187   $   189,084
                                               ---------     ---------

Share of loss from Operating
  Partnerships                                (2,219,355)  $(2,231,498)
                                               ---------     ---------

Expenses
  Professional fees                               59,452        44,905
  Fund management fee (Note c)                   371,714       387,191
  Amortization                                    27,557        27,632
  General and administrative expenses             29,167        33,309
                                               ---------     ---------
                                                 487,890       493,037
                                               ---------     ---------

  NET LOSS                                   $(2,535,058)  $(2,535,451)
                                               =========     =========

Net loss allocated to limited
  partners                                   $(2,509,707)  $(2,510,096)
                                               =========     =========

Net loss allocated to general
  partner                                    $   (25,351)  $   (25,355)
                                               =========     =========

Net loss per BAC                             $      (.65)  $      (.65)
                                               =========     =========




        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 16
                                             ------------------------
                                                  1996         1995
                                                  ----         ----
Income
  Interest income                           $    23,285   $    80,342
                                             ----------    ----------

Share of loss from Operating
  Partnerships                               (2,216,096)   (2,170,632)
                                             ----------    ----------

Expenses
  Professional fees                              52,081        61,843
  Fund management fee (Note C)                  424,522       485,838
  Amortization                                   46,068        46,170
  General and administrative expenses            49,052        63,982
                                             ----------    ----------
                                                571,723       657,833
                                             ----------    ----------

  NET LOSS                                  $(2,764,534)  $(2,748,123)
                                              =========    ==========

Net loss allocated to limited
  partners                                  $(2,736,889)  $(2,720,641)
                                             ==========    ==========

Net loss allocated to general
  partner                                   $   (27,645)  $   (27,482)
                                             ==========    ==========

Net loss per BAC                            $      (.50)  $      (.50)
                                             ==========    ==========




       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                             (Unaudited)


                                                     SERIES 17
                                             ------------------------
                                                 1996         1995
                                                 ----         ----
Income
  Interest income                           $   (17,040)  $    75,176
                                             ----------     ---------

Share of loss from Operating
  Partnerships                               (3,020,274)   (1,945,522)
                                             ----------     ---------

Expenses
  Professional fees                              73,499        64,063
  Fund management fee (Note C)                  392,641       396,312
  Amortization                                   41,459        41,458
  General and administrative expenses            40,640        60,407
                                             ----------     ---------
                                                548,239       562,240
                                             ----------     ---------

  NET LOSS                                  $(3,585,553)  $(2,432,586)
                                             ==========     =========

Net loss allocated to limited
  partners                                  $(3,549,697)  $(2,408,260)
                                             ==========     =========

Net loss allocated to general
  partner                                   $   (35,856)  $   (24,326)
                                             ==========     =========

Net loss per BAC                            $      (.71)  $      (.49)
                                             ==========     =========




       The accompanying notes are an integral part of these statements.

                      Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                       Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 18
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $    (9,021)  $   126,517
                                             ----------     ---------

Share of loss from Operating
  Partnerships                               (1,655,730)     (907,253)
                                             ----------     ---------

Expenses
  Professional fees                              31,620        37,186
  Fund management fee (Note C)                  251,969       281,839
  Amortization                                   31,626        31,724
  General and administrative expenses            30,036        50,195
                                             ----------     ---------
                                                345,251       400,944
                                             ----------     ---------

  NET LOSS                                  $(2,010,002)  $(1,181,680)
                                             ==========     =========

Net loss allocated to limited
  partners                                  $(1,989,902)  $(1,169,863)
                                             ==========     =========

Net loss allocated to general
  partner                                   $   (20,100)  $   (11,817)
                                             ==========     =========

Net loss per BAC                            $      (.55)  $      (.32)
                                             ==========     =========




       The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                   Nine Months Ended December 31,
                           (Unaudited)

                                                      SERIES 19
                                               ----------------------
                                                 1996          1995
                                                 ----          ----
Income
  Interest income                           $   172,680   $   294,718
                                             ----------     ---------

Share of loss from Operating
  Partnerships                               (1,495,945)   (1,126,768)
                                             ----------     ---------

Expenses
  Professional fees                              58,730        40,048
  Fund management fee (Note C)                  261,656       311,359
  Amortization                                   37,966        38,045
  General and administrative expenses            78,966        87,006
                                             ----------     ---------
                                                437,318       476,458
                                             ----------     ---------

  NET LOSS                                  $(1,760,583)  $(1,308,508)
                                             ==========     =========

Net loss allocated to limited
  partners                                  $(1,742,977)  $(1,295,423)
                                             ==========     =========

Net loss allocated to general
  partner                                   $   (17,606)  $   (13,085)
                                             ==========     =========

Net loss per BAC                            $      (.43)  $      (.31)
                                             ==========     =========





       The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                  Nine Months Ended December 31, 1996
                                 (Unaudited)

                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----


Partners' capital
(deficit)
April 1, 1996       $153,561,702    $(357,619)    $  11,930    $153,216,013

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -        (1,813)         (1,813)


Net income (loss)    (12,529,172)    (126,558)            -     (12,655,730)
                     -----------     --------     ---------     -----------

Partners' capital
 (deficit),
 December 31, 1996  $141,032,530    $(484,177)  $    10,117    $140,558,470
                     ===========     ========    ==========     ===========

















       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----
Series 15
---------
Partners' capital
 (deficit),
 April 1, 1996     $21,401,297    $ (119,857)    $       349   $21,281,789

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -            (349)         (349)

Net income (loss)   (2,509,707)      (25,351)              -    (2,535,058)
                    ----------      --------      ----------    ----------
Partners' capital
(deficit),
December 31, 1996  $18,891,590    $ (145,208)    $         -   $18,746,382
                    ==========      ========      ==========    ==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1996     $37,891,343    $  (88,581)     $      917   $37,803,679

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)   (2,736,889)      (27,645)              -   $(2,764,534)
                    ----------      --------       ---------    ----------
Partners' capital
(deficit),
December 31, 1996  $35,154,454     $(116,226)     $      917   $35,039,145
                    ==========      ========       =========    ==========

        The accompanying notes are an integral part of these statements.

                 Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----
Series 17
---------
Partners' capital
 (deficit),
 April 1, 1996     $35,384,872     $ (76,596)     $    1,464   $35,309,740

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -          (1,464)       (1,464)

Net income (loss)   (3,549,697)      (35,856)              -    (3,585,553)
                    ----------      --------       ---------    ----------
Partners' capital
(deficit),
December 31, 1996  $31,835,175     $(112,452)     $        -   $31,722,723
                    ==========      ========       =========    ==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1996     $26,953,204     $ (41,106)     $    1,501   $26,913,599

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)   (1,989,902)      (20,100)              -    (2,010,002)
                     ---------       -------       ---------    ----------
Partners' capital
(deficit),
December 31, 1996  $24,963,302      $(61,206)     $    1,501   $24,903,597
                    ==========       =======       =========    ==========


       The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1996
                                 (Unaudited)



                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----


Series 19
---------

Partners' capital
 (deficit),
 April 1, 1996     $31,930,986     $ (31,479)    $     7,699   $31,907,206

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)   (1,742,977)      (17,606)              -    (1,760,583)
                    ----------      --------      ----------    ----------
Partners' capital
(deficit),
December 31, 1996  $30,188,009     $ (49,085)    $     7,699   $30,146,623
                    ==========      ========      ==========    ==========

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                             1996             1995
                                             ----             ----
Cash flows from operating activities:

    Net loss                             $(12,655,730)  $(10,206,348)
    Adjustments
       Distributions from Operating
         Partnerships                           9,322         10,487
       Amortization                           184,676        185,029
       Share of loss from Operating
         Partnerships                      10,607,400      8,381,673
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses         (70,525)        55,524
       Decrease (Increase) in accounts
         receivable                           357,937      2,585,887
       Decrease (Increase) in accounts
         payable affiliates                 1,933,039      2,136,739
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities               366,119      3,148,991
                                           ----------     ----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                              14,930        (66,583)
     Capital contributions paid to
       Operating Partnerships              (7,592,998)   (18,410,229)
     Advances to Operating Partnerships     2,880,827        334,485
     Investments                            2,636,175     10,428,343
                                           ----------    -----------
         Net cash (used in) provided by
           investing activities            (2,061,066)    (7,713,984)
                                           ----------     ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)



                                               1996           1995
                                               ----           ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                     793          1,547
                                           ----------     ----------
         Net cash (used in) provided by
          financing activity                      793          1,547
                                           ----------     ----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                (1,694,154)    (4,563,446)
                                           ----------     ----------

Cash and cash equivalents, beginning        4,958,860     10,181,096
                                           ----------     ----------

Cash and cash equivalents, ending         $ 3,264,706    $ 5,617,650
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activates:
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $   429,000    $    33,504
                                           ==========     ==========








       The accompanying notes are an integral part of these statements.

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 15
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

   Net loss                               $(2,535,058)   $(2,535,451)
    Adjustments
       Distributions from Operating
         Partnerships                            1,396         6,328
       Amortization                             27,557        27,632
       Share of loss from Operating
         Partnerships                        2,219,355     2,231,498
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses          (67,712)            -
       Decrease (Increase) in accounts
         receivable                           (159,580)      176,395
       Decrease (Increase) in accounts
         payable affiliates                    411,033       411,012
                                              --------      --------
         Net cash (used in) provided by
           operating activities               (103,009)      317,414
                                              --------      --------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                2,640        92,539
     Capital contributions paid to Operating
       Partnerships                            (14,705)   (1,200,904)
     Advances to Operating Partnerships         50,000        67,500
     Investments                               151,594       185,161
                                              --------      --------
         Net cash (used in) provided by
           investing activities                189,529      (855,704)
                                              --------      --------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)



                                                     Series 15
                                              ----------------------
                                                1996          1995
                                                ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -           804
                                              --------      --------
         Net cash (used in) provided by
           financing activity                        -           804
                                              --------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 86,520      (537,486)


Cash and cash equivalents, beginning           163,428       976,876
                                              --------      --------

Cash and cash equivalents, ending            $ 249,948     $ 439,390
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

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 16
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(2,764,534)  $(2,748,123)
    Adjustments
       Distributions from Operating
         Partnerships                            1,321         2,349
       Amortization                             46,068        46,170
       Share of loss from Operating
         Partnerships                        2,216,096     2,170,632
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses             (100)         (833)
       Decrease (Increase) in accounts
         receivable                             23,472        74,712
       Decrease (Increase) in accounts
         payable affiliates                    518,923       518,760
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                 41,246        63,667
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                3,700       110,222
     Capital contributions paid to Operating
       Partnerships                           (712,752)   (2,528,078)
     Advances to Operating Partnerships        483,464         1,000
     Investments                                75,959       819,110
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities               (149,629)   (1,597,746)
                                            ----------    ----------

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31
                                (Unaudited)




                                                     Series 16
                                             -----------------------
                                                1996         1995
                                                ----         -----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -             -
                                             ---------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                             ---------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (108,383)   (1,534,079)


Cash and cash equivalents, beginning         1,429,491     2,757,494
                                            ----------    ----------

Cash and cash equivalents, ending          $ 1,321,108   $ 1,223,415
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $    32,504
                                            ==========    ==========








     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 17
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(3,585,553)  $(2,432,586)
    Adjustments
       Distributions from Operating
         Partnerships                            1,824          (363)
       Amortization                             41,459        41,458
       Share of loss from Operating
         Partnerships                        3,020,274     1,945,522
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -        13,902
       Decrease (Increase) in accounts
         receivable                            (81,058)     (287,089)
       Decrease (Increase) in accounts
         payable affiliates                    430,926       604,338
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities               (172,128)     (114,818)
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                3,410        77,263
     Capital contributions paid to Operating
       Partnerships                           (453,026)   (2,848,769)
     Advances to Operating Partnerships        248,493       327,390
     Investments                               628,486     1,976,808
                                            ----------    ----------
         Net cash (used in) provided by
           investing activates                 427,363      (467,308)
                                            ----------    ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)



                                                    Series 17
                                            ------------------------
                                               1996          1995
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -           743
                                            ----------    ----------
         Net cash (used in) provided by
           financing activity                        -           743
                                            ----------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                255,235      (581,383)


Cash and cash equivalents, beginning           285,417     1,690,922
                                            ----------    ----------

Cash and cash equivalents, ending          $   540,652   $ 1,109,539
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

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 18
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(2,010,002)  $(1,181,680)
    Adjustments
       Distributions from Operating
         Partnerships                            2,468         2,173
       Amortization                             31,626        31,724
       Share of loss from Operating
         Partnerships                        1,655,730       907,253
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses           (1,619)          180
       Decrease (Increase) in accounts
         receivable                              4,577     1,489,870
       Decrease (Increase) in accounts
         payable affiliates                    286,272       286,272
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                (30,948)    1,535,792
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                2,465       (60,639)
     Capital contributions paid to Operating
       Partnerships                           (155,948)   (6,306,738)
     Advances to Operating Partnerships              -        78,595
     Investments                               451,911     4,266,323
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities                298,428    (2,022,459)
                                            ----------    ----------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)



                                                      Series 18
                                             -----------------------
                                                1996         1995
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                             ---------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                             ---------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                267,480      (486,667)


Cash and cash equivalents, beginning           529,400     1,813,653
                                             ---------    ----------

Cash and cash equivalents, ending           $  796,880   $ 1,326,986
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

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 19
                                            -------------------------
                                                1996          1995
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,760,583)  $(1,308,508)
    Adjustments
       Distributions from Operating
         Partnerships                            2,313             -
       Amortization                             37,966        38,045
       Share of loss from Operating
         Partnerships                        1,495,945     1,126,768
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses           (1,094)       42,275
       Decrease (Increase) in accounts
         receivable                            570,526     1,131,999
       Decrease (Increase) in accounts
         payable affiliates                    285,885       316,357
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                630,958     1,346,936
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                2,715      (285,968)
     Capital contributions paid to Operating
       Partnerships                         (6,256,567)   (5,525,740)
     Advances to Operating Partnerships      2,098,870      (140,000)
     Investments                             1,328,225     4,331,397
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities             (2,826,757)   (1,620,311)
                                            ----------     ---------

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)




                                                   Series 19
                                            ------------------------
                                              1996          1995
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                      793             -
                                            ----------    ----------
         Net cash (used in) provided by
           financing activity                      793             -
                                            ----------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS             (2,195,006)     (273,375)


Cash and cash equivalents, beginning         2,551,124     2,942,151
                                            ----------    ----------

Cash and cash equivalents, ending          $   356,118   $ 2,668,776
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $   429,000   $         -
                                            ==========    ==========






     The accompanying notes are an integral part of these statements.

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1996
                                (Unaudited)


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

                             December 31, 1996
                                (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 1996 and for the three and nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

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

The amortized cost of securities available for sale as of December 31, 1996 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $2,493,662

  Due after one year                     -
                                 ---------
  Total                         $2,493,662
                                 =========

The fair market value of the securities is $2,503,779. The difference being an unrealized gain on securities available for sale of $10,117, as of December 31, 1996.

                  Boston Capital Tax Credit Fund III L.P.

                              December 31, 1996
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of December 31, 1996 and 1995 the Fund has accumulated organization amortization totalling $669,605 and $490,648 respectively. The breakdown of accumulated organization amortization within the Fund as of December 31, 1996 and 1995 is as follows:

                               1996           1995
                               ----           ----
              Series 15      $160,519       $134,287
              Series 16       172,121        127,491
              Series 17       145,422        105,693
              Series 18        93,081         62,327
              Series 19        98,462         60,850
                              -------        -------
                             $669,605       $490,648
                              =======        =======

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 1996 the Fund has accumulated unallocated acquisition amortization totalling $118,306. The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 1996 for Series 15, Series 16, Series 17, Series 18, and Series 19 is $18,495, $29,495, $27,341, $20,104 and $22,871, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended December 31, 1996 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                           December 31, 1996
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The fund management fees accrued for the quarter ended December 31, 1996 and 1995 are as follows:

                               1996            1995
                               ----            ----
              Series 15      $137,013       $134,135
              Series 16       172,968        164,995
              Series 17       141,348        132,847
              Series 18        95,424         96,396
              Series 19        97,050        105,453
                              -------        -------
                             $643,803       $633,826
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 1996 and 1995, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 1996 and 1995 is as follows:

                               1996           1995
                               ----           ----
              Series 15         68             68
              Series 16         64             65
              Series 17         49             48
              Series 18         34             34
              Series 19         26             26
                               ---            ---
                               241            241
                               ===            ===

                  Boston Capital Tax Credit Fund III L.P.

                            December 31, 1996
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 1996 and 1995 are as follows:

                                 1996           1995
                                 ----           ----
              Series 15       $  189,312    $   276,715
              Series 16          155,225      1,182,714
              Series 17        1,849,192      1,874,202
              Series 18          756,295      1,081,078
              Series 19          832,019      8,161,217
                               ---------     ----------
                              $3,782,043    $12,575,926
                               =========     ==========

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1996.

                 Boston Capital Tax Credit Fund III L.P.

                           December 31, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended Septemer 30,
                             (Unaudited)

                                                 Series 15
                                       ---------------------------
                                          1996             1995
                                          ----             ----
Revenues
   Rental                             $ 6,849,761      $ 6,451,631
   Interest and other                     381,604          288,820
                                        ---------        ---------
                                        7,231,365        6,740,451
                                        ---------        ---------
Expenses
  Interest                              2,382,528        2,310,898
  Depreciation and amortization         2,991,845        2,859,272
  Operating expenses                    4,141,526        3,824,320
                                        ---------        ---------
                                      $ 9,515,899        8,994,490
                                        ---------        ---------

          NET LOSS                    $(2,284,534)     $(2,254,039)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(2,219,355)     $(2,231,498)
                                        =========        =========

Net loss allocated to other
  partners                            $  (22,845)      $   (22,541)
                                        =========        =========

Net loss suspended                    $  (42,334)      $         -
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

                           December 31, 1996
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine months ended September 30,
                              (Unaudited)

                                                Series 16
                                        --------------------------
                                           1996             1995
                                           ----             ----
 Revenues
   Rental                             $ 8,906,847      $ 8,517,500
   Interest and other                     673,696          601,047
                                       ----------       ----------
                                        9,580,543        9,118,547
                                       ----------       ----------
Expenses
  Interest                              2,980,379        2,922,950
  Depreciation and amortization         3,645,623        3,528,528
  Operating expenses                    5,193,791        4,859,626
                                       ----------       ----------
                                       11,819,793       11,311,104
                                       ----------       ----------

          NET LOSS                    $(2,239,250)     $(2,192,557)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(2,216,857)     $(2,170,632)
                                       ==========       ==========

Net loss allocated to other
  partners                            $   (22,393)     $   (21,925)
                                       ==========       ==========

                 Boston Capital Tax Credit Fund III L.P.

                             December 31, 1996
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months ended September 30,
                             (Unaudited)

                                                  Series 17
                                        --------------------------
                                          1996             1995
 Revenues                                 ----             ----

   Rental                             $ 8,154,824      $ 7,174,788
   Interest and other                     306,634          649,076
                                       ----------        ---------
                                        8,461,458        7,823,864
                                       ----------        ---------
Expenses
  Interest                              3,436,522        3,109,032
  Depreciation and amortization         2,848,043        2,406,584
  Operating expenses                    5,227,674        4,273,420
                                       ----------        ---------
                                       11,512,239        9,789,036
                                       ----------        ---------

          NET LOSS                    $(3,050,781)     $(1,965,172)
                                       ==========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(3,020,274)     $(1,945,522)
                                       ==========        =========

Net loss allocated to other
  partners                            $   (30,507)     $   (19,650)
                                       ==========        =========

                Boston Capital Tax Credit Fund III L.P.

                         December 31, 1996
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Nine months ended September 30,
                          (Unaudited)

                                                  Series 18
                                       ----------------------------
                                          1996             1995
 Revenues                                 ----             ----
   Rental                             $ 4,433,556       $3,952,988
   Interest and other                     219,751          219,534
                                        ---------        ---------
                                        4,653,307        4,172,522
                                        ---------        ---------
Expenses
  Interest                              1,541,187        1,095,984
  Depreciation and amortization         2,086,747        1,815,428
  Operating expenses                    2,697,827        2,177,527
                                        ---------        ---------

                                        6,325,761        5,088,939
                                        ---------        ---------

          NET LOSS                    $(1,672,454)      $ (916,417)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,655,730)      $ (907,253)
                                        =========        =========

Net loss allocated to other
  partners                            $   (16,724)      $   (9,164)
                                        =========        =========

                 Boston Capital Tax Credit Fund III L.P.

                           December 31, 1996
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)


                                                  Series 19
                                        --------------------------
                                           1996             1995
 Revenues                                  ----             ----
   Rental                             $ 6,166,967      $ 2,747,473
   Interest and other                     204,419          100,231
                                        ---------        ---------

                                        6,371,386        2,847,704
                                        ---------        ---------
Expenses
  Interest                              2,365,788        1,356,372
  Depreciation and amortization         1,755,100          900,653
  Operating expenses                    3,761,554        1,728,828
                                        ---------        ---------

                                        7,882,442        3,985,853
                                        ---------        ---------

          NET LOSS                    $(1,511,056)     $(1,138,149)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,144,815)     $(1,126,768)
                                        =========        =========

Net loss allocated to other
  partners                            $  (366,241)     $   (11,381)
                                        =========        =========

                         Boston Capital Tax Credit Fund III L.P.

                                    December 31, 1996
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED

In the prior year an Operating Partnership was admitted to Series 16 without an initial outlay of capital. This short form admission was an agreement between the Operating Partnership's General Partner and the General Partner, that upon further due diligence, the Fund had the option to purchase the Operating Partnership if it was in the best interest of the Fund. Subsequent studies indicated that the Operating Partnership would not generate the originally anticipated amount of credits, and the General Partner elected to have the Fund's interest repurchased. As a result the number of Operating Partnerships has decreased by one for Series 16 from the quarter ended December 31, 1995.

When comparing the results of operations from the operating partnerships for the nine months ended September 30, 1996 and September 30, 1995 numerous variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships owned, an increase in the number which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


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

During the quarter ended December 31, 1996, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $189,312 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 1996.

(Series 16) The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

During the quarter ended December 31, 1996, none of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $155,225 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 1996.

(Series 17) The Fund commenced offering BACs in Series 17 on January 24, 1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

During the quarter ended December 31, 1996, $235,849 of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $540,652 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of December 31, 1996.

(Series 18) The Fund commenced offering BACs in Series 18 on June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended December 31, 1996 none of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $756,295 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 1996.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended December 31, 1996 $1,745,348 of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $832,019 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 1996.

Results of Operations
---------------------
As of December 31, 1996 and 1995 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The results of operations for future periods are likely to vary from those for the period ended December 31, 1996. The losses from Operating Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating Partnerships are in the lease-up phase.

The General Partner determined that in prior fiscal years interest income was not allocated accurately across all series in the Fund. As of December 31, 1996 a reallocation has been done to more accurately reflect interest earned in relation to each series sources and uses of funds. Since the reallocation is occurring in a new fiscal year, some series will reflect a negative interest amount for the current fiscal year.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended December 31, 1996 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $126,640, $162,767, $127,702, $76,999, and $102,483, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15) As of December 31, 1996 and 1995, the average qualified occupancy for the series was 100% and 99.3%, respectively. The series had a total of 68 properties at December 31, 1996 all of which were at 100% qualified occupancy.

For the nine months being reported Series 15 reflects a net loss from Operating Partnerships of $2,284,534. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $707,311. This is an interim period estimate; it is not necessarily indicative of the final year end results.



                                    48



California Investors VII Limited Partnership was operating at a deficit due to higher than projected operating expenses. Operating shortfalls caused the accrual of accounts payable. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996. The favorable interest rate enabled the Operating Partnership to payoff the accrued accounts payable and reduced the monthly debt payment. The refinancing should also create increased operating stability for the Operating Partnership.

The General Partner is continuing to monitor the operations of Hidden Cove Associates. The Operating General hired a new management company which has completed a capital improvement program. As a result the tenant base has improved significantly and occupancy is 92% as of December 31, 1996.

The Operating General Partner of School Street Limited Partnership I pledged his general partnership interest to an unaffiliated lending institution in violation of the partnership agreement. The management agent, an affiliate of the Operating General Partner, has been replaced. Legal research is being conducted in order to determine the best course of action regarding the General Partner interests.

(Series 16) As of December 31, 1996 and 1995, the average qualified occupancy for the series was 100% and 99.9%, respectively. The series had a total of 64 properties at December 31, 1996 all of which were at 100% qualified occupancy.

For the nine months being reported Series 16 reflects a net loss from Operating Partnerships of $2,239,250. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $1,406,373. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II pledged his general partnership interest to an unaffiliated lending institution in violation of the partnership agreement. The management agent, an affiliate of the Operating General Partner, has been replaced. Legal research is being conducted in order to determine the best course of action regarding the General Partner interests.

(Series 17) As of December 31, 1996 and 1995, the average qualified occupancy for the series was 99.6% and 98.0%, respectively. The series had a total of 49 properties at December 31, 1996. Out of the total 47 had 100% qualified occupancy.

For the nine months being reported Series 17 reflects a net loss from Operating Partnerships of $3,050,781. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect a net loss of $202,738. This is an interim period estimate; it is not necessarily indicative of the final year end results.



                                     49



Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership has stabilized since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 88% as of December 31, 1996.

California Investors VII Limited Partnership was operating at a deficit due to higher than projected operating expenses. Operating shortfalls caused the accrual of accounts payable. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996. The favorable interest rate enabled the Operating Partnership to payoff the accrued accounts payable and reduced the monthly debt payment. The refinancing should also create increased operating stability for the Operating Partnership.

(Series 18) As of December 31, 1996 and 1995 the average qualified occupancy for the series was 100% and 97.0% respectively. The series had a total of 34 properties at December 31, 1996 all of which were at 100% qualified occupancy.

For the nine months being reported Series 18 reflects a net loss from Operating Partnerships of $1,672,454. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $414,293. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In August 1996 the General Partner was notified that Virginia Avenue Housing Limited Partnership was named as defendant in a land encroachment complaint. The Operating General Partner and its council are confident that the Operating Partnership owns a clean title to all property in question, however, research is being conducted into the title and title insurance.

(Series 19) As of December 31, 1996 and 1995 the average qualified occupancy for the series was 99.9% and 98.3% respectively. The series had a total of 26 properties at December 31, 1996. Out of the total 25 had 100% qualified occupancy.

For the nine months being reported Series 19 reflects a net loss from Operating Partnerships of $1,511,056. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $244,044. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  November 24, 1997        By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal Financial
                                     Officer