Form 10-K405
period 1997-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1997-07-15
CIK 879555

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1997 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to
                                   -----------  ------------
Commission file number    0-21718
                       --------------
            Boston Capital Tax Credit Fund III L.P.
----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

       Massachusetts                              52-1749505
---------------------------------         -----------------------------
 (State of other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)

  One Boston Place, Suite 2100, Boston, MA                02108-4406
--------------------------------------------          -----------------
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

                BOSTON CAPITAL TAX CREDIT FUND III L.P.
                        Form 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED March 31, 1997

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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K

          Signatures
                                    PART I
                                    ------
Item 1.   Business

Organization
------------
     Boston Capital Tax Credit Fund III L.P. (the "Fund") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of September 19, 1991. The General Partner of the Fund is Boston Capital Associates III L.P., a Delaware limited partnership. C & M Associates, d/b/a Boston Capital Associates, a Massachusetts general partnership, whose only two partners are Herbert F. Collins and John P. Manning, the principals of Boston Capital Partners, Inc., is the sole general partner of the General Partner. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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

     A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering ("Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 1997, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Public Offering of the Fund.

     The Offering, including information regarding the issuance of BACs in series, is described on pages 84 to 87 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Description of Business
-----------------------
     The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 48 of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 37 to 51 of the Prospectus, as supplemented, under the captions "Tax Credit Programs" and "Government Assistance Programs," which is incorporated herein by reference.
Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

     As of March 31, 1997 the Fund had invested in 68 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 49 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Employees
---------
     The Fund does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.

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

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1997

                            Mortgage                              Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
April Gardens  Las Piedras,
Apts. III      PR       32  $1,473,645   9/92    5/93     100%  $  279,823

Autumwood      Keysville,
Heights        VA       40   1,355,355   8/92     1/93    100%     256,700

Barton Village Arlington,
Apartments     GA       18     512,441  10/92     3/93    100%     101,154

Bergen         Bergen,
Meadows        NY       24   1,024,570   7/92     7/92    100%     199,420

Bridlewood     Horse Cave,
Terrace        KY       24     794,924   1/94      1/95   100%     167,679

Brunswick      Lawrenceville,
Commons        VA       24     829,994   3/92      9/92   100%     152,282

Buena Vista
Apartments,    Union,
Phase II       SC       44   1,459,496   3/92      1/92   100%     281,000

Calexico       Calexico,
Senior Apts.   CA       38   1,929,914   9/92      9/92   100%     366,220

Chestnut       Altoona,
Hills Estates  AL       24     746,277   9/92      9/92   100%     146,500

Columbia       Camden,
Heights Apts.  AR       32   1,300,766  10/92      9/93   100%     247,599

Coral Ridge    Coralville,
Apartments     IA      102   2,628,498   3/92     11/92   100%   2,257,827

Country
Meadows        Sioux Falls,
II, III, IV    SD       55   1,371,889   5/92      9/92   100%   1,220,825

Curwensville   Curwensville,
House Apts.    PA       28   1,221,138   9/92      7/93   100%     262,000

Deerfield      Crewe,
Commons        VA       39   1,234,613   4/92      6/92   100%     242,430

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
East Park     Dilworth,
Apts. I       MN        24 $   506,285    6/94     1/94  100%  $   385,824

Edgewood
 Apts.        Munfordville,
              KY        24     790,831    6/92     8/92  100%      156,605

Golden Age    Oak Grove,
Apts.         MO        17     406,090     4/92   11/91  100%       84,410

Graham        Graham,
Village Apts. NC        50   1,340,848    10/94    6/95  100%      794,669

Greentree     Utica,
Apts.         OH        24     688,129     4/94   10/75  100%       64,069

Greenwood     Fort Gaines,
Village       GA        24     678,621     8/92    5/93  100%      131,268

Hadley's
Lake          East Machias
Apts.         ME        18   1,044,316     9/92    1/93  100%      291,400

Hammond       Westernport,
Heights Apts. MD        35   1,495,201     7/92    2/93  100%      327,944

Harrisonville Harrisonville,
Properties II MO        24     610,418     3/92   11/91  100%      144,004

Harvest Point Madison,
Apts.         SD        30   1,204,968     3/95   12/94  100%      268,760

Hearthside II Portage,
              MI        60   1,965,350     4/92   11/92  100%    1,153,620

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1997
Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Heron's        Lake Placid,
Landing I      FL      37   $1,210,640  10/92   10/92    100%  $   255,339

Hidden         W. Pittsburg,
Cove           CA      88    2,922,342   2/94    8/88    100%      200,000

Higginsville   Higginsville,
Estates        MO      24      629,932   3/92    3/91    100%      146,111

Kearney        Kearney,
Estates        MO      24      637,035   5/92     1/92   100%      138,103

Lakeside       Lake Village
Apts.          AR      32    1,227,232   8/94     8/95   100%      282,004

Lake View      Lake View,
Green Apts.    SC      24      891,378   3/92     7/92   100%      183,603

Laurelwood
Apartments,    Winnsboro,
Phase II       SC      32    1,072,959   3/92     2/92   100%      229,986

Lebanon
Properties     Lebanon,
III            MO      24      634,958   3/92     2/92   100%      152,171

Lebanon        Spring Grove,
Village II     VA      24      929,928   8/92     2/93   100%      169,000

Lilac Apts.    Leitchfield,
               KY      24      732,250   6/92     7/92   100%      148,015

Livingston     Livingston,
Plaza          TX      24      680,192  12/92    11/93   100%      176,534

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Manning     Manning,
Lane Apts.   SC         42   $1,478,336   8/92   3/93    100%  $   296,436

Marshall    Marshallville,
Lane Apts.   GA         18      556,113   8/92  12/92    100%      114,200

Maryville   Maryville,
Properties   MO         24      721,333   5/92   3/92    100%      156,636

Meadow      Grantsville,
View Apts.   MD         36    1,493,335   5/92   2/93    100%      291,322

Millbrook   Sanford,
Commons      ME         16      925,247   6/92  11/92    100%      227,100

Monark      Van Buren & Barling,
Homes        AR         10      331,775   6/94   3/94    100%      239,800

North
Prairie     Plainwell,
Manor Apts.  MI         28      885,589   9/92   5/93    100%      206,820

North Trail Arkansas City,
Apts.        KS         24      831,930   9/94  12/95    100%      194,118

Oakwood     Century,
Village      FL         39    1,112,767   5/92   5/92    100%      249,374

Osceola      Osceola,
Estates Apts.IA         24      678,684   5/92   5/92    100%      161,325

Payson
Senior       Payson,
Center Apts. AZ         39    1,492,979   8/92   8/92    100%      365,755

Rainier      Mt. Rainier,
Manor Apts.  MD        104    2,712,816   4/92   1/93    100%    1,095,382

Ridgeview    Brainerd,
Apartments   MN         24      865,020   3/92   1/92    100%      165,434

                Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Rio Mimbres  Deming,
II Apartments NM       24  $   776,727   4/92     4/92     100%  $  149,811

River Chase  Wauchula,
Apts.         FL       47    1,482,965   8/92    10/92     100%     322,944

Rolling
Brook        Algonac,
III Apts.     MI       26      830,505   6/92    11/92     100%     185,632

School St.   Marshall,
Apts.Phase I  WI       24      774,226   4/92     5/92     100%     666,025

Shenandoah   Shenandoah,
Village       PA       34    1,479,154   8/92     2/93     100%     317,136

Showboat     Chesaning,
Manor Apts.   MI       26      799,316   7/92     2/93     100%     178,084

Spring Creek Derby,
II Apts.      KS       50    1,277,530   4/92     6/92     100%   1,060,282

Summit Ridge Palmdale,
Apartments    CA      304    9,004,859  10/92    12/93     100%   5,639,000

Sunset Sq.   Scottsboro,
Apts.         AL       24      743,697   9/92     8/92     100%     143,900

Taylor Mill  Hodgenville,
Apartments    KY       24      771,275   4/92     5/92     100%     173,606

Timmons      Lynchburg,
Village Apts. SC       18      624,810   5/92     7/92     100%     122,450

University   Detroit,
Meadows       MI       53    1,896,828   6/92    12/92     100%   1,676,750

Valatie      Valatie,
Woods         NY       32    1,390,380   6/92     4/92     100%     277,600

          Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97  3/31/97
---------------------------------------------------------------------------
Village      Healdton,
Woods         OK       24  $   707,444  8/94   12/94      100%  $   173,616

             Urb. Corales
Villas       de Hatillo,
Del Mar       PR       32    1,470,358  8/92    8/92      100%      307,200

Virgen del
Pozo Garden  Sabana Grande,
Apts.         PR       70    3,345,226  8/92    7/93      100%      772,550

Weedpatch    Weedpatch,
Country Apts. CA       36    1,982,359  1/94    9/94      100%      461,197

Whitewater   Ideal,
Village Apts. GA       18      528,920  8/92   11/92      100%      108,000

Wood Park    Arcadia,
Pointe        FL       36    1,173,664  6/92    5/92      100%      243,672

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1997


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
1413
Leavenworth  Omaha,
Apts.          NE      60  $1,633,327   12/92   3/93      100%   $1,287,526

Abbey        Nixa,
Orchards Apts. MO      48   1,554,682    3/94   6/94      100%    1,163,875

Abbey
Orchards     Nixa,
Apts.II        MO      56   1,127,842    8/94   7/94      100%    1,137,750

Bernice      Bernice,
Villa Apts.    LA      32     967,583    5/93  10/93      100%      200,476

Branch River Wakefield,
Commons Apts.  NH      24   1,268,043    9/92   2/93      100%      246,105

Brunswick    Lawrenceville,
Manor Apts.    VA      40   1,424,777    2/94   7/94      100%      278,519

Canterfield  Denmark,
Manor          SC      20     771,568   11/92   1/93      100%      175,959

Cape Ann
YMCA         Gloucester,
Community Ctr. MA      23     585,086    1/93  12/93      100%      693,132

Carriage     Westville,
Park Village   OK      24     725,358    2/93   7/93      100%      144,714

Cedar        Brown City,
Trace Apts.    MI      16     507,133   10/92   7/93      100%      102,500

Cielo Azul   Aztec,
Apts.          NM      30   1,021,549    5/93   5/93      100%      389,749

Clymer       Clymer,
Park Apts.     PA      32   1,445,104   12/92  11/94      100%      317,428

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Crystal      Davenport,
Ridge Apts.   IA     126   $3,131,544   10/93   2/94      100%  $ 3,032,972

Cumberland   Middlesboro,
Woods Apts.   KY       40    1,457,998  12/93  10/94      100%      412,700

Deer Run     Warrenton,
Apts.         NC       31      719,606   8/93   3/93      100%      572,200

Derry Round  Borough of Derry,
House Court   PA       26    1,139,214   2/93   2/93      100%      248,019

Fairmeadow   Latta,
Apts.         SC       24      888,116   1/93   7/93      100%      195,400

Falcon       Beattyville,
Ridge Apts.   KY       40    1,052,571   4/94   1/95      100%      247,200

Forest       Butler,
Pointe Apts.  GA       24      757,892  12/92   9/93      100%      162,397

Gibson       Gibson,
Manor Apts.   NC       24      914,089  12/92   6/93      100%      161,412

Greenfield   Greenfield,
Properties    MO       20      535,408   1/93   5/93      100%      126,046

Greenwood    Mt. Pleasant,
Apts.         PA       36    1,483,607  11/93  10/93       97%      352,000

Harmony      Galax,
House Apts.   VA       40    1,482,213  11/92   7/93      100%      285,588

Haynes House Roxbury,
Apartments    MA      131    3,495,929   8/94   9/95       80%    1,955,670

Holly Tree   Holly Hill,
Manor         SC       24      889,327  11/92   2/93      100%      201,490

Isola Square Isola,
Apartments    MS       32      974,908  11/93   4/94      100%      246,722

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Joiner      Joiner,
Manor        AR       25  $  825,160   1/93     6/93     100%      $149,670

Landview    Bentonia,
Manor        MS       28     846,603   7/93     2/94     100%       190,109

Laurel      Idabel,
Ridge Apts.  OK       52   1,393,760   4/93    12/93     100%       282,606

Lawtell     Lawtell,
Manor Apts.  LA       32     935,317   4/93     8/93     100%       202,603

Logan       Ridgeland,
Lane Apts    SC       36   1,304,434   9/92     3/93     100%       274,750

Mariner's   Milwaukee,
Pointe Apts  WI       64   2,022,863  12/92     8/93     100%     1,684,121

Mariner's
Pointe      Milwaukee,
Apts. II     WI       52   1,980,429  12/92     8/93     100%     1,676,219

Meadows of  Southgate,
Southgate    MI       83   2,338,538   7/93     5/94     100%     1,716,000

Mendota     Mendota,
Village Apts.CA       44   1,987,883  12/92     5/93     100%       438,300

Mid City    Jersey City,
Apts.        NJ       58   3,140,774   9/93     6/94     100%     3,097,210

Newport
Elderly     Newport,
Apts.        VT       24   1,259,482   2/93    10/93     100%       221,626

Newport     Newport,
Manor Apts.  TN       30     963,498   9/93    12/93     100%       204,863

Oak Forest  Eastman,
Apts.        GA       41   1,187,160  12/92    10/93     100%       251,269

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Parkwoods   Anson,
Apts.        ME       24   $1,292,673   12/92   9/93     100%  $    320,206

Plantation  Tchula,
Manor        MS        28     838,860    7/93  12/93     100%       195,030

Ransom St.   Blowing Rock,
Apartments   NC        13     513,727   12/93  11/94     100%       102,697

Riviera      Miami Beach,
Apts.        FL        56   1,717,110   12/92  12/93     100%     1,442,978

Sable Chase  McDonough,
of McDonough GA       222   5,220,944   12/93  12/94     100%     5,618,968

Simmesport   Simmesport,
Square Apts. LA        32     956,744    4/93   6/93     100%       198,500

St. Croix    Woodville,
Commons Apts. WI        40  1,129,146   10/94  12/94     60%       534,847

St. Joseph   St. Joseph,
Square Apts. LA        32     964,859    5/93   9/93     100%       206,086

Summersville Summersville,
Estates      MO        24     624,702    5/93   6/93     100%       157,976

Stony Ground St. Croix,
Villas       VI        22   1,440,543   12/92   6/93     100%       358,414

Talbot       Talbotton,
Village II   GA        24     684,816    8/92   4/93     100%       129,683

Tan Yard
Branch       Blairsville,
Apts. I      GA        24     758,885   12/92   9/94     100%       151,154

Tan Yard
Branch       Blairsville,
Apts. II     GA        25     742,836   12/92   7/94     100%       144,304

                Boston Capital Tax Credit Fund III L.P. - Series 16

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
The
Fitzgerald   Plattsmouth,
Building     NE        20  $  313,744  12/93   12/93     100%   $   924,780

The
Woodlands   Tupper Lake,
             NY        18     931,255   9/94    2/95     100%       205,631

Tuolumne
City        Tuolumne,
Senior Apts. CA        30   1,606,725  12/92    8/93     100%       376,535

Turtle      Monticello,
Creek Apts.  AR        27     854,522   5/93   10/93     100%       185,392

Valley View Palatine Bridge,
Apartments   NY        32   1,439,175   5/94    5/94     100%       326,870

Victoria    North Port,
Pointe Apts. FL        42   1,450,728  10/94    1/95     100%       338,058

Vista Linda Sabana Grande,
Apartments   PR        50   2,513,808   1/93   12/93     100%       435,530

West End    Union,
Manor        SC        28     995,844   5/93    5/93     100%       231,741

Westchester
Village     Oak Grove,
of Oak Grove MO        33   1,239,211  12/92    4/93     100%       889,700

Westchester
Village of  St. Joseph,
St. Joseph   MO        60   1,683,311   7/93    6/93     100%     1,316,500

Willcox    Willcox,
Senior Apts. AZ        30   1,112,794   1/93    6/93     100%       268,747

Woods       Damascus,
Landing Apts.VA        40   1,478,071  12/92    9/93     100%       286,171

                Boston Capital Tax Credit Fund III L.P. - Series 17

                      PROPERTY PROFILES AS OF March 31, 1997


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Annadale     Fresno,
Apartments    CA      222  $4,543,744   1/96    6/90      100%  $    -0-

Artesia      Artesia,
Properties    NM       40   1,429,409   9/94    9/94      100%     399,464

Aspen Ridge  Omaha,
Apts.         NE       42     888,302   9/93   11/93      100%     809,750

Briarwood    Clio,
Apartments    SC       24     920,368  12/93    8/94      100%     211,133

Briarwood
Apartments   DeKalb,
of DeKalb     IL       48   1,605,843  10/93    6/94      100%   1,041,834

Briarwood    Buena Vista,
Village       GA       38   1,135,894  10/93    5/94      100%     252,700

Brookwood    Blue Springs,
Village       MO       72   2,346,480  12/93   12/94      100%   1,629,100

Cairo Senior Cairo,
Housing       NY       24   1,076,324   5/93    4/93      100%     201,711

Caney Creek  Caneyville,
Apts.         KY       16     481,070   5/93    4/93      100%     118,800

Central      Cambridge,
House         MA      128   2,638,126   4/93   12/93      100%   2,498,109

Clinton      Clinton,
Estates       MO       24     742,356  12/94   12/94      100%     162,717

Cloverport   Cloverport,
Apts.         KY       24     761,938   4/93    7/93      100%     174,575

College
Greene       Chili,
Senior Apts.  NY      110   3,791,301   3/95    8/95      100%     228,545

                Boston Capital Tax Credit Fund III L.P. - Series 17

                      PROPERTY PROFILES AS OF March 31, 1997
Continued
---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.   3/31/97  3/31/97
---------------------------------------------------------------------------
Crofton     Crofton,
Manor Apts.  KY         24  $  810,301   4/93    3/93    100%    $  168,420

Deerwood    Adrian,
Village Apts.GA         20     640,514   2/94    7/94    100%       160,900

Doyle       Darien,
Village      GA         38   1,176,673   9/93    4/94    100%       235,509

Fuera Bush
Senior      Fuera Bush,
Housing      NY         24   1,106,702   7/93    5/93    100%       189,364

Gallaway    Gallaway,
Manor Apts.  TN         36   1,062,724   4/93    5/93    100%       221,432

Glenridge   Bullhead City,
Apartments   AZ         52   2,056,548   6/94    6/94    100%       520,500

Green Acres West Bath,
Estates      ME         48   1,232,302   1/95   11/94    100%       135,849

Green Court Mt. Vernon,
Apartments   NY         76   2,335,842  11/94   11/94     84%       874,878

Henson      Oxon Hill,
Creek Manor  MD        105   4,038,834   5/93    4/94    100%     2,980,421

Hickman
Manor       Hickman,
Apts. II     KY         16     543,802  11/93   12/93    100%       134,094

Hill        Bladenboro,
Estates, II  NC         24   1,021,728   3/95    7/95    100%       132,300

Houston     Alamo,
Village      GA         24     675,389  12/93    5/94    100%       169,418

Isola       Greenwood,
Square Apts.  MS        36   1,065,623  11/93    8/94    100%       304,556

                Boston Capital Tax Credit Fund III L.P. - Series 17

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Ivywood     Smyrna,
Park Apts.    GA      106   $3,088,640   6/93   10/93     100%   $2,093,847

Jonestown   Jonestown,
Manor Apts.   MS       28      872,018  12/93   12/94     100%      243,605

Largo Ctr.  Largo,
Apartments    MD      100    3,892,268   3/93    6/94     100%    2,753,475

Laurel      Naples,
Ridge Apts.   FL       78    2,956,048   2/94   12/94     100%    1,788,844

Lee Terrace Pennington Gap,
Apartments    VA       40    1,495,907   2/94   12/94     100%      288,268

Maplewood Union City,
Park Apts.   GA        110   3,573,147   4/94    7/95     100%    1,194,911

Oakwood
Manor of    Bennettsville,
Bennettsville SC       24      882,841   9/93   12/93     100%      189,200

Opelousas   Opelousas,
Point Apts.   LA       44    1,399,414  11/93    3/94     100%      439,277

Orchard     Beaumont,
Park          CA      144    3,968,211   1/94    5/89     100%      250,000

Palmetto    Palmetto,
Villas        FL       49    1,621,942   5/94    4/94     100%      421,795

Park        Lehigh Acres,
Place         FL       35    1,183,754   2/94    4/94     100%      283,687

Pinehurst   Farwell,
Senior Apts.  MI       24      812,347   2/94    2/94     100%      183,176

Quail       Reedsville,
Village       GA       31      887,250   9/93    2/94     100%      171,855

Royale Glen Muskegon,
Townhomes     MI       79    3,803,078  12/93   12/94     100%      909,231

                Boston Capital Tax Credit Fund III L.P. - Series 17

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Seabreeze   Inglis,
Manor         FL        37  $1,240,666   3/94    1/95     100%   $  294,387

Soledad     Soledad,
Senior Apts.  CA        40   1,969,082  10/93    1/94     100%      407,894

Stratford   Midland,
Place        MI         53     999,723   9/93    6/94     100%      892,915

Summit      Palmdale,
Ridge Apt.   CA        304   9,004,859  12/93   12/93     100%    5,191,039

Villa West  Topeka,
V Apartments KS         52   1,260,000   2/93   10/92     100%      902,700

Waynesburg  Waynesburg,
House Apts.  PA         34   1,503,621   7/94   12/95     100%      501,140

West Front  Skowhegan,
Residence    ME         30   1,725,054   9/94    8/94     100%      487,390

West Oaks   Raleigh,
Apartments   NC         50   1,210,441   6/93    7/93     100%      811,994

White       White Castle,
Castle Manor LA         24     780,073   6/94    5/94     100%      198,684

                Boston Capital Tax Credit Fund III L.P. - Series 18

                      PROPERTY PROFILES AS OF March 31, 1997


                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Arch         Boston,
Apartments    MA        75  $2,771,622   4/94   12/94     100%   $3,017,845

Bear Creek   Naples,
Apartments    FL       118   4,967,259   3/94    4/95     100%    3,586,687

Briarwood    Humbolt,
Apartments    IA        20     710,376   8/94    4/95     100%      162,536

California   San Joaquin,
Apartments    CA        42   1,841,293   3/94    12/94    100%      519,100

Chatham      Chatham,
Manor         NY        32   1,436,031   1/94    12/93    100%      296,860

Chelsea Sq.  Chelsea,
Apartments    MA         6     301,393   8/94    12/94    100%      451,929

Clarke       Newport,
School        RI        56   2,561,998  12/94    12/94    100%    1,804,536

Cox Creek    Ellijay,
Apartments    GA        25     827,488   1/94     1/95    100%      176,504

Evergreen    Macedon,
Hills Apts.   NY        72   2,832,672   8/94     1/95    100%    1,464,564

Glen Place   Duluth,
Apartments    MN        35   1,249,800   4/94     6/94    100%    1,328,621

Harris Music West Palm Beach,
Building      FL        38   1,340,429   6/94    11/95    100%      749,953

Kristine     Bakersfield,
Apartments    CA        60   1,372,124  10/94    10/94    100%    1,636,293

Lakeview     Battle Creek,
Meadows II    MI        60   1,642,076   8/93     5/94    100%    1,029,000

                Boston Capital Tax Credit Fund III L.P. - Series 18

                      PROPERTY PROFILES AS OF March 31, 1997

Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Lathrop     Lathrop,
Properties   MO        24  $   746,947   4/94    5/94      100%  $   171,579

Leesville   Leesville,
Elderly Apts.LA        54    1,268,354   6/94    6/94      100%      776,500

Lockport    Lockport,
Seniors Apts.LA        40      994,779   7/94    9/94      100%      595,439

Maple Leaf  Franklinville,
Apartments   NY        24    1,155,850   8/94   12/94      100%      296,587

Maple       Aurora,
Terrace      NY        32    1,422,546   9/93    9/93       96%      279,988

Marengo     Marengo,
Park Apts.   IA        24      735,876  10/93    3/94      100%      133,552

Meadowbrook Oskaloosa,
Apartments   IA        16      485,330  11/93    9/94      100%       96,908

Meadows     Show Low,
Apartments   AZ        40    1,498,659   3/94    5/94      100%      420,302

Natchitoches
Senior      Natchitoches,
Apartments   LA        40      969,552   6/94   12/94      100%      644,175

Newton      Newton,
Plaza Apts.  IA        24      813,387  11/93    9/94      100%      166,441

Oakhaven    Ripley,
Apartments   MS        24      507,010   1/94    7/94      100%      116,860

Parvin's
Branch      Vineland,
Townhouses   NJ        24      876,286   8/93   11/93      100%      761,856

                Boston Capital Tax Credit Fund III L.P. - Series 18

                      PROPERTY PROFILES AS OF March 31, 1997
Continued
---------
                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.   3/31/97   3/31/97
---------------------------------------------------------------------------
Peach Tree   Felton,
Apartments     DE       32  $1,492,898    1/94   7/93     100%  $   206,100

Pepperton    Jackson,
Villas         GA       29     868,707    1/94   6/94     100%      222,762

Prestonwood  Bentonville,
Apartments     AR       62   1,280,350   12/93  12/94     100%    1,067,200

Richmond     Richmond,
Manor          MO       36   1,050,188    6/94   6/94     100%      231,593

Rio Grande   Eagle Pass,
Apartments     TX      100   2,294,897    6/94   5/94     100%      666,840

Troy         Troy,
Estates        MO       24     701,094   12/93   1/94     100%      159,007

Vista Loma   Bullhead City,
Apartments     AZ       41   1,493,214    5/94   9/94     100%      465,650

Vivian       Vivian,
Seniors Apts.  LA       40   1,007,559    7/94   9/94     100%      625,691

Westminster
Meadow       Grand Rapids,
Apartments     MI       64   2,112,848   12/93  11/94     100%    1,378,000

                Boston Capital Tax Credit Fund III L.P. - Series 19
                      PROPERTY PROFILES AS OF March 31, 1997

                            Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Callaway     Holt's Summit,
Villa         MO        48  $1,320,544    6/94  12/94    100%   $ 1,181,010

Carrollton   Carrollton,
Villa         MO        48   1,315,865    6/94   3/95    100%     1,121,758

Clarke       Newport,
School        RI        56   2,561,998   12/94  12/94    100%     1,153,719

Coopers      Irving,
Crossing      TX        93   3,682,888    6/96  12/95    100%     1,716,000

Delaware
Crossing     Ankeny,
Apartments    IA       152   3,749,681    8/94   3/95    100%     3,337,884

Garden Gate  Forth Worth,
Apartments    TX       240   5,882,264    2/94   4/95    100%     3,526,605

Garden Gate  Plano,
Apartments    TX       240   7,379,150    2/94   5/95    100%     3,116,064

Hebbronville Hebbronville,
Senior        TX        20     522,191   12/93   4/94    100%        82,592

Jefferson    Denver,
Square        CO        64   2,568,896    5/94   8/95    100%     1,705,351

Jenny Lynn   Morgantown,
Apts.         KY        24     808,393    1/94   9/94    100%       182,800

Lone Star    Lone Star,
Senior        TX        24     617,540   12/93   5/94    100%       138,740

Mansura
Villa II     Mansura,
Apartments    LA        32     970,372    5/94   8/95    100%       227,910

Maplewood   Union City,
Park Apts.   GA       110    3,573,147   4/94     7/95   100%    1,194,911

Martindale   Martindale,
Apts.         TX        24     687,611   12/93   1/94    100%       154,790

                Boston Capital Tax Credit Fund III L.P. - Series 19

                     PROPERTY PROFILES AS OF March 31, 1997
Continued
---------                   Mortgage                             Cap Con
                            Balance                    Qualified   paid
Property                     As of     Acq.    Const   Occupancy   thru
Name       Location   Units 12/31/96   Date     Comp.    3/31/97   3/31/97
---------------------------------------------------------------------------
Munford     Munford,
Village      AL        24  $   766,822   10/93    4/94   100%   $   165,800

Northpoint  Kansas City,
Commons      MO       158    4,788,505    7/94    6/95   100%     2,076,401

Poplar      Madison,
Ridge Apts.  VA        16      654,071   12/93   10/94   100%       124,704

Prospect
Villa III   Hollister,
Apartments   CA        30    1,747,061    3/95    5/95   100%       499,104

Sahale
Heights     Elizabethtown,
Apts.        KY        24      863,752    1/94    6/94   100%       238,600

Seville     Forest Village,
Apartments   OH        24      666,962    3/94    3/78   100%        47,780

Sherwood    Rainsville,
Knoll        AL        24      783,096   10/93    4/94   100%       162,500

Summerset   Swainsboro,
Apartments   GA        30      942,924   1/94    11/95   100%       223,029

Tanglewood  Lawrenceville,
Apartments   GA       130    4,282,021  11/93    12/94   100%     3,020,840

Village     Independence,
North I      KS        24      860,855   6/94    12/94   100%       190,471

Vistas at   Largo,
Lake Largo   MD       110    3,316,561  12/93     1/95   100%     2,833,420

Wedgewood
Lane        Cedar City,
Apartments   UT        24    1,004,645   6/94     9/94   100%       262,800

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

     (b)  Approximate number of security holders

          As of March 31, 1997, the Fund has 14,094 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

          The BACs were issued in series. Series 15 consists of 2,610 investors holding 3,870,500 BACs, Series 16 consists of 3,677 investors holding 5,429,402 BACs, Series 17 consists of 3,094 investors holding 5,000,000 BACs, Series 18 consists of 2,187 investors holding 3,616,200 BACs, and Series 19 consists of 2,526 investors holding 4,080,000 BACs at March 31, 1997.

     (c)  Dividend history and restriction

          The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, September 19, 1991 through March 31, 1997.

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

Item 6.   Selected Financial Data

    The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 1993 through March 31, 1997. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations
----------
                March 31,     March 31,     March 31,    March 31,   March 31,
                  1997          1996          1995         1994        1993
                --------      --------      --------    --------     --------
Interest &
Other Income  $    555,991 $  1,034,800 $  2,200,432  $ 2,380,436$    707,838
Share of Loss
of Operating
Partnerships   (15,051,842) (14,435,496) (10,794,203)  (4,998,241) (1,294,781)

Operating Exp.$ (3,210,372)  (3,313,615)  (3,739,460)  (2,585,806)   (909,201)
               -----------  -----------   ----------   ----------  ----------
Net Loss      $(17,706,223)$(16,714,311)$(12,333,231)$ (5,203,611)$(1,496,144)
               ===========  ===========   ==========   ==========  ==========
Net Loss
per BAC       $       (.80)$       (.75)$      (.56) $       (.31)$      (.21)
               ===========  ===========   ==========  ===========  ==========

                   As of       As of         As of         As of       As of
                 March 31,    March 31,     March 31,    March 31,   March 31,
                   1997         1996          1995         1994        1993
                 --------     --------      --------     --------    --------
Balance Sheet
-------------
Total Assets  $145,845,635 $167,285,510 $202,894,304 $215,591,233 $110,044,342
               ===========  ===========  ===========  ===========   ==========
Total Liab.   $ 10,350,261 $ 14,069,497 $ 33,078,601 $ 33,263,599 $ 18,125,363
Partners'      ===========  ===========  ===========  ===========   ==========
 Equity       $135,495,374 $153,216,013 $169,815,703 $182,327,634 $ 91,918,979
               ===========  ===========  ===========  ===========   ==========
Other Data
----------
Tax Credits per BAC for the Investors Tax
Year, the Twelve Months Ended December
31, 1996, 1995, 1994, 1993 and 1992*
              $       1.37 $       1.26 $        .66 $        .42 $       .21
               ===========  ===========  ===========  ===========  ==========
* Credit per BAC is a weighted average of all the Series. Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 1997 were $2,125,305, and total fund management fees accrued as of March 31, 1997 were $6,379,932. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

  The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to its investors. The Fund anticipates that the investments it purchases will be available for sale. Many of the investments sold during the years ended March 31, 1995, 1996 and 1997 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

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

  (Series 15).  The Fund commenced offering BACs in Series 15 on January
24, 1992. As of March 31, 1997, the Fund had received and accepted subscriptions for $38,705,000 representing 3,870,500 BACs from investors admitted as BAC Holders in Series 15. Offers and sales of BACs in Series 15 were completed and the last of BACs in Series 15 were issued by the Fund on June 26, 1992.

 During the fiscal year ended March 31, 1997, the Fund used $21,600 of Series 15 net offering proceeds to pay additional installments of its capital contributions to 3 Operating Partnerships. As of March 31,
1997 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 63 of the 68 Operating Partnerships. Series 15 has $178,680 in capital contributions that remain to be paid to the other 5 Operating Partnerships.

  (Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. As of March 31, 1997, the Fund had received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

  During the fiscal year ended March 31, 1997, the Fund used $292,588 of Series 16 net offering proceeds to pay additional installments of its capital contributions to 7 Operating Partnerships. As of March 31, 1997 the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 56 of the 64 Operating Partnerships. Series 16 has $155,225 in capital contributions that remain to be paid to the other 8 Operating Partnerships.

  (Series 17).  The Fund commenced offering BACs in Series 17 on January
24, 1993. As of March 31, 1997, the Fund had received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

  During the fiscal year ended March 31, 1997, the Fund used $155,696 of Series 17 net offering proceeds to pay additional installments of its capital contributions to 8 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,223,407, and the Fund had completed payments of all installments of its capital contributions to 38 of the 49 Operating Partnerships. Series 17 has $1,844,259 in capital contributions that remain to be paid to the other 11 11 Operating Partnerships.

  (Series 18). The Fund commenced offering BACs in Series 18 on June 17, 1993. As of March 31, 1997, the Fund had received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

  During the fiscal year ended March 31, 1997, the Fund used $118,711 of Series 18 net offering proceeds to pay additional installments of its capital contributions to 5 Operating Partnerships. As of March
31, 1997 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 29 of the 34 Operating Partnerships. Series 18 has $755,887 in capital contributions that remain to be paid to the other 5 Operating Partnerships.

  (Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. As of March 31, 1997, the Fund had received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

  During the fiscal year ended March 31, 1997, the Fund used $3,691,719 of Series 19 net offering proceeds to pay initial installments of its capital contributions to 14 Operating Partnerships. As of March 31, 1997 proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to 19 of the 26 Operating Partnerships. Series 19 has $831,803 in capital contributions that remain to be paid to the other 7 Operating Partnerships.

Results of Operations
---------------------
  The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 1997 and 1996 was $2,253,062 and $2,399,311, respectively. The amount is anticipated to continue to decrease in subsequent fiscal years as additional Operating Partnerships begin to pay their annual partnership management and reporting fees to the fund.

  The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

  (Series 15). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 68 properties at March 31, 1997, all of which were at 100% qualified occupancy.

  For the tax years ended December 31, 1996 and 1995, the series, in total, generated $3,647,435 and $3,225,596, respectively, in passive income tax losses that were passed through to the investors and also provided $1.47 and $1.43, respectively, in tax credits per BAC to the investors.

  As of March 31, 1997 and 1996 the Investments in Operating Partnerships for Series 15 was $18,675,081, and $21,718,070 respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1996 and 1995 the Operating Partnerships reflected a net income of $468,378 and $383,072, respectively, when adjusted for depreciation which is a non-cash item.

  California Investors VII Limited Partnership was operating at a deficit due to higher than projected operating expenses and a competitive rental market. Operating shortfalls caused the accrual of accounts payable. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996. The favorable interest rate enabled the Operating Partnership to payoff the accrued accounts payable and reduced the monthly debt payment. The refinancing should also create increased operating stability for the Operating Partnership.

  The new management company at Hidden Cove continues to make improvements to the tenant base and physical occupancy, which stands at 92% at March 31, 1997, however, the property is still generating operating deficits. As such, the management company is implementing cost saving measures to mitigate these deficits and stabilize the property.

  The Operating General Partner of School Street Limited Partnership I pledged his general partnership interest in the Operating Partnership as collateral for another loan. As this was a violation of the terms of the partnership agreement, the Operating General Partner was removed and replaced. Operations of the property are stable.

  (Series 16). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 99.0% and 99.7%, respectively. The series had a total of 64 properties at March 31, 1997. Out of the total, 61 were at 100% qualified occupancy.

  For the tax years ended December 31, 1996 and 1995, the series, in total, generated $4,236,913 and $3,276,922, respectively, in passive income tax losses that were passed through to the investors and also provided $1.41 and $1.37 respectively, in tax credits per BAC to the investors.

  As of March 31, 1997 and 1996 the Investments in Operating Partnerships for Series 16 was $33,987,844 and $37,074,575, respectively. Investments in Operating Partnerships was affected by the removal of one Operating Partnership. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

 For the years ended December 31, 1996 and 1995 the Operating Partnerships reflected a net income of $1,866,459 and $1,105,367, respectively, when adjusted for depreciation which is a non-cash item. The improved operations are mainly a result of an increase in rental income and a decrease in interest expense.

  In the prior fiscal year an Operating Partnership was admitted to the series without an initial outlay of capital. This short form admission was an agreement between the Operating Partnership's General Partner and the General Partner, that upon further due diligence, the Fund had the option to purchase the Operating Partnership if it was in the best interest of the Fund. Subsequent studies indicated that the Operating Partnership would not generate the originally anticipated amount of credits, and the General Partner elected to have the Fund's interest repurchased. As a result the number of Operating Partnerships has decreased by one from the year ended March 31, 1996.

  The Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II pledged his general partner interest to an unaffiliated lending institution in violation of the partnership agreement. The Operating General Partner and the Management Agent, an affiliate of the Operating General Partner, have been replaced. This did not affect property operations.

  (Series 17). As of March 31, 1997 and 1996, the average Qualified Occupancy for the Series was 99.7% and 99.6%, respectively. The series had a total of 49 properties at March 31, 1997. Out of the total 48 were at 100% qualified occupancy.

  For the tax years ended December 31, 1996 and 1995, the series, in total, generated $4,183,368 and $3,393,637, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 and $1.30, respectively, in tax credits per BAC to the investors.

     As of March 31, 1997 and 1996 the Investments in Operating Partnerships for Series 17 was $30,804,793 and $34,318,721, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1996 and 1995 the Operating Partnerships reflected a net (loss) income of $(183,610) and $570,330, respectively, when adjusted for depreciation which is a non-cash item. The decrease was a result of two Operating Partnerships' 1996 operations. Annadale Housing Partners had experienced a net loss, when adjusted for depreciation, due to operational issues associated with the property. The Operating Partnership has stabilized since the completion of rehabilitation and occupancy has shown steady
improvement.  Occupancy is at 100% as of March 31, 1997.    California

Investors VII Limited Partnership was operating at a deficit, when adjusted for depreciation, due to higher than projected operating expenses and a competitive rental market. Operating shortfalls caused the accrual of accounts payable. The Operating Partnership closed on a debt refinancing in the fourth quarter of 1996. The favorable interest rate enabled the Operating Partnership to payoff the accrued accounts payable and reduced the monthly debt payment. The refinancing should also create increased operating stability for the Operating Partnership.

  The property owned by California Investors VI L.P. has experienced a reduction in physical occupancy, which stands at 80% at March 31, 1997. The management company is increasing their marketing efforts, as well as implementing capital improvements to the property to attract tenants. These efforts should improve occupancy and stabilize the property.


  (Series 18). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 99.9% and 99.6%, respectively. The series had a total of 34 properties at March 31, 1997. Out of the total, 33 were at 100% qualified occupancy.

  For the tax years ended December 31, 1996 and 1995, the series, in total, generated $3,122,862 and $2,516,225, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 and $1.15, respectively, in tax credits per BAC to the investors.

  As of March 31, 1997 and 1996, the Investments in Operating Partnerships for Series 18 was $23,513,680 and $26,102,954, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1996 and 1995 the Operating Partnerships reflected a net income of $168,510 and $1,050, respectively, when adjusted for depreciation which is a non-cash item. The main reason for the improved operations was an increase in rental income due to higher occupancies in 1996.

  In August 1996 the General Partner was notified that Virginia Avenue Housing Limited Partnership was named as defendant in a land encroachment complaint. The Operating General Partner and its council are confident that the Operating Partnership owns a clean title to all property in question, however, research is being conducted into the title and title insurance.

  (Series 19). As of March 31, 1997 and 1996, the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 26 properties at March 31, 1997, all of which were at 100% qualified occupancy.

  For the tax year ended December 31, 1996 and 1995, the series, in total, generated $3,660,628 and $3,299,830, respectively, in passive income tax losses that were passed through to the investors and also provided $1.24 and $1.0, respectively, in tax credits per BAC to the investors.

  As of March 31, 1997 and 1996 the Investments in Operating Partnerships for Series 19 was $27,405,515 and $28,044,693, respectively. Investments in Operating Partnerships was affected by the acquisition of one additional Operating Partnership. Investments in Operating Partnerships was also affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1996 and 1995 the Operating Partnerships reflected a net income (loss)of $69,927 and $(445,615), respectively, when
adjusted for depreciation which is a non-cash item.   The main reason for the
improved operations was an increase in rental income due to higher occupancies in 1996.

  In all series there was an increase in the tax credits provided to the investors from tax years ended December 31, 1995 to December 31, 1996. A greater number of credits was generated by properties which were under construction or in initial lease-up as of December 31, 1995, and subsequently completed construction and lease-up phases as of December 31, 1996. The Fund expects the stream of tax credits to level off within the next year as the properties in all series reach stabilized operations.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------
    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS') No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

    The implementation of these standards is not expected to materially impact the Partnership's financial statements because the Partnership's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

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

  Herbert F. Collins, age 67, is co-founder and Chairman of the Board of Boston Capital Corporation. Founded in 1974, Boston Capital, through its five companies, offers a wide range of investment banking services to its domestic and international clients. Mr. Collins has received Presidential appointments from both President George Bush and President Bill Clinton. In 1992, President Bush appointed Mr. Collins to the Presidential Advisory Committee on the Arts at The Kennedy Center. In 1995, Mr. Collins was appointed by President Clinton to the Thrift Depositor Protection Oversight Board. Mr. Collins is Chairman-emeritus of the Council for Rural Housing and Development and former Chairman of the Federal Home Loan Bank Board of Boston. Mr. Collins currently serves as a member of the National Rural Housing Council, the Fannie Mae Housing Impact Advisory Council, and is a member of the board of the National Housing Conference. Mr. Collins is also involved with a number of civic and charitable organizations with a particular interest in assisting disadvantaged urban youth. These activities include serving on the boards of Youth Build - Boston, the I Have a Dream Foundation, the Pine Street Inn and The Ron Burton Training Village. Mr. Collins is a graduate of Harvard College and served in the U.S. Marine Corps. He and his wife, Sheila, have six children. They reside in Gloucester, Massachusetts.

  John P. Manning, age 49, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., and serves as member of the Investment Committee. He has twenty-five years of experience in the financing, development and operation of multi-family housing, especially affordable housing. In addition to his responsibilities at Boston Capital, Mr. Manning has been a proactive leader in the industry. He served as a member of the Mitchell-Danforth Task Force, established by Senators Mitchell and Danforth in 1990, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the Housing Development Reporter, three Washington D.C. based housing organizations. In 1996, he was asked to be a judge by the FNMA Foundation for its prestigious Maxwell Awards, given to the most outstanding affordable housing projects in America. He served as a member of the Massachusetts Housing Policy Committee, Executive Office of Communities & Development, having been appointed by the Governor of Massachusetts. In similar capacities, Mr. Manning has been asked to testify as an expert witness before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the efficacy of the Low Income Housing Tax Credit, private sector participation and the effects on the capital markets and the economy.

                                    35

In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts, Washington, D.C. Mr. Manning graduated from Boston College.

  Richard J. DeAgazio, age 52, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formally served on the national Board of Governors of the National Association of Securities Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He graduated from Northeastern University.

  Christopher W. Collins, age 42, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

  Anthony A. Nickas, age 36, is Senior Vice President and Chief Financial Officer of Boston Capital Partners, Inc. and has over fourteen years experience in the accounting and finance fields. Mr. Nickas has supervised the financial aspects of both the Project Development and Property Management Affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.




  (f)  Involvement in certain legal proceedings.

  None.

  (g)  Promoters and control persons.

  None.

Item 11.   Executive Compensation

  (a), (b), (c), (d) and (e)

  The Fund has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1997 fiscal year:

  1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The annual fund management fee charged to operations during the year ended March 31, 1997 was $2,253,062.

  2. The Fund has reimbursed an affiliate of the General Partner a total of $116,188 for amounts charged to operations during the year ended March 31, 1997. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

     (a)   Security ownership of certain beneficial owners.

           As of March 31, 1997, 21,996,102 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

                                    PART IV
                                    -------
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

      Independent Auditors' Report

      Balance Sheets, March 31, 1997 and 1996

      Statements of Operations for the years ended March 31, 1997, 1996 and 1995.

      Statements of Changes in Partners' Capital for the years and period ended March 31, 1997, 1996, and 1995.

      Statements of Cash Flows for the years ended March 31, 1997,
      1996 and 1995.

      Notes to Financial Statements March 31, 1997, 1996 and 1995

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

                          Boston Capital Tax Credit Fund III L.P.


                              By:  Boston Capital Associates III L.P.
                                   General Partner

                              By:  Boston Capital Associates



Date:  July 14, 1997          By:  /s/ John P. Manning
                                   -------------------
                                   John P. Manning



                              By:  /s/ Herbert F. Collins
                                   -----------------------
                                  Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:                       SIGNATURE:                       TITLE:

                                                       General Partner and
July 14, 1997       /s/ John P. Manning                Principal Executive
                    -------------------                Officer, Principal
                                                       Financial Officer and
                                                       Principal Accounting
                                                       Officer of Boston
                                                       Capital Associates


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

               Boston Capital Tax Credit Fund III L.P.

                                By:    Boston Capital Associates III
                                       L.P., General Partner

                                By:    Boston Capital Associates


                                       By:  _________________________
Date: July 14, 1997                         John P. Manning



                                       By:  _________________________
                                            Herbert F. Collins

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

Date: July 14, 1997         SIGNATURE:                   TITLE:
                                                  General Partner and
                          _____________________   Principal Executive
                          John P. Manning         Officer, Principal
                                                  Financial Officer and
                                                  Principal Accounting
                                                  Officer of Boston
                                                  Capital Associates


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

                           MARCH 31, 1997 AND 1996

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

FINANCIAL STATEMENTS

   BALANCE SHEETS                                                        F-5

   STATEMENTS OF OPERATIONS                                             F-11

   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                           F-17

   STATEMENTS OF CASH FLOWS                                             F-23

   NOTES TO FINANCIAL STATEMENTS                                        F-35

SCHEDULE I - MARKETABLE SECURITIES   OTHER INVESTMENTS                  F-72

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION                 F-74

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

                         Reznick Fedder & Silverman
             Certified Public Accountants * Business Consultants
                         A Professional Corporation

        4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                     (301) 652-9100 * Fax (301) 652-1848

                        INDEPENDENT AUDITORS' REPORT

To the Partners
Boston Capital Tax Credit Fund III L.P.

   We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund III L.P. Series 15 through Series 19, in total and for each series, as of March 31, 1997 and 1996 and the related statements of operations, changes in partners' capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 1997, 1996 and 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund III L.P. owns a limited partnership interest. Investments in such partnerships comprise the following percentages: Total, 29% and 25% of the assets as of March 31, 1997 and 1996 and 26%, 26% and 19% of the operating limited partnership loss for years ended March 31, 1997, 1996 and 1995, respectively; of the assets for Series 15 as of March 31, 1997 and 1996, 23% and 27%, respectively, of the operating limited partnership loss for Series 15 for the years ended March 31, 1997, 1996 and 1995, 28%, 29% and 20%, respectively; of the assets for Series 16 as of March 31, 1997 and 1996, 28% and 29%, respectively, of the limited partnership loss for Series 16 for the years ended March 31, 1997, 1996 and 1995, 27%, 28% and 26%, respectively; of the assets for Series 17 as of March 31, 1997 and 1996, 29% and 24%, of the limited partnership loss for Series 17 for the years ended March 31, 1997, 1996 and 1995, 22%, 23% and 23%, respectively; of the assets for Series 18 as of March 31, 1997 and 1996, 24% and 19% and of the operating limited partnership loss for Series 18 for the years ended March 31, 1997, 1996 and 1995, 22%, 19% and 19%, respectively; and of the assets for Series 19 as of March 31, 1997, 1996 and 1995, 28% and 33% and of the operating limited partnership loss for Series 19 for the years ended March 31, 1997, 1996 and 1995, 30%, 22% and 11%, respectively. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

   In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund III L.P. Series 15 through Series 19, in total and for each series, as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years ended March 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

   We and other auditors have also audited the information included in the related financial statement schedules listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19 as of March 31, 1997. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.



Bethesda, Maryland
July 1, 1997

Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants and Business Consultants
(A member of Kreston International)

Partners: Luis J. Torres Llompart, CPA
Frank Sanchez Ruiz, CPA, CMA, CIA

Members of:    Division for CPA Firms - American Institute of CPAs - Puerto
Rico Society of Certified Public Accountants

INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS

Partners
April Gardens Apartments III Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheet of April Gardens Apartments III Limited Partnership as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of April Gardens III Limited Partnership as of December 31, 1995, were audited by other auditors whose report dated January 26, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of April Gardens III Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1997 on our consideration of the Partnership's internal control structure and a report dated February 20, 1997 on its compliance with laws, regulations, contracts, loan covenants and agreements.

Our audit was made for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1996, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1996 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 31, 1996, taken as a whole.


February 20, 1997
License No. 169
San Juan, Puerto Rico

Stamp number 1412231 was
affixed to the original of
this report.


P.O. Box 193488, San Juan, Puerto Rico 00919-3488
Tel. (787) 758-4620    Fax (787) 767-4709

Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
Graham Carter & Jennings, PLC
Certified Public Accountants
Harold D. Carter (1931-1993)

Jack G. Jennings
Walter H. Graham
Michael J. Carter

INDEPENDENT AUDITOR'S REPORT

To the Partners
Autumnwood Limited Partnership

We have audited the accompanying balance sheets of Autumnwood Limited Partnership (a Virginia limited partnership), FmHA Project No.: 54-025-621447815, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing, Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumnwood Limited Partnership, FmHA Project No.: 54-025621447815, as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 3, 1997

601 Thimble Shoals Boulevard Suite 201   Newport News, Virginia 23606
(757) 873-0767 Fax (757) 873-6938
LITTLE, SHANEYFELT & CO.
Certified Public Accountants
1501 N. University, Suite 300
Little Rock, Arkansas 72207-5232
Telephone (501) 666-2879

INDEPENDENT AUDITOR'S REPORT

To the Partners
Beckwood Manor Eight Limited Partnership

we have audited the accompanying balance sheets of Beckwood Manor Eight Limited Partnership, RHCD Project No. 03-009-0710677267 (the Partnership), as of December 31, 1996 and 1995, and the related statements of profit
(lose), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Eight Limited Partnership as of December 31, 1996 and 1995, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 12, 1997, on our consideration of the Partnership's internal control structure and a report dated March 12, 1997 on its compliance with laws, regulations, contracts and grants.

our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on pages 10 to 11 is presented for the purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Little, Shaneyfelt & Co.
March 12, 1997
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
P.O. Box 775
516 Walnut Street
Gadsden, Alabama 35902
(205)543-3707  Fax (205)543-9800

INDEPENDENT AUDITOR S REPORT

To the Partners
Bridlewood, Limited Partnership
Horse Cave, Kentucky

I have audited the accompanying balance sheets of Bridlewood, Limited Partnership, a limited partnership, RHS Project No.: 20-050-611149839 as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bridlewood, Limited Partnership, RHS Project No.: 20-050-611149839 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I through II for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


In accordance with Government Auditing Standards, I have also issued a report dated March 6, 1997 on my consideration of Bridlewood, Limited Partnership's internal control structure and a report dated March 6, 1997 on its compliance with laws and regulations.


March 6, 1997
DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Buena Vista Apartments, Phase II, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Buena Vista Apartments, Phase II, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Apartments, Phase II, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 21, 1997






4408 Forest Drive, Third Floor * Columbia, South Carolina 29206 *
Telephone 803-790-0020    Fax 803-790-0011
Thomas, Judy & Tucker, P.A.
Certified Public Accountant
16 East Rowan Street, Suite 100
Raleigh, NC 27609
571-7055   FAX (919) 571-7089

Clifton W. Thomas
Chris P. Judy
David W. Tucker
C. Gilbert Smith

INDEPENDENT AUDITOR S REPORT

To the Partners
Graham Housing Associates Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Graham Housing Associates Limited Partnership, as of December 31, 1996 and 1995 and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by, management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated February 13, 1997 on our consideration of Graham Housing Associates Limited Partnership's internal control structure, compliance with specific requirements applicable to Major HUD Programs and compliance with specific requirements applicable to Affirmative Fair Housing.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report is presented for the purposes of additional analysis and is not a-required part of the financial statements of. Graham Housing Associates Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



February 13, 1997
Schoonover, Boyer, Gettman & Associates
Certified Public Accountants - Financial Consultants

INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheets of The Hearthside II Limited Dividend Housing Association Limited Partnership (a limited partnership) as of December 31, 1996 and - 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements mentioned above present fairly, in all material respects, the financial position of The Hearthside II Limited Dividend Housing Association Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

We conducted our audits for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.



January 25, 1997

Northwoods Corporate Center  Suite 200   110 Northwoods Boulevard
Worthington, Ohio 43235   614/888-8000   Fax 614/888-8634
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276
ELY TAMA, CPA          JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

INDEPENDENT AUDITOR S REPORT
To the Partners of
Heron's Landing RRH, Ltd.

We have audited the accompanying balance sheet of HERON'S LANDING RRH, LTD. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of HERON'S LANDING RRH, LTD., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements.
This accompanying information is the responsibility of the partnership's management. Such information, except for the portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
January 31, 1997
DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Laurelwood Apartments, Phase II, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Laurelwood Apartments, Phase II, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurelwood Apartments, Phase II, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 18, 1997






4408 Forest Drive, Third Floor    Columbia, South Carolina 29206
Telephone 803-790-0020    Fax 803-790-0011
Hawkins, Ash, Baptie & Company, LLP
99 Milwaukee Street
P.0. Box 1508
La Crosse, WI 54602-1508
PHONE:(608) 784-7737
FAX:(608) 785-2140

INDEPENDENT AUDITORS' REPORT

To the Partners
Madison Partners Limited Partnership

We have audited the accompanying balance sheet of Madison Partners Limited Partnership (the "Project"), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Projects management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Partners Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



La Crosse, Wisconsin
February 4, 1997
LITTLE, SHANEYFELT & CO.
Certified Public Accountants
1501 N. University, Suite 300
Little Rock, Arkansas 72207-5232
Telephone (501) 666-2879

INDEPENDENT AUDITORIS REPORT

To the Partners
P.D.C. Fifty Five Limited Partnership

we have audited the accompanying balance sheets of P.D.C. Fifty Five Limited Partnership, RHCD Project No. 03-052-710665737 (the Partnership), as of December 31, 1996 and 1995, and the related statements of profit
(loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December 31, 1996 and 1995, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing standards, we have also issued a report dated March 16, 1997, on our consideration of the Partnership s internal control structure and a report dated March 16, 1997 on its compliance with laws, regulations, contracts and grants.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplementary information shown on pages 10 to 11 is presented for the purposes of additional analysis and are not a required part of the basic financial statements of the Partnership. such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Little, Shaneyfelt & Co.
March 16, 1997
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR'S REPORT

The Partners
Ridgeview Apartments of Brainerd,
A Limited Partnership
Moorhead, Minnesota

We have audited the accompanying balance sheets of Ridgeview Apartments Of Brainerd, A Limited Partnership FmHA Project Number: 27-018-0411625811 as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates. made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to -,above present fairly, in all material respects, the financial position of Ridgeview Apartments of Brainerd, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Fargo, North Dakota
February 11, 1997
McGEE & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Rio Mimbres 11, Ltd.
and Rural Housing Service

We have audited the accompanying balance sheets of Rio Mimbres II, Ltd. (a limited partnership) as of December 31, 1996 and 1 995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Mimbres II, Ltd. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1997, on our consideration of the Partnership's internal control structure and a report dated January 15, 1997, on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Rio Mimbres II, Ltd. Such information has been subjected to the auditing procedures applied in the audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


January 15, 1997
Farmington, New Mexico
Suby, Von Haden & Associates, S.C.
Certified Public Accountants
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
School Street Limited Partnership I
Madison, Wisconsin

We have audited the accompanying balance sheet of WHEDA Project No. 01 1/001 217 of School Street Limited Partnership I as of December 31, 1996, and the related statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of School Street Limited Partnership I for the year ended December 31, 1995 were audited by other auditors, whose report dated January 18, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WHEDA Project No. 011/001217 of School Street Limited Partnership I as of December 31, 1 996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.




January 9, 1997



1221 John 0. Hammons Dr.    P.O. Box 44966    Madison, WI 53744-4966
(608) 831-8181 FAX (608) 831-4243     MADISON - MILWAUKEE - ROCKFORD
FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone:(912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Timmons Village Limited Partnership


We have audited the accompanying balance sheets of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. our responsibility 'is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed an unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA


February 28, 1997
Plante & Moran, LLP
Certified Public Accountants - Management Consultants
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200   Fax 517-332-8502

INDEPENDENT AUDITOR'S REPORT

To the Partners
University Meadows Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of University Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 889, as of December 31, 1996 and 1995, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements refer-red to above present fairly, in all material respects, the financial position of University Meadows Limited Dividend Housing Association Limited Partnership at December 31, 1996 and 1995, and the results of its operations and changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997, on our consideration of the Partnership's internal control structure and a report dated February 12, 1997, on its compliance with laws and regulations.




February 12, 1997

A member of Moores Rowland
A world wide association of independent accounting firms
Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants and Business Consultants
(A member of Kreston International)

Partners: Luis J. Torres Llompart, CPA
Frank Sanchez Ruiz, CPA, CMA, CIA

Members of:    Division for CPA Firms - American Institute of CPAs - Puerto
Rico Society of Certified Public Accountants

INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS

Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheet of Villa del Mar Limited Partnership as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Villa del Mar Limited Partnership as of December 3 1, 1995, were audited by other auditors whose report dated January 25, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally, accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa del Mar Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 20, 1997 on our consideration of the Partnership's internal control structure and a report dated February 20, 1997 on its compliance with laws, regulations, contracts, loan covenants and agreements.

Our audit was made for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1996, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended December 31, 1996 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the year ended December 3 1, 1996, taken as a whole.


February 20, 1997
License No. 169
San Juan, Puerto Rico

Stamp number 1412234 was
affixed to the original
this report.



P.O. Box 193488, San Juan, Puerto Rico 00919-3488
Tel. (787) 758-4620    Fax (787) 767-4709

Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
Ortiz Lopez & Co.
Certified Public Accountants

Calle Post 183 Sur Altos
P.O. Box 3944 - Marina Station
Mayaguez, P.R. 00681
Telephones:    (809)833-8236, 833-8250   Fax: 833-8285

CPA Eulalio Ortiz Rodriguez, MSA
CPA Heriberto Lopez Recio


INDEPENDENT AUDITORS' REPORT

To the Partners
Virgen del Pozo Limited Partnership

We have audited the accompanying balance sheets of Virgen del Pozo Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virgen del Pozo Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Certified Public Accountants

Mayaguez, Puerto Rico
January 31, 1997
FLOYD & COMPANY
Certified Public Accountant
306 Commercial Drive, Suite 202
Savannah, Georgia 31406
Phone: (912) 355-9969
Post Office Box 14251
Savannah, Georgia 31416

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Whitewater Village Limited Partnership

We have audited the accompanying balance sheets of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statement information for the year ending December 31, 1995 was audited by another independent certified public accountant who expressed an unqualified opinion dated March 16, 1996.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Floyd & Company, CPA



February 28, 1997
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used 'and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Barton Village Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


GOLDEN ASSOCIATES


Certified Public Accountants

April 1, 1996
Hinesville, Georgia




TELEPHONE  (912)369-7575    FAX   (912) 876-8798
Members American Institute and Georgia Society of Certified Public Accountants
GRAHAM, CARTER & JENNINGS,PLC
CERTIFIED PUBLIC ACCOUNTANTS                       Harold D. Carter
                                                  (1931-1993)

                                                   Jack G. Jennings
                                                   Walter H. Graham
                                                   Michael J. Carter
Independent Auditor's Report

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

February 26, 1996



601 Thimble Shoals Boulevard Suite 201 Newport News, Virginia 23606 (757) 873-0767 Fax (757) 873-6938
Ludvigson, Braun & Co.
Accountants and Auditors
117 NW 3rd Street
P.O. Box 845
Valley City, North Dakota 58072-0845
Telephone: (701) 845-1457 Fax: (701) 845-8OO3

R.B. Ludvigson, CPA (Retired)
Raymond J. Braun LPA     Muriel G. Haugen, CFA
Connie E. Winkler, LPA   JoAnn R. Zerface, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
East Park Apartments I Limited Partnership
Dilworth, Minnesota

We have audited the accompanying balance sheets of East Park Apartments I Limited Partnership, as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1995 and for the period ended from inception (June 1, 1994) through December 31, 1994. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Valley City, North Dakota
February 10, 1996
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

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

GOLDEN ASSOCIATES


Certified Public Accountants

April 1, 1996
Hinesville, Georgia




TELEPHONE  (912)369-7575    FAX   (912) 876-8798
Members American Institute and Georgia Society of Certified Public Accountants
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276
Ely Tama, CPA          Jeffrey F. Budaj, CPA
Barton A. Lowen, CPA   Emil A. Raab, CPA
Diane L. Isaacs, CPA   John W. Weipert, CPA
Sean M. Donovan, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

To the Partners of
Heron's Landing RRH, Ltd.

We have audited the accompanying balance sheet of HERON'S LANDING RRH, LTD., as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity (deficit) and cash flows - project operations for the years then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of HERON'S LANDING RRH, LTD. , as of December 31, 1995 and 1994, and the results of its' operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
February 9, 1996
GRAHAM, CARTER & JENNINGS, PLC
CERTIFIED PUBLIC ACCOUNTANTS           Harold D. Carter(1931-1993)
                                       Jack G. Jennings
                                       Walter H. Graham
                                       Michael J. Carter

Independent Auditor's Report

To the Partners
Lebanon II Limited Partnership

We have audited the accompanying balance sheets of Lebanon 11 Limited Partnership (a Virginia limited partnership), FMHA Project No.: 55-013-621447812 as of December 31, 1995 and 1994, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing, Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

February 26, 1996



601 Thimble Shoals Boulevard Suite 201 Newport News, Virginia 23606 (757) 873-0767 Fax (757) 873-6938



Hawkins, Ash, Baptie & Company, LLP
Certified Public Accountants
EPENDENT AUDITORS' REPORT

To the Partners
Madison Partners Limited Partnership

We have audited the accompanying balance sheet of Madison Partners Limited Partnership (the "Project"), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



La Crosse, Wisconsin
February 14, 1996
BEALL & COMPANY, PLC
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

Monark Properties, An Arkansas Limited Partnership
Barling, AR

We have audited the accompanying balance sheets of Monark Properties, An Arkansas Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require than we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial 'statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




BEALL AND COMPANY, PLC
Certified Public Accountants


Fort Smith, Arkansas
January 24, 1996
LITTLE, SHANEYFELT & CO.
Certified Public Accountants
1501 N. University, Suite 300
Little Rock, Arkansas 72207-5232
Telephone (501) 666-2879

INDEPENDENT AUDITOR'S REPORT

To the Partners
P.D.C. Fifty Five Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Fifty Five Limited Partnership, FMHA Project No. 03-052-710665737 (the Partnership), as of December 31, 1995 and 1994, and the related statements of profit
(loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December 31, 1995 and 1994, and its results Of operations, changes in partners' equity (deficit), and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 11, 1996, on our consideration of the Partnership's internal control structure and a report dated March 11, 1996 on its compliance with laws, regulations contracts and grants.



Little, Shaneyfelt & Co.

March 11, 1996
Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR S REPORT

The Partners
Ridgeview Apartments of Brainerd,
   A Limited Partnership
Moorhead, Minnesota

We have audited the accompanying balance sheets Of Ridgeview Apartments of Brainerd, A Limited Partnership, FmHA Project Number: 27-018-04116 25811 as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridgeview Apartments of Brainerd, A Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Fargo, North Dakota
February 8, 1996
Virchow, Krause & Company, LLP
Certified Public Accountants & Consultants

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

VIRCHOW, KRAUSE & COMPANY, LLP


Madison, Wisconsin
January 18, 1996
Velez, Semprit, Nieves & Co.
Certified Public Accounts/Business Advisors
A member of Horwath International
252 Ponce de Leon Ave.  11th Floor
Hato Rey, Puerto Rico 00918-9922
Tel. (809)751-6500    Fax: (809)767-1197

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Villa del Mar Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa del Mar Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1996 on our consideration of the Partnership's internal control structure and a report dated January 25, 1996 on its compliance with laws, regulations, contracts, loan covenants and agreements.

We conducted our audits to form an opinion on the basic financial statements of Villa del Mar Limited Partnership taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expense are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
January 25, 1996

Stamp number 1340337 was
affixed to the original of this
report.
Velez, Semprit, Nieves & Co.
Certified Public Accounts/Business Advisors
A member of Horwath International
252 Ponce de Leon Ave.  11th Floor
Hato Rey, Puerto Rico 00918-9922
Tel. (809)751-6500    Fax: (809)767-1197

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

Partners
April Gardens Apartments M Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of April Gardens Apartments III Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of April Gardens
Apartments III Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


March 30, 1995

Stamp number l282933 was
affixed to the original of
this report.
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
P.O. Box 775 516 Walnut Street
Gadsden, Alabama 35902
Telephone (205) 543-3707   Fax (205) 543-9800

INDEPENDENT AUDITOR'S REPORT

To the Partners
Chestnut Hill Estates, Ltd.
Altoona, Alabama

I have audited the accompanying balance sheets of Chestnut Hill Estates, Ltd., a limited partnership, FmHA Project No.: 01-028-631016355 as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements arc free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chestnut Hill Estates, Ltd., FmHA Project No.- 01-028-631016355 as of December 31, 1994 and 1993,
and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-
8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



February 20, 1995
YOUNG & PRICKITT P.C.
Certified Public Accountants
111 Franklin Road, Suite 302
Roanoke, Virginia 24011-2100
540/982-3852           INDEPENDENT AUDITOR S REPORT
540/343-9231

To the Partners
Deerfield Associates
Roanoke, Virginia

We have audited the accompanying balance sheets of Deerfield Associates (A Virginia Limited Partnership) as of December 31, 1994 and 1993 and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements arc free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deerfield Associates as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


February 25, 1995
                                - Page 4 -
BERRY, DUNN, McNEIL & PARKER CERTIFIED PUBLIC ACCOUNTANTS MANAGEMENT
CONSULTANTS
INDEPENDENT AUDITORS' REPORT


The Partners
East Machias Limited Partnership

We have audited the accompanying balance sheet of East Machias Limited Partnership, a limited partnership, FMHA Case No. 23-015-0010465014 as of December 31, 1994, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and additional information of East Machias Limited Partnership as of December 31, 1993, and for the ten months then ended, were audited by other auditors whose report dated January 26, 1994, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of East Machias Limited Partnership, a limited partnership, as of December 31, 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 14 through 15 as of and for the year ended December 31, 1994, is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. The additional information presented in the Multiple Family Housing Borrower Balance Sheet, Form FMHA 1930-8, as of December 31, 1994, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.






Portland, Maine
February 2, 1995


DANIEL G. DRANE
Certified Public Accountant
209 East Third Street
P.0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR S REPORT

To the Partners
Edgewood Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Edgewood Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-050-0611179040, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Daniel G. Drane

Certified Public Accountant
March 9, 1995
THOMAS, JUDY & TUCKER
Certified Public Accountants
16 East Rowan Street, Suite 100
Raleigh, NC 27609
(919) 571-7055  Fax(919) 571-7089

Clifton W. Thomas    Chris P. Judy
David W. Tucker      C. Gilbert Smith

INDEPENDENT AUDITORS' REPORT

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





March 9, 1995
HOWE AND ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
HARRISONVILLE PROPERTIES II, LP
Re: For the Years Ended December 31, 1993 and December 31, 1994

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





Howe and Associates
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 25, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
HIGGINSVILLE ESTATES, LP
Re: For the Years Ended December 31, 1993 and December 31, 1994

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





Howe and Associates, PC
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995


INDEPENDENT AUDITOR'S REPORT

Partners
KEARNEY ESTATES, L.P.
Re: For the Years Ended December 31, 1993 and December 31, 1994

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




Howe and Associates
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
LEBANON PROPERTIES III, LP
Re: For the Years Ended December 31, 1993 and December 31, 1994

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





Howe and Associates
DANIEL G. DRANE
Certified Public Accountant
209 East Third Street
P.0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR S REPORT

To the Partners
Lilac Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Lilac Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-043-0611158011, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits as of and for the years ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilac -Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





Daniel G. Drane
Certified Public Accountant

March 9, 1995
David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

INDEPENDENT AUDITORS' REPORT

To The Partners
Marshall Lane Limited Partner,-,hip

We have audited the accompanying balance sheets of MARSHALL LANE LIMITED PARTNERSHIP (A Limited Partnership), as of December 31, 1994 and 1993, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes ' assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARSHALL LANE LIMITED PARTNERSHIP as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Savannah, Georgia
February 24, 1995
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 17, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
MARYVILLE PROPERTIES, LP.
Re: For the Year Ended December 31, 1993 and December 31, 1994

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




Howe and Associates
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 24, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
OAK GROVE VILLA APARTMENTS, LP
Re: For the Years Ended December 31, 1993 and December 31, 1994

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





Howe and Associates, PC
HOWE AND ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 20, 1995

INDEPENDENT AUDITORS REPORT

Partners
OSCEOLA ESTATES, L.P.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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





Howe and Associates
McGee & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners

Rio Mimbres II, Ltd.
and Farmers Home Administration

We have audited the accompanying balance sheets of Rio Mimbres II, Ltd. (a limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Mimbres II, Ltd. as of December 31, 1994 and 1993, and the results of its operations and the changes in partners' equity and cash flows for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purposes of additional analysis and is not a required part of the financial statements of Rio Mimbres II, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



January 23, 1995

Farmington, New Mexico
Suby, Von Haden & Associates, S.C.
Certified Public Accountants
Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
School Street Limited Partnership I Madison, Wisconsin

We have audited the accompanying balance sheets of WHEDA Project No. 011/001217 of School Street Limited Partnership I as of December 31, 1994 and 1993, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WHEDA Project No. 011/001217 of School Street Limited Partnership I as of December 31, 1994 and 1993, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.




January 24, 1995






1221 John Q. Hammons Dr. - P.O. Box 44966 - Madison, WI 53744-4966
(608) 831-8181 - FAX (608) 831-4243    MADISON - MILWAUKEE - ROCKFORD
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
P.O. Box 775 - 516 Walnut Street
Gadsden, Alabama 35902
Telephone (205) 543-3707   Fax (205) 543-9800

INDEPENDENT AUDITOR S REPORT

To the Partners
Sunset Square I, Limited Partnership
Scottsboro, Alabama

I have audited the accompanying balance sheets of Sunset Square I, Limited Partnership, a limited partnership, FmHA Project No.: 01-036-631030935 as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunset Square I, Limited Partnership, FmHA Project No.: 01-036-631030935 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-
8) Parts I through III for the year ended December 31, 1994 and 1993, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


February 24, 1995
DANIEL G. DRANE
Certified Public Accountant
209 East Third Street
P.0. Box 577
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR S REPORT

To the Partners
Taylor Mill Properties, Ltd.
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Taylor NEII Properties, Ltd. (a Kentucky limited partnership), RECDS Project No.: 20-062-0611174245, as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the year ended December 31, 1994 and 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor Mill Properties, Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Daniel G. Drane
Certified Public Accountant

March 9, 1995
Blackman & Associated, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
1413 Leavenworth Historic
Limited Partnership
Omaha, Nebraska

We have audited the accompanying balance sheets of 1413 Leavenworth Historic Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1413 Leavenworth Historic Limited Partnership at December 31, 1996 and 1995 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 9 and 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Omaha, Nebraska
January 31, 1997





11924 Arbor St., Ste. 200  Omaha, Nebraska 68144
Phone (402) 330-1040  Fax (402) 333-9189
DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Canterfield Manor of Denmark, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Canterfield Manor of Denmark, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


February 7, 1997







4408 Forest Drive, Third Floor   Columbia, South Carolina 29206
Telephone 803-790-0020     Fax 803-790-0011
DAVID P. PHILLIPS, P.C.
6846 Pacific Street
Suite 100
Omaha, Nebraska 68106
Office (402) 558-2596   Fax (402) 558-2914

INDEPENDENT AUDITOR'S REPORT
To the Partners
Cass Partners Limited Partnership

I have audited the accompanying balance sheets of Cass Partners Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 3 1, f996 and 1995, and the results of its operations, and changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



March 7, 1997
Oscar N. Harris & Associates, P.A.
Certified Public Accountants
OSCAR N. HARRIS, C.P.A.      SHERRY S. JOHNSON, C.P.A.
KENNETH E. MILTON, C.P.A.    CONNIE P. STANCIL, C.P.A.
American Institute of CPAs - North Carolina Association of CPAs
INDEPENDENT AUDITOR'S REPORT

To the Partners of
Cumberland Woods Associates
of Middlesboro, KY, Ltd.
Charlotte, North Carolina

We have audited the balance sheets of Cumberland Woods Associates of Middlesboro, KY, Ltd. as of December 31, 199G and 1995, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well. as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Woods Associates of Middlesboro, KY, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 31, 1997 on our consideration of Cumberland Woods Associates of Middlesboro, KY, Ltd. s internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the-basic financial statements taken as a whole. Schedules 1, 2, 3, and 4 on pages 15, 16, 17, and 18 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 31, 1997
100 EAST CUMBEPLAND STREET,  P.O. BOX 578,   DUNN, N.C. 28335
(910) 892-1021        FAX (910) 892-6084
PHILLIPS, DORSEY, THOMAS, WATERS & BRAFFORD, P.A.
Certified Public Accounts
DRAWER 1359 - 215 HORNER ST.
HENDERSON, NC 27537
919/438-8154 - NC WATS 800/356-7674 FAX 919/492-5066

Ronald S. Dorsey, CPA    H. Timothy Thomas, CPA
Susan R. Waters, CPA     Michael H. Brafford, CPA

W. Haywood Phillips, CPA  Carleen P. Evans, CPA
Holly B. Perryman, CPA    Franklin L. Irvin, Jr., CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Deer Run Limited Partnership
Kittrell, North Carolina

We have audited the accompanying balance sheets of Deer Run Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Run Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Certified Public Accountants
January 17,1997
AMERICAN INSTITUTE OF CPAS
NC ASSOCIATION OF CPAS
Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

Members of American Institute of Certified Public Accountants
Georgia Society of Certified Public Accountants

Robert A. Goddard, Jr., CPA (1943-1989)
Gerald H. Henderson, CPA    Wendell Godbee, CPA
M. Paul Nichols, Jr., CPA   Susan S. Swader, CPA
Mark S. Rogers, CPA         Janine M. Megginson, CPA

Maureen P Collins, CPA      Amy McGill Smith, CPA
Krystal P. Hiers, CPA       Marguerite J. Joyner, CPA
Kenny L. Carter, CPA        Shirley S. Miller, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Eastman Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Eastman Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1965562, as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements ate the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eastman Elderly Housing, L.P. as of December 31, 1995, were audited by other auditors whose report dated January 27, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastman Elderly Housing, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Eastman Elderly Housing, L.P. s internal control structure and a report dated January 24, 1997.



Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 24, 1997

3488 North Valdosta Road / P. 0. Box 2241 / Valdosta, Georgia 31604-2241 /
Phone: (912) 245-6040 / FAX: (912) 245-1669
Crisp, Hughes & Co., LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS' REPORT

To The Partners
Fairmeadow Apartments, Limited Partnership

We have audited the accompanying balance sheets of Fairmeadow Apartments, Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made b y management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to-above present fairly in all material respects the position of Fairmeadow Apartments, Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of Fairmeadow
Apartments,, Limited Partnership's internal control structure and a, report dated February 11, 1997 on its compliance with laws and regulations.



February 11, 1997





1 Creekview Court   P.O. Box 25849   Greenville, South Carolina 29616
(864) 288-5544   FAX (864) 458-8519
Other Offices: Asheville, Boone, Burnsville, Charlotte, Durham, Sylva, NC

Member of:  The American Institute of Certified Public Accountants
The Continental Association of CPA Firms, Inc.,
The Intercontinental Accounting Associates and The North Carolina and South Carolina Associates of CPAs
DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORTS

To the Partners
Holly Tree Manor of Holly Hill, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Holly Tree Manor of Holly Hill A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 25, 1997






4408 Forest Drive, Third Floor     Columbia, South Carolina 29206
Telephone 803-790-0020   Fax 803-790-0011
THOMAS C. CUNNINGHAM, CPA PC
23 Moore Street
Bristol, Virginia 24201
(703) 669-5531     Fax (703)669-5576

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lawrenceville Manor Limited Partnership

I have audited the accompanying balance sheets of Lawrenceville Manor Limited Partnership, FMHA Case No.: 54-017-0541572408, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller, General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lawrenceville Manor Limited
Partnership, as of December 31, 1996 and 1995 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Lawrenceville Manor Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.

Thomas C. Cunningham, CPA PC
Bristol, Virginia
February  15, 1997
Suby, Von Haden & Associates, S.C.
Certified Public Accountants - Business and Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Mariner's Pointe Limited Partnership I and
   Mariner's Pointe Limited Partnership II
Madison, Wisconsin

We have audited the accompanying combined balance sheet of WHEDA Project No. 011/001214 of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership 11 as of December 31, 1996, and the related combined statements of loss, partners' equity and cash flows for the year then ended. These combined financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these combined financial statements based on our audit. The combined financial statements of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership 11 for the year ended December 31, 1995 were audited by other auditors, whose report dated January 18, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of WHEDA Project No. 011/001214 of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership 11 as of December 31, 1996, and the combined results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.


January 16, 1997


1221 John 0. Hammons Dr.    P.O. Box 44966   Madison, WI 53744-4966
(608) 831-8181 FAX (608) 831-4243       MADISON - MILWAUKEE - ROCKFORD
Plante & Moran, LLP
Certified Public Accountants
Management Consultants
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200   Fax 517-332-8502

INDEPENDENT AUDITOR'S REPORT

To the Partners
Meadows of Southgate Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Meadows of Southgate Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadows of Southgate Limited Dividend Housing Association Limited Partnership, for the years ended December 31, 1996 and 1995, and the results of its operations, partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.


February 12, 1997

A Member of Moores Rowland International
A Worldwide Association of Independent Accounting Firms
BLOOM, GETTIS, HABIB & TERRONE, P.A.
Certified Public Accountants
Suite 1450
2601 South Bayshore Drive
Miami, Florida 33133-9893
Telephone (305)858-6211   Fax (305) 858-9696

Burt R. Bloom, C.P.A., C.V.A.   Lawrence W. Gettis, C.P.A.
Steven M. Habib, C.P.A.         Roger J. Terrone, C.P.A.
Curt A. Rosner, C.P.A.
Members: American Institute of CPAs - Florida Institute of CPAs

To the Partners
Riviera Apts., Ltd.
Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of Riviera Apts., Ltd. (a Florida Limited Partnership), as of December 31, 1996 and 1995, and the related Statements of Operations, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the management of Riviera Apts., Ltd. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis,- evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riviera Apts. , Ltd. as of

December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


February 28, 1997
STIENESSEN - SCHLEGEL & CO.
Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR S REPORT

To the Partners
St. Croix Commons Limited Partnership

We have audited the accompanying balance sheets of St. Croix Commons Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our, audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix Commons Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



CERTIFIED PUBLIC ACCOUNTANTS

January 15, 1997


2411 N. Hillcrest Parkway, P.O. Box 810   Eau Claire, WI 54702-0810
Phone (715) 832-3425   Fax (715) 832-1665
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

ELY TAMA, CPA          JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

INDEPENDENT AUDITOR S REPORT

To the Partners of
Victoria Pointe RRH, Ltd.

We have audited the accompanying balance sheet of VICTORIA POINTE RRH, LTD. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year ended December 31, 1996 and for the period January 23, 1995 (date operational) to December 31, 1995. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of VICTORIA POINTE RRH, LTD., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period January 23, 1995 (date operational) to December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements.
This accompanying information is the responsibility of the partnership's management. Such information, except for the portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.
TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
January 31, 1997
DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
West End Manor Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 27, 1997





4408 Forest Drive, Third Floor  Columbia, South Carolina 29206
Telephone 803-790-0020    Fax 803-790-0011
OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountant

Oscar N. Harris, C.P.A.     Sherry S. Johnson, C.P.A.
Kenneth E. Milton, C.P.A.  Marla L. Tart, C.P.A.
Darlene Langston, C.P.A.   Connie P. Stancil, C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cumberland Woods Associates
of Middlesboro, KY., Ltd.
Charlotte, North Carolina

We have audited the balance sheets of Cumberland Woods Associates of Middlesboro, KY. , Ltd. (a limited partnership) as of December 31, 1995 and 1994, and the related statements of partners' capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule 1 on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
February 14, 1996
100 East Cumberland Street, P.O. Box 578, DUNN, N.C.
(910) 892-1021  Fax (910) 892-6084
PHILLIPS, DORSEY, THOMAS, WATERS & BRAFFORD, P.A.
Certified Public Accounts
DRAWER 1359 - 215 HORNER ST.
HENDERSON, NC 27537
919/438-8154 - NC WATS 800/356-7674 FAX 919/492-5066

Ronald S. Dorsey, CPA    H. Timothy Thomas, CPA
Susan R. Waters, CPA     Michael H. Brafford, CPA
W. Haywood Phillips, CPA  Carleen P. Evans, CPA
Holly B. Perryman, CPA    Franklin L. Irvin, Jr., CPA

INDEPENDENT AUDITORS' REPORT

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


Certified Public Accountants
January 12,1996
AMERICAN INSTITUTE OF CPAS
NC ASSOCIATION OF CPAS
Bob T. Robinson
Certified Public Accountant
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875

To the Partners
Joiner Elderly, L.P.

INDEPENDENT AUDITOR'S REPORT

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








Jackson, Mississippi
January 23, 1996
THOMAS C. CUNNINGHAM, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(703) 669-5531
(703)     669-5576 fax

INDENDENT AUDITOR'S REPORT

To the Partners
Lawrenceville Manor Limited Partnership

I have audited the accompanying balance sheets of Lawrenceville Manor Limited Partnership, FMHA Case No.: 54-017-0541572408, as of December 31, 1995 and 1994 and the related statements of operations for the year ended December 31, 1995 and for the period August 30, 1994 to December 31, 1994 and the related statements of partners' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to,, above present fairly, in all material respects, the financial position of Lawrenceville Manor Limited Partnership, as of December 31, 1995 and 1994 and the results of its operations for the year ended December 31, 1995 and for the period August 30, 1994 to December 31, 1994 and cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Thomas C. Cunningham, CPA PC

Bristol , Virginia
February 15, 1996
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

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


GOLDEN ASSOCIATES


Certified Public Accountants

April 1, 1996
Hinesville, Georgia


Telephone (912) 369-7575     Fax (912) 876-8798
Members American Institute and Georgia Society of CPAs
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313

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

GOLDEN ASSOCIATES



Certified Public Accountants

April 1, 1996
Hinesville, Georgia



Telephone (912) 369-7575     Fax (912) 876-8798
Members American Institute and Georgia Society of CPAs
Bob T. Robinson
Certified Public Accountant
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Turtle Creek Family, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.







Jackson, Mississippi
January 23, 1996
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276
ELY TAMA, CPA          JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

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

TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan
February 9, 1996
Tate, Propp, Beggs & Sugimoto
Certified Public Accountants And Consultants

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


An Accountancy Corporation

February 15, 1996
Sacramento, California

A Professional Corporation
1545 River Park Drive, Suite 375
Sacramento, California 95815
916.929.1006     FAX 916.929.0879
Otis, Atwell & Timberlake
Professional Association
Certified Public Accountants

James C. Otis, CPA., CFP                            980 Forest Avenue
Stephen W AtwelL C.P.A.                              Portland Maine 04103
Fred 1. Timberlake, C.PA.                           (207) 797-0990
Bruce E. Fritzson, C.P.A.                           FAX (207) 797-8618
Thomas J. Gioia, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Anson Limited Partnership

We have audited the accompanying balance sheets of Anson Limited Partnership, a limited partnership, FMHA Case No. 23-013-010459470, as of December 31, 1994 and 1993, and the related statements of income, partners' equity and cash flows for the year ended December 31, 1994 and for the period August 1, 1993 to December 31, 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a rest basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anson Limited
Partnership, a limited partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and for the period August 1, 1993 to December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 13 and 14 is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. The additional information presented in The Multiple Family Housing Borrower Balance Sheet, Form FMHA 1930-8, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
January 26, 1995
Portland, Maine


Bob T. Robinson
Certified Public Accountant
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875

INDEPENDENT AUDITOR'S REPORT

To the Partners
Bentonia Elderly, L.P.

I have audited the accompanying balance sheet of Bentonia Elderly, L.P. as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Bentonia Elderly, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.







Jackson, Mississippi
March 1, 1995
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Blairsville Rental Housing, L.P.

We have audited the accompanying balance sheet of BLAIRSVILLE RENTAL HOUSING, L.P. [a Limited Partnership], as of December 31, 1994, and the related statements of income and expenses, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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





Atlanta, Georgia

February 22, 1995

Members: Georgia Society & American Institute of CPAs, AICPA Division for CPA Firms, Private Companies Practice Section
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Blairsville Rental Housing, L.P. II


We have audited the accompanying balance sheet of BLAIRSVILLE RENTAL HOUSING, L.P. II (a Limited Partnership] , as of December 31, 1994, and the related statements of income and expenses, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BLAIRSVILLE RENTAL HOUSING, L.P. II as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Atlanta, Georgia

February 22, 1995

Members: Georgia Society & American Institute of CPAs, AICPA Division for CPA Firms, Private Companies Practice Section
To the Partners
Blowing Rock Limited Partnership


We have audited the accompanying balance sheet of Blowing Rock Limited Partnership as of December 31, 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blowing Rock Limited Partnership as of December 31, 1994, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.


John B. Barry, CPA, P.A.
Boone, North Carolina

February 28, 1995

HOWE & ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

March 11, 1995

INDEPENDENT AUDRTOR'S REPORT

Partners
BRANSON CHRISTIAN COUNTY I, LP
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC
HOWE & ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

March 10, 1995

INDEPENDENT AUDITOR S REPORT

Partners
BRANSON CHRISTIAN COUNTY II, LP
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Butler Rental Housing, L.P.

We have audited the accompanying balance sheets of BUTLER RENTAL HOUSING, L.P. as of December 31, 1994 and 1993, and the related statements of income and expenses, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial Position of BUTLER RENTAL HOUSING, L.P., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Atlanta, Georgia

January 14, 1995





Members: Georgia Society & American Institute of CPAs, AICPA Division for CPA Firms, Private Companies Practice Section
Ziner & Company, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cape Ann YMCA Community Center
Limited Partnership

We have audited the accompanying balance sheet of Cape Ann YMCA Community Center Limited Partnership (a Massachusetts limited partnership) as of December 31, 1994, and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cape Ann YMCA Community Center Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




January 21, 1995








7 Winthrop Square     Boston, Massachusetts 02110-1256
Phone (617) 542-8880  Fax (617) 542-871
Crisp Hughes & Co., L.L.P.
Certified Public Accountants and Consultants

Independent Auditors' Report
To The Partners
Fairmeadow Apartments, Limited Partnership

 W6 have audited the accompanying balance, sheets of Fairmeadow Apartments Limited Partners as of December 31, 1995. and 1994, and the related statements of operations, partners capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to expressed opinion on these financial statements based on our audit.

 We conducted our audits in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller@-Gener2d of the United States. Those standards require that we plan, and perform the audit to -obtain reasonable assurance about whether ,@the financial' statements are free of -material. misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also-includes assessing the., accounting, principles used and significant-- estimates made by management, 8 well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 in our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmeadow Apartments, Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

 In accordance with Government Auditing Standards, we have also issued a report dated March 1 1996 on our consideration of Fairmeadow Apartments, Limited Partnership's internal control structure and a report dated March 1, 1996 on its compliance with laws and regulations.



 March 1, 1996


1 Creekview Court P.O. Box 25849 Greenville, South Carolina 29616 (864) 288-5544 FAX (864) 458-8519
Other Offices: Asheville, Boone, Burnsville, Charlotte, Durham, Sylva, NC Member of the American Institute Certified Public Accountants

Bradley, Snipes, Gower & Associates, P.A.
Certified Public Accountants
P.O. Box 1009  Dunn, North Carolina 28335 (910) 892-6001
P.O. Box 1568  Lillington, North Carolina 27546  (910) 893-6026
Russell W. Bradley, CPA   Larry D. Snipes, CPA  Alton R. Gower, Jr., CPA

INDEPENDENT AUDITORS' REPORT

The Partners
Gibson Manor Associates Limited Partnership

We have audited the accompanying balance sheets of Gibson Manor Associates Limited Partnership, Fayetteville, North Carolina (a North Carolina limited partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Gibson Manor Associates Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gibson Manor Associates Limited Partnership as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Respectfully submitted,

Bradley, Snipes, Gower & Associates, P. A.

Dunn, North Carolina
January 25, 1995

Members/American Institute of Certified Public Accountants, North Carolina Association of Certified Public Accountants
HOWE & ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
GREENFIELD PROPERTIES, LP.
Re:  For the Years Ended December 31, 1993 and December 31, 1994

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






Howe and Associates
Ziner & Company, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT


To the Partners of
Haynes House Associates II
 Limited Partnership


     We have audited the accompanying balance sheet (MHFA Forms F. C. -3A
 & -3B) of Haynes House Associates II Limited Partnership (a Massachusetts limited partnership) (Project No. 72-108-N) as of December 31, 1994, and the related statements of changes in partners' equity (MHFA Form F.C. 3C) , operations (MHFA Form F. C. -2A) and cash flows (MHFA Forms F. C. -4A, - 4B & -4C) for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Haynes House Associates II Limited Partnership as of December 31, 1994, and the changes in its partners' equity, the results of its operations and its cash flows for the year then ended, in accordance with generally accepted accounting principles.




March 17, 1995




7 WINTHROP SQUARE BOSTON, MASSACHUSUSETS 02110-1256 Phone (617) 542-8880 Fax (617) 542-8715

DuRant, Schraibman & Lindsay
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Holly Tree Manor of Holly Hill, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheet of Holly Tree Manor of Holly Hill, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1994 and from February 12, 1993 to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an option on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing, standards and Government Auditing, Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining a test basis, evidence supporting, the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership), as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the Year ended December 31, 1994 and from February 12, 1993 to December 31, 1993, in conformity with generally accepted accounting principles.


February 17, 1995







4408 Forest Drive, Third Floor    Columbia, South Carolina 29206
Telephone 803-790-0020    Fax 803-790-0011
Robbins and Gautreau
Certified Public Accountants (A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE   John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA         Cora Crisler Head, CPA

INDEPENDENT AUDITORS  REPORT

To the Partners of
Isola Squarer L.P.

We have audited the accompanying balance sheet of Isola Square, L.P. as of December 31, 1994, and the related statements of changes in partners I capital, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Isola Square, L.P. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana







8641 United Plaza Blvd., Suite 202     Baton Rouge, Louisiana 70809
  Phone (504) 924-6744       Fax (504) 929-6916
Robbins and Gautreau
Certified Public Accountants (A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE   John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA         Cora Crisler Head, CPA

INDEPENDENT AUDITORS  REPORT

To the Partners of
Lawtell Manor Partnership

We have audited the accompanying balance sheets of Lawtell Manor Partnership (A Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership I s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lawtell Manor
Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana



8641 United Plaza Blvd., Suite 202    Baton Rouge, Louisiana 70809
Phone (504) 924-6744    Fax (504) 929-6916

Otis, Atwell & Timberlake
Professional Association
CERTIFIED PUBLIC ACCOUNTANTS
James C. Otis, C.P.A., CFP                     980 Forest Avenue
Stephen W. AtwelL C.P.A.                  Portland,Maine 04103
Fred I. Timberlake, C.P.A.                     (207) 797-0990
Bruce E. Fritzsom C.P.A                        FAX (207) 797-8618
Thomas J. Gioia, C.P.A.

INDEPENDENT AUDITOR'S REPORT

The Partners
Newport Housing Associates

We have audited the accompanying balance sheets of Newport Housing Associates Limited Partnership, FMHA Case No. 53-010-0010466168, as of December 31, 1994 and 1993, and the related statements of income and partners' equity, and cash flows for the year ended December 31, 1994 and for the period from November 1, 1993 through December 31, 1993. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Housing Associates Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and for the period from November 1, 1993 through December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 12 and 13 is presented solely for the use of the Farmers Home Administration and is not a required part of the basic financial statements. The Multiple Family Housing Borrower Balance Sheet, Form FMHA 1930-8, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Certified Public Accountants
February 2, 1995
Portland, Maine
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
P.O. Box 775 - 516 Walnut Street
Gadsden, Alabama 35902
Telephone (205) 543-3707  Fax (205) 543-9800

INDEPENDENT AUDITOR S REPORT

To the Partners
Newport Manor, Limited Partnership
Newport, Tennessee

I have audited the accompanying balance sheet of Newport Manor, Limited Partnership, a limited partnership, FmHA Project No.: 48-015-631011392 as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards and Government Auditing, Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newport Manor, Limited Partnership, FmHA Project No.: 48-015-631011392 as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-
8) Parts I through III for the year ended December 31, 1994, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



February 25, 1995
Robbins and Gautreau
Certified Public Accountants (A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE   John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA         Cora Crisler Head, CPA

INDEPENDENT AUDITORS  REPORT

To the Partners of
Simmesport Square Partnership

We have audited the accompanying balance sheets of Simmesport Square Partnership (A Louisiana Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership,' s management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standard issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simmesport Square Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana





8641 United Plaza Blvd., Suite 202    Baton Rouge, Lousiana 70809
Phone (504) 924-6744  Fax (504) 929-6916
STIENESSEN - SCHLEGEL & CO.
Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
St. Croix Commons Limited Partnership

We have audited the accompanying balance sheet of St. Croix Commons Limited Partnership, as of December 31, 1994, and the related statements of operations, partners' equity, and cash flows for the year then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix Commons Limited Partnership, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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




CERTIFIED PUBLIC ACCOUNTANTS

June 22, 1995

2411 N. Hillcrest Parkway, P.O. Box 810    Eau Claire, WI 54702-0810
Phone (715) 832-3425 # Fax (715) 832-1665
Robbins and Gautreau
Certified Public Accountants (A Professional Corporation)

Calvin L. Robbins, Jr., CPA, CFE   John C. Gautreau, II, CPA
Jeffrey Curt Gautreau, CPA         Cora Crisler Head, CPA

INDEPENDENT AUDITORS  REPORT

To the Partners of
St. Joseph Square Partnership

We have audited the accompanying balance sheets of St. Joseph Square Partnership (A Partnership in Commendam) as of December 31, 1994 and 1993, and the related statements of changes in partners' capital, operations, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Joseph Square Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana





8641 United Plaza Blvd., Suite 202    Baton Rouge, Indiana 70809
Phone (504) 924-6744     Fax (504) 929-6916
HOWE & ASSOCIATES
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 15, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
SUMMERSVILLE ESTATES, LP
Re: For the Years Ended December 31, 1993 and December 31, 1994

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





Howe and Associates
Bob T. Robinson
Certified Public Accountant
2084 Dunbarton Drive
Jackson, Mississippi 39216
(601) 982-3875

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Tchula Elderly, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.







Jackson, Mississippi
March 1, 1995
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

ELY TAMA, CPA          JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

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


TAMA AND BUDAJ, P.C.

Farmington Hills, Michigan
March 30, 1995

Otis, Atwell & Timberlake
Professional Association
Certified Public Accountants

James C. Otis, C.P.A., CFP
Stephen W AtwelL C.PA.                       980 Forest Avenue
Fred I. Timberlake, C.PA.                    Portland Maine 04103
Bruce E. Fritzson C.PA.                 (207) 797-0990
Thomas J. Gioia, C.P.A.                 FAX (207) 797-8618



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

January 16, 1995
Portland, Maine

DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
West End Manor Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheet of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1994 and from May 19, 1993 to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion or, these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and from May 19, 1993 to December 31, 1993, in conformity accepted accounting principles.


February 17, 1995






4408 Forest Drive, Third Floor    Columbia, South Carolina 29206
Telephone 803-790-0020   Fax 803-790-0011
TOSKI, SCHAEFER & CO., P.C.
Certified Public Accountants
555 International Drive
Williamsville,  New York 14221
Telephone (716) 634-0700  Fax (716) 634-0764

INDEPENDENT AUDITOR'S REPORT

The Partners
Woodlands Apartments, L.P.:

We have audited the accompanying balance sheet of Woodlands Apartments, L.P. as of December 31, 1994 and the related statement of partners, equity for the year then ended. These financial statements are the responsibility of the general partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Woodlands Apartments, L.P. as of December 31, 1994, in conformity with generally accepted accounting principles.





Williamsville, New York
February 24, 1995
CRISP HUGHES & CO., L.L.P.
Certified Public Accountants and Consultants

INDEPENDENT AUDITORS' REPORT

To The Partners
Briarwood Apartments, A Limited Partnership

We have audited the accompanying balance sheet of Briarwood Apartments, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, and with Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Apartments, A Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of Briarwood
Apartments, A Limited Partnership's internal control structure and a report dated February 11, 1997 on its compliance with laws and regulations.



February 11, 1997


1 Creekview Court, P.O. Box 25849  Greenville, South Carolina 29616
(864) 28M544 9 FAX (864) 458-8519

Other Offices: Asheville, Boone, Burnsville, Charlotte, Durham, Sylva, NC Member of the American Institute of CPAS, The Continental Association of CPA Firms, Inc., The Intercontinental Accounting Associates and the North Carolina and South Carolina Associates of CPAs
McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Brewer Street Apartments Limited Partnership Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Brewer Street Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewer Street
Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Greensboro, North Carolina
January 21, 1997
DiMarco, Abiusi & Pascarella
Certified Public Accountants, P.C.
The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074
Phone (315) 475-6954   Fax (315) 475-2937

Philip Abiusi       Michael A. Mammolito
L. Richard Pascarella    David R. Snyder
Nakho Sung               Charles R. Petty
Leo N. Bonfardeci        Scott J. Martin
Carl T. Greco

INDEPENDENT AUDITORS' REPORT

To The Partners
CAIRO HOUSING COMPANY I
East Syracuse, New York

We have audited the accompanying balance sheets of Cairo Housing Company I (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and diSC10BUreB in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cairo Housing Company I as Of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

DIMARCO, ABIUSI & PASCARELLA, P.C.



Syracuse, New York
February 7, 1997
CREELMAN SMITH, P.C.

Certified Public Accountants

To the Partners
Cambridge Family YMCA Affordable Housing
Limited Partnership
Cambridge, Massachusetts

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheet of Cambridge Family YMCA Affordable Housing Limited Partnership (A Massachusetts limited partnership) as of December 31, 1996, and the related statements of operations, changes in partners I equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Family YMCA Affordable Housing Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.





Creelman & Smith, P.C.
Certified Public Accountants

Boston, Massachusetts
January 13, 1997



330 Congress Street, Boston, Massachusetts 02210 (617) 542-4114 CRAIN & COMPANY
Certified Public Accountants
Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070  Fax (901) 668-1218

S. Lawson Crain, CPA     R. Thomas Crenshaw, CPA
Mark M. Layne, CPA       Katherine G. Watts, CPA
John E. Hudson, CPA      Anita C. Hamilton, CPA
Mickey Hannon, CPA       Karen L. Taylor, CPA
Jason T. Shanes, CPA     Amy K. Santaniello, CPA
Tony R. Jones, CPA       Karen C. Miller, CPA
Melinda Y. Chapman, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Crofton Associates I, Limited Partnership

We have audited the accompanying balance sheets of Crofton Associates I, Limited Partnership, FmHA Project No.: 20-024-0621467587 as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crofton Associates 1, Limited Partnership, FmHA Project No.: 20-0240621467587 as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
February 7, 1997


Member of Tennessee Society of CPAs, American Institute of CPAs and Private Companies Practice Section
Matthews, Hearon & Cutrer
Certified Public Accountants

Erik Hearson, CPA          Brett C. Matthews, CPA
J. Raleigh Cutrer, CPA     Charles R. Lindsay, Jr. CPA

Tammy L. Burney, CPA       A. Joseph Tommasini, CPA
Elizabeth Hulen Barr, CPA
Members: American Institute of CPAs, Private Companies Practice Section Mississippi Society of CPAs, National Litigation Support Services
Association

INDEPENDENT AUDITOR'S REPORT

To the Partners
Cypress Point, LP

We have audited the accompanying balance sheet of Cypress Point, LP (a Florida limited partnership), as of December 31, 1996 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Point LP, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Jackson, Mississippi
January 29, 1997






633 North State Street, Suite 407    Jackson, Mississippi 39202-3306
Telephone (601) 355-9266 Fax (601) 352-6826
CRAIN & COMPANY
Certified Public Accountants
Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070  Fax (901) 668-1218

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

INDEPENDENT AUDITORS' REPORT

To the Partners
Gallaway Associates I, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates I, Limited Partnership, FmHA Project No.: 48-024-621474763 as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallaway Associates I. Limited Partnership, FmHA Project No.: 48-024621474763 as of December 31, 1996 and 1995, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1997 on our consideration of the limited partnership's internal control structure and a report dated February 6, 1997 on its compliance with laws and regulations.




Jackson, Tennessee
February 6, 1997

Member of Tennessee Society of CPAs, American Institute of CPAs and Private Companies Practice Section
Ruljancich, Blume, Loveridge & Co., PLLC
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Glenridge Housing Associates, a Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Glenridge Housing Associates, a Washington Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenridge Housing Associates, a Washington Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of the Partnership's internal control structure and a report dated January 27, 1997 on its compliance with laws and regulations.




January 27, 1997







11100 NE 8th Street, Suite 410          Bellevue, Washington 98004-4441
(206) 453-2088     Fax (206) 646-3368
BERRY, DUNN, McNEIL & PARKER
Certified Public Accountants   Management Consultants

INDEPENDENT AUDITORS' REPORT

The Partners
Green Acres Limited Partnership

We have audited the accompanying balance sheets of Green Acres Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Acres Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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




Portland, Maine
January 15, 1997


Offices in:  Bangor, Maine    Portland, Maine     Lebanon, New Hampshire
Manchester, New Hampshire
CRAIN & COMPANY
Certified Public Accountants
Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070  Fax (901) 668-1218

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

INDEPENDENT AUDITORS' REPORT

To the Partners
Hickman Associates II, Limited Partnership

We have audited the accompanying balance sheets of Hickman Associates II, Limited Partnership, FmHA Project No.: 20-038-621451228 as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II, Limited Partnership, FmHA Project No.: 20-038621451228 as of December 31, 1996 and 1995, and the results of, its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Jackson, Tennessee
February 7, 1997

Member of Tennessee Society of CPAs, American Institute of CPAs and Private Companies Practice Section
THOMAS C. CUNNINGHAM, CPA PC
23 Moore Street
Bristol, Virginia 24201
(540) 669-5531   Fax (540) 669-5576
INDEPENDENT AUDITOR'S REPORT
To the Partners
Lee Terrace Limited Partnership

I have audited the accompanying balance sheets of Lee Terrace Limited Partnership, FmHA Case No.: 54-064-0541632971, as of December 31, 1996 and 1995 and the related statement of operations for the year ended December 31, 1996 and for the period January 6, 1995 to December 31, 1995 and the related statements of partners' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. MY responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Standards issued by the Comptroller General of the United
States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Terrace Limited Partnership, as of December 31, 1996 and 1995 and the results of its operations for the year ended December 31, 1996 and for the period January 6, 1995 to December 31, 1995, the changes in partners' equity and cash flows 'or the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Lee Terrace Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements.

Thomas C. Cunningham, CPA PC
Bristol, Virginia      February 15, 1997
Certified Public Accountants
Page, Olson & Company PC

INDEPENDENT AUDITORS'REPORT

January 31, 1997

To the Partners
Midland Housing Limited Partnership

We have audited the accompanying balance sheets of Midland Housing Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied 'in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.








2865 SOUTH LINCOLN ROAD    PO BOX 368   MT PLEASANT, Ml 48804-0368
  517 773 5494   FAX 517 773 5816
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT


To the Partners
Oakwood Manor of Bennettsville, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing, Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor of Bennettsville, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 28, 1997






4408 Forest Drive, Third Floor   Columbia, South Carolina 29206
Telephone 803-790-0020    Fax 803-790-0011
DUGGAN, JOINER, BIRKENMEYER, STAFFORD, & FURMAN, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
334 N.W. Third Avenue
Ocala, Florida 34475
Phone (352) 732-0171   Fax (352) 867-1370

Malcolm R. Duggan, Jr., C.P.A.   C.D. Joiner, Jr., C.P.A., Retired
Wayne J. Birkenmeyer, C.P.A.     Frank E. Stafford, Jr., C.P.A.
Edward J. Furman, C.P.A.     O.H. Daniels, Jr., C.P.A.
R. Phillip Bledsoe, C.P.A.       Carole A. Wright, C.P.A.
Annette C. Furman, C.P.A.        David A. Young, Jr., C.P.A.
Laura J. Allen, C.P.A.           Jamie S. Hampy, C.P.A.
Patricia A. Lancaster, C.P.A.    Julie A. Poole, C.P.A.
Robert K. Hund, C.P.A.

INDEPENDENT AUDITORS' REPORT
February 5, 1997
To the Partners
Palmetto Properties, Ltd.

We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for the year ended December 31, 1996, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Properties, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as listed in the table of contents is presented for the purposes of additional analysis and is not a required part of the basic financial statements.
Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Duggan, Joiner, Birkenmeyer, Stafford & Furman, P.A.
Certified Public Accountants
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

ELY TAMA, CPA          JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

To the Partners of
Park Place II, Ltd.

We have audited the accompanying balance sheet of PARK PLACE II, LTD. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of PARK PLACE II, LTD., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements.
This accompanying information is the responsibility of the partnership's management. Such information, except for the portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

TAMA AND BUDAJ,
Farmington Hills, Michigan
January 31, 1997
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

ELY TAMA, CPA          JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

To the Partners of
Seabreeze Manor RRH, Ltd.

We have audited the accompanying balance sheet of SEABREEZE MANOR RRH, LTD. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year ended December 31, 1996 and for the period January 10, 1995 (date operational) to December 31, 1995. These financial statements are the responsibility of the general partner and management of the partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of SEABREEZE MANOR RRH, LTD., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period January 10, 1995 (date operational) to December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic financial statements.
This accompanying information is the responsibility of the partnership's management. Such information, except for the portion marked "unaudited" on which we express no opinion, has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.
TAMA AND BUDAJ, P.C.
Farmington Hills, Michigan    January 31, 1997
MAYER HOFFMAN McCANN L.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Sixth Street Partners Limited Partnership

We have audited the accompanying balance sheets of SIXTH STREET PARTNERS LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sixth Street Partners Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Kansas City, Missouri
January 20, 1997

420 Nichols Road, Kansas City, MO 64112 (816)968-1000  Fax (816) 531-7695
BERRY, DUNN, McNEIL & PARKER
Certified Public Accountants Management Consultants

INDEPENDENT AUDITORS' REPORT

The Partners
Skowhegan Housing Limited Partnership

We have audited the accompanying balance sheets of Skowhegan Housing Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skowhegan Housing Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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




Portland, Maine
January 8, 1997

Offices in:   Bangor, Maine    Portland, Maine  Lebanon, New Hampshire
Manchester, New Hampshire
DiMarco, Abiusi & Pascarella
Certified Public Accountants, P.C.
The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074
Phone (315) 475-6954   Fax (315) 475-2937

Philip Abiusi       Michael A. Mammolito
L. Richard Pascarella    David R. Snyder
Nakho Sung               Charles R. Petty
Leo N. Bonfardeci        Scott J. Martin
Carl T. Greco

INDEPENDENT AUDITORS' REPORT

To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New York

We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital and cash flows for the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voorheesville Housing Company I as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

DIMARCO, ABIUSI & PASCARELLA, P.C.






Syracuse, New York
February 7, 1997
RAYMOND, BROUSSARD & BROWN
A PROFESSIONAL CORPORATION
2616 Toulon Drive
Baton Rouge, Louisiana 70816
Telephone:  (504) 292-9211
Fax: (504) 292-0727

CERTIFIED PUBLIC ACCOUNTANTS

Paul C. Raymond, Sr., C.P.A., Retired
Kathryn R. Broussard, C.P.A.
Richard E. Brown, C.P.A.
Robert W. Brown, C.P.A.

To The Partners,
White Castle Senior Citizens Partnership, Ltd.

We have audited the accompanying balance sheets of White Castle senior Citizens Partnership, Ltd., RHS Project No.: 22-024-721149468, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial- statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of, White Castle Senior Citizens
Partnership, Ltd. as of 31, 1996 and 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form PHS 1930-8) Parts I through III and in the Multiple Family Housing Project Budget (Form P.HS 19307) Parts I through V for the year ended 31, 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Baton Rouge, Louisiana
February 15, 1997

Crisp Hughes & Company, L.L.P.
Certified Public Accountants and Consultants

Independent Auditors' Report

To The Partners
Briarwood Apartments, A Limited Partnership


We have audited the accompanying balance sheet of Briarwood Apartments, A Limited Partnership as of December 3l, 1995 and 1994, and the related statements operations, and changes in partners' capital and cash flows for the year ended December 31, 1995 and for the period August 17, 1994 through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, and with Government Auditing Standard issued by the Comptroller General of the United States. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of -material misstatement.' And audit. includes examining on a test ,basis,- evidence supporting the amounts and disclosures in the financial statements. -An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Apartments, A Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the year ended December 31, 1995 and for the period -August 17, 1994 through December 31, 1994 in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 1, 1996 on our consideration of Briarwood Apartment . s, A Limited Partnership's internal control structure and a report dated March 1, 1996 on its compliance with laws and regulations.

March 1, 1996

I Creekview Court o P.O. Box 25849 o Greenville, South Carolina 29616 (864) 288-5544 FAX (864) 458-8519
Other Offices: Asheville, Boone, Burnsville, Charlotte, Durham, Sylva, NC

Member of The American Institute of Certified Public Accountants, The Continental Association of CPA Firms, Inc.,
The Intercontinental Accounting Associates and The North Carolina and South Carolina Associates of CPAs

GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313
Telephone (912) 369-7575   Fax (912) 876-8798

Larry R. Golden, CPA
Janine D. Graham, CPA
Members American Institute and Georgia Society of CPAs

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



GOLDEN ASSOCIATES



Certified Public Accountants

April 1, 1996
Hinesville, Georgia
DiMarco, Abiusi & Pascarella
Certified Public Accountants, P.C.
The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074
Phone (315) 475-6954   Fax (315) 475-2937

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

DiMARCO, ABIUSI & PASCARELLA, P.C.





Syracuse, New York
February 13, 1996
Coopers & Lybrand L.L.P.
a professional services firm

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





Rochester, New York
February 22, 1996








Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland
CRAIN & COMPANY
Certified Public Accountants
Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070  Fax (901) 668-1218

S. Lawson Crain, CPA     R. Thomas Crenshaw, CPA
Mark M. Layne, CPA       Katherine G. Watts, CPA
John E. Hudson, CPA      Anita C. Hamilton, CPA
Mickey Hannon, CPA       Karen L. Taylor, CPA
Jason T. Shanes, CPA     Amy K. Santaniello, CPA
Tony R. Jones, CPA       Karen C. Miller, CPA
Melinda Y. Chapman, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Crofton Associates I, Limited Partnership

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

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crofton Associates I, Limited Partnership, FmHA Project No.: 20-0240621467587 as of December 31, 1995, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
January 31, 1996



Member of Tennessee Society of CPAs, American Institute of CPAs and Private Companies Practice Section
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313
Telephone (912) 369-7575   Fax (912) 876-8798

Larry R. Golden, CPA
Janine D. Graham, CPA
Members American Institute and Georgia Society of CPAs

INDEPENDENT AUDITOR'S REPORT

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


GOLDEN ASSOCIATES



Certified Public Accountants

April 1, 1996
Hinesville, Georgia
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313
Telephone (912) 369-7575   Fax (912) 876-8798

Larry R. Golden, CPA
Janine D. Graham, CPA
Members American Institute and Georgia Society of CPAs

INDEPENDENT AUDITOR'S REPORT

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


GOLDEN ASSOCIATES


Certified Public Accountants

April 1, 1996
Hinesville, Georgia
CRAIN & COMPANY
Certified Public Accountants
Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070  Fax (901) 668-1218

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

INDEPENDENT AUDITORS' REPORT

To the Partners
Gallaway Associates I, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates I, Limited Partnership, FmHA Project No.: 48-024-621474763 as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

CRAIN & COMPANY
Certified Public Accountants

Jackson, Tennessee
January 31, 1996



Member of Tennessee Society of CPAs, American Institute of CPAs and Private Companies Practice Section
CRAIN & COMPANY
Certified Public Accountants
Madison Square
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070  Fax (901) 668-1218

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

INDEPENDENT AUDITORS' REPORT

To the Partners
Hickman Associates II, Limited Partnership

We have audited the accompanying balance sheets of Hickman Associates H, Limited Partnership, FmHA Project No.: 20-038-621451228 as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II, Limited Partnership, FmHA Project No.: 20-038621451228 as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


CRAIN & COMPANY
Certified Public Accountant

Jackson, Tennessee
February 7, 1996



Member of Tennessee Society of CPAs, American Institute of CPAs and Private Companies Practice Section
GOLDEN ASSOCIATES
Certified Public Accountants
P.O. Box 967
769 E. Oglethorpe Hwy
Hinesville, GA 31313
Telephone (912) 369-7575   Fax (912) 876-8798

Larry R. Golden, CPA
Janine D. Graham, CPA
Members American Institute and Georgia Society of CPAs

INDEPENDENT AUDITOR'S REPORT

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


GOLDEN ASSOCIATES



Certified Public Accountants

April 1, 1996
Hinesville, Georgia
Coopers & Lybrand L.L.P.
a professional services firm

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Associates, L.P., as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





Rochester, New York
March 12, 1996








Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800  Fax (810) 626-2276

ELY TAMA, CPA          JEFFREY F. BUDAJ, CPA
BARTON A. LOWEN, CPA   EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA   JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA
American, Michigan, Florida & South Carolina Institutes of CPAs

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

We have also reviewed internal accounting controls and compliance with laws and regulations and have rendered our reports thereon on pages 18 through 20.
TAMA AND BUDAJ, PC.
Farmington Hills, Michigan
February 9, 1996
DiMarco, Abiusi & Pascarella
Certified Public Accountants, P.C.
The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074
Phone (315) 475-6954   Fax (315) 475-2937

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

DIMARCO, ABIUSI & PASCARELLA, P.C.




Syracuse, New York
February 26, 1996
HOWE & ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

March 8, 1995

INDEPENDENT AUDITOR'S REPORT

Partners
ARTESIA PROPERTIES, LP
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC
Blackman & Associates, P.C
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Aspen Ridge Apartments, Limited Partnership
Omaha, Nebraska

We have audited the accompanying balance sheet of Aspen Ridge Apartments Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1994 and the related statements of operations, changes in partners' capital accounts and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and, disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial, statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Ridge Apartments Limited Partnership at December 31, 1994 and the results of its operations, changes in partners' capital accounts, and cash flows for the year then ended, in conformity with generally accepted accounting principles.




Omaha, Nebraska
March 20, 1995





11924 Arbor St., Ste. 200     Omaha, Nebraska 68144
Phone (402) 330-1040 Fax (402) 333-9189
Crisp Hughes & Company L.L.P.
Certified Public Accountants and Consultants
Independent Auditors' Report

T0 The Partners
Briarwood Apartments, A Limited Partnership

We have audited the, accompanying balance sheet of Briarwood Apartments, A Limited Partnership as of December 31, 1994 and the related statements of operations changes in-partners' capital and cash flows for the period August 17, 1994 through December 31, 1994. These financial statements are the responsibility -of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally- accepted auditing standards, and with Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we obtain and perform the audit to -obtain, reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements An audit also includes assessing the accounting principles, used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

in our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Briarwood Apartments, A Limited Partnership as of December 31, 1994. and the results of its operations and its cash flows for the period August 17, 1994 through December 31, 1994 in conformity, with generally accepted accounting principles.


January 25, 1995



1 Creekview Court o P.O. Box 25849 e Greenville, South Carolina 29616 o
(864) 288-5544 FAX (864) 458-8519
Other Offices: Asheville, Boone, Burnsville, Charlotte, Durham, Sylva, NC Member of. The American Institute of Certified Public Accountants, The Continental Association of CPA Firms, Inc.,
The Intercontinental Accounting Associates and The North Carolina and South Carolina Associates of CPAs

K.B. Parrish & Co.
Certified Public Accountants
151 North Delaware Street
Suite 1600
Indianapolis, IN 46204
317-269-2455    FAX 317-269-2464

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners of
Briarwood of Dekalb, L.P.
 (A Limited Partnership)
Dekalb, Illinois

We have audited the balance sheet of Briarwood of Dekalb, L.P. (a limited partnership) as of December 31, 1994, and the related statements of operations, changes in partnership capital and cash flows for the period then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood of Dekalb, L.P. at December 31, 1994, and the results of its operations, and cash flows for the period then ended, in conformity with generally accepted accounting principles.

Respectfully submitted,

K.B. Parrish Co.
Certified Public Accountants
Indianapolis, Indiana
January 16, 1995

Members of American Institute of Certified Public Accountants DANIEL G. DRANE
Certified Public Accountant
P.O. Box 577 - 209 East Third Street
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR S REPORT

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

I conducted my audits, as of and for the year ended December 31, 1994 and the nine-month period ended December 31, 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

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



Daniel G. Drane
Certified Public Accountant

March 9, 1995
HOWE & ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

March 5, 1995

INDEPENDENT AUDITORS REPORT

Partners
CLINTON ESTATES, L.P.
Re: For the Year Ended December 31, 1994

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.






Howe and Associates, PC
DANIEL G. DRANE
Certified Public Accountant
P.O. Box 577 - 209 East Third Street
Hardinsburg, Kentucky 40143
(502) 756-5704

INDEPENDENT AUDITOR!S REPORT

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

I conducted my audit, as of and for the year ended December 31, 1994 and the five-month period ended December 31, 1993 in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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




Daniel G. Drane
Certified Public Accountant

March 9, 1995
Ruljancich Blume & Loveridge Co., PLLC
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Glenridge Housing Associates, A Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheet of Glenridge Housing Associates, a Washington Limited Partnership, as of December 31, 1994, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating' the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenridge Housing Associates, a Washington Limited Partnership, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 14 to 16 is presented for the purpose of complying with the requirements of the Farmers Home Administration and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form FmHA 1930-7) has been subjected to the auditing procedures applied in the audit of the financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audit of the financial statements and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.

February 12, 1995

11100 NE 8th Street, Suite 410   Bellevue, Washington 98004-4441
(206) 453-2088 Fax (206) 646-3368
The Gautreau Group, L.L.C.
Certified Public Accountants
A Professional Accounting Corporation

John C. Gautreau, II, CPA   J. Curt Gautreau, CPA
Crissie Head, CPA           Jennifer D. Derousselle, CPA
Kati M. Williamson, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners of
Greenwood Place, L. P.

We have audited the accompanying balance sheet of Greenwood Place, L. P. as of December 31, 1994, and the related statements of changes in partners, capital, operations, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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





Certified Public Accountants

June 1, 1995
Baton Rouge, Louisiana






P.O. Box 82430 \ 8641 United Plaza Boulevard, Suite 202 \ Baton Rouge, Lousiana 70884-2430 \ Telephone (504) 924-6744 \ FAX (504) 929-6916
The Gautreau Group, L.L.C.
Certified Public Accountants
A Professional Accounting Corporation

John C. Gautreau, II, CPA   J. Curt Gautreau, CPA
Crissie Head, CPA           Jennifer D. Derousselle, CPA
Kati M. Williamson, CPA

INDEPENDENT AUDITORS' REPORT

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







Certified Public Accountants


June 1, 1995
Baton Rouge, Louisiana


P.O. Box 82430 \ 8641 United Plaza Boulevard, Suite 202 \ Baton Rouge, Louisiana 70884-2430 \ Telephone (504) 924-6744 \ FAX (504) 929-6916
THOMAS C. CUNNINGHAM, CPA PC
23 Moore Street
Bristol, Virginia 24201
(703) 669-5531   Fax(703)669-5576

INDEPENDENT AUDITOR'S REPORT

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






Rochester, New York
July 6, 1995





Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.
DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUTNTANTS REPORT

To the Partners
Oakwood Manor of Bennettsville, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for the year ended December 31, 1994 and from September 14, 1993 to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor of Bennettsville, A Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year ended December 31, 1994 and from September 14, 1993 to December 31, 1993 in conformity with generally accepted accounting principles.


February 17, 1995







4408 Forest Drive, Third Floor   Columbia, South Carolina 292069
Telephone 803-790-0020    Fax 803-790-0011
ROBBINS AND GAUTREAU
CERTIFIED PUBLIC ACCOUNTANTS
 (A PROFESSIONAL CORPORATION)

Calvin L. Robbins, Jr., CPA , CFE     John C. Gautreau, II, CPA
JEFFREY CURT GAUTREAU, CPA           Cora Crisler Head, CPA

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opelousas Point Partnership as of December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.





Certified Public Accountants


February 15, 1995
Baton Rouge, Louisiana






8641 United Plaza Blvd., Suite 202         Baton Rouge, Louisiana 70809
      Phone (504) 924-6744       Fax (504) 929-6916
DUGGAN, JOINER, BIRKENMEYER, STAFFORD, & FURMAN, P.A.
Certified Public Accountants
334 N.W. Third Avenue
Ocala, Florida 34475
Phone (352) 732-0171   Fax (352) 867-1370
Malcolm R. Duggan, Jr., C.P.A.   C.D. Joiner, Jr., C.P.A., Retired
Wayne J. Birkenmeyer, C.P.A.     Frank E. Stafford, Jr., C.P.A.
Edward J. Furman, C.P.A.    O.H. Daniels, Jr., C.P.A.
R. Phillip Bledsoe, C.P.A.       Carole A. Wright, C.P.A.
Annette C. Furman, C.P.A.        David A. Young, Jr., C.P.A.
Laura J. Allen, C.P.A.           Jamie S. Hampy, C.P.A.
Patricia A. Lancaster, C.P.A.    Julie A. Poole, C.P.A.
Robert K. Hund, C.P.A.

INDEPENDENT AUDITORS' REPORT

February 5, 1997

To the Partners
Palmetto Properties, Ltd.

We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for the year ended December 31, 1994, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as listed in the table of contents is presented for the purposes of additional analysis and is not a required part of the basic financial statements.
Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Duggan, Joiner, Birkenmeyer, Stafford & Furman, P.A.
Certified Public Accountants
Habif, Arogeti & Wynne, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Quail Village Limited Partnership

We have audited the accompanying balance sheet of QUAIL VILLAGE LIMITED PARTNERSHIP [a Georgia limited Partnership], as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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





Atlanta, Georgia

February 3, 1995








Members: Georgia Society of CPAs - American Institute of CPAs - AICPA Division for CPA Firms, Private Companies and SEC Practice Sections David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402
Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

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




Savannah, Georgia
March 22, 1995

RAYMOND, BROUSSARD & BROWN
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
2616 Toulon Drive
Baton Rouge, Louisiana 70816
Telephone:     (504) 292-9211
Fax: (504) 292-0727
Paul C- Raymond, Sr., C.P.A. Retired
Kathryn R. Broussard, C.P.A.
Richard E. Brown, C.P.A.
Robert W. Brown, C.P.A.
Independent Auditor s Report
To The Partners
White Castle Senior Citizens Partnership, Ltd.

We have audited the accompanying balance sheet of White Castle Senior Citizens Partnership, Ltd., FMHA. Project No.: 22-024-721149468, as of December 31, 1994 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnerships management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, on a test basis, evidence supporting the amounts and disclosures in the final statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement Presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of White Castle Senior Citizens Partnership, Ltd., as of December 31, 1994 and the results of its operations and its cash flows for the year then ended In conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report/Analysis (Form FmHA 1930-8) Parts I through V for the year ended December 31, 1994, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Baton Rouge, Louisiana
June 15, 1995

RAJEEV RAJ
Certified Public Accountant


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Chelsea Square Development Limited Partnership


I have audited the accompanying balance sheet of Chelsea Square Development Limited Partnership (A Development Stage and a Massachusetts limited partnership) as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. My responsibility is to express an opinion on these financial statements based on my audit.


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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




February 1, 1997





Rajeev Raj C.P.A.
1600 Providence Highway                                Tel: (508) 660-2592
Walpole, MA 02081                                       Fax: (508) 660-1569

STIENESSEN - SCHLEGEL & CO.
Limited Liability Company
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT

To the Partners
Glen Place Apartments Limited Partnership

We have audited the accompanying balance sheets of Glen Place Apartments Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Place Apartments Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



CERTIFIED PUBLIC ACCOUNTANTS

January 15, 1997


2411 N. HILLCREST PARKWAY, P.O. BOX 810,  EAU CLAIRE, WI 54702-0810
PHONE (715) 832-3425    FAX (715) 832-1665
Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
Members of American Institute of CPAs
Georgia Society of CPAs

Robert A. Goddard, Jr., CPA (1943-1989)  Gerald H. Henderson, CPA
J. Wendell Godbee, CPA                   M. Paul Nichols, Jr., CPA
Susan S. Swader, CPA                     Mark S. Rogers, CPA
Maureen P. Collins, CPA                   Amy McGill Smith, CPA
Krystal P. Hiers, CPA                     Marguerite J. Joyner, CPA
Kenny L. Carter, CPA                     Shirley S. Miller, CPA

INDEPENDENT AUDITORS' REPORT
To the Partners
Jackson Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Jackson Housing, L.P. (a limited partnership), Federal ID No.: 58-2031912, as of December 31, 1996, and the related statements of income, partners, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Jackson Housing, L.P. as of December 31, 1995, were audited by other auditors whose report dated January 18, 1996., expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Standards issued by the Comptroller General of the United states; Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall. financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jackson Housing, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Jackson Housing, L.P. s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.
Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
January 24, 1997
3488 North Valdosta Road / P. 0. Box 2241 / Valdosta, Georgia 31604-2241
Phone: (912) 245-6040 / FAX: (912) 245-1669
Plante & Moran, LLP
Certified Public Accountants - Management Consultants
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200   Fax 517-332-8502

To the Partners
Lakeview Meadows II Limited
Dividend Housing Association
Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 905, for the years ended December 31,,1996 and 1995, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership for the years ended December 31, 1996 and 1995, and the results of its operations, changes in partners, equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1997, on our consideration of the Partnership's internal control structure and a report dated February 12, 1997,. on its compliance with laws and regulations.



February 12, 1997



A member of Moores Rowland International
Rosenberg, Rich, Baker, Berman & Company
A Professional Association of CPAs
380 Foothill Road - P.O. Box 6483
Bridgewater, NJ  08807-0483
908-231-1000   Fax 908-231-6894
E-mail:  rrbb@net-lynx.com
Other Offices:
195 Maplewood Avenue
Maplewood, NJ 07040
201-763-6363   Fax 201-763-4430

Splugenstrasse 10
CH-8002
Zurich, Switzerland
011-41-1-202-4742   Fax 011-41-1-202-4744

P.O. Box 61
Grand Cayman, Cayman Islands
809-949-4244   Fax 809-949-8635

Kalman A. Barson, CPA     Kenneth A. Berman, CPA
Barry D. Kopp, CPA        Frank S. LaForgia, CPA
Alvin P. Levine, CPA      Aaron A.  Rich, CPA
David N. Roth, CPA        Carl S. Schwartz, CPA
Nicholas L. Truglio, CPA  Steven J. Truppo, CPA

Howard Baker, CPA         Daniel M. Brooks, CPA
Leonard M. Friedman, CPA  Dorvin M. Rosenberg, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Parvin's Limited Partnership

We have audited the accompanying balance sheets of Parvin's Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parvin's Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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





Bridgewater, New Jersey
January 15, 1997


American Institute Of CPAs - Sec Practice Section - Private Companies Practice Section - National Associated CPA Firms - Independent Accountants International
































REGARDIE, BROOKS & LEWIS
CHARTERED
CERTIFIED PUBLIC ACCOUNTANTS
7101 WISCONSIN AVENUE - BETHESDA, MARYLAND 20814
TEL (301) 654-9000            FAX (301) 656-3056
Jerome P. Lewis, CPA
Jesse A. Kaiser, CPA
Nathan J. Rosen, CPA
Paul J. Gnatt, CPA
Celso T. Mataac, Jr.  CPA
Philip R. Baker, CPA
Douglas R. Dowling, CPA
Brian J. Giganti, CPA
David A. Brooks, CPA Consultant
Benjamine F. Regardie
(1897-1973
INDEPENDENT AUDITOR'S REPORT
February 21, 1997

To the Partners
Peach Tree Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Peach Tree Limited Partnership as of December 31, 1996 and 1995, and the related statements of income, partnership equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U. S. Department of Agriculture, Farmers Home Administration Audit Program handbook, dated December 1989. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peach Tree Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 21, 1997 on our consideration of Peach Tree Limited Partnership's internal control structure and on its compliance with laws and regulations.

Certified Public Accountants
Boothe, Vassar, Fox and Fox
Certified Public Accountants
1001 East Farm Road 700
Big Spring, Texas 79720
915-263-1324  FAX 915-263-2124

INDEPENDENT AUDITORS' REPORT

To the Partners
Ponderosa Meadows, LTD.  Limited Partnership

We have audited the accompanying balance sheets of Ponderosa meadows, LID. Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion On these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponderosa Meadows, LTD. Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 29, 1997, on our consideration of Ponderosa Meadows, Ltd. Limited Partnership's internal control structure and a report dated January 29, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 19 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
BOOTHE, VASSAR, FOX AND FOX
January 29 1997
Big Spring, Texas
A Partnership Composed of Professional Corporations
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive
Fort Worth, Texas 76107
(817) 336-5880

Member: American Institute and Texas Society of CPAs

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Rio Grande Apartments, Ltd.
Eagle Pass, Texas

I have audited the accompanying balance sheet of Rio Grande Apartments, Ltd. as of December 31, 1996 and 1995 the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande Apartments, Ltd. as of December 31, 1996 and 1995 and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Fort Worth, Texas
March 11, 1997
HOWE & ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

February 13, 1997

INDEPENDENT AUDITOR'S REPORT

Partners
TROY ESTATES, LP

Re: For the Years Ended December 31, 1995 and December 31, 1996

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


WA/
Howe and Associates, PC
Martin A, Starr, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Virginia Avenue Affordable Housing Limited Partnership


I have audited the accompanying balance sheets of Virginia Avenue
Affordable Housing Limited Partnership as of December 31, 1996 and 1995, and the related statements oil operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Martin A. Starr
Certified Public Accountant
February 5, 1997




Certified Public Accountant
4260 Truxtun Avenue, Ste. 140, Bakersfield, CA 93309 805-635-3185 FAX 805-635-3190
Boothe, Vassar, Fox and Fox
Certified Public Accountants
1001 East Farm Road 700
Big Spring, Texas 79720
915-263-1324     FAX 915-263-2124

INDEPENDENT AUDITORS'REPORT

To the Partners
Vista Loma Apartments Limited Partnership

We have audited the accompanying balance sheets of Vista Loma Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Loma Apartments Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 29, 1997, on our consideration of Vista Loma Apartments Limited
Partnership's internal control structure and a report dated January 29, 1997, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 19 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
BOOTHE, VASSAR, FOX AND FOX
January 29, 1997
Big Spring, Texas
A Partnership Composed of Professional Corporations
RAJEEV RAJ
Certified Public Accountant


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Chelsea Square Development Limited Partnership


I have audited the accompanying balance sheet of Chelsea Square Development Limited Partnership (A Development Stage and a Massachusetts limited partnership) as of December 31, 1996, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



February 1, 1997








Rajeev Raj C.P.A.
1600 Providence Highway                                Tel: (508) 660-2592
Walpole, MA 02081                                       Fax: (508) 660-1569

Coopers & Lybrand L.L.P.
Coopers & Lybrand a professional services firm


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P., as of December 31, 1995, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.







Rochester, New York
February 5, 1996






Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited-liability association incorporated in Switzerland.

STIENESSEN - SCHLEGEL & Co.
Limited Liability Company
Certified Public Accountants


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



CERTIFIED PUBLIC ACCOUNTANTS

January 16, 1996

2411 N. Hillcrest Parkway, P.O. Box 810   Eau Claire, WI 54702-0810
Phone (715) 832-3425   Fax (715) 832-1665

Regardie, Brooks & Lewis                  Jerome P. Lewis, CPA
Chatered                                  Jesse A. Kaiser, CPA
Certified Public Accountants              Nathan J. Rosen,  CPA
7101 Wisconsin Ave  Bethesda MD 20814     Paul J. Gnatt,  CPA
TEL (301) 654-9000    FAX (301) 656-3056  Celso T. Mataac,  CPA
Independent Auditor s Report              Phillip R. Baker, CPA
                                            Douglas A. Dowling,
CPA
February 16, 1996                         Brian J. Giganti,  CPA
                                          David A. Brooks,  CPA
                                          Benjamine F. Regardie,
To the Partners                            Consultant
Peach Tree Limited Partnership                    (1897-1973)
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



Certified Public Accountants
Gwen Ward, P.C.
Certified Public Accountant
609 University Drive
Fort Worth,  Texas 76107
(817) 336-5880

Member American Institute of  CPAs - Texas Society of CPAs

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




Fort Worth, Texas
March 6, 1996
Ziner & Company, P.C.
Certified Public Accountants


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






January 23, 1995



7 Winthrop SQUARE      BOSTON, MASSACHUSETTS 02110-1256 Phone
(617) 542-8880 Fax (617) 542-8715

RAJEEV RAJ

Certified Public Accountant




INDEPENDENT AUDITOR S REPORT

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31@, 1994, and the results of its operations and its cash flows for the year then ended and for the period ended April 30, 1993 (date of inception) to December 31, 1994 in conformity with generally accepted accounting principles.


January 25, 1995

Rajeev Raj C.P.A.
1600 Providence Highway                       Tel: (508) 660-2592
Walpole, MA 02081                             Fax: (508) 660-1569

Edmund A. Restivo, Jr. Ltd.
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

To the Partners
Clarke School Limited Partnership
Boston, MA

I have audited the accompanying balance sheet of Clarke School Limited Partnership (a Rhode Island limited partnership) (a development stage enterprise) as of December 31, 1994, and the statement of partners' equity, for the year ended December 31, 1994. These financial statements are the responsibility of Clarke School Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

March 22, 1995

The Wilcox Building
Penthouse Suite
42 Weybosset Street
Providence, Rhode Island 02903
Telephone 401-331-0210   Fax 401-421-6799
Habif, Arogeti & Wynne, P.C.
Certified Public Accountant

To the Partners
Ellijay Rental Housing, L.P.

We have audited the accompanying balance sheet of ELLIJAY RENTAL HOUSING, L.P. (a development stage partnership] , as of December 31, 1994. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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



Atlanta, Georgia

January 1, 1995





Members: Georgia Society and American Institutes of CPAs, AICPA
Division for CPA Firms, Private Companies Practice Section
Coopers & Lybrand L.L.P. a professional services firm

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Evergreen Hills Associates, L.P.


We have audited the accompanying balance sheet of Evergreen Hills Associates, L.P. (A Limited Partnership) , as of December 31, 1994, and the related statements of operations and partners, capital and cash flows for the period from November 26, 1993 (date partnership was formed) through December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation., We believe that our audit provides a reasonable basis for our opinion.

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


Rochester, New York
February 24, 1995
Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand
International, a limited-liability association incorporated in Switzerland.

Habif, Arogeti & Wynne, P.C.
Certified Public Accountant

To the Partners
Jackson Rental Housing, L.P.

We have audited the accompanying balance sheet of JACKSON RENTAL HOUSING, L.P. (a Limited Partnership] , as of December 31, 1994, and the related statements of income and expenses, changes in partners equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of JACKSON RENTAL HOUSING, L.P. as of December 31, 1994, and the results of its operation and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Atlanta, Georgia

January 16, 1995





Members: Georgia Society of Certified Public Accountants American
Institutes of Certified Public Accountants, AICPA Division for CPA Firms, Private Companies Practice Section SEC Practice Scetion

1073 West Peachtree Street, N.E. Atlanta, Georgia 30309-3837
(404)892-9651
Fax (404) 876-3913
Regardie, Brooks & Lewis               Jerome P. Lewis, CPA
Chatered                               Jesse A. Kaiser, CPA
Certified Public Accountants           Nathan J. Rosen,  CPA
7101 Wisconsin Ave  Bethesda MD 20814  Paul J. Gnatt,  CPA
TEL (301) 654-9000    FAX (301) 656-3056  Celso T. Mataac,  CPA
Independent Auditor s Report            Phillip R. Baker, CPA
                                        Douglas A. Dowling,  CPA
                                        Brian J. Giganti,  CPA
                                        David A. Brooks,  CPA
Consultant                              Benjamine F. Regardie,

February 24, 1995

To the Partners
Peach Tree Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheet of Peach Tree Limited Partnership as of December 31, 1994, and the related statements of income, partnership equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peach Tree Limited Partnership as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Certified Public Accountants

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 4, 1995

INDEPENDENT AUDITORS REPORT

Partners
RICHMOND MANOR, L.P.
Re:   For the Year Ended December 31, 1994

We have audited the accompanying balance sheet and the related statements of income, owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.





Howe and Associates, PC
HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203

March 10, 1995

INDEPENDENT AUDTIOR'S REPORT

Partners
TROY ESTATES, LP
Re:   For the Year Ended December 31, 1994

We have audited the accompanying balance sheet and the related statements of income, owners' equity and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position and results of operations and cash flows of the Partnership for the year then ended in conformity with generally accepted accounting principles.

For 1993, the balance sheet was audited by us, and our report thereon, dated
June 9, 1994, stated that the balance sheet presented fairly, in all material respects, the financial position of the Partnership for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



Howe and Associates, PC
WALLACE SANDERS & COMPANY
Crosspoint Atrium
8131 LBJ Freeway, Suite 875
Dallas, Texas 75251
Tel. 972/690-6301   Fax 972/669-3462
E-mail: wallaces@onramp.net

INDEPENDENT AUDITOR S REPORT

To the Partners of
Community Dynamics - Fort Worth, Ltd.

We have audited the accompanying balance sheets of Community Dynamics - Fort Worth, Ltd., as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Fort Worth, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


February 11, 1997
Member of ACPA International      Certified Public Accountants and
Consultants Affiliated Offices Worldwide      A Professional
Corporation
WALLACE SANDERS & COMPANY
Crosspoint Atrium
8131 LBJ Freeway, Suite 875
Dallas, Texas 75251
Tel. 9721690-6301 Fax 972/669-3462
Email: wallacesoonramp.net

INDEPENDENT AUDITORS' REPORT

To the Partners of
Community Dynamics - Plano, Ltd.

We have audited the accompanying balance sheets of Community Dynamics - Plano, Ltd., as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Plano, Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 11, 1997

Member of ACPA International      Certified Public Accountants and
Consultants Affiliated Offices Worldwide      A Professional
Corporation
ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Jefferson Square, Ltd.:

We have audited the accompanying balance sheets of JEFFERSON SQUARE, LTD. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.






Denver, Colorado
February 12, 1997
Scarbrough & Associates
Certified Public Accountants
For the financial solutions you need to succeed.

Michael Scarbrough CPA Over 17 years of experience.
Member: American Institute of CPAs, Missouri Society of CPAs;
Community Education: Financial Planning, Better Business Plans,
Taxation, Retirement Planning, Effective Audits, Low-Income
Housing Tax Credits; Community Volunteer; Eagle Scout

Experienced service for: Individuals, Business, Real estate developers, Retailers, Constructioncontractors and Medical professionals

Business expertise: Tax planning & preparation, Monthly financial statements, Audits, Advisory services, Valuations, Software consulting, Computerized bookkeeping, Payroll services,
Forecasting & budgeting, Loan packaging, Business entity selection, Commercial real estate expertise and Acquisition consulting

Individual services: Income tax planning & preparation, IRS representation, Money-saving tax advice, Financial guidance and Retirement and estate planning

Personal Attention: Accessible, Phone calls returned promptly, On-site meetings, Evening & weekend appointments, Walk-ins welcome, Guaranteed accuracy, Affordable fees

To the Partners
Northpointe, L.P.

We have audited the accompanying balance sheets of Northpointe L.P. as Of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe, L.P. as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 and 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Scarbrough & Associates, L.L.C.
March 10, 1997

5500 North Oak, Suite 203
Kansas City, MO 64118

FAX:(816) 455-5100   (816) 452-4272
Henderson, Godbee & Nichols, P. C.
Certified Public Accountants
Members of American Institute of CPAs - Georgia Society of CPAs

Robert A. Goddard, Jr., CPA (1943-1989)
Gerald H. Henderson, CPA    J. Wendell Godbee, CPA
M. Paul Nichols, Jr., CPA   Susan S. Swader, CPA
Mark S. Rogers, CPA         Janine M. Megginson, CPA

Maureen P. Collins, CPA     Amy McGill Smith, CPA
Krystal P. Hiers, CPA       Marguerite J. Joyner, CPA
Kenny L. Carter, CPA        Shirley S. Miller, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Summerset Housing Limited, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Summerset Housing, Limited, L.P. (a limited partnership), Federal ID No.:
58-1982979, as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Summerset Housing Limited, L.P. as of December 31, 1995, were audited by other auditors whose report dated February 1, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summerset Housing Limited, L.P. as of December 31, 1996, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Summerset Housing Limited, L.P. s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.

Henderson, Godbee & Nichols, P.C.
Certified Public Accountants

January 24, 1997


3488 North Valdosta Road / P. 0. Box 2241 / Valdosta, Georgia
31604-2241 / Phone: (912) 245-6040 / FAX: (912) 245-1669
Ruljancich, Blume, Loveridge & CO., PLLC
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Wedgewood Lane Associates, a Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Wedgewood Lane Associates, a Washington Limited Partnership, as of December 31, 1996, and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wedgewood Lane Associates, a Washington Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Standards, we have also issued a report, dated January 29, 1997, on our consideration of the Partnership's internal control structure and a report, dated January 29, 1997, on its compliance with laws and regulations.




January 29, 1997



11100 NE 8th Street, Suite 410          Bellevue, Washington
98004-4441
(206) 453-2088     Fax (206) 646-3368
ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
     Jefferson Square, Ltd.:

We have audited the accompanying balance sheets of JEFFERSON SQUARE, LTD. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital accounts and cash flows for the period from inception (December 1993) to December 31, 1994 and for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the period from inception to December 31, 1994 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.





Denver, Colorado
   June 20, 1996
GRAHAM, CARTER & JENNINGS, PLC
CERTIFIED PUBLIC ACCOUNTANTS
Harold D. Carter (1931-1993)
Jack G. Jennings
Walter H. Graham
Michael J. Carter

Independent Auditor's Report

To the Partners
Madison Limited Partnership

We have audited the accompanying balance sheets of Madison Limited Partnership (a Virginia limited partnership), FMHA Project No.:
54-068-0541436875 as of December 31, 1995 and 1994, and the
related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Limited Partnership, FMHA Project No.: 54-068-0541436875 as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 26, 1996
601 Thimble Shoals Boulevard Suite 201  Newport News, Virginia
23606 (757) 873-0767 Fax (757) 873-6938

Scarbrough & Associates
Certified Public Accountants
For the financial solutions you need to succeed.

Michael Scarbrough CPA Over 17 years of experience.
Member: American Institute of CPAs, Missouri Society of CPAs;
Community Education: Financial Planning, Better Business Plans,
Taxation, Retirement Planning, Effective Audits, Low-Income
Housing Tax Credits; Community Volunteer; Eagle Scout

Experiencedservice for: Individuals, Business, Real estate developers, Retailers, Constructioncontractors and Medical professionals

Business expertise: Tax planning & preparation, Monthly financial statements, Audits, Advisory services, Valuations, Software consulting, Computerized bookkeeping, Payroll services,
Forecasting & budgeting, Loan packaging, Business entity selection, Commercial real estate expertise and Acquisition consulting

Individual services: Income tax planning & preparation, IRS representation, Money-saving tax advice, Financial guidance and Retirement and estate planning

Personal Attention: Accessible, Phone calls returned promptly, On-site meetings, Evening & weekend appointments, Walk-ins welcome, Guaranteed accuracy, Affordable fees

To the Partners
Northpointe, L.P.

We have audited the accompanying balance sheets of Northpointe L.P. as Of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

April 17, 1996

5500 North Oak, Suite 203
Kansas City, MO 64118

FAX:(816) 455-5100   (816) 452-4272
HOWE & ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

March 11, 1995

INDEPENDENT AUDITOR'S REPORT

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






Howe and Associates, PC
Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus

William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr., C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth, C.P.A.
Steven R.Bayer, C.P.A.          Gwendolyn H. Harju, C.P.A.
Timothy R. Durr, C.P.A.         Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.
John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

January 31, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Hebbronville Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheet of Hebbronville Apartments, Ltd. at December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects , the financial position of Hebbronville Apartments, Ltd. at December 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.
Cole, Evans & Peterson
HOWE & ASSOCIATES, PC
Certified Public Accountants
104 East Broadway
Columbia, MO 65203

March 12, 1995

INDEPENDENT AUDITOR'S REPORT

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






Howe and Associates, PC
Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367    Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus
William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr., C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth, C.P.A.
Steven R.Bayer, C.P.A.          Gwendolyn H. Harju, C.P.A.
Timothy R. Durr, C.P.A.         Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.
John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

February 1, 1995

INDEPENDENT AUDITORS' REPORT

To the Partners
Lone Star Seniors Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheet of Lone Star Seniors Apartments, Ltd. at December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Star Seniors Apartments, Ltd. at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Cole, Evans & Peterson
Cole, Evans & Peterson
Fifth Floor Travis Place
Post Office Drawer 1768
Shreveport, Louisiana 71166-1768
Telephone (318) 222-8367   Telecopier (318) 425-4101

M. Alton Evans, Jr, C.P.A.  Partner Emeritus

William Jefferson Cole, C.P.A.  A. William Peterson, C.P.A.
Carol T. Barnes, C.P.A.         C. William Gerardy, Jr., C.P.A.
Barry S. Shipp, C.P.A.          Steven W. Hedgepeth, C.P.A.
Steven R.Bayer, C.P.A.          Gwendolyn H. Harju, C.P.A.
Timothy R. Durr, C.P.A.         Bailey B. Baynham, C.P.A.
Robert A. Busby, C.P.A.

John A. Caskey,C.P.A.           Judy E. Moncrief, C.P.A.
Anne-Marie Cole Cain,C.P.A.     Timothy W. Borst, C.P.A.
Raynelle H. Thompson,C.P.A.     Brenda J. Bishop, C.P. A.
Mary Wells Carmody,C.P.A.       Eric D. Smith,C.P.A.
David W. Sullock,C.P.A.         Nina G. Glorioso,C.P.A.
J. Amy Hemmings,C.P.A.

INDEPENDENT AUDITORS' REPORT

To the Partners
Martindale Apartments, Ltd.
Mansfield, Louisiana

We have audited the accompanying balance sheet of Martindale Apartments, Ltd. at December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martindale Apartments, Ltd. at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Cole, Evans & Peterson
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
P.O. Box 775 - 516 Walnut Street
Gadsden, Alabama 35902
TELEPHONE (205) 543-3707  Fax(205) 543-9800
INDEPENDENT AUDITOR S REPORT
To the Partners
Munford Village, Ltd.
Munford, Alabama

I have audited the accompanying balance sheet of Munford Village, Ltd., a limited partnership, FmHA Project No.: 01-061-631011774 as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.
I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Munford Village, Ltd., FmHA Project No.: 0 1-061-631011774 as of
December 3 1, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1994, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
February 20, 1995
DONALD W. CAUSEY, CPA, P.C.
Certified Public Accountant
P.O. Box 775 - 516 Walnut Street
Gadsden, Alabama 35902
TELEPHONE (205) 543-3707  Fax(205) 543-9800
INDEPENDENT AUDITOR S REPORT
To the Partners
Sherwood Knoll, Limited Partnership
Rainsville, Alabama

I have audited the accompanying balance sheet of Sherwood Knoll, Limited Partnership, a limited partnership, FmHA Project No.: 01-025-631032411 as of December 31, 1994, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence support the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that the audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Knoll, Limited Partnership, FmHA Project No.: 01-025-
631032411 as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through HI for the year ended December 31, 1994, is presented for purposes of complying with the requirements of the Farmers Home Administration and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the, audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
February 24, 1995
Habif, Arogeti & Wynne, P.C.
Certified Public Accountant

INDEPENDENT AUDITOR S REPORT

To the Partners
Summerset Housing, Limited L.P.

We have audited the accompanying balance sheet of SUMMERSET
HOUSING, LIMITED L.P. (a development stage partnership] , as of December 31, 1994. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of SUMMERSET HOUSING, LIMITED L.P. as of December 31, 1994 in conformity with generally accepted accounting principles.



Atlanta, Georgia

January 26, 1995





Members: Georgia Society of Certified Public Accountants American
Institutes of Certified Public Accountants, AICPA Division for CPA Firms, Private Companies Practice Section SEC Practice Scetion

1073 West Peachtree Street, N.E. Atlanta, Georgia 30309-3837
(404)892-9651
Fax (404) 876-3913
Ruljancich Blume Loveridge & CO., PLLC
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Wedgewood Lane Associates, A Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Wedgewood Lane Associates, a Washington Limited Partnership, as of December 31, 1994, and the related statements of operations, changes in partners' equity and cash flows for the year then ended These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating' the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above resent fairly, in all material respects, the financial position of Wedgewood Lane Associates, a Washington Limited Partnership, as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 14 to 16 is presented for the purpose of complying with the requirements of the Farmers Home Administration and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form FmHA 1930-7) has been subjected to the auditing procedures applied in the audit of the financial statements and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audit of the financial statements and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.


February 3, 1995


11100 NE 8th Street, Suite 4l0        Bellevue, Washington 98004-
4441
(206)453-2088    Fax(206)646-3368
David G. Pelliccione, C.P.A., P. C.
Post Office Box 1
Savannah, Georgia 31402

Delivery Address
202 East Liberty Street
Savannah, Georgia 31401
Telephone (912) 234-1999 Fax (912) 234-0139
Member of American Institute of CPAs/ Georgia Society of CPAs

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






Savannah, Georgia
March 22, 1995

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                               BALANCE SHEETS

                           March 31, 1997 and 1996

                                                                  Total
                                                  -----------------------------------
                                                         1997               1996
                                                  ----------------    ---------------

                                        ASSETS
INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and D)                                $    134,386,913    $   147,259,013

OTHER ASSETS
   Cash and cash equivalents (notes A and I)             3,925,706          4,958,860
   Investments available for sale (notes A and B)        1,393,309          5,141,767
   Notes receivable (note E)                             2,081,333          4,962,160
   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)          1,757,808          2,144,343
   Organization costs, net of accumulated
       amortization (note A)                               220,083            399,040
   Other assets (note F)                                 2,080,483          2,420,327
                                                  ----------------    ---------------
                                                  $    145,845,635    $   167,285,510
                                                  ================    ===============

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable and accrued expenses          $          4,681    $        75,208
   Accounts payable - affiliates (note C)                6,579,726          4,454,405
   Capital contributions payable (note D)                3,765,854          9,539,884
                                                  ----------------    ---------------
                                                        10,350,261         14,069,497
                                                  ----------------    ---------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner
   Units of limited partnership interest
       consisting of  22,000,000 authorized
       beneficial assignee certificates (BACs),
       $10 stated value per BAC, 21,996,102
       issued and outstanding to the assignees
       at March 31, 1997 and 1996                                -                  -

   Assignees
     Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 21,996,102 issued and
       outstanding at March 31, 1997 and 1996          136,032,541        153,561,702
   General partner                                        (534,681)          (357,619)
   Unrealized gain (loss) on securities
       available for sale, net                              (2,486)            11,930
                                                  ----------------    ---------------
                                                       135,495,374        153,216,013
                                                  ----------------    ---------------
                                                  $    145,845,635    $   167,285,510
                                                  ================    ===============

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                         BALANCE SHEETS - CONTINUED

                           March 31, 1997 and 1996

                                                                Series 15
                                                  -----------------------------------
                                                         1997               1996
                                                  ----------------    ---------------

                                        ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and D)                                $     18,675,081    $    21,718,070

OTHER ASSETS
   Cash and cash equivalents (notes A and I)               246,845            163,428
   Investments available for sale (notes A and B)                -            151,943
   Notes receivable (note E)                               135,000            185,000
   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)            268,047            281,199
   Organization costs, net of accumulated
       amortization (note A)                                     -             26,232
   Other assets (note F)                                   475,563            292,164
                                                  ----------------    ---------------
                                                  $     19,800,536    $    22,818,036
                                                  ================    ===============

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable and accrued expenses          $          1,144    $        68,856
   Accounts payable - affiliates (note C)                1,812,693          1,264,641
   Capital contributions payable (note D)                  178,680            202,750
                                                  ----------------    ---------------
                                                         1,992,517          1,536,247
                                                  ----------------    ---------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner
   Units of limited partnership interest
       consisting of 22,000,000 authorized
       beneficial assignee certificates (BACs),
       $10 stated value per BAC, 3,870,500
       issued and outstanding to the assignees
       at March 31, 1997 and 1996                                -                  -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 3,870,500 issued and
       outstanding at March 31, 1997 and 1996           17,962,610         21,401,297
   General partner                                        (154,591)          (119,857)
   Unrealized gain (loss) on securities
       available for sale, net                                  -                349
                                                  ----------------    ---------------
                                                        17,808,019         21,281,789
                                                  ----------------    ---------------
                                                  $     19,800,536    $    22,818,036
                                                  ================    ===============

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                         BALANCE SHEETS - CONTINUED

                           March 31, 1997 and 1996

                                                                Series 16
                                                  -----------------------------------
                                                         1997               1996
                                                  ----------------    ---------------

                                        ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and D)                                $     33,987,844    $    37,074,575

OTHER ASSETS
   Cash and cash equivalents (notes A and I)             1,183,424          1,429,491
   Investments available for sale (notes A and B)          283,537            394,836
   Notes receivable (note E)                                     -            483,464
   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)            429,721            445,554
   Organization costs, net of accumulated
        amortization (note A)                               44,630             89,261
   Other assets (note F)                                     8,790             38,197
                                                  ----------------    ---------------
                                                  $     35,937,946    $    39,955,378
                                                  ================    ===============

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable and accrued expenses          $              -    $           100
   Accounts payable and accrued expenses                 1,743,106          1,251,118
   Capital contributions payable (note D)                  155,225            900,481
                                                  ----------------    ---------------
                                                         1,898,331          2,151,699
                                                  ----------------    ---------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of  22,000,000 authorized
       beneficial assignee certificates (BACs),
       $10 stated value per BAC, 5,429,402
       issued and outstanding to the assignees
       at March 31, 1997 and 1996                                -                  -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 5,429,402 issued and
       outstanding at March 31, 1997 and 1996           34,166,449         37,891,343
   General partner                                        (126,206)           (88,581)
   Unrealized gain (loss) on securities
        available for sale, net                               (628)               917
                                                  ----------------    ---------------
                                                        34,039,615         37,803,679
                                                  ----------------    ---------------
                                                  $     35,937,946    $    39,955,378
                                                  ================    ===============

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                         BALANCE SHEETS - CONTINUED

                           March 31, 1997 and 1996

                                                                Series 17
                                                  -----------------------------------
                                                         1997               1996
                                                  ----------------    ---------------

                                        ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and D)                                $     30,804,793    $    34,318,721

OTHER ASSETS
   Cash and cash equivalents (notes A and I)               539,185            285,417
   Investments available for sale (notes A and B)                -            629,950
   Notes receivable (note E)                             1,409,982          1,658,475
   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)            396,522            415,482
   Organization costs, net of accumulated
       amortization (note A)                                50,533             90,262
   Other assets (note F)                                 1,329,684          1,245,840
                                                  ----------------    ---------------
                                                  $     34,530,699    $    38,644,147
                                                  ================    ===============

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable and accrued expenses          $              -    $             -
   Accounts payable - affiliates (note C)                1,593,932          1,021,686
   Capital contributions payable (note D)                1,844,259          2,312,721
                                                  ----------------    ---------------
                                                         3,438,191          3,334,407
                                                  ----------------    ---------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner
   Units of limited partnership interest
       consisting of 22,000,000 authorized
       beneficial assignee certificates (BACs),
       $10 stated value per BAC, 5,000,000
       issued and outstanding to the assignees
       at March 31, 1997 and 1996                                -                  -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 5,000,000 issued and
       outstanding at March 31, 1997 and 1996           31,211,262         35,384,872
   General partner                                        (118,754)           (76,596)
   Unrealized gain (loss) on securities
       available for sale, net                                   -              1,464
                                                  ----------------    ---------------
                                                        31,092,508         35,309,740
                                                  ----------------    ---------------
                                                  $     34,530,699    $    38,644,147
                                                  ================    ===============

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                         BALANCE SHEETS - CONTINUED

                           March 31, 1997 and 1996

                                                                Series 18
                                                  -----------------------------------
                                                         1997               1996
                                                  ----------------    ---------------

                                        ASSETS


INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and D)                                $     23,513,680    $    26,102,954

OTHER ASSETS
   Cash and cash equivalents (notes A and I)               766,409            529,400
   Investments available for sale (notes A and B)          173,619            647,930
   Notes receivable (note E)                               536,351            536,351
   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)            291,983            305,861
   Organization costs, net of accumulated
   amortization (note A)                                    49,526             80,280
   Other assets (note F)                                    41,564              8,052
                                                  ----------------    ---------------
                                                  $     25,373,132    $    28,210,828
                                                  ================    ===============

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable and accrued expenses          $            129    $         1,751
   Accounts payable - affiliates (note C)                  741,114            434,163
   Capital contributions payable (note D)                  755,887            861,315
                                                  ----------------    ---------------
                                                         1,497,130          1,297,229
                                                  ----------------    ---------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of 22,000,000 authorized
       beneficial assignee certificates (BACs),
       $10 stated value per BAC, 3,616,200
       issued and outstanding to the assignees
       at March 31, 1997 and 1996                                -                  -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 3,616,200 issued and
       outstanding at March 31, 1997 and 1996           23,947,845         26,953,204
   General partner                                         (71,463)           (41,106)
   Unrealized gain (loss) on securities
       available for sale, net                                (380)             1,501
                                                  ----------------    ---------------
                                                        23,876,002         26,913,599
                                                  ----------------    ---------------
                                                  $     25,373,132    $    28,210,828
                                                  ================    ===============

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                         BALANCE SHEETS - CONTINUED

                           March 31, 1997 and 1996

                                                                Series 19
                                                  -----------------------------------
                                                         1997               1996
                                                  ----------------    ---------------

                                        ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
   (notes A and D)                                $     27,405,515    $    28,044,693

OTHER ASSETS
   Cash and cash equivalents (notes A and I)             1,189,843          2,551,124
   Investments available for sale (notes A and B)          936,153          3,317,108
   Notes receivable (note E)                                     -          2,098,870
   Deferred acquisition costs, net of
       accumulated amortization (notes A and C)            371,535            696,247
   Organization costs, net of accumulated
       amortization (note A)                                75,394            113,005
   Other assets (note F)                                   224,882            836,074
                                                  ----------------    ---------------
                                                  $     30,203,322    $    37,657,121
                                                  ================    ===============

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable and accrued expenses          $          3,408    $         4,501
   Accounts payable - affiliates (note C)                  688,881            482,797
   Capital contributions payable (note D)                  831,803          5,262,617
                                                  ----------------    ---------------
                                                         1,524,092          5,749,915
                                                  ----------------    ---------------
PARTNERS' CAPITAL (note A)
   Assignor limited partner

   Units of limited partnership interest
       consisting of 22,000,000 authorized
       beneficial assignee certificates (BACs),
       $10 stated value per BAC, 4,080,000
       issued and outstanding to the assignees
       at March 31, 1997 and 1996                                -                  -
   Assignees

   Units of beneficial interest of the limited
       partnership interest of the assignor
       limited partner, 4,080,000 issued and
       outstanding at March 31, 1997 and 1996           28,744,375         31,930,986
   General partner                                         (63,667)           (31,479)
   Unrealized gain (loss) on securities
       available for sale, net                              (1,478)             7,699
                                                  ----------------    ---------------
                                                        28,679,230         31,907,206
                                                  ----------------    ---------------
                                                  $     30,203,322    $    37,657,121
                                                  ================    ===============

                      See notes to financial statements

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                          STATEMENTS OF OPERATIONS

                  Years ended March 31, 1997, 1996 and 1995

                                                                Total
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Income
   Interest income                    $        555,991   $      1,034,800   $      2,192,832
   Miscellaneous income                              -                  -              7,600
                                      ----------------   ----------------   ----------------
                                               555,991          1,034,800          2,200,432
                                      ----------------   ----------------   ----------------
Share of losses from operating
   limited partnerships (note A)           (15,051,842)*      (14,435,496)*      (10,794,203)
                                      ----------------   ----------------   ----------------
Expenses
   Professional fees                           290,823            277,646            279,121
   Partnership management fee (note C)       2,253,062          2,399,311          2,413,494
   Amortization (note A)                       246,638            246,807            168,554
   General and administrative
       expenses (note C)                       419,849            389,851            878,291
                                      ----------------   ----------------   ----------------
                                             3,210,372          3,313,615          3,739,460
                                      ----------------   ----------------   ----------------

       NET INCOME (LOSS) (note A)     $    (17,706,223)  $    (16,714,311)  $    (12,333,231)
                                      ================   ================   ================
Net income (loss) allocated to
  general partner                     $       (177,062)  $       (167,142)  $       (123,333)
                                      ================   ================   ================
Net income (loss) allocated to
  assignees                           $    (17,529,161)  $    (16,547,169)  $    (12,209,898)
                                      ================   ================   ================
Net income (loss) per BAC             $          (0.80)  $          (0.75)  $          (0.56)
                                      ================   ================   ================

* Net of gain on disposal of operating limited partnership (Series 16) of $761 during 1997 and (Series 19) of $888,473 during 1996, respectively.

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF OPERATIONS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 15
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Income
   Interest income                    $        173,892   $        192,705   $         74,485
   Miscellaneous income                              -                  -              1,600
                                      ----------------   ----------------   ----------------
                                               173,892            192,705             76,085
                                      ----------------   ----------------   ----------------

Share of losses from operating
   limited partnerships (note A)            (3,039,112)        (3,201,668)        (2,948,034)
                                      ----------------   ----------------   ----------------
Expenses
   Professional fees                            60,084             50,472             49,598
   Partnership management fee (note C)         473,378            499,184            470,726
   Amortization (note A)                        36,743             36,843             26,231
   General and administrative
       expenses (note C)                        37,996             43,328             93,910
                                      ----------------   ----------------   ----------------
                                               608,201            629,827            640,465
                                      ----------------   ----------------   ----------------

       NET INCOME (LOSS) (note A)     $     (3,473,421)  $     (3,638,790)  $     (3,512,414)
                                      ================   ================   ================
Net income (loss) allocated to
  general partner                     $        (34,734)  $        (36,388)  $        (35,124)
                                      ================   ================   ================
Net income (loss) allocated to
  assignees                           $     (3,438,687)  $     (3,602,402)  $     (3,477,290)
                                      ================   ================   ================
Net income (loss) per BAC             $          (0.89)  $          (0.93)  $          (0.90)
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF OPERATIONS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 16
                                      ------------------------------------- ----------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Income
   Interest income                    $         71,599   $        127,067   $        437,207
   Miscellaneous income                              -                  -              2,175
                                      ----------------   ----------------   ----------------
                                                71,599            127,067            439,382
                                      ----------------   ----------------   ----------------

Share of losses from operating
   limited partnerships (note A)            (3,052,073)*       (3,778,516)        (2,784,673)
                                      ----------------   ----------------   ----------------
Expenses
   Professional fees                            53,174             66,842             53,992
   Partnership management fee (note C)         572,972            646,906            658,346
   Amortization (note A)                        61,438             61,532             44,630
   General and administrative
       expenses (note C)                        94,461             82,878            204,503
                                      ----------------   ----------------   ----------------
                                               782,045            858,158            961,471
                                      ----------------   ----------------   ----------------

       NET INCOME (LOSS) (note A)     $     (3,762,519)  $     (4,509,607)  $     (3,306,762)
                                      ================   ================   ================
Net income (loss) allocated to
  general partner                     $        (37,625)  $        (45,096)  $        (33,068)
                                      ================   ================   ================
Net income (loss) allocated to
  assignees                           $     (3,724,894)  $     (4,464,511)  $     (3,273,694)
                                      ================   ================   ================
Net income (loss) per BAC             $          (0.69)  $          (0.82)  $          (0.60)
                                      ================   ================   ================

*  Net of gain on disposal of operating limited partnership
   (Series 16) of $761.

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF OPERATIONS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 17
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Income
   Interest income                    $         43,090   $         85,172   $        510,270
   Miscellaneous income                              -                  -              1,475
                                      ----------------   ----------------   ----------------
                                                43,090             85,172            511,745
                                      ----------------   ----------------   ----------------

Share of losses from operating
   limited partnerships (note A)            (3,504,918)        (3,144,888)        (2,744,283)
                                      ----------------   ----------------   ----------------
Expenses
   Professional fees                            78,784             71,386             72,281
   Partnership management fee (note C)         512,189            506,412            509,015
   Amortization (note A)                        55,279             55,408             39,729
   General and administrative
       expenses (note C)                       107,688             78,508            188,012
                                      ----------------   ----------------   ----------------
                                               753,940            711,714            809,037
                                      ----------------   ----------------   ----------------

       NET INCOME (LOSS) (note A)     $     (4,215,768)  $     (3,771,430)  $     (3,041,575)
                                      ================   ================   ================
Net income (loss) allocated to
  general partner                     $        (42,158)  $        (37,714)  $        (30,416)
                                      ================   ================   ================
Net income (loss) allocated to
  assignees                           $     (4,173,610)  $     (3,733,716)  $     (3,011,159)
                                      ================   ================   ================
Net income (loss) per BAC             $          (0.83)  $          (0.75)  $          (0.60)
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF OPERATIONS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 18
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Income
   Interest income                    $         46,186   $        139,504   $        508,695
   Miscellaneous income                              -                  -              1,250
                                      ----------------   ----------------   ----------------
                                                46,186            139,504            509,945
                                      ----------------   ----------------   ----------------

Share of losses from operating
   limited partnerships (note A)            (2,594,599)        (2,451,672)        (1,201,623)
                                      ----------------   ----------------   ----------------
Expenses
   Professional fees                            35,490             40,385             42,982
   Partnership management fee (note C)         326,168            363,632            371,536
   Amortization (note A)                        42,167             42,298             30,673
   General and administrative
       expenses (note C)                        83,478             66,451            127,358
                                      ----------------   ----------------   ----------------
                                               487,303            512,766            572,549
                                      ----------------   ----------------   ----------------

       NET INCOME (LOSS) (note A)     $     (3,035,716)  $     (2,824,934)  $     (1,264,227)
                                      ================   ================   ================
Net income (loss) allocated to
  general partner                     $        (30,357)  $        (28,249)  $        (12,642)
                                      ================   ================   ================
Net income (loss) allocated to
  assignees                           $     (3,005,359)  $     (2,796,685)  $     (1,251,585)
                                      ================   ================   ================
Net income (loss) per BAC             $          (0.83)  $          (0.77)  $          (0.35)
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF OPERATIONS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 19
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Income
   Interest income                    $        221,224   $        490,352   $        662,175
   Miscellaneous income                              -                  -              1,100
                                      ----------------   ----------------   ----------------
                                               221,224            490,352            663,275
                                      ----------------   ----------------   ----------------

Share of losses from operating
   limited partnerships (note A)*           (2,861,140)        (1,858,752)*       (1,115,590)
                                      ----------------   ----------------   ----------------
Expenses
   Professional fees                            63,291             48,561             60,268
   Partnership management fee (note C)         368,355            383,177            403,871
   Amortization (note A)                        51,011             50,726             27,291
   General and administrative
       expenses (note C)                        96,226            118,686            264,508
                                      ----------------   ----------------   ----------------
                                               578,883            601,150            755,938
                                      ----------------   ----------------   ----------------

       NET INCOME (LOSS) (note A)     $     (3,218,799)  $     (1,969,550)  $     (1,208,253)
                                      ================   ================   ================
Net income (loss) allocated to
general partner                       $        (32,188)  $        (19,695)  $        (12,083)
                                      ================   ================   ================
Net income (loss) allocated to
assignees                             $     (3,186,611)  $     (1,949,855)  $     (1,196,170)
                                      ================   ================   ================
Net income (loss) per BAC             $          (0.78)  $          (0.48)  $          (0.29)
                                      ================   ================   ================

* Net of gain on disposal of operating limited partnership (Series 19) of $888,473.
                      See notes to financial statements

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                  Years ended March 31, 1997, 1996 and 1995

                                                                   Unrealized gain
                                                                      (loss) in
                                                                      securities
                                                                     available for
      Total                      Assignees       General partner       sale, net            Total
-------------------------     ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
  March 31, 1994               $   182,394,778   $        (67,144)  $              -   $    182,327,634

Selling commissions and
   registration costs                  (76,009)                 -                  -            (76,009)

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -           (102,691)          (102,691)

Net loss                           (12,209,898)          (123,333)                 -        (12,333,231)
                              ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31, 1995                  170,108,871           (190,477)          (102,691)       169,815,703

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -            114,621            114,621

Net loss                           (16,547,169)          (167,142)                 -        (16,714,311)
                              ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31, 1996                  153,561,702           (357,619)            11,930        153,216,013

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -            (14,416)           (14,416)

Net loss                           (17,529,161)          (177,062)                 -        (17,706,223)
                              ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31, 1997             $    136,032,541   $       (534,681)  $         (2,486)  $    135,495,374
                              ================   ================   ================   ================


                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                                   Unrealized gain
                                                                      (loss) in
                                                                       securities
                                                                     available for
    Series 15                    Assignees       General partner       sale, net            Total
-------------------------     ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31, 1994              $    28,481,945   $        (48,345)  $              -   $     28,433,600

Selling commissions and
   registration costs                     (956)                 -                  -               (956)

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -                187                187

Net loss                            (3,477,290)           (35,124)                 -         (3,512,414)
                              ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1995                   25,003,699            (83,469)               187         24,920,417

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -                162                162

Net loss                            (3,602,402)           (36,388)                 -         (3,638,790)
                              ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1996                   21,401,297           (119,857)               349         21,281,789

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -               (349)              (349)

Net loss                            (3,438,687)           (34,734)                 -         (3,473,421)
                              ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1997             $     17,962,610   $       (154,591)  $              -   $     17,808,019
                              ================   ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                                    Unrealized gain
                                                                       (loss) in
                                                                       securities
                                                                      available for
       Series 16                  Assignees       General partner       sale, net            Total
---------------------------   ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31,  1994            $     45,635,255   $        (10,417)  $              -   $     45,624,838

Selling commissions and
   registration costs                   (5,707)                 -                  -             (5,707)

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -            (67,388)           (67,388)

Net loss                            (3,273,694)           (33,068)                 -         (3,306,762)
                              ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1995                  42,355,854            (43,485)           (67,388)        42,244,981

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -             68,305             68,305

Net loss                            (4,464,511)           (45,096)                 -         (4,509,607)
                              ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1996                  37,891,343            (88,581)               917         37,803,679

Net change in unrealized
   gain (loss) on securities
   available for sale                        -                  -             (1,545)            (1,545)

Net loss                            (3,724,894)           (37,625)                 -         (3,762,519)
                              ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1997             $    34,166,449    $       (126,206)  $          (628)   $    34,039,615
                              ================   ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                                    Unrealized gain
                                                                       (loss) in
                                                                       securities
                                                                      available for
       Series 17                  Assignees       General partner       sale, net            Total
---------------------------   ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31, 1994            $     42,133,641   $         (8,466)  $              -   $     42,125,175

Selling commissions and
   registration costs                  (3,894)                 -                  -             (3,894)

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -                 24                 24

Net loss                           (3,011,159)           (30,416)                 -         (3,041,575)
                             ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1995                  39,118,588            (38,882)                24         39,079,730

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -              1,440              1,440

Net loss                           (3,733,716)           (37,714)                 -         (3,771,430)
                             ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
    March 31, 1996                 35,384,872            (76,596)             1,464         35,309,740

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -             (1,464)            (1,464)

Net loss                           (4,173,610)           (42,158)                 -         (4,215,768)
                             ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1997            $     31,211,262   $       (118,754)  $              -   $     31,092,508
                             ================   ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                                    Unrealized gain
                                                                       (loss) in
                                                                       securities
                                                                      available for
       Series 18                  Assignees       General partner       sale, net            Total
---------------------------   ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31, 1994            $     31,058,125   $           (215)  $              -   $     31,057,910

Selling commissions and
   registration costs                 (56,651)                 -                  -            (56,651)

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -             (3,420)            (3,420)

Net loss                           (1,251,585)           (12,642)                 -         (1,264,227)
                             ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31, 1995                  29,749,889            (12,857)            (3,420)        29,733,612

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -              4,921              4,921

Net loss                           (2,796,685)           (28,249)                 -         (2,824,934)
                             ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1996                  26,953,204            (41,106)             1,501         26,913,599

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -             (1,881)            (1,881)

Net loss                           (3,005,359)           (30,357)                 -         (3,035,716)
                             ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1997            $     23,947,845   $        (71,463)  $           (380)  $     23,876,002
                             ================   ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                                    Unrealized gain
                                                                       (loss) in
                                                                       securities
                                                                      available for
       Series 19                  Assignees       General partner       sale, net            Total
---------------------------   ----------------   ----------------   ----------------   ----------------
Partners' capital (deficit),
   March 31, 1994            $     35,085,812   $            299   $              -   $     35,086,111

Selling commissions and
   registration costs                  (8,801)                 -                  -             (8,801)

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -            (32,094)           (32,094)

Net loss                           (1,196,170)           (12,083)                 -         (1,208,253)
                             ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1995                  33,880,841            (11,784)           (32,094)        33,836,963

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -             39,793             39,793

Net loss                           (1,949,855)           (19,695)                 -         (1,969,550)
                             ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1996                  31,930,986            (31,479)             7,699         31,907,206

Net change in unrealized
   gain (loss) on securities
   available for sale                       -                  -             (9,177)            (9,177)

Net loss                           (3,186,611)           (32,188)                 -         (3,218,799)
                             ----------------   ----------------   ----------------   ----------------

Partners' capital (deficit),
   March 31, 1997            $     28,744,375   $        (63,667)  $         (1,478)  $     28,679,230
                             ================   ================   ================   ================

                      See notes to financial statements

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                          STATEMENTS OF CASH FLOWS

                  Years ended March 31, 1997, 1996 and 1995

                                                                Total
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Cash flows from operating activities
   Net income (loss)                  $    (17,706,223)  $    (16,714,311)  $    (12,333,231)
   Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in)
       operating activities
   Share of losses from operating
       limited partnerships                 15,051,842         14,435,496         10,794,203
   Distributions received from
       operating limited
       partnerships                             18,811             18,412              2,663
   Amortization                                246,638            246,807            168,554
   Organization costs                                -                  -            (19,729)
   Changes in assets and liabilities
   Other assets                                (93,710)          (125,159)          (536,095)
   Accounts payable and accrued
       expenses                                (70,527)            70,442           (100,576)
   Accounts payable - affiliates             2,125,321          2,191,716          1,937,641
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       operating activities                   (427,848)           123,403            (86,570)
                                      ----------------   ----------------   ----------------
Cash flows from investing activities
   Acquisition costs
       (paid)/reimbursed (for)/from
       operating limited
       partnerships                             15,000           (182,571)        (1,405,772)
   Capital contributions paid to
       operating limited
       partnerships                         (4,280,314)       (17,638,595)       (43,529,250)
   Deposits for purchases of
       operating limited
       partnerships                                  -                  -            949,420
   (Advances)/repayments (to)/from
       operating limited
       partnerships                            (74,034)         2,945,152           (576,034)
   Purchase of investments (net of
       proceeds from sale of
       investments)                          3,734,042          9,530,375         35,069,451
                                      ----------------   ----------------   ----------------
   Net cash used in investing
       activities                             (605,306)        (5,345,639)        (9,492,185)
                                      ----------------   ----------------   ----------------
Cash flows from financing activities
   Selling commissions and
   registration costs paid                           -                  -            (19,377)
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       financing activities                          -                  -            (19,377)
                                      ----------------   ----------------   ----------------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                 (1,033,154)        (5,222,236)        (9,598,132)

Cash and cash equivalents,
   beginning                                 4,958,860         10,181,096         19,779,228
                                      ----------------   ----------------   ----------------
Cash and cash equivalents, end        $      3,925,706   $      4,958,860   $     10,181,096
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                                Total
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Supplemental schedule of noncash
   investing and financing
   activities

   The partnership has increased
       its investments in operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnerships                   $      2,504,963   $      1,426,703   $      1,234,289
                                      ================   ================   ================
   The partnership has adjusted its
       investment and  decreased its
       capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits not
       generated                      $        287,710   $        381,901   $         41,637
                                      ================   ================   ================
   The partnership has recorded
       capital contributions
       (syndication proceeds) being
       held and subsequently
       released by the escrow agent   $              -   $      2,274,224   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investment in operating
       limited partnerships for
       syndication costs from
       operating limited
       partnerships                   $              -   $              -   $         56,651
                                      ================   ================   ================
   The partnership has adjusted its
       investment in and increased
       its capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits generated   $         13,283   $        117,717   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investments in  operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnership disposed of
       during the year                $         32,504   $      2,424,400   $              -
                                      ================   ================   ================
   The partnership has applied
       notes receivable and advances
       against installments of
       capital contributions          $      3,691,747   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       its deferred acquisition costs
       for operating limited
       partnership disposed of
       during year                    $          4,675   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       (decreased) its investments
       available for sale for
       unrealized gains(losses)       $        (14,416)  $        114,621   $       (102,691)
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 15
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Cash flows from operating activities
   Net income (loss)                  $     (3,473,421)  $     (3,638,790)  $     (3,512,414)
   Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in)
       operating activities
   Share of losses from operating
       limited partnerships                  3,039,112          3,201,668          2,948,034
   Distributions received from
       operating limited
       partnerships                              1,408              6,337                  9
   Amortization                                 36,743             36,843             26,231
   Organization costs                                -                  -             (4,604)
   Changes in assets and
       liabilities
   Other assets                               (183,399)              (711)          (297,230)
   Accounts payable and accrued
       expenses                                (67,712)            67,501            (95,125)
   Accounts payable - affiliates               548,052            488,042            530,584
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       operating activities                    (99,217)           160,890           (404,515)
                                      ----------------   ----------------   ----------------
Cash flows from investing activities
   Acquisition costs
       (paid)/reimbursed (for)/from
       operating limited
       partnerships                              2,640                  -            (96,521)
   Capital contributions paid to
       operating limited
       partnerships                            (21,600)        (1,269,931)        (2,008,610)
   Deposits for purchases of
       operating limited
       partnerships                                  -                  -                  -
   (Advances)/repayments (to)/from
       operating limited
       partnerships                             50,000            262,350            295,510
   Purchase of investments (net of
       proceeds from sale of
       investments)                            151,594             33,243          1,338,195
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       investing activities                    182,634           (974,338)          (471,426)
                                      ----------------   ----------------   ----------------
Cash flows from financing activities
   Selling commissions and
       registration costs paid                       -                  -               (956)
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       financing activities                          -                  -               (956)
                                      ----------------   ----------------   ----------------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                     83,417           (813,448)          (876,897)

Cash and cash equivalents,
   beginning                                   163,428            976,876          1,853,773
                                      ----------------   ----------------   ----------------
Cash and cash equivalents, end        $        246,845   $        163,428   $        976,876
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 15
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Supplemental schedule of noncash
   investing and financing
   activities

   The partnership has increased
       its investments in operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnerships                   $              -   $              -   $      1,234,289
                                      ================   ================   ================
   The partnership has adjusted its
       investment and  decreased its
       capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits not
       generated                      $          2,469   $         11,832   $         41,637
                                      ================   ================   ================
   The partnership has recorded
       capital contributions
       (syndication proceeds) being
       held and subsequently
       released by the escrow agent   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investment in operating
       limited partnerships for
       syndication costs from
       operating limited
       partnerships                   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has adjusted its
       investment in and increased
       its capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits generated   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investments in  operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnership disposed of
       during the year                $              -   $              -   $              -
                                      ================   ================   ================<
   The partnership has applied
       notes receivable and advances
       against installments of
       capital contributions          $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       its deferred  acquisition
       costs for operating
       partnerships disposed of
       during year                    $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       (decreased) its investments
       available for sale for
       unrealized gains (losses)      $           (349)  $            162   $            187
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 16
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Cash flows from operating
activities
   Net income (loss)                  $     (3,762,519)  $     (4,509,607)  $     (3,306,762)
   Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in)
       operating activities
   Share of losses from operating
       limited partnerships                  3,052,073          3,778,516          2,784,673
   Distributions received from
       operating limited
       partnerships                              2,675              7,361              1,046
   Amortization                                 61,438             61,532             44,630
   Organization costs                                -                  -                  -
   Changes in assets and
       liabilities
   Other assets                                 24,312             18,315             60,304
   Accounts payable and accrued
      expenses                                    (100)            (1,043)                43
   Accounts payable - affiliates               491,988            571,980            600,730
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       operating activities                   (130,133)           (72,946)           184,664
                                      ----------------   ----------------   ----------------
Cash flows from investing activities
   Acquisition costs
       (paid)/reimbursed (for)/from
       operating limited
       partnerships                              3,700                  -           (369,682)
   Capital contributions paid to
       operating limited
       partnerships                           (292,588)        (2,444,175)        (8,563,244)
   Deposits for purchases of
       operating limited
       partnerships                                  -                  -            949,420
   (Advances)/repayments (to)/from
       operating limited
       partnerships                             63,200            222,000            409,014
   Purchase of investments (net of
       proceeds from sale of
       investments)                            109,754            967,118          6,242,389
                                      ----------------   ----------------   ----------------
   Net cash used in investing
       activities                             (115,934)        (1,255,057)        (1,332,103)
                                      ----------------   ----------------   ----------------
Cash flows from financing activities
   Selling commissions and
       registration costs paid                       -                  -             (5,707)
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       financing activities                          -                  -             (5,707)
                                      ----------------   ----------------   ----------------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                   (246,067)        (1,328,003)        (1,153,146)

Cash and cash equivalents,
   beginning                                 1,429,491          2,757,494          3,910,640
                                      ----------------   ----------------   ----------------
Cash and cash equivalents, end        $      1,183,424   $      1,429,491   $      2,757,494
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 16
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Supplemental schedule of noncash
   investing and financing
   activities

   The partnership has increased
       its investments in operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnerships                   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has adjusted its
       investment and  decreased its
       capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits not
       generated                      $              -   $         40,727   $              -
                                      ================   ================   ================
   The partnership has recorded
       capital contributions
       (syndication proceeds) being
       held and subsequently
       released by the escrow agent   $              -   $         86,655   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investment in operating
       limited partnerships for
       syndication costs from
       operating limited
       partnerships                   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has adjusted its
       investment in and increased
       its capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits generated   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investments in  operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnership disposed of
       during the year                $         32,504   $              -   $              -
                                      ================   ================   ================
   The partnership has applied
       notes receivable and advances
       against installments of
       capital contributions          $        420,164   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       its deferred acquisition
       costs for operating limited
       partnership disposed of
       during year                    $          4,675   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       (decreased) its investments
       available for sale for
       unrealized gains (losses)      $         (1,545)  $         68,305   $        (67,388)
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 17
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Cash flows from operating activities
   Net income (loss)                  $     (4,215,768)  $     (3,771,430)  $     (3,041,575)
   Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in)
       operating activities
   Share of losses from operating
       limited partnerships                  3,504,918          3,144,888          2,744,283
   Distributions received from
       operating limited
       partnerships                              3,381              2,436              1,428
   Amortization                                 55,279             55,408             39,729
   Organization costs                                -                  -               (872)
   Changes in assets and liabilities
   Other assets                                 44,746             47,464            (54,968)
   Accounts payable and accrued
      expenses                                       -               (417)               (83)
   Accounts payable - affiliates               572,246            606,821            414,240
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       operating activities                    (35,198)            85,170            102,182
                                      ----------------   ----------------   ----------------
Cash flows from investing activities
   Acquisition costs
       (paid)/reimbursed (for)/from
       operating limited
       partnerships                              3,410           (182,571)          (282,180)
   Capital contributions paid to
       operating limited
       partnerships                           (155,696)        (3,724,505)       (10,171,778)
   Deposits for purchases of
       operating limited
       partnerships                                  -                  -                  -
   (Advances)/repayments (to)/from
       operating limited
       partnerships                           (187,234)           577,530         (1,133,153)
   Purchase of investments (net of
       proceeds from sale of
       investments)                            628,486          1,838,871         10,845,389
                                      ----------------   ----------------   ----------------
   Net cash used in investing
       activities                              288,966         (1,490,675)          (741,722)
                                      ----------------   ----------------   ----------------
Cash flows from financing activities
   Selling commissions and
       registration costs paid                       -                  -             (3,894)
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       financing activities                          -                  -             (3,894)
                                      ----------------   ----------------   ----------------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                    253,768         (1,405,505)          (643,434)
                                      ----------------   ----------------   ----------------
Cash and cash equivalents,
   beginning                                  285,417          1,690,922          2,334,356
                                      ----------------   ----------------   ----------------
Cash and cash equivalents, end        $        539,185   $        285,417   $      1,690,922
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 17
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Supplemental schedule of noncash
   investing and financing
   activities

   The partnership has increased
       its investments in operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnerships                   $              -   $      1,338,057   $              -
                                      ================   ================   ================
   The partnership has adjusted its
       investment and  decreased its
       capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits not
       generated                      $          5,629   $              -   $              -
                                      ================   ================   ================
   The partnership has recorded
       capital contributions
       (syndication proceeds) being
       held and subsequently
       released by the escrow agent   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investment in operating
       limited partnerships for
       syndication costs from
       operating limited
       partnerships                   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has adjusted its
       investment in and increased
       its capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits generated   $              -   $        117,717   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investments in  operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnership disposed of
       during the year                $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has applied
       notes receivable and advances
       against installments of
       capital contributions          $        307,137   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       its deferred acquisition
       costs for operating limited
       partnership disposed of
       during year                    $          4,675   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       (decreased) its investments
       available for sale for
       unrealized gains (losses)      $         (1,464)  $          1,440   $             24
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 18
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Cash flows from operating activities
   Net income (loss)                  $     (3,035,716)  $     (2,824,934)  $     (1,264,227)
   Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in)
       operating activities
   Share of losses from operating
       limited partnerships                  2,594,599          2,451,672          1,201,623
   Distributions received from
       operating limited
       partnerships                              7,958              2,278                180
   Amortization                                 42,167             42,298             30,673
   Organization costs                                -                  -             (1,462)
   Changes in assets and liabilities
   Other assets                                (33,512)              (148)           391,635
   Accounts payable and accrued
      expenses                                  (1,622)              (100)            (2,474)
   Accounts payable - affiliates               306,951            241,696            192,467
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       operating activities                   (119,175)           (87,238)           548,415
                                      ----------------   ----------------   ----------------
Cash flows from investing activities
   Acquisition costs
       (paid)/reimbursed (for)/from
       operating limited
       partnerships                              2,465                  -           (312,377)
   Capital contributions paid to
       operating limited
       partnerships                           (118,711)        (5,518,309)       (13,335,939)
   Deposits                                          -                  -                  -
   (Advances)/repayments (to)/from
       operating limited
       partnerships                                  -            707,822            733,925
   Purchase of investments (net of
       proceeds from sale of
       investments)                            472,430          3,613,472          9,572,849
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       investing activities                    356,184         (1,197,015)        (3,341,542)
                                      ----------------   ----------------   ----------------
Cash flows from financing activities
   Selling commissions and
       registration costs paid                       -                  -                (19)
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       financing activities                          -                  -                (19)
                                      ----------------   ----------------   ----------------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                    237,009         (1,284,253)        (2,793,146)

Cash and cash equivalents,
   beginning                                   529,400          1,813,653          4,606,799
                                      ----------------   ----------------   ----------------
Cash and cash equivalents, end        $        766,409   $        529,400   $      1,813,653
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 18
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Supplemental schedule of noncash
   investing and financing activities

   The partnership has increased
       its investments in operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnerships                   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has adjusted its
       investment and  decreased its
       capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits not
       generated                      $              -   $          6,349   $              -
                                      ================   ================   ================
   The partnership has recorded
       capital contributions
       (syndication proceeds) being
       held and subsequently
       released by the escrow agent   $              -   $      1,067,200   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investment in operating
       limited partnerships for
       syndication costs from
       operating limited
       partnerships                   $              -   $              -   $         56,651
                                      ================   ================   ================
   The partnership has adjusted its
       investment in and increased
       its capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits generated   $         13,283   $              -   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investments in  operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnership disposed of
       during the year                $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has applied
       notes receivable and advances
       against installments of
       capital contributions          $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       its deferred acquisition
       costs for operating limited
       partnership disposed of
       during year                    $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       (decreased) its investments
       available for sale for
       unrealized gains (losses)      $         (1,881)  $          4,921   $         (3,420)
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                              Series 19
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Cash flows from operating activities
   Net income (loss)                  $     (3,218,799)  $     (1,969,550)  $     (1,208,253)
   Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in)
       operating activities
   Share of losses from operating
       limited partnerships                  2,861,140          1,858,752          1,115,590
   Distributions received from
       operating limited
       partnerships                              3,389                  -                  -
   Amortization                                 51,011             50,726             27,291
   Organization costs                                -                  -            (12,791)
   Changes in assets and liabilities
   Other assets                                 54,143           (190,079)          (635,836)
   Accounts payable and accrued
      expenses                                  (1,093)             4,501             (2,937)
   Accounts payable - affiliates               206,084            283,177            199,620
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       operating activities                    (44,125)            37,527           (517,316)
                                      ----------------   ----------------   ----------------
Cash flows from investing activities
   Acquisition costs
       (paid)/reimbursed (for)/from
       operating limited
       partnerships                              2,785                  -           (345,012)
   Capital contributions paid to
       operating limited
       partnerships                         (3,691,719)        (4,681,675)        (9,449,679)
   Deposits                                          -                  -                  -
   (Advances)/repayments (to)/from
       operating limited
       partnerships                                  -          1,175,450           (881,330)
   Purchase of investments (net of
       proceeds from sale of
       investments)                          2,371,778          3,077,671          7,070,629
                                      ----------------   ----------------   ----------------
   Net cash used in investing
       activities                           (1,317,156)          (428,554)        (3,605,392)
                                      ----------------   ----------------   ----------------
Cash flows from financing activities
   Selling commissions and
       registration costs paid                       -                  -             (8,801)
                                      ----------------   ----------------   ----------------
   Net cash provided by (used in)
       financing activities                          -                  -             (8,801)
                                      ----------------   ----------------   ----------------
   NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                 (1,361,281)          (391,027)        (4,131,509)

Cash and cash equivalents,
   beginning                                 2,551,124          2,942,151          7,073,660
                                      ----------------   ----------------   ----------------
Cash and cash equivalents, end        $      1,189,843   $      2,551,124   $      2,942,151
                                      ================   ================   ================

                                 (continued)

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS - CONTINUED

                  Years ended March 31, 1997, 1996 and 1995

                                                             Series 19
                                      ------------------------------------------------------
                                             1997               1996               1995
                                      ----------------   ----------------   ----------------
Supplemental schedule of noncash
   investing and financing
   activities

   The partnership has increased
       its investments in operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnerships                   $      2,504,963   $         88,646   $              -
                                      ================   ================   ================
   The partnership has adjusted its
       investment and  decreased its
       capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits not
       generated                      $        279,612   $        322,993   $              -
                                      ================   ================   ================
   The partnership has recorded
       capital contributions
       (syndication proceeds) being
       held and subsequently
       released by the escrow agent   $              -   $      1,120,369   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investment in operating
       limited partnerships for
       syndication costs from
       operating limited
       partnerships                   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has adjusted its
       investment in and increased
       its capital contribution
       obligation in operating
       limited partnerships for low-
       income tax credits generated   $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has decreased
       its investments in  operating
       limited partnerships for
       unpaid capital contributions
       due to the operating limited
       partnership disposed of
       during the year                $              -   $      2,424,400   $              -
                                      ================   ================   ================
   The partnership has applied
       notes receivable and advances
       against installments of
       capital contributions          $      2,964,446   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       its deferred acquisition
       costs for operating limited
       partnership disposed of
       during year                    $              -   $              -   $              -
                                      ================   ================   ================
   The partnership has increased
       (decreased) its investments
       available for sale for
       unrealized gains (losses)      $         (9,177)  $         39,793   $        (32,094)
                                      ================   ================   ================

                      See notes to financial statements

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                        NOTES TO FINANCIAL STATEMENTS

                        March 31, 1997, 1996 and 1995
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Boston Capital Tax Credit Fund III L.P. (the "fund") was formed under the laws of the State of Delaware on September 19, 1991, for the purpose of acquiring, holding, and disposing of limited partnership interests in
   operating   limited   partnerships   which   will   acquire,   develop,
   rehabilitate, operate and own newly constructed, existing or rehabilitated apartment complexes, which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the fund is Boston Capital Associates III L.P. and the limited partner is BCTC III Assignor Corp. (the assignor limited partner).

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

   The BACs issued and outstanding in each series at March 31, 1997 and 1996 are as follows:

Series 15                                                 3,870,500
Series 16                                                 5,429,402
Series 17                                                 5,000,000
Series 18                                                 3,616,200
Series 19                                                 4,080,000
                                                         -----------
Total                                                    21,996,102
                                                         ===========

   In  accordance  with the limited partnership agreements, profits, losses,
   and   cash  flow  (subject  to  certain  priority  allocations  and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

   Investments in Operating Limited Partnerships

   The fund accounts for its investments in operating limited partnerships using the equity method, whereby the fund adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the partnership recognizes individual operating partnership's losses only to the extent that the fund s share of losses of the operating partnerships does not exceed the carrying amount of its investment. Unrecognized losses are suspended and offset against future individual operating partnership's income.

   A loss in value of an investment in an operating partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment.

   Capital contributions to operating partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating partnership capital contributions due to reductions in actual tax credits from those originally projected. The fund records tax credit adjusters as a reduction in investment in operating partnerships and capital contributions payable.

   The operating partnerships maintain their financial statements based on a calendar year and the fund utilizes a March 31 year end. The fund records losses and income from the operating partnerships on a calendar year basis which is not materially different from losses and income generated if the operating partnerships utilized a March 31 year end.

   The fund records capital contributions payable to the operating partnerships once there is a binding obligation to fund a specified
   amount.    The  operating  partnerships record capital contributions from the fund when received.

   The  fund  records  acquisition  cost as an increase in its investment in
   operating  partnerships.    Certain  operating  partnerships  have  not
   recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in Note D.

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995
NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

   Investments in Operating Limited Partnerships (Continued)

   During the years ended March 31, 1997, 1996 and 1995, the fund acquired interests in operating limited partnerships as follows:

                                             1997               1996               1995
                                         -------------      -------------      -------------
Series 15                                         -                  -                  9
Series 16                                         -                  1                  7
Series 17                                         -                  1                 13
Series 18                                         -                  -                 17
Series 19                                         1                  1                 11
                                         -------------      -------------      -------------
                                                  1                  3                 57
                                         =============      =============      =============

   Organization Costs

   Initial organization and offering expenses, common to all series, are allocated on a percentage of equity raised to each series.

   Organization costs are being amortized on the straight-line method over sixty months. Accumulated amortization as of March 31, 1997 and 1996 is as follows:

                                                         1997               1996
                                                 ------------------  -----------------
Series 15                                        $        167,077    $       140,845
Series 16                                                 183,280            138,648
Series 17                                                 155,355            115,625
Series 18                                                 100,769             70,016
Series 19                                                 107,865             70,254
                                                 ----------------    ---------------
                                                 $        714,346    $       535,388
                                                 ================    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

   Deferred Acquisition Costs

   Acquisition costs were deferred until March 31, 1995. As of April 1, 1995, the partnership reallocated certain acquisition costs, common to all Series, based on a percentage of equity raised to each Series. Acquisition costs are being amortized on the straight-line method starting April 1, 1995, over 27.5 years (330 months).

   Accumulated amortization as of March 31, 1997 and 1996 is as follows:

                                               1997               1996
                                       -----------------   ----------------
Series 15                               $         21,123    $        10,612
Series 16                                         33,708             16,902
Series 17                                         31,228             15,679
Series 18                                         22,957             11,543
Series 19                                         26,513             13,113
                                        ----------------   ----------------
                                        $        135,529    $        67,849
                                        ================    ===============

   Selling Commissions and Registration Costs

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

   Cash Equivalents

   Cash equivalents include repurchase agreements, tax exempt sweep accounts, money market accounts and certificates of deposit having original maturities at date of acquisition of three months or less. The carrying value approximates fair value because of the short maturity of these instruments.

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (Continued)

   Fiscal Year

   For  financial  reporting  purposes,  the  fund uses a March 31 year end, whereas  for  income  tax  reporting  purposes,  the fund uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

   Net income (loss) per Beneficial Assignee Certificate

   Net income (loss) per beneficial assignee partnership unit is calculated based upon the weighted average number of units outstanding during the year or period. The weighted average in each series at March 31, 1997, 1996 and 1995 are as follows:

                                                    1997, 1996 and
                                                         1995
                                                 -----------------
Series 15                                         $      3,870,500
Series 16                                                5,429,402
Series 17                                                5,000,000
Series 18                                                3,616,200
Series 19                                                4,080,000
                                                  ----------------
                                                  $     21,996,102
                                                  ================

   Investments

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

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

   Adoption of Accounting Standard

   On  April  1,  1996,  the operating  partnerships  adopted  Statement  of
   Financial  Accounting   Standards   (SFAS)  No.  121,  "Accounting   for
   Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of this statement did not materially impact the partnership's financial statements.

   Recent Accounting Statements Not Yet Adopted

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

   The implementation of these standards is not expected to materially impact the partnership's financial statements because partnership's earnings per share would not be significantly affected and the disclosure regarding the capital structure in the financial statements would not be significantly changed.

NOTE B - INVESTMENTS AVAILABLE FOR SALE

   At March 31, 1997, the amortized cost and fair market value of investments are as follows:

                                                               Gross           Gross
                                             Amortized      unrealized      unrealized      Fair market
                                               costs           gains          losses           value
                                        --------------- --------------- --------------- ---------------
Tax exempt municipal bonds              $     1,395,795 $            95 $        (2,581)$     1,393,309
                                        =============== =============== =============== ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE B - INVESTMENTS AVAILABLE FOR SALE (Continued)

   The amortized cost and approximate market value of investments by maturity at March 31, 1997 is shown below.

                                                                        Approximate
                                                   Amortized costs      market value
                                                  ----------------    ---------------

Due in one year or less                           $        302,326    $       302,421
Due after one year through five years                    1,093,469          1,090,888
                                                  ----------------    ---------------
                                                  $      1,395,795    $     1,393,309
                                                  ================    ===============

   Proceeds from sales and maturities of investments during the year ended March 31, 1997 was $2,909,257 resulting in a realized loss of $27,478 included in interest income.

   In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ended March 31, 1997 ranged from 4% to 6.7%.

   At March 31, 1996, the amortized cost and fair market value of investments are as follows:

                                                               Gross           Gross
                                             Amortized      unrealized      unrealized      Fair market
                                               costs           gains          losses           value
                                        --------------- --------------- --------------- ---------------
Tax exempt municipal bonds              $     5,129,837 $        14,224 $        (2,294)$     5,141,767
                                        =============== =============== =============== ===============

   The amortized cost and approximate market value of investments by maturity at March 31, 1996 is shown below.

                                                                        Approximate
                                                   Amortized costs      market value
                                                  ----------------    ---------------
Due in one year or less                           $      4,356,502    $     4,367,751
Due after one year through five years                      773,335            774,016
                                                  ----------------    ---------------
                                                  $      5,129,837    $     5,141,767
                                                  ================    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE B - INVESTMENTS AVAILABLE FOR SALE (Continued)

   Proceeds from sales and maturities of investments during the year ended March 31, 1996 were $6,065,995 resulting in a realized loss of $11,026 included in interest income.

   In selecting investments to purchase and sell the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The tax-exempt coupon rates for the investments held during the year ended March 31, 1996 ranged from 4% to 9%.

NOTE C - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 1997, 1996 and 1995, the fund entered into several transactions with various affiliates of the general p a rtner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

   Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual fund fee charged to operations, net of reporting fees, during the years ended March 31, 1997, 1996 and 1995 by series, is as follows:

                                                  1997               1996               1995
                                           ----------------   ----------------   ----------------
Series 15                                  $        473,378   $        499,184   $        470,726
Series 16                                           572,972            646,906            658,346
Series 17                                           512,189            506,412            509,015
Series 18                                           326,168            363,632            371,536
Series 19                                           368,355            383,177            403,871
                                           ----------------   ----------------   ----------------
                                           $      2,253,062   $      2,399,311   $      2,413,494
                                           ================   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

   General and administrative expenses incurred by Boston Capital Partners, Inc. and Boston Capital Asset Management Limited Partnership during the years ended March 31, 1997, 1996 and 1995 charged to each series' operations are as follows:

                                                  1997               1996               1995
                                           ----------------   ----------------   ----------------
Series 15                                  $         26,370   $         26,729   $         20,294
Series 16                                            26,211             30,324             25,281
Series 17                                            22,369             29,426             23,579
Series 18                                            19,259             23,400             20,590
Series 19                                            21,979             30,652             22,659
                                           ----------------   ----------------   ----------------
                                           $        116,188   $        140,531   $        112,403
                                           ================   ================   ================

   Accounts payable - affiliates at March 31, 1997 and 1996 represents general and administrative expenses, fund management fees, and commissions which are payable to Boston Capital Partners, Inc., Boston Capital Services, Inc., and Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At March 31, 1997, 1996 and 1995 the fund has limited partnership interests in operating limited partnerships which own or are constructing operating apartment complexes. During September 1996, the partnership disposed of its limited partnership interest in one of the operating partnerships owned in Series 16. During February, 1996, the partnership disposed of its limited partnership interest in one of the operating limited partnerships owned in Series 19. The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 1997, 1996 and 1995 by series are as follows:

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                       1997               1996               1995
                                                ----------------   ----------------   ----------------
Series 15                                                     68                 68                 68
Series 16                                                     64                 65                 64
Series 17                                                     49                 49                 48
Series 18                                                     34                 34                 34
Series 19                                                     26                 25                 25
                                                ----------------   ----------------   ----------------
                                                             241                241                239
                                                ================   ================   ================

   Under the terms of the fund's investment in each operating limited partnership, the fund is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations.

   The contributions payable to operating limited partnerships at March 31, 1997 and 1996 by series are as follows:

                                                                          1997               1996
                                                                   ----------------   ----------------
Series 15                                                          $        178,680   $        202,750
Series 16                                                                   155,225            900,481
Series 17                                                                 1,844,259          2,312,721
Series 18                                                                   755,887            861,315
Series 19                                                                   831,803          5,262,617
                                                                   ----------------   ----------------
                                                                   $      3,765,854   $      9,539,884
                                                                   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The fund's investment in operating limited partnerships at March 31, 1997 is summarized as follows:

                                                       Total            Series 15          Series 16
                                                 ----------------   ----------------   ----------------

Capital contributions paid and to be paid to
   operating limited partnerships, net of tax
   credit adjusters                              $    161,740,845   $     28,919,172   $     40,189,926

Acquisition costs of operating limited
   partnerships                                        19,334,149          2,988,162          4,460,782

Syndication costs from operating limited
   partnerships                                           (56,632)                 -                  -

Cumulative cash flows from operating limited
   partnerships                                           (41,954)            (9,822)           (11,082)

Cumulative losses from operating limited
   partnerships                                       (46,589,495)       (13,222,431)       (10,651,782)
                                                 ----------------   ----------------   ----------------
Investment per balance sheet                          134,386,913         18,675,081         33,987,844

The fund has recorded capital contributions to
   the operating limited partnerships during
   the year ended March 31, 1997 which have
   not been included in the partnership s
   capital account included in the operating
   limited partnerships  financial statements
   as of December 31, 1996 (see note A)                (3,619,564)        (1,202,355)           (88,655)

The fund has recorded a disposition of an
   operating limited partnership which was
   included in the operating limited
   partnerships  financial statements as of
   December 31, 1996 (see note A)                               -                  -                  -

The fund has recorded acquisition costs at
   March 31, 1997 which have not been recorded
   in the net assets of the operating limited
   partnerships (see note A)                           (3,865,111)          (399,087)          (794,528)

Cumulative losses from operating limited
   partnerships for the three months ended
   March 31, 1997 which the operating limited
   partnerships have not included in their
   capital as of December 31, 1996 due to
   different year ends (see note A)                     2,866,341            472,214            631,571


                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                       Total            Series 15          Series 16
                                                 ----------------   ----------------   ----------------

Equity in loss of operating limited
   partnerships not recognizable under the
   equity method of accounting                            (51,397)           (51,397)                 -

The fund has recorded low-income housing tax
   credit adjusters not recorded by operating
   limited partnerships (see note A)                    1,288,398            321,656            167,916

Other                                                      12,352             30,988            (52,504)
                                                 ----------------   ----------------   ----------------

Equity per operating limited partnerships
   combined financial statements                 $    131,017,632   $     17,847,100   $     33,851,644
                                                 ================   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The fund s investment in operating limited partnerships at March 31, 1997 is summarized as follows:

                                                     Series 17          Series 18          Series 19
                                                 ----------------   ----------------   ----------------

Capital contributions paid and to be paid to
   operating limited partnerships, net of tax
   credit adjusters                              $     36,691,552   $     26,424,755   $     29,515,440

Acquisition costs of operating limited
   partnerships                                         4,564,870          3,587,531          3,732,804

Syndication costs from operating limited
   partnerships                                                 -            (56,632)                 -

Cumulative cash flows from operating limited
   partnerships                                            (7,245)           (10,416)            (3,389)

Cumulative losses from operating limited
   partnerships                                       (10,444,384)        (6,431,558)        (5,839,340)
                                                 ----------------   ----------------   ----------------
Investment per balance sheet                           30,804,793         23,513,680         27,405,515

The fund has recorded capital contributions to
   the operating limited partnerships during
   the year ended March 31, 1997 which have
   not been included in the partnership s
   capital account included in the operating
   limited partnerships  financial statements
   as of December 31, 1996 (see note A)                (1,100,123)          (336,594)          (891,837)

The fund has recorded a disposition of an
   operating limited partnership which was
   included in the operating limited
   partnerships  financial statements as of
   December 31, 1996 (see note A)                               -                  -                  -

The fund has recorded acquisition costs at
   March 31, 1997 which have not been recorded
   in the net assets of the operating limited
   partnerships (see note A)                           (1,496,190)          (387,564)          (787,742)

Cumulative losses from operating limited
   partnerships for the three months ended
   March 31, 1997 which the operating limited
   partnerships have not included in their
   capital as of December 31, 1996 due to
   different year ends (see note A)                       752,440            617,653            392,463


                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                     Series 17          Series 18          Series 19
                                                 ----------------   ----------------   ----------------
Equity in loss of operating limited
   partnerships not recognizable under the
   equity method of accounting (see note A)                     -                  -                  -

The fund has recorded low-income housing tax
   credit adjusters not recorded by operating
   limited partnerships (see note A)                      186,656            127,421            484,749

Other                                                     (52,166)            73,020             13,014
                                                 ----------------   ----------------   ----------------

Equity per operating limited partnerships
   combined financial statements                 $     29,095,410   $     23,607,616   $     26,616,162
                                                 ================   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The funds investment in operating limited partnerships at March 31, 1996 is summarized as follows:

                                                       Total            Series 15          Series 16
                                                 ----------------   ----------------   ----------------
Capital contributions paid and to be paid to
   operating limited partnerships, net of tax
   credit adjusters                              $    159,865,851   $     28,921,383   $     40,237,199

Acquisition costs of operating limited
   partnerships                                        19,010,382          2,988,415          4,445,291

Syndication costs from operating limited
   partnerships                                           (56,632)                 -                  -

Cumulative cash flows from operating limited
   partnerships                                           (23,143)            (8,414)            (8,407)

Cumulative losses from operating limited
   partnerships                                       (31,537,445)       (10,183,314)        (7,599,508)
                                                 ----------------   ----------------   ----------------
Investment per balance sheet                          147,259,013         21,718,070         37,074,575

The fund has recorded capital contributions to
   the operating limited partnerships during
   the year ended March 31, 1996 which have
   not been included in the partnership s
   capital account included in the operating
   limited partnerships  financial statements
   as of December 31, 1995 (see note A)               (11,853,350)        (1,259,391)          (656,367)

The fund has recorded a disposition of an
   operating limited partnership which was
   included in the operating limited
   partnerships  financial statements as of
   December 31, 1995 (see note A)                       1,884,641                  -                  -

The fund has recorded acquisition costs at
   March 31, 1996 which have not been recorded
   in the net assets of the operating limited
   partnerships (see note A)                           (3,638,699)          (399,087)          (794,528)

Cumulative losses from operating limited
   partnerships for the three months ended
   March 31, 1996 which the operating limited
   partnerships have not included in their
   capital as of December 31, 1995 due to
   different year ends (see note A)                     2,866,341            472,214            631,571


                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                       Total            Series 15          Series 16
                                                 ----------------   ----------------   ----------------
Equity in loss of operating limited
   partnerships not recognizable under the
   equity method of accounting (see note A)                (1,329)            (1,329)                 -

The fund has recorded low-income housing tax
   credit adjusters not recorded by operating
   limited partnerships (see note A)                      983,223            320,665            196,992

Other                                                     (43,923)            30,765           (128,241)
                                                 ----------------   ----------------   ----------------

Equity per operating limited partnerships
   combined financial statements                 $    137,455,917   $     20,881,907   $     36,324,002
                                                 ================   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The funds investment in operating limited partnerships at March 31, 1996 is summarized as follows:

                                                     Series 17          Series 18          Series 19
                                                 ----------------   ----------------   ----------------
Capital contributions paid and to be paid to
   operating limited partnerships, net of tax
   credit adjusters                              $     36,697,182   $     26,411,471   $     27,598,616

Acquisition costs of operating limited
   partnerships                                         4,564,867          3,587,532          3,424,277

Syndication costs from operating limited
   partnerships                                                 -            (56,632)                 -

Cumulative cash flows from operating limited
   partnerships                                            (3,864)            (2,458)                 -

Cumulative losses from operating limited
   partnerships                                        (6,939,464)        (3,836,959)        (2,978,200)
                                                 ----------------   ----------------   ----------------
Investment per balance sheet                           34,318,721         26,102,954         28,044,693

The fund has recorded capital contributions to
   the operating limited partnerships during
   the year ended March 31, 1996 which have
   not been included in the partnership's
   capital account included in the operating
   limited partnerships  financial statements
   as of December 31, 1995 (see note A)                (3,020,091)        (1,280,489)        (5,637,012)

The fund has recorded a disposition of an
   operating limited partnership which was
   included in the operating limited
   partnerships  financial statements as of
   December 31, 1995 (see note A)                               -                  -          1,884,641

The fund has recorded acquisition costs at
   March 31, 1996 which have not been recorded
   in the net assets of the operating limited
   partnerships (see note A)                           (1,566,291)          (399,578)          (479,215)

Cumulative losses from operating limited
   partnerships for the three months ended
   March 31, 1996 which the operating limited
   partnerships have not included in their
   capital as of December 31, 1995 due to
   different year ends (see note A)                       752,440            617,653            392,463

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

                                                     Series 17          Series 18          Series 19
                                                 ----------------   ----------------   ----------------
Equity in loss of operating limited
   partnerships not recognizable under the
   equity method of accounting (see note A)                     -                  -                  -

The fund has recorded low-income housing tax
   credit adjusters not recorded by operating
   limited partnerships (see note A)                      177,979             78,887            208,700

Other                                                    (116,649)            67,402            102,800
                                                 ----------------   ----------------   ----------------

Equity per operating limited partnerships
   combined financial statements                 $     30,546,109   $     25,186,829   $     24,517,070
                                                 ================   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1996 are as follows:

                                                        Total            Series 15          Series 16
                                                 ----------------   ----------------   ----------------
                     ASSETS
Buildings and improvements, net of accumulated
   depreciation                                  $    527,972,353   $    109,296,153   $    119,964,923

Land                                                   28,135,110          6,130,609          5,104,842

Other assets                                           28,143,897          5,849,177          7,272,453
                                                 ----------------   ----------------   ----------------
                                                 $    584,251,360   $    121,275,939   $    132,342,218
                                                 ================   ================   ================

        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgages and construction loans payable      $    364,182,226   $     85,329,590   $     84,645,408

   Accounts payable and accrued expenses                9,478,617          1,974,112          2,393,597

   Other liabilities                                   36,854,227          4,208,819          6,337,941
                                                 ----------------   ----------------   ----------------
                                                      410,515,070         91,512,521         93,376,946
                                                 ----------------   ----------------   ----------------
PARTNERS' CAPITAL

   Boston Capital Tax Credit Fund III, L.P.           131,017,932         17,847,100         33,851,644
   Other partners                                      42,718,358         11,916,318          5,113,628
                                                 ----------------   ----------------   ----------------
                                                      173,736,290         29,763,418         38,965,272
                                                 ----------------   ----------------   ----------------
                                                 $    584,251,360   $    121,275,939   $    132,342,218
                                                 ================   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1996 are as follows:

                                                      Series 17          Series 18          Series 19
                                                 ----------------   ----------------   ----------------
                     ASSETS
Buildings and improvements, net of accumulated
   depreciation                                  $    139,521,909   $     72,010,193   $     87,179,175

Land                                                    7,700,365          3,357,967          5,841,327

Other assets                                            6,609,113          4,238,634          4,174,520
                                                 ----------------   ----------------   ----------------
                                                 $    153,831,387   $     79,606,794   $     97,195,022
                                                 ================   ================   ================

        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgages and construction loans payable      $     90,258,521   $     47,630,892   $     56,317,815
   Accounts payable and accrued expenses                2,364,296          1,410,335          1,336,277
   Other liabilities                                   15,675,218          3,282,191          7,350,058
                                                 ----------------   ----------------   ----------------
                                                      108,298,035         52,323,418         65,004,150
                                                 ----------------   ----------------   ----------------
PARTNERS' CAPITAL

   Boston Capital Tax Credit Fund III, L.P.            29,095,410         23,607,616         26,616,162
   Other partners                                      16,437,942          3,675,760          5,574,710
                                                 ----------------   ----------------   ----------------
                                                       45,533,352         27,283,376         32,190,872
                                                 ----------------   ----------------   ----------------
                                                 $    153,831,387   $     79,606,794   $     97,195,022
                                                 ================   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1995 are as follows:

                                                        Total            Series 15          Series 16
                                                  ----------------   ----------------   ----------------
                     ASSETS
Buildings and improvements, net of accumulated
   depreciation                                   $    539,103,162    $   113,668,476    $   126,199,103

Construction in progress                                   193,990                  -                  -

Land                                                    27,734,587          6,243,813          5,144,862

Other assets                                            28,033,356          5,795,086          6,985,673
                                                  ----------------   ----------------   ----------------
                                                  $    595,065,095    $   125,707,375    $   138,329,638
                                                  ================   ================   ================
        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgages and construction loans payable       $    362,444,150    $    86,436,656    $    86,209,846

   Accounts payable and accrued expenses                 9,470,881          1,929,259          2,818,227

   Other liabilities                                    34,833,775          2,786,315          7,750,687
                                                  ----------------   ----------------   ----------------
                                                       406,748,806         91,152,230         96,778,760
                                                  ----------------   ----------------   ----------------
PARTNERS' CAPITAL

   Boston Capital Tax Credit Fund III, L.P.            137,455,917         20,881,907         36,324,002
   Other partners                                       50,860,372         13,673,238          5,226,876
                                                  ----------------   ----------------   ----------------
                                                       188,316,289         34,555,145         41,550,878
                                                  ----------------   ----------------   ----------------
                                                  $    595,065,095    $   125,707,375    $   138,329,638
                                                  ================   ================   ================

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1995 are as follows:

                                                      Series 17          Series 18          Series 19
                                                  ----------------    ---------------    ---------------
                     ASSETS
Buildings and improvements, net of accumulated
   depreciation                                   $    133,490,551    $    74,873,256    $    90,871,776

Construction in progress                                         -                  -            193,990

Land                                                     7,474,365          3,357,967          5,513,580

Other assets                                             6,904,773          4,186,182          4,161,642
                                                  ----------------    ---------------    ---------------
                                                  $    147,869,689    $    82,417,405    $   100,740,988
                                                  ================    ===============    ===============
        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Mortgages and construction loans payable       $     86,012,478    $    47,975,446    $    55,809,724

   Accounts payable and accrued expenses                 1,989,866          1,068,333          1,665,196

   Other liabilities                                    10,409,918          3,994,355          9,892,500
                                                  ----------------    ---------------    ---------------
                                                        98,412,262         53,038,134         67,367,420
                                                  ----------------    ---------------    ---------------
PARTNERS' CAPITAL

   Boston Capital Tax Credit Fund III, L.P.             30,546,109         25,186,829         24,517,070
   Other partners                                       18,911,318          4,192,442          8,856,498
                                                  ----------------    ---------------    ---------------
                                                        49,457,427         29,379,271         33,373,568
                                                  ----------------    ---------------    ---------------
                                                  $    147,869,689    $    82,417,405    $   100,740,988
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December 31, 1996 are as follows:

                          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                       Total         Series 15       Series 16
                                                --------------- --------------- ---------------
Revenue
   Rental                                       $    54,255,081  $   11,196,024  $   12,318,128
   Interest and other                                 2,867,158         340,842       1,147,648
                                                ---------------  --------------  --------------
                                                     57,122,239      11,536,866      13,465,776
                                                ---------------  --------------  --------------
Expenses
   Interest                                          22,356,916       4,154,249       4,585,893
   Depreciation and amortization                     22,819,977       5,184,898       4,966,052
   Taxes and insurance                                7,048,605       1,545,211       1,588,084
   Repairs and maintenance                            7,456,432       1,637,329       1,684,912
   Operating expenses                                16,301,823       3,336,137       3,427,264
   Other expenses                                     1,568,799         395,562         313,164
                                                ---------------  --------------  --------------
                                                     77,552,552      16,253,386      16,565,369
                                                ---------------  --------------  --------------
   NET LOSS                                     $   (20,430,313) $   (4,716,520) $   (3,099,593)
                                                ===============  ==============  ==============

Net loss allocated to Boston Capital Tax Credit
   Fund III L. P.*                              $   (15,102,671) $   (3,089,180) $   (3,052,834)
                                                ===============  ==============  ==============
Net loss allocated to other partners            $    (5,327,642) $   (1,627,340) $      (46,759)
                                                ===============  ==============  ==============

* Amounts include $50,068 for series 15 of loss not recognized under the equity method of accounting as described in Note A.

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December 31, 1996 are as follows:

                          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                     Series 17       Series 18       Series 19
                                                --------------- --------------- ---------------
Revenue
   Rental                                       $    14,509,341  $    6,588,968  $    9,642,620
   Interest and other                                   616,684         359,139         402,845
                                                ---------------  --------------  --------------
                                                     15,126,025       6,948,107      10,045,465
                                                ---------------  --------------  --------------
Expenses
   Interest                                           6,562,849       2,813,996       4,239,929
   Depreciation and amortization                      5,838,439       3,069,441       3,761,147
   Taxes and insurance                                1,713,879         813,148       1,388,283
   Repairs and maintenance                            2,136,225       1,005,955         992,011
   Operating expenses                                 4,527,151       1,889,127       3,122,144
   Other expenses                                       369,531         257,371         233,171
                                                ---------------  --------------  --------------
                                                     21,148,074       9,849,038      13,736,685
                                                ---------------  --------------  --------------
   NET LOSS                                     $    (6,022,049) $   (2,900,931) $   (3,691,220)
                                                ===============  ==============  ==============

Net loss allocated to Boston Capital Tax Credit
   Fund III L. P.*                              $    (3,504,918) $   (2,594,599) $   (2,861,140)
                                                ===============  ==============  ==============
Net loss allocated to other partners            $    (2,517,131) $     (306,332) $     (830,080)
                                                =============== =============== ===============

* Amounts include $50,068 for Series 15 of loss not recognized under the equity method of accounting as described in Note A.

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December 31, 1995 are as follows:

                          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                     Total         Series 15       Series 16
                                                --------------- --------------- ---------------
Revenue
   Rental                                       $    48,007,916 $    11,787,514 $    11,522,708
   Interest and other                                 2,994,488         424,833       1,198,885
                                                --------------- --------------- ---------------
                                                     51,002,404      12,212,347      12,721,593
                                                --------------- --------------- ---------------
Expenses
   Interest                                          20,933,757       5,020,371       4,852,495
   Depreciation and amortization                     20,645,596       5,007,542       5,024,457
   Taxes and insurance                                5,966,207       1,506,536       1,624,158
   Repairs and maintenance                            5,958,052       1,383,389       1,535,410
   Operating expenses                                12,301,918       2,358,298       1,493,038
   Other expenses                                     4,228,266       1,560,681       2,111,125
                                                --------------- --------------- ---------------
                                                     70,033,796      16,836,817      16,640,683
                                                --------------- --------------- ---------------
   NET LOSS                                     $   (19,031,392)$    (4,624,470)$    (3,919,090)
                                                =============== =============== ===============

Net loss allocated to Boston Capital Tax Credit
   Fund III L. P.*                              $   (15,325,298)$    (3,202,997)$    (3,778,516)
                                                =============== =============== ===============
Net loss allocated to other partners            $    (3,706,094)$    (1,421,473)$      (140,574)
                                                =============== =============== ===============

* Amounts include $1,329 for series 15 of loss not recognized under the equity method of accounting as described in note A.

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December 31, 1995 are as follows:

                          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                                     Series 17       Series 18       Series 19
                                                --------------- --------------- ---------------
Revenue
   Rental                                       $    12,671,492 $     5,411,512 $     6,614,690
   Interest and other                                   773,346         336,942         260,482
                                                --------------- --------------- ---------------
                                                     13,444,838       5,748,454       6,875,172
                                                --------------- --------------- ---------------
Expenses
   Interest                                           5,497,670       2,297,759       3,265,462
   Depreciation and amortization                      5,064,624       2,889,611       2,659,362
   Taxes and insurance                                1,406,849         645,800         782,864
   Repairs and maintenance                            1,560,858         788,461         689,934
   Operating expenses                                 4,148,029       1,801,704       2,500,849
   Other expenses                                       261,102         213,680          81,678
                                                --------------- --------------- ---------------
                                                     17,939,132       8,637,015       9,980,149
                                                --------------- --------------- ---------------
   NET LOSS                                     $    (4,494,294)$    (2,888,561)$    (3,104,977)
                                                =============== =============== ===============
Net loss allocated to Boston Capital Tax Credit
   Fund III L. P.*                              $    (3,144,888)$    (2,451,672)$    (2,747,225)
                                                =============== =============== ===============
Net loss allocated to other partners            $    (1,349,406)$      (436,889)$      (357,752)
                                                =============== =============== ===============

* Amounts include $1,329 for Series 15 of loss not recognized under the equity method of accounting as described in note A.

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE E - NOTES RECEIVABLE

   Notes receivable at March 31, 1997 and 1996 consist of advance installments of capital contributions to operating limited partnerships. The notes at March 31, 1997 and 1996 are comprised of noninterest bearing and interest bearing notes with rates ranging from 3.66% to prime plus 1% to 3%. Prime was 8.5% and 8.25% as of March 31, 1997 and 1996, respectively. The notes receivable will be converted to capital and are deemed to be short term in nature. Therefore, the carrying value of the notes receivable is deemed to approximate fair value. The notes at March 31, 1997 and 1996 by series are as follows:

                                                         1997               1996
                                                  ----------------    ---------------
Series 15                                         $        135,000    $       185,000
Series 16                                                        -            483,464
Series 17                                                1,409,982          1,658,475
Series 18                                                  536,351            536,351
Series 19                                                        -          2,098,870
                                                  ----------------    ---------------
                                                  $      2,081,333    $     4,962,160
                                                  ================    ===============

NOTE F - OTHER ASSETS

   Other assets include cash held by an escrow agent at March 31, 1997 and 1996. The cash held for the series at March 31, 1997 and 1996 represents capital contributions to be released to the operating limited partnerships when certain criteria are met. The escrows held at March 31, 1997 and 1996 by series are as follows:

                                                         1997               1996
                                                  ----------------    ---------------
Series 15                                         $              -    $             -
Series 16                                                        -                  -
Series 17                                                   15,097             38,229
Series 18                                                        -                  -
Series 19                                                        -                  -
                                                  ----------------    ---------------
                                                  $         15,097    $        38,229
                                                  ================    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE F - OTHER ASSETS (Continued)

   In addition, other assets include cash advanced to operating limited partnerships at March 31, 1997 and 1996 to be applied to capital contributions payable when certain criteria have been met. The advances at March 31, 1997 and 1996 by series are as follows:

                                                         1997               1996
                                                  ----------------    ---------------
Series 15                                         $        426,912    $       242,579
Series 16                                                        -                  -
Series 17                                                1,290,838          1,167,877
Series 18                                                        -                  -
Series 19                                                  221,180            778,230
                                                  ----------------    ---------------
                                                  $      1,938,930    $     2,188,686
                                                  ================    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
         TO TAX RETURN

   For  income  tax purposes, the fund reports using a December 31 year end.
   The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                        Total            Series 15          Series 16
                                                  ----------------    ---------------    ---------------
Net loss for financial reporting purposes         $    (17,706,223)   $    (3,473,421)   $    (3,762,519)

Operating limited partnership rents received in
   advance                                                  99,831              2,581              9,598

Fund management fees not deducted for tax
   purposes                                              1,988,010            488,062            572,140

Other                                                      (73,839)          (250,370)           (17,194)

Operating limited partnership losses not
   recognized for financial reporting purposes
   under equity method of accounting                       (50,068)           (50,068)                 -

Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                                   (1,794,498)          (213,933)          (280,017)

Difference due to fiscal year for book purposes
   and calendar year for tax purposes                     (892,751)          (187,130)          (801,719)
                                                  ----------------    ---------------    ---------------

Loss for tax return purposes, December 31, 1996   $    (18,429,538)   $    (3,684,279)   $    (4,279,711)
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
         TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December 31 year end.
   The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                      Series 17          Series 18          Series 19
                                                  ----------------    ---------------    ---------------
Net loss for financial reporting purposes         $     (4,215,768)   $    (3,035,716)   $    (3,218,799)

Operating limited partnership rents received in
   advance                                                 (16,393)            13,544             90,501

Fund management fees not deducted for tax
   purposes                                                433,409            241,696            252,703

Other                                                      143,844            (98,911)           148,792

Operating limited partnership losses not
   recognized for financial reporting purposes
   under equity method of accounting                             -                  -                  -

Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                                     (585,002)          (261,901)          (453,645)

Difference due to fiscal year for book purposes
   and calendar year for tax purposes                       14,284            (13,118)            94,932
                                                  ----------------    ---------------    ---------------

Loss for tax return purposes, December 31, 1996   $     (4,225,626)   $    (3,154,406)   $    (3,085,516)
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
         TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December 31 year end.
   The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:

                                                        Total            Series 15          Series 16
                                                  ----------------    ---------------    ---------------
Net loss for financial reporting purposes         $    (16,714,311)   $
                                                                           (3,638,790)   $
                                                                                              (4,509,607)

Operating limited partnership rents received in
   advance                                                  (3,339)            (3,001)            (6,561)

Fund management fees note deducted for tax
   purposes                                              2,583,102            491,926            697,451

Other                                                      814,029            258,965            141,622

Operating limited partnership losses not
   recognized for financial reporting purposes
   under equity method of accounting                        (1,329)            (1,329)                 -

Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                                   (1,969,304)          (290,445)          (373,507)

Difference due to fiscal year for book purposes
   and calendar year for tax purposes                      241,178             30,558            880,443
                                                  ----------------    ---------------    ---------------

Loss for tax return purposes, December 31, 1995   $    (15,049,974)   $    (3,152,116)   $    (3,170,159)
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
         TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December 31 year end.
   The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1996 are reconciled as follows:

                                                      Series 17          Series 18          Series 19
                                                  ----------------    ---------------    ---------------
Net loss for financial reporting purposes         $     (3,771,430)   $    (2,824,934)   $    (1,969,550)

Operating limited partnership rents received in
   advance                                                    (739)             5,087              1,875

Fund management fees note deducted for tax
   purposes                                                554,890            399,698            439,137

Other                                                      394,590            228,046           (209,194)

Operating limited partnership losses not
   recognized for financial reporting purposes
   under equity method of accounting                             -                  -                  -

Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                                     (628,554)          (288,111)          (388,687)

Difference due to fiscal year for book purposes
   and calendar year for tax purposes                      133,714             87,287           (890,824)
                                                  ----------------    ---------------    ---------------
Loss for tax return purposes, December 31, 1995   $     (3,317,529)   $    (2,392,927)   $    (3,017,243)
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
         TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                                        Total            Series 15          Series 16
                                                  ----------------    ---------------    ---------------

Investments in operating limited partnership -
   per tax return, December 31, 1996              $    127,267,193    $    18,550,738    $    31,239,994

Operating limited partnership acquired for the
   three months ended March 31, 1997                             -                  -                  -

Estimated share of loss for the three months
   ended March 31, 1997                                 (2,866,341)          (472,214)          (631,571)

Add back operating limited partnership losses
   not recognized for financial reporting
   purposes under the equity method                         51,397             51,397                  -

Historic tax credits                                     5,333,539          1,852,569                  -

Other                                                    4,601,125         (1,307,409)         3,379,421
                                                  ----------------    ---------------    ---------------

Investment in operating limited partnerships -
   as reported                                    $    134,386,913    $    18,675,081    $    33,987,844
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
         TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                                      Series 17          Series 18          Series 19
                                                  ----------------    ---------------    ---------------
Investments in operating limited partnership -
   per tax return, December 31, 1996              $     29,964,710    $    21,519,261    $    25,992,490

Operating limited partnership acquired for the
   three months ended March 31, 1997                             -                  -                  -

Estimated share of loss for the three months
   ended March 31, 1997                                   (752,440)          (617,653)          (392,463)

Add back operating limited partnership losses
   not recognized for financial reporting
   purposes under the equity method                              -                  -                  -

Historic tax credits                                     1,100,310          2,062,333            318,327

Other                                                      492,213            549,739          1,487,161
                                                  ----------------    ---------------    ---------------

Investment in operating limited partnerships -
   as reported                                    $     30,804,793    $    23,513,680    $    27,405,515
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
         TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                                        Total            Series 15          Series 16
                                                  ----------------    ---------------    ---------------
Investments in operating limited partnership -
   per tax return, December 31, 1995              $    144,310,058    $    22,108,209    $    35,452,741

Operating limited partnership acquired for the
   three months ended March 31, 1996                             -                  -                  -

Estimated share of loss for the three months
   ended March 31, 1996                                 (2,866,341)          (472,214)          (631,571)

Add back operating limited partnership losses
   not recognized for financial reporting
   purposes under the equity method                          1,329              1,329                  -

Historic tax credits                                     5,333,539          1,852,569                  -

Other                                                      480,428         (1,771,823)         2,253,405
                                                  ----------------    ---------------    ---------------

Investment in operating limited partnerships -
   as reported                                    $    147,259,013    $    21,718,070    $    37,074,575
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
         TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1996, the differences are as follows:

                                                      Series 17          Series 18          Series 19
                                                  ----------------    ---------------    ---------------
Investments in operating limited partnership -
   per tax return, December 31, 1995              $     32,438,357    $    24,424,457    $    29,886,294

Operating limited partnership acquired for the
   three months ended March 31, 1996                             -                  -                  -

Estimated share of loss for the three months
   ended March 31, 1996                                   (752,440)          (617,653)          (392,463)

Add back operating limited partnership losses
   not recognized for financial reporting
   purposes under the equity method                              -                  -                  -

Historic tax credits                                     1,100,310          2,062,333            318,327

Other                                                    1,532,494            233,817         (1,767,465)
                                                  ----------------    ---------------    ---------------

Investment in operating limited partnerships -
   as reported                                    $     34,318,721    $    26,102,954    $    28,044,693
                                                  ================    ===============    ===============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 1997, 1996 and 1995

NOTE H - CONCENTRATION OF CREDIT RISK

   The partnership maintains its cash balances at a number of banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $100,000 at each bank. The balances in and between banks fluctuates daily. The amount of deposits, as well as the institutions that they are deposited in, are continuously monitored by the general partner. As of March 31, 1997, the uninsured portion of the cash balances on deposit was $14,353.

NOTE I - CASH EQUIVALENTS

   On  March  31,  1997  and  1996,  Boston Capital Tax Credit Fund III L.P.
   purchased $3,150,000 and $4,000,000 of U.S. Government Securities under agreements to resell on April 1, 1997 and 1996, respectively. Interest is earned at rates ranging from 2.15% to 3.5% per annum.

   Additionally, cash equivalents of $613,459 and $721,415 as of March 31, 1997 and 1996, respectively, include certificates of deposit and money market accounts with interest rates ranging from 2.8% to 5.0% per annum.

                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                            Subsequent
                            Initial         capitalized     Gross amount at which
                         cost to company      costs**     carried at close of period
                         ---------------    -----------  -----------------------------
                                  Buildings                          Buildings                  Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-                   Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements      Total      ciation  Date    Date  Life
------------------------------------------------------------------------------------------------------------------------------
April
Gardens   1,473,645     50,000    1,773,331           0     50,000    1,773,331    1,823,331     272,314   5/93   9/92  5-27.5

Arkansas
City        831,930     15,870    1,016,757           0     15,870    1,016,757    1,032,627      94,621  12/94   9/94  5-25

Autumnwood
LP        1,355,355     50,000    1,669,609           0     50,000    1,669,609    1,719,609     260,457   1/93   8/92  5-27.5

Barton
Village     512,441     47,898      683,991           0     47,898      683,991      731,889     106,257   3/93  10/92  5-27.5

Beckwood
Manor
Eight     1,227,232     60,000    1,498,746       4,058     58,000    1,502,804    1,560,804     117,985   8/95   8/94  5-27.5

Bergen
Meadows   1,024,570     42,000    1,256,858      10,500     42,000    1,267,358    1,309,358     242,407   7/92   7/92  7-27.5

Bridlewood
LP          794,924     42,000      211,635     781,185     42,000      992,820    1,034,820      56,856   1/95   1/94  5-27.5

Brunswick
LP          829,994     69,000      953,553         416     69,000      953,969    1,022,969     168,236   9/92   4/92  7-27.5
                                                           - F-72 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**        carried at close of period
                          ---------------   -----------     -----------------------------
                                  Buildings                          Buildings                 Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-                  Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements       Total    ciation   Date    Date  Life
------------------------------------------------------------------------------------------------------------------------------
Buena Vista
Apts.     1,459,496     75,000    1,767,511         750     75,000    1,768,261    1,843,261     365,300   1/92   3/92  7-27.5

Calexico
Sr        1,929,914    213,000    2,047,255           0    213,000    2,047,255    2,260,255     210,081   9/92   9/92  7-27.5

California
Inv. VII  9,004,859    820,000    9,361,922  16,788,173    803,050   26,150,095   26,953,145   3,011,776  12/93  10/92  5-27.5

Chestnut
Hill        746,277     40,000      904,814       3,545     40,000      908,359      948,359     117,811   9/92   9/92  7-27.5

Coralville
Housing   2,628,498    258,000    4,683,541      34,958    258,000    4,718,499    4,976,499     920,550  10/92   3/92  7-27.5

Curwensville
Housing   1,221,138     31,338    1,435,553      94,841     31,338    1,530,394    1,561,732     148,835   7/93   9/92  5-27.5

Deerfield
Assoc.    1,234,613     65,400    1,495,473           0     65,400    1,495,473    1,560,873     273,872   6/92   4/92  7-27.5

East
Machias   1,044,316     77,963    1,478,171       4,507     77,963    1,482,678    1,560,641     157,659   1/93   9/92  10-40

East Park
Apts. I     506,285      2,000      980,413         478      2,000      980,891      982,891     108,278   1/94   6/94  5-27.5
                                                          - F-73 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                             Subsequent
                            Initial         capitalized       Gross amount at which
                         cost to company      costs**       carried at close of period
                         ---------------    -----------    -----------------------------
                                Buildings                            Buildings                  Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-                   Depre-   struct uired  ciation
Description  brances     Land   provements     ments         Land    provements      Total      ciation  Date   Date   Life
------------------------------------------------------------------------------------------------------------------------------
Edgewood
Properties  790,831     36,000      967,796           0     36,000      967,796    1,003,796     162,558   8/92   6/92  7-27.5

Far View
Housing     925,247    100,000    1,066,418       7,433    100,000    1,073,851    1,173,851     120,437  11/92   6/92  10-40

Graham
Housing   1,340,848     85,006    2,451,794      (3,894)    85,006    2,447,900    2,532,906     122,594   6/95  10/94  5-27.5

Grantsville
Assoc.    1,493,335     85,099    1,795,971           0     85,599    1,795,971    1,881,570     198,732   2/93   5/92  5-27.5

Greentree
Apts.       688,129     15,000    1,143,223           0     15,000    1,143,223    1,158,223     670,523  10/75   4/94  5-27.5

Greenwood
Village     678,621     20,123      893,915           0     20,123      893,915      914,038     135,662   5/93   8/92  5-27.5

Harrisonville
Prop. II    610,418     15,000      744,677       4,396     15,000      749,073      764,073     184,325  11/91   3/92  7-27.5

Headlton
Properties  707,444     15,000      868,469           0     15,000      868,469      883,469      56,548  12/94   8/94  5-27.5

Hearthside
II LDHA   1,965,350     95,000    2,967,134     (46,169)    95,000    2,920,965    3,015,965     468,506  11/92  04/92  7-27.5
                                                          - F-74 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                               Subsequent
                            Initial          capitalized       Gross amount at which
                         cost to company       costs**       carried at close of period
                         ---------------     -----------    -----------------------------
                                 Buildings                            Buildings                 Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-                  Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements       Total     ciation  Date    Date  Life
------------------------------------------------------------------------------------------------------------------------------
Heron's
Landing   1,210,640    176,121    1,410,573       2,563    176,121    1,413,136    1,589,257     254,074  10/92  10/92  7-27.5

Hidden
Cove      2,922,342    707,848    4,334,916       6,630    707,848    4,341,546    5,049,394   1,321,144   8/88   2/94  5-27.5

Higgensville
Estates     629,932     40,000      738,056       1,622     40,000      739,678      779,678     195,000   3/91   3/92  7-27.5

Inv. Group
of Payson 1,492,979    211,500    1,767,942           0    211,500    1,767,942    1,979,442     189,431   8/92   8/92  7-27.5

Kearney
Estates     637,035     30,000      763,159       1,875     30,000      765,034      795,034     181,327   1/92   5/92  7-27.5

Lake View
Associates  891,378     30,000    1,077,130         350     30,000    1,077,480    1,107,480     201,969   7/92   4/92  7-27.5

Laurelwood
Apts.     1,072,959     58,500    1,268,491         750     58,500    1,269,241    1,327,741     240,876   2/92   3/92  7-27.5

Lebanon
II LP       929,928     40,000    1,090,397           0     40,000    1,090,397    1,130,397     167,685   2/93   8/92  5-27.5

Lebanon
III Prop.   634,958     26,750      766,992       6,376     26,750      773,368      800,118     177,397   2/92   3/92  7-27.5
                                                          - F-75 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                             Subsequent
                              Initial       capitalized        Gross amount at which
                           cost to company    costs**       carried at close of period
                           ---------------  -----------    -----------------------------
                                  Buildings                          Buildings                  Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-                   Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements       Total     ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
Lilac
Properties  732,250     36,000      897,897           0     36,000      897,897      933,897     160,148   7/92   6/92  7-27.5

Livingston
Plaza       680,192     32,500      868,525           0     32,500      868,525      901,025     123,118  11/93  12/92  5-27.5

Madison
Partners  1,204,968     47,340    1,452,910       8,886     47,340    1,461,796    1,509,136     149,521  12/94   3/95  5-27.5

Manning
Lane      1,478,336     73,600    1,771,816           0     73,600    1,771,816    1,845,416     285,766   3/93   8/92  5-27.5

Marshall
Lane        556,113     20,000      672,691           0     20,000      672,691      692,691     111,475  12/92   8/92  5-27.5

Maryville
Prop.       721,333     57,000      834,823      13,089     57,000      847,912      904,912     194,274   3/92   5/92  7-27.5

Monark
Village     331,775     68,900      570,916           0     68,900      570,916      639,816      59,962   3/94   6/94  5-27.5

North
Prairie     885,589      5,000    1,121,143       4,840      5,000    1,125,983    1,130,983     202,143   5/93   9/92  5-27.5

Oak Grove
Villa       406,090      5,000      460,291       8,878      5,000      469,169      474,169     118,784  11/91   4/92  7-27.5
                                                          - F-76 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements     Total       ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Oakwood
Village   1,112,767     42,000    1,341,412           0     42,000    1,341,412    1,383,412     264,098   5/92   5/92  7-27.5

Osage
Housing   1,277,530    110,000    2,309,861      18,524    110,000    2,328,385    2,438,385     445,644   6/92   4/92  7-27.5

Osceola
Estates     678,684     54,600      797,763      71,349     54,600      869,112      923,712     172,917   5/92   5/92  7-27.5

PDC Fifty
Five LP   1,300,766     50,170    1,576,823       5,770     50,170    1,582,593    1,632,763     217,707   9/93  10/92  5-27.5

Rainier
Manor     2,712,816    521,000    5,852,852           0    521,000    5,852,852    6,373,852     667,360   1/93   4/92  5-27.5

Ridgeview of
Brainerd    865,020     42,800    1,027,499       1,978     42,800    1,029,477    1,072,277     199,737   1/92   3/92  7-27.5

Rio
Members II  776,727     48,938      930,376       3,520     48,938      933,896      982,834     117,603  12/95   7/94  5-27.5

Rolling
Brook III   830,505     35,000    1,006,667       5,318     35,000    1,011,985    1,046,985     204,080  11/92   6/92  7-27.5

School
Street I    774,226    127,852    1,353,622      95,368     38,509    1,448,990    1,487,499     313,781   5/92   4/92  5-27.5
                                                        - F-77 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements     Total       ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Shenandoah
Village   1,479,154     67,500    1,754,599         742     67,500    1,755,341    1,822,841     262,197   2/93   8/92  5-27.5

Showboat
Manor       799,316     31,200      968,253       7,968     31,200      976,221    1,007,421     180,461   2/92   7/92  5-27.5

Sioux Falls
Housing   1,371,889    146,694    2,656,753     (14,586)   146,694    2,642,167    2,788,861     504,288   9/92   5/92  7-27.5

Sunset
Square      743,697     50,000      896,507       7,023     50,000      903,530      953,530     120,136   8/92   90/2  7-27.5

Taylor
Mill        771,275     24,000      936,166           0     24,000      936,166      960,166     174,311   5/92   4/92  7-27.5

Timmons
Village     624,810     15,000      754,172       2,927     38,500      757,099      795,599     137,335   7/92   5/92  7-27.5

University
Meadows   1,896,828     62,985    3,579,473       3,445     62,985    3,582,918    3,645,903     664,644  12/92   6/92  5-28

Valatie
LP        1,390,380     30,000    1,712,263       7,902     30,000    1,720,165    1,750,165     344,218   4/93   6/92  7-27.5

Virgen
Del Pozo  3,345,226    120,000    4,274,133      31,351    120,000    4,305,484    4,425,484     530,366   7/93   8/92  5-27.5
                                                        - F-78 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 15
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**         carried at close of period
                          ---------------   -----------      -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements       Total     ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
Villa
Del Mar   1,470,358     50,000    1,792,888          0      50,000    1,792,888    1,842,888     325,222   8/92   8/92  7-27.5

Wauchula
Ltd.      1,482,965     66,720    1,770,669      1,816      66,720    1,772,485    1,839,205     316,860  10/92   9/92  5-27.5

Weedpatch
Inv. Grp. 1,982,359    272,000    2,246,927        378     272,000    2,247,305    2,519,305     136,121   9/94   1/94  5-50

Westernport
Assoc.    1,495,201     18,645    1,833,384          0      18,645    1,833,384    1,852,029     272,495   2/93   7/92  5-27.5

Whitewater
Village     528,920     18,542      637,048       1,453     18,542      638,501      657,043     111,572  11/92   8/92  7-27.5

Wood Park
Pointe    1,173,664    117,500    1,329,664       1,348    117,500    1,331,012    1,448,512     255,022   5/92   6/92  5-27.5
         ----------  ---------  -----------  ----------  ---------  -----------  -----------  ----------
         85,329,590  6,214,902  111,326,972  16,038,750  6,130,609  129,321,602  135,452,211  20,205,449
         ==========  =========  ===========  ==========  =========  ===========  ===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.
                                                         - F-79 -

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
                                                                  -----------
Balance at close of period - 03/31/95............................$126,873,452

                                          - F-80 -
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 15

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/95............................$126,873,452
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   7,477,482
    Improvements, etc................................     998,864
    Other............................................           0
                                                      -----------
                                                                 $  8,476,346
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$135,349,798
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     102,413
    Other............................................           0
                                                      -----------
                                                                 $    102,413
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$135,452,211
                                                                  ===========
















                                           - F-81 -

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

  Current year expense..................................$4,646,907
                                                         ---------

Balance at close of period - 3/31/95..............................$ 9,992,227
                                                                   ==========

  Current year expense..................................$5,445,282
                                                         ---------

Balance at close of period - 3/31/96..............................$15,437,509


  Current year expense..................................$4,587,940
                                                         ---------

Balance at close of period - 3/31/97..............................$20,025,449
                                                                   ==========
















                                           - F-82 -


                                    Boston Capital Tax Credit Fund III L.P.- Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                            Initial         capitalized     Gross amount at which
                         cost to company      costs**     carried at close of period
                         ---------------    -----------  -----------------------------
                                  Buildings                          Buildings                  Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-                   Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements      Total      ciation  Date    Date  Life
------------------------------------------------------------------------------------------------------------------------------
1413 Leaven
Worth     1,633,327      8,000    2,927,089     455,610      8,000    3,382,699    3,390,699     506,888   3/93  12/92  5-27.5

Anson     1,292,673     40,202    1,683,348           0     40,202    1,683,348    1,723,550     165,948   9/93  12/92  10-40

Aztec II  1,021,549    115,000    1,299,311       1,369    115,000    1,300,680    1,415,680     222,695   5/93   5/93  5-27.5

Bentonia
Elderly     846,603     21,000      678,677     383,880     21,000    1,062,557    1,083,557      93,059   2/94   7/93  5-27.5

Bernice
Villa       967,583     37,000    1,204,665         238     37,000    1,204,903    1,241,903     103,673  10/93   5/93  5-40

Blairsville
Rental I    758,885     58,377      866,980      40,526     35,000      907,506      942,506      75,626   9/94  12/92  5-27.5

Blairsville
Rental II   742,836     84,359      804,895      60,360     49,500      865,255      914,755      74,617  7/94  12/92  5-27.5

Blowing
Rock        513,727     47,500      663,473         686     47,500      664,159      711,659      52,442  11/94  12/93  5-27.5
                                                           - F-83 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**        carried at close of period
                          ---------------   -----------     -----------------------------
                                  Buildings                          Buildings                 Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-                  Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements       Total    ciation   Date    Date  Life
------------------------------------------------------------------------------------------------------------------------------
Branson
Chris-
tian I    1,554,682    163,350    2,990,564       1,026    163,350    2,991,590    3,154,940     342,315   6/94   3/94  5-27.5

Branson
Chris-
tian II   1,127,842          0    2,497,066      33,401          0    2,530,467    2,530,467     267,670   8/94   7/94  5-27.5

Butler
Rental      757,892          0      937,495      15,782          0      953,277      953,277     117,477  9/93  12/92  7-27.5

Canter-
field       771,568     48,000      934,169       1,163     48,000      935,332      983,332     153,292   1/93  11/92  5-27.5

Cape Ann    585,086     18,000    1,833,366      51,824     18,000    1,885,190    1,903,190     228,509  12/93   1/93  7-31.5

Cass
Partners    313,744     45,250    2,026,740           0     45,250    2,026,740    2,071,990     163,380  12/93  12/93  5-27.5

Cedar
Trace       507,133     18,000      639,500       2,925     18,000      642,425      660,425     111,377   7/93  10/92  5-27.5

Concord
Assoc.    1,139,214     61,532    1,223,133      117,640    61,532     1,340,773   1,402,305     232,281   2/93  2/93  5-27.5

                                                          - F-84 -
                                    Boston Capital Tax Credit Fund III L.P.- Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                            Initial         capitalized       Gross amount at which
                         cost to company      costs**       carried at close of period
                         ---------------    -----------    -----------------------------
                                Buildings                            Buildings                  Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-                   Depre-   struct uired  ciation
Description  brances     Land   provements     ments         Land    provements      Total      ciation  Date   Date   Life
------------------------------------------------------------------------------------------------------------------------------
Clymer Park
Assoc     1,445,104     35,800    1,831,813            0    35,800     1,831,813   1,867,613     141,841   11/94 12/92  5-27.5

Cumberland
Wood      1,457,998    114,449    1,780,622       59,361   113,625     1,839,983   1,953,608     107,936   10/94  12/93  6-40

Davenport
Housing   3,131,544    223,889    6,598,309      25,630    223,889    6,623,939    6,847,828     857,325   2/94  10/93  7-27.5

Deer Run    719,606     30,000    1,536,783           0     30,000    1,536,783    1,566,783     224,441   3/93   8/93  5-27.5

Eastman
Elderly   1,187,160     80,000    1,428,172      23,947     36,900    1,452,119    1,489,019     178,054  10/93  12/92  5-27.5

Fairmeadow
Apts.       888,116     53,296    1,184,327      39,079     53,296    1,223,406    1,276,702     104,825   7/93   1/93  5-27.5

Falcon
Ridge     1,052,571     25,000    1,332,798      19,150     25,000    1,351,948    1,376,948      71,538   1/95   4/94  5-27.5

Gibson      914,089     30,290    1,138,786         350     30,290    1,139,136    1,169,426     132,418   6/93  12/92  5-27.5

                                                          - F-85 -

                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                               Subsequent
                            Initial          capitalized       Gross amount at which
                         cost to company       costs**       carried at close of period
                         ---------------     -----------    -----------------------------
                                 Buildings                            Buildings                 Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-                  Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements       Total     ciation  Date    Date  Life
------------------------------------------------------------------------------------------------------------------------------
Greenfield  535,408     25,000      649,793           0     25,000      649,793      674,793     121,773   5/93   1/93  7-27.5

Greenwood 1,483,607     62,076    1,480,776     336,322     62,076    1,817,098    1,879,174     267,643  10/93  11/93  5-27.5

Harmony
House     1,482,213     57,000    1,764,438      14,574     57,000    1,779,012    1,836,012     191,453   7/93  11/92  5-27.5

Haynes
House     3,495,929    685,381    5,956,903   2,252,686    674,499    8,209,589    8,884,088     411,904   u/c    8/94  12-40

Holly Tree  889,327     58,900    1,069,733       5,446     58,900    1,075,179    1,134,079     175,296   2/93  11/92  5-27.5

Idabel
Prop.     1,393,760     50,000    1,791,971           0     50,000    1,791,971    1,841,971     260,304  12/93   4/93  5-25.5

Isola
Square      974,908     22,300      250,691     972,885     22,300    1,223,576    1,245,876      86,717   4/94  11/93  7-40

Joiner
Elderly     825,160     47,719    1,026,013           0     47,719    1,026,013    1,073,732     161,735   6/93   1/93  5-40

Lawrenceville
Manor     1,424,777     61,370    1,660,796         803     61,370    1,661,600    1,722,970     182,889   7/94   2/94  5-27.5


                                                          - F-86 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                             Subsequent
                              Initial       capitalized        Gross amount at which
                           cost to company    costs**       carried at close of period
                           ---------------  -----------    -----------------------------
                                  Buildings                          Buildings                  Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-                   Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements       Total     ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
Lawtell
Manor       935,317     45,000    1,201,948       7,850     45,000    1,209,798    1,254,798     109,486   8/93   4/93  7-40

Logan
Lane      1,304,434     54,000    1,602,465       2,962     54,000    1,605,427    1,659,427     253,349   3/93   9/92  5-27.5

Mariners
Pointe
I &II     4,003,292    170,020    7,548,131      34,596    170,020    7,582,727    7,752,747   1,149,833  8/93  12/92  7-27.5

Meadows of
Southgate 2,338,538    252,000    4,575,879           0    252,000    4,575,879    4,827,879     268,116   5/94  7/93  12-40

Mendota
Village   1,987,883    136,140    2,421,001           0    136,140    2,421,001    2,557,141     200,501   5/93  12/92  5-50

Midcity   3,140,774     15,058    6,611,666       4,800     15,058    6,616,466    6,631,524     591,191   6/94   9/93  5-27.5

Newport
Housing   1,259,482    160,000    1,405,411      (3,274)   160,000    1,402,137    1,562,137     129,146  10/93   2/93  5-27.5

Newport
Manor       963,498     31,908    1,175,109      26,161     31,908    1,201,270    1,233,178     106,918  12/93   9/93  5-40


                                                           - F-87 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements     Total       ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Palantine
LP        1,439,175     37,400    1,785,282         854     37,400    1,786,136    1,823,536     216,195   5/94   5/94  5-27.5

Riviera
Apts.     1,717,110    100,000    2,979,700     579,524    132,400    3,559,224    3,691,624     405,930  12/93  12/92  5-27.5

Sable
Chase     5,220,944    502,774   12,248,475       9,118    502,774   12,257,593   12,760,367   1,201,638  12/94  12/93  7-27.5

St.Croix
Commons   1,129,146     44,681    2,607,046    (666,994)    44,681    1,940,052    1,984,733     199,940  12/94  10/94  5-27.5

St. Joseph
SQ          964,859     37,500    1,167,702         473     37,500    1,168,175    1,205,675     104,191   9/93   5/93  5-40

Simmes-
port        956,744     60,000    1,171,005         772     60,000    1,171,777    1,231,777     108,976   6/93   4/93  7-40

Stony-
Ground    1,440,543    127,380    1,794,961      (3,650)   129,005    1,791,311    1,920,316     271,786   6/93  12/92  5-27.5

Summers-
ville       624,702     20,000      774,259           0     20,000      774,259      794,259     144,240   6/93   5/93  5-27.5

                                                           - F-88 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements     Total       ciation  Date    Date    Life
-----------------------------------------------------------------------------------------------------------------------------
Talbot
Village     684,816     22,300      883,494          42     22,300      833,536      855,836     130,644   4/93   8/92  5-27.5

Tchula
Elderly     838,860     20,000    1,071,899       1,332     20,000    1,073,231    1,093,231     104,569  12/93   7/93  5-27.5

Toulumne
City      1,606,725    190,000    1,912,157           0    190,000    1,912,157    2,102,157     144,441   8/93  12/92  5-50

Turtle
Creek       854,522     23,141    1,113,511       2,485     23,141    1,115,996    1,139,137     175,359  10/93   5/93  7-40

Twin Oaks
Assoc.    1,478,071     45,000    1,776,674       7,868     45,000    1,784,542    1,829,542     178,224   9/93  12/92  5-27.5

Victoria
Pointe    1,450,728    153,865    1,437,570     352,716    128,900    1,790,286    1,919,186     143,997   1/95  10/94  5-27.5

Viste Linda
Apts.     2,513,808    143,253    2,961,671         898    143,253    2,962,569    3,105,822     373,093  12/93   1/93  5-27.5

Wakefield
Housing   1,268,043     88,564    1,480,003       1,399     88,564    1,481,402    1,569,966     163,934   2/93   9/92  10-40

                                                           - F-89 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                             Subsequent
                             Initial        capitalized        Gross amount at which
                          cost to company     costs**         carried at close of period
                          ---------------   -----------      -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-                   Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements       Total     ciation  Date    Date    Life
------------------------------------------------------------------------------------------------------------------------------
West End
Manor       995,844     52,300    1,188,913       (298)     52,300    1,188,615    1,240,915     183,687   5/93   5/93  5-27.5

Westchester
Oak Grove 1,239,211     38,010    2,281,529     40,049      35,000    2,321,578    2,356,578     411,482   4/93  12/92  5-27.5

Westchester
St. Joe   1,683,311    100,000    3,211,620     63,427     100,000    3,275,047    3,375,047     525,372   6/93   7/93  5-27.5

Westville
Prop.       725,358     25,000      912,139          0      25,000      912,139      937,139     147,127   7/93   2/93  5-25

Wilcox Inv.
Group     1,112,794     58,500    1,376,329          0      58,500    1,376,329    1,434,829     112,982   6/93   1/93  7-50

Woodlands
Apts        931,255     30,000      668,555    532,209      30,000    1,200,764    1,230,764      90,671   2/95   9/94  5-27.5
         ----------  ---------  ----------- ----------   ---------  -----------  -----------  ----------
         84,645,408  5,211,834  128,989,299  5,911,982   5,104,842  134,901,282  140,006,124  14,936,359
         ==========  =========  =========== ==========   =========  ===========  ===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.
                                                         - F-90 -

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
                                                                  -----------
Balance at close of period - 03/31/95............................$136,983,119

                                           - F-91 -
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 16

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/95............................$136,983,119
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................     106,204
    Improvements, etc................................   5,007,023
    Other............................................           0
                                                      -----------
                                                                 $    106,204
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................    (675,394)
                                                      -----------
                                                                 $   (675,394)
                                                                  -----------
Balance at close of period - 03/31/96............................$141,420,952
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      97,846
    Other............................................           0
                                                      -----------
                                                                 $     97,846
 Deductions during period:
    Cost of real estate sold.........................$ (1,512,675)
    Other............................................           0
                                                      -----------
                                                                 $ (1,512,675)
                                                                  -----------
Balance at close of period - 03/31/97............................$140,006,124
                                                                  ===========

















                                        - F-92 -
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

  Current year additions*...............................$3,630,765
                                                         ---------

Balance at close of period - 3/31/95..............................$ 4,978,571
                                                                   ==========

  Current year additions*...............................$5,098,416
                                                         ---------

Balance at close of period - 3/31/96..............................$10,076,987

  Current year additions*...............................$4,859,372
                                                         ---------

Balance at close of period - 3/31/97..............................$14,936,359
                                                                   ==========

*-Total includes current year expense and amounts capatalized to building basis.















                                       - F-93 -



                                    Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                           Buildings                  Accum.   Con-    Acq-   Depre-
             Encum-              and im-      Improve-               and im-                   Depre-   struct  uired  ciation
Description  brances     Land   provements      ments       Land    provements       Total     ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Annadale
Housing   4,543,744    226,000   12,180,150           0    226,000   12,180,150   12,406,150   1,396,814      -      -       -

Artesia
Prop.     1,429,409     30,730    1,865,231       1,115     30,730    1,866,346    1,897,076     197,650   9/94   9/94  5-27.5

Aspen
Ridge       888,302     36,000    2,004,059        (939)    36,000    2,003,120    2,039,120     275,267  11/93   9/93  5-27.5

Bladen-
boro      1,021,728     16,000    1,213,015     (27,474)    16,000    1,185,541    1,201,541      71,813   7/95   3/95  5-27.5

Brewer
St.       1,210,441          0    2,296,514      14,880          0    2,311,394    2,311,394     348,595   7/93   6/93  5-27.5

Briarwood
Apts.       920,368     38,500       20,850   1,203,704     38,952    1,224,554    1,263,506      71,582   7/93   6/93  5-27.5

Briarwood
Village   1,135,894     42,594    1,418,259           0     42,594    1,418,259    1,460,853     159,812   5/94  10/93  5-27.5


                                                          - F-94 -


                                    Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                          Buildings                  Accum.    Con-   Acq-   Depre-
             Encum-               and im-      Improve-              and im-                   Depre-    struct uired  ciation
Description  brances   Land      provements     ments       Land    provements       Total     ciation   Date   Date   Life
------------------------------------------------------------------------------------------------------------------------------
Briarwood
Dekalb    1,605,843     96,000    2,943,443      15,207     96,000    2,958,650    3,054,650     226,990   6/94  10/93  5-40

Cairo
Housing   1,076,324     17,000    1,309,062        (873)    17,000    1,308,189    1,325,189     204,758   4/93   5/93  7-27.5

California
Inv  VI   3,968,211    400,000    7,446,261       1,586    400,000    7,447,847    7,847,847   1,619,446   5/89   1/94  5-27.5

California
Inv VII   9,004,859    803,050   25,913,966     236,129    803,050   26,150,095   26,953,145   2,178,132  12/93  12/93  5-27.5

Cambridge
YMCA      2,638,126     95,200    5,135,233       2,141     95,200    5,137,374    5,232,574     713,026  12/93   4/93  5-27.5

Caneyville
Prop.       481,070     36,000      601,775     (13,800)    36,000      587,975      623,975      92,910   4/93   5/93  5-27.5

Clinton
Estates     742,356     47,533      891,872           0     47,533      891,872      939,405      87,981  12/94  12/94  5-27.5

Cloverport
Prop.       761,938     21,500      947,659      (7,038)    21,500      940,621      962,121     140,135   7/93   4/93  5-27.5

College
Green     3,791,301    225,000    6,774,847      37,748    225,000    6,812,595    7,037,595     434,810   8/95   3/95  5-27.5
                                                          - F-95 -
                                    Boston Capital Tax Credit Fund III L.P.- Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                          Buildings                  Accum.    Con-   Acq-  Depre-
             Encum-               and im-      Improve-              and im-                   Depre-    struct uired ciation
Description  brances    Land     provements     ments       Land    provements       Total     ciation   Date   Date  Life
------------------------------------------------------------------------------------------------------------------------------
Croften
Assoc.      810,301     46,511      961,097           0     46,511      961,097    1,007,608      85,972   3/93   4/93  5-27.5

Cypress
Point     2,956,048    265,000    4,794,440      16,572    265,000    4,811,012    5,076,012     303,985  12/94   2/94  5-27.5

Deerwood
Villlage    640,514     29,138      804,512           0     29,138      804,512      833,650      83,080   7/94   2/94  5-27.5

Doyle
Village   1,176,673    100,000    1,435,520           0    100,000    1,435,520    1,535,520     160,635   4/94   9/93  5-27.5

Gallaway
Assoc.    1,062,724     35,600    1,307,158       2,092     35,600    1,309,250    1,344,850     114,548   5/93   4/93  5-27.5

Glen-
Ridge     2,056,548    350,000    2,208,213           0    350,000    2,208,213    2,558,213     174,774   6/94   6/94  5-27.5

Green
Acres     1,232,302    173,447    1,366,874           0    173,447    1,366,874    1,540,321     151,328   1/95  11/94  5-27.5

Greenwood
Place     1,065,623     44,400      299,685   1,119,901     44,400    1,419,586    1,463,986      84,649   8/94  11/93  7-40

Hackley
Barclay   3,803,078    174,841    4,603,493     301,622    175,000    4,905,115    5,080,115     480,556  12/94  12/93  5-27.5
                                                          - F-96 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                             Initial         capitalized       Gross amount at which
                          cost to company      costs**       carried at close of period
                          ---------------    -----------    -----------------------------
                                Buildings                            Buildings                 Accum.   Con-    Acq-   Depre-
             Encum-              and im-       Improve-                and im-                 Depre-   struct  uired  ciation
Description  brances   Land     provements      ments      Land      provements       Total    ciation  Date    Date   Life
------------------------------------------------------------------------------------------------------------------------------
Henson
Creek     4,038,834    945,000    7,971,879       6,649    945,000    7,978,528    8,923,528     605,432   4/94   5/93  5-27.5

Hickman
Assoc.      543,802     24,000      673,642           0     24,000      673,642      697,642      51,364  12/93  11/93  5-27.5

Houston
Village     675,389     11,500      850,901           0     11,500      850,901      862,401      96,808   5/94  12/93  5-27.5

Ivywood   3,088,640    290,542    5,712,656      10,661    290,542    5,723,317    6,013,859     813,202  10/93   6/93  5-27.5

Jonestown
Manor       872,018          0      311,764     930,552     36,900    1,242,316    1,279,216      67,839  12/94  12/93  7-40

Largo
Center    3,892,268  1,012,500    7,262,001      20,000  1,012,500    7,282,001    8,294,501     494,459   6/94   3/93  5-27.5

Lee
Terrace   1,495,907     93,246        4,573   1,701,982     93,246    1,706,555    1,799,802     147,526  12/94   2/94  5-27.5

Midland     999,723     60,000    2,422,788       1,565     60,000    2,424,353    2,484,353     220,537   6/94   9/93  5-27.5

Mount
Vernon    2,335,842    200,000    3,141,984     (87,232)   200,000    3,054,752    3,254,752     263,602  12/88   2/89  5-27.5


                                                          - F-97 -
                                   Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                             Initial         capitalized       Gross amount at which
                          cost to company      costs**       carried at close of period
                          ---------------    -----------    -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-                   Depre-   struct  uired ciation
Description  brances     Land    provements      ments       Land    provements      Total      ciation  Date    Date  Life
------------------------------------------------------------------------------------------------------------------------------
Oakwood
of Bennet-
sville      882,841     60,000    1,074,857       2,524     60,000    1,077,381    1,137,381     153,550  12/93   9/93  5-27.5

Opelousas
Point     1,399,414     50,000      559,121   1,360,823     50,000    1,919,944    1,969,944     143,073   3/94   1/93  5-27.5

Palmetto
Villas    1,621,942     60,724    2,034,151           0     60,724    2,034,151    2,094,875     203,424   4/94   5/94  5-27.5

Park
Place II  1,183,754    112,000    1,408,102           1    112,000    1,408,103    1,520,103     163,265   4/94   2/94  7-27.5

Pinehurst   812,347     24,000    1,033,022      31,892     24,000    1,064,914    1,088,914     131,822   2/94   2/94  5-27.5

Quail
Village     887,250     30,450    1,060,273       2,468     30,450    1,062,741    1,093,191     108,447   2/94   9/93  7-27.5

Sea
Breeze    1,240,666     94,000    1,515,733           0     94,000    1,515,733    1,609,733     124,685   1/95   3/94  5-27.5

Shawnee
Village   1,260,000    182,786    2,347,227      17,532    182,786    2,364,759    2,547,545     416,718  10/92   2/93  7-27.5

Sixth
St. Apts  2,346,480    151,687    1,123,504   3,189,685    162,687    4,313,189    4,475,876     286,287  12/94  12/93  5-27.5
                                                       -F-98-
                                    Boston Capital Tax Credit Fund III L.P. - Series 17
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                              Subsequent
                             Initial         capitalized       Gross amount at which
                          cost to company      costs**       carried at close of period
                          ---------------    -----------    -----------------------------
                                 Buildings                           Buildings                  Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-                   Depre-   struct  uired ciation
Description  brances     Land    provements      ments       Land    provements      Total      ciation  Date    Date  Life
------------------------------------------------------------------------------------------------------------------------------
Skowhegan
Housing   1,725,054    100,000    2,121,472      43,625    100,000    2,165,097    2,265,097     218,374   6/94   9/93  5-27.5

Soledad   1,969,082    340,000    2,005,222           0    340,000    2,005,222    2,345,222     134,540   1/94  10/96  5-50

Sugarwood
Park      3,573,147    281,875    5,949,680       1,697    281,875    5,951,377    6,233,252     422,500   7/95   4/94  5-27.5

Voorhees-
ville     1,106,702     74,600    1,254,914       4,003     74,600    1,258,917    1,333,517     185,287   5/93   7/93  7-27.5

Waynesburg
Housing   1,503,621    169,200    2,113,822      49,846     18,100    2,163,668    2,181,768      75,496  12/95   7/94  5-27.5

White
Castle      780,073     84,800      948,687         810     84,800      949,497    1,034,297      93,781   5/94   6/94  27.5
         ----------  ---------  -----------  ----------  ---------  -----------  -----------  ----------
         90,258,521  7,802,954  145,645,163  10,191,656  7,700,365  155,836,819  163,537,185  16,314,910
         ==========  =========  ===========  ==========  =========  ===========  ===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.
                                                          - F-99 -

Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 58,662,502
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 58,662,582

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 58,662,502
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 31,044,766
    Improvements, etc................................. 39,965,487
    Other.............................................          0
                                                       ----------
                                                                 $ 71,010,253

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/95............................$129,646,075

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   9,769,183
    Improvements, etc................................  11,596,518
    Other............................................           0
                                                      -----------
                                                                 $ 21,365,701
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................    (13,800)
                                                      -----------
                                                                 $    (13,800)
                                                                  -----------
Balance at close of period - 03/31/96............................$150,997,976
                                             - F-100 -
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96............................$150,997,976
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................  12,406,150
    Improvements, etc................................     133,058
    Other............................................           0
                                                      -----------
                                                                 $ 12,539,208
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$163,537,185
                                                                  ===========





























                                             - F-101 -
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

  Current year expense..................................$4,342,560
                                                         ---------

Balance at close of period - 3/31/95..............................$ 5,069,902

  Current year expense..................................$4,963,158
                                                         ---------

Balance at close of period - 3/31/96..............................$10,033,060

  Current year expense..................................$6,281,850
                                                         ---------

Balance at close of period - 3/31/97..............................$16,314,910
                                                                   ==========
























                                              - F-102 -



                                    Boston Capital Tax Credit Fund III L.P. - Series 18
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings                 Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-                   Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provements      Total     ciation   Date    Date   Life
---------------------------------------------------------------------------------------------------------------------------
Arch Devel-
opment     2,771,622   107,387  6,724,849     19,132    107,387   6,743,981    6,851,368    520,657  12/94   4/94   7-27.5

Aurora LP  1,422,546    65,000  1,704,709      2,517     65,000   1,707,226    1,772,226    260,939   9/93   6,93   5-27.5

Bear Creek
of Naples  4,967,259   488,011  8,884,145      1,722    491,639   8,885,867    9,377,506    865,623   4/95   3/94   5-27.5

Chatham LP 1,436,031    75,000  1,727,394      4,634     75,000   1,732,028    1,807,028    245,599  12/93   1/94   5-27.5

Chelsea
Square       301,393    21,000    939,281          0     21,000     939,281      960,281     61,280  12/94   8/94   7-34

Clarke
School     2,561,998   200,000  5,493,464    226,170    200,000   5,719,634    5,919,634    293,661  12/94  12/94   5-27.5

Ellijay
Rental       827,488    48,000  1,000,609          0     48,000   1,000,609    1,048,609     50,030   1/95   1/94   40

Evergreen
Hills      2,832,672   157,537  4,337,312    561,968    157,537   4,899,280    5,056,817    534,892   1/95   8/94   5-27.5

                                                        - F-103 -


                                    Boston Capital Tax Credit Fund III L.P. - Series 18
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                  Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements     Total     ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Glen
Place      1,249,800    60,610  3,489,218   (171,258)    60,610   3,317,960    3,378,570    305,559   6/94   4/94   5-27.5

Harris
Housing    1,340,429   200,000    266,624  2,513,186    160,000   2,779,810    2,939,810     78,664  11/95   6/94   5-27.5

Humboldt I   710,376    40,191    845,252          0     40,191     845,252      885,443     66,845   4/95   8/94   5-27.5

Jackson
Housing      868,707    30,250  1,080,272    (10,648)    30,250   1,069,624    1,099,874     99,459   6/94   1/94   5-27.5

Lakeview
Meadows II 1,642,076    88,920  2,775,712          0     88,920   2,775,712    2,864,632    182,602   5/94   8/93   5-27.5

Lanthrop
Properties   746,947    34,800    931,788      1,654     34,800     933,442      968,242    112,444   5/94   4/94   5-27.5

Leesville
Elderly    1,268,354   144,000  2,018,242          0    144,000   2,018,242    2,162,242    128,802   6/94   6/94   7-40

Lockport
Elderly      994,779   125,000  1,524,202          0    125,000   1,524,202    1,649,202     88,084   9/94   7/94   5-27.5

Maple Leaf
Apts.      1,155,850    22,860  1,355,390      7,866     22,860   1,363,256    1,386,116     78,894  12/94   8/94   5-27.5

                                                       - F-104 -


                                     Boston Capital Tax Credit Fund III L.P. - Series 18
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation  Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Marengo
Park         735,876    50,010    886,695          0     50,010     886,695      936,705    111,008   3/94  10/93   5-27.5

Natchitoches
Elderly      969,552    50,000  1,634,279     10,000     50,000   1,644,279    1,694,279     84,155  12/94   6/94   7-40

Newton I     813,387    57,500    979,345          0     57,500     979,345    1,036,845     95,112   9/94  11/93   5-27.5

Oskaloosa I  485,330    32,000    589,423        476     32,000     589,899      621,899     56,464   9/94  11/93   5-27.5

Parvins LP   876,286    41,508  1,741,048      4,742     41,508   1,745,790    1,787,298    216,147  11/93   8/93   5-27.5

Peach
Tree LP    1,492,898   157,027  1,617,470      2,306    157,027   1,619,776    1,776,803    276,286   7/93   1/94   5-27.5

Ponderosa
Meadows    1,498,659    82,454  1,903,972      3,281     82,454   1,907,253    1,989,707     139,196  5/94   3/94   5-27.5

Preston
Wood       1,280,350    66,000  2,515,136          0     66,000   2,515,136    2,581,136    254,222  12/94  12/93   5-27.5

Richmond
Manor      1,050,188    54,944  1,285,522        265     54,944   1,285,787    1,340,731    155,756   6/94   6/94   5-27.5

Rio
Grande     2,294,897    96,480  2,999,680      3,506     96,480   3,003,186    3,099,666    223,567   5/94   6/94   5-27.5
                                                       - F-105 -


                                     Boston Capital Tax Credit Fund III L.P.- Series 18
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation  Date    Date   Life
---------------------------------------------------------------------------------------------------------------------------
Ripley
Housing      507,010    14,000    646,850      4,799     14,000     651,649      665,649     41,466   7/94   1/94   5-40

San Joaquin
Entpr. III 1,841,293    55,000  2,463,181          0     55,000   2,463,181    2,518,181    112,100  12/94   3/94   5-50

Troy Est.    701,094    45,000    826,432      8,633     45,000     835,065      880,065    112,433   1/94  12/93   5-27.5

Virginia
Avenue     1,372,124   121,238  3,510,339      5,299    121,238   3,515,638    3,636,876    326,179  10/94  10/94   5-27.5

Vista Loma 1,493,214   267,612  1,600,128     17,602    267,612   1,617,730    1,885,342    103,614   9/94   5/94   5-27.5

Vivian
Elderly    1,007,559    45,000  1,668,938          0     45,000   1,668,938    1,713,938     95,992   9/94   7/94   7-40

Westminister
Meadows    2,112,848   250,000  3,605,890      5,880    250,000   3,611,770    3,861,770    408,599  11/94  12/93   5-27.5
          ---------- --------- ----------  ---------  ---------  ----------   ----------  ---------
          47,630,892 3,394,339 75,572,791  3,223,732  3,357,967  78,796,523   82,154,490  6,786,330
          ========== ========= ==========  =========  =========  ==========   ==========  =========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31,
1996.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.
                                                      - F-106 -


Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93.......................$          0

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................  4,002,185
    Improvements, etc..............................          0
    Other..........................................          0
                                                    ----------
                                                              $  4,002,185

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------

Balance at close of period - 03/31/94.........................$  4,002,185
  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions............................. 42,200,169
    Improvements, etc.............................. 19,531,960
    Other..........................................          0
                                                    ----------
                                                              $ 61,732,129

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/95.........................$ 65,734,314
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................  16,282,424
    Other..........................................           0
                                                    -----------
                                                               $ 16,282,424
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,016,738
                                          - F-107 -
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96............................$ 82,016,738
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     137,752
    Other............................................           0
                                                      -----------
                                                                 $    137,752
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 82,154,490
                                                                  ===========






























                                          - F-108 -
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

  Current year expense..................................$2,835,031
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,785,515

  Current year expense..................................$3,000,815
                                                         ---------

Balance at close of period - 3/31/97..............................$ 6,786,330
                                                                   ==========

























                                          - F-109 -

                                    Boston Capital Tax Credit Fund III L.P. -  Series 19
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                Buildings                        Buildings                  Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-                    Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provements      Total      ciation   Date    Date   Life
---------------------------------------------------------------------------------------------------------------------------
Ankeney
Housing    4,144,384   217,500  8,144,577     67,090    217,500   8,211,667    8,429,167     439,174   3/95   8/94   10-40

Carrollton
Villa      1,315,865    60,015  2,682,843    (36,705)    60,015   2,646,138    2,706,153     234,981   3/95   6/94   5-27.5

Clarke
School     2,561,998   200,000  5,493,464    226,170    200,000   5,719,634    5,919,634     293,661  12/94  12/94   12-40

Forest
Associates   666,962    13,900    396,391    459,318     13,900     855,709      869,609     325,830   3/78   4/95   5-27.5

Garden Gate,
Ft. Worth  5,882,264   678,867  2,532,572  6,342,121    678,867   8,874,693    9,553,560     606,819   5/95   5/95   5-27.5

Garden Gate,
Plano      7,379,150   689,318    844,673  8,463,933    689,318   9,308,606    9,997,924     630,002   3/95   2/94   5-27.5

Hebbronville
Apts.        522,191    50,711    650,002          0     50,711     650,002      700,713      44,525   4/94  12/93   7-40

Hollister
Inv. Group 1,747,061   400,000  1,906,641    (62,130)   400,000   1,844,511    2,244,511      62,241   5/95   3/95   5-50
                                                      - F-110 -
                                    Boston Capital Tax Credit Fund III L.P. - Series 19
                                  Schedule III - Real Estate and Accumulated Depreciation
                                                     March 31, 1997
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of period
                          ---------------  -----------  -----------------------------
                                 Buildings                        Buildings               Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-                 Depre-    struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements     Total    ciation   Date    Date    Life
---------------------------------------------------------------------------------------------------------------------------
Holts Summit
Square     1,320,544   110,373    524,966  2,033,800    110,373   2,558,766    2,669,139     232,489  12/94   6/94   5-27.5

Independence
Properties   860,855    38,500    503,166    517,210     38,500   1,020,376    1,058,876      73,502  12/94   6/94   5-40

Jefferson
Square     2,568,896   385,000  4,548,650        953    385,000   4,549,603    4,934,603     219,175   8/95   5/94   5-27.5

Jenny Lynn
Properties   808,393    65,000    958,809      7,000     65,000     965,809    1,030,809      90,367   9/94   1/94   5-27.5

Jeremy
Associates 3,682,888   522,890  6,954,516          0    522,890   6,954,516    7,477,406     113,288  12/95   6/96   5-27.5

Lone Star
Senior       617,540    20,492    835,453          0     20,492     835,453      855,945      53,731   5/94  12/93   7-40

Madison
L.P.         654,071    42,707    810,978          0     32,500     810,978      843,478      72,686  10/94  12/93   5-27.5

Manasura
Villa        970,372    20,254    301,687    990,944     25,000   1,292,631    1,317,631      45,086   8/95   5/94   5-27.5

Martindale
Apts.        687,611    40,270    861,032          0     40,270     861,032      901,302      63,766   1/94  12/93   7-40
                                                      - F-111 -
                                     Boston Capital Tax Credit Fund III L.P. - Series 19
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation   Date   Date   Life
---------------------------------------------------------------------------------------------------------------------------
Munford
Village      766,822    24,800    980,102        229     24,800     980,331    1,005,131      71,726   4/94  10/93   5-40

Northpointe
LP         4,788,505   371,000  9,834,451       1377    371,000   9,835,828   10,206,828     396,701   6/95   7/94   5-27.5

Sahale
Heights      863,752    72,000  1,062,350        110     72,000   1,062,460    1,134,460     109,462   6/94   1/94   5-27.5

Sherwood
Knoll        783,096    45,000    963,996       3097     45,000     967,093    1,012,093      71,921   4/94  10/93   5-40

Sugarwood
Park       3,573,147   281,875  5,949,680       1697    281,875   5,951,377    6,233,252     422,500   7/95   4/94   5-27.5

Summerset
Housing      942,924    68,665  1,160,825    (25,664)    68,665   1,135,161    1,203,826      44,970  11/95   1/94   7-27.5

Vista's
Associates 4,616,561   831,600  7,055,338      5,229    831,600   7,060,567    7,892,167     420,763   1/95  12/93   5-27.5

Wedgewood
Lane       1,004,645    85,000  1,106,604      5,050     85,000   1,111,654    1,196,654      77,339   9/94   6/94   5-40


                                                            - F-112 -
                                     Boston Capital Tax Credit Fund III L.P. - Series 19
                                   Schedule III - Real Estate and Accumulated Depreciation
                                                      March 31, 1997
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings                Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-                 Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements      Total    ciation   Date   Date   Life
---------------------------------------------------------------------------------------------------------------------------
Willowood
Park       4,282,021   511,051  6,867,791    134,990    511,051   7,002,781    7,513,832     671,497  12/94  11/93   5-27.5
          ---------- --------- ---------- ----------  ---------  ----------   ----------   ---------
          58,012,518 5,519,041 73,931,557 19,135,820  5,841,327  93,067,377   98,908,704   5,888,202
          ========== ========= ========== ==========  =========  ==========   ==========   =========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December
31, 1996.
*Decrease due to a reallocation of acquisition costs.
There were no carrying costs as of December 31, 1996.  The column has been omitted for presentation purposes.



                                                            - F-113 -
/TABLE

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
                                                                -----------
Balance at close of period - 03/31/96..........................$ 99,681,701

                                          - F-114 -
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 19

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96............................$ 99,861,701
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   7,477,406
    Improvements, etc................................     594,800
    Other............................................           0
                                                      -----------
                                                                 $  8,072,206
 Deductions during period:
    Cost of real estate sold.........................$ (8,720,704)
    Other............................................    (124,499)
                                                      -----------
                                                                 $ (8,845,203)
                                                                  -----------
Balance at close of period - 03/31/97............................$ 98,908,704
                                                                  ===========




























                                          - F-115 -
Notes to Schedule III - Continued
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

  Current year expense..................................$2,779,948
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,296,345

  Current year expense..................................$2,591,856
                                                         ---------

Balance at close of period - 3/31/97..............................$ 5,888,202
                                                                   ==========
























                                         - F-116 -