Form 10-Q
period 1997-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1997-08-20
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30,1997
                                     ------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                              June 30,             March 31,
                                                1997                 1997
                                             (Unaudited)           (Audited)
ASSETS                                      ------------         ------------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $130,854,297        $134,386,913

OTHER ASSETS
Cash and cash equivalents                      3,720,206           3,925,706
Investments                                    1,343,447           1,393,309
Notes receivable                               2,081,333           2,081,333
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,740,585           1,757,808
Organization costs, net of
  accumulated amortization (Note B)              181,902             220,083
Other assets                                   2,085,366           2,080,483
                                             -----------         -----------
                                            $142,007,136        $145,845,635
                                             ===========         ===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $      9,797        $      4,681
Accounts payable affiliates                    7,236,282           6,579,726
Capital contributions payable (Note D)         3,423,419           3,765,854
                                             -----------         -----------
                                              10,669,498          10,350,261
                                             -----------         -----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of June 30, 1997           131,916,382         136,032,541
General Partner                                 (576,258)           (534,681)
Unrealized gain (loss)
  on securities available for sale, net           (2,486)             (2,486)
                                             -----------         -----------
                                             131,337,638         135,495,374
                                             -----------         -----------
                                            $142,007,136        $145,845,635
                                             ===========         ===========

       The accompanying notes are an integral part of these statements.
                                     1

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15
                                           ----------------------------
                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
ASSETS                                       -----------      ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $17,925,808      $18,675,081

OTHER ASSETS
Cash and cash equivalents                      101,264          246,845
Investments                                          -                -
Notes receivable                               135,000          135,000
Deferred acquisition costs,
  net of accumulated amortization (Note B)     265,419          268,047
Organization costs, net of
  accumulated amortization (Note B)                  -                -
Other assets                                   476,479          475,563
                                            ----------       ----------
                                           $18,903,970      $19,800,536
                                            ==========       ==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     1,145      $     1,144
Accounts payable affiliates                  1,949,706        1,812,693
Capital contributions payable (Note D)          34,528          178,680
                                            ----------       ----------
                                             1,985,379        1,992,517
                                            ----------       ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of June 30, 1997          17,082,076       17,962,610
General Partner                               (163,485)        (154,591)
Unrealized gain (loss) on securities
  available for sale, net                            -                -
                                            ----------       ----------
                                            16,918,591       17,808,019
                                            ----------       ----------
                                           $18,903,970      $19,800,536
                                            ==========       ==========

         The accompanying notes are an integral part of these statements.
                                     2

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16
                                            ----------------------------
                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)       (Audited)
ASSETS                                       -----------       ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $33,022,385     $33,987,844

OTHER ASSETS
Cash and cash equivalents                      1,178,120       1,183,424
Investments                                      273,390         283,537
Notes receivable                                       -               -
Deferred acquisition costs
  net of accumulated amortization (Note B)       425,509         429,721
Organization costs, net of
  accumulated amortization (Note B)               33,473          44,630
Other assets                                       9,028           8,790
                                              ----------      ----------
                                             $34,941,905     $35,937,946
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $     5,115     $         -
Accounts payable affiliates                    1,916,101       1,743,106
Capital contributions payable (Note D)           146,817         155,225
                                              ----------      ----------
                                               2,068,033       1,898,331
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of June 30, 1997            33,012,363      34,166,449
General Partner                                 (137,863)       (126,206)
Unrealized gain (loss) on securities
  available for sale, net                           (628)           (628)
                                              ----------      ----------
                                              32,873,872      34,039,615
                                              ----------      ----------
                                             $34,941,905     $35,937,946
                                              ==========      ==========

       The accompanying notes are an integral part of these statements.
                                     3

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17
                                             ----------------------------
                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)       (Audited)
ASSETS                                       -----------       ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $30,279,330     $30,804,793

OTHER ASSETS
Cash and cash equivalents                        531,118         539,185
Investments                                            -               -
Notes receivable                               1,409,982       1,409,982
Deferred acquisition costs
  net of accumulated amortization (Note B)       392,635         396,522
Organization costs, net of
  accumulated amortization (Note B)               40,601          50,533
Other assets                                   1,329,686       1,329,684
                                              ----------      ----------
                                             $33,983,352     $34,530,699
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $         -
Accounts payable affiliates                    1,742,156       1,593,932
Capital contributions payable (Note D)         1,840,259       1,844,259
                                              ----------      ----------
                                               3,582,415       3,438,191
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of June 30, 1997            30,526,607      31,211,262
General Partner                                 (125,670)       (118,754)
Unrealized gain (loss) on securities
  available for sale, net                              -               -
                                              ----------      ----------
                                              30,400,937      31,092,508
                                              ----------      ----------
                                             $33,983,352     $34,530,699
                                              ==========      ==========

      The accompanying notes are an integral part of these statements.
                                     4

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18
                                            ----------------------------
                                              June 30,         March 31,
                                                1997             1997
                                             (Unaudited)      (Audited)
ASSETS                                      ------------      ----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $22,898,136     $23,513,680

OTHER ASSETS
Cash and cash equivalents                        729,242         766,409
Investments                                      167,403         173,619
Notes receivable                                 536,351         536,351
Deferred acquisition costs,
  new of accumulated amortization (Note B)       289,129         291,983
Organization costs, net of
  accumulated amortization (Note B)               41,837          49,526
Other assets                                      43,048          41,564
                                              ----------      ----------
                                             $24,705,146     $25,373,132
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $       130     $       129
Accounts payable affiliates                      836,601         741,114
Capital contributions payable (Note D)           717,635         755,887
                                              ----------      ----------
                                               1,554,366       1,497,130
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of June 30, 1997            23,229,875      23,947,845
General Partner                                  (78,715)        (71,463)
Unrealized gain (loss) on securities
  available for sale, net                           (380)           (380)
                                              ----------      ----------
                                              23,150,780      23,876,002
                                              ----------      ----------
                                             $24,705,146     $25,373,132
                                              ==========      ==========

      The accompanying notes are an integral part of these statements.
                                     5

                 Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 19
                                            ----------------------------
                                               June 30,       March 31,
                                                1997            1997
                                             (Unaudited)      (Audited)
ASSETS                                      ------------      ----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $26,728,638     $27,405,515

OTHER ASSETS
Cash and cash equivalents                      1,180,462       1,189,843
Investments                                      902,654         936,153
Notes receivables                                      -               -
Deferred acquisition costs,
  net of accumulated amortization (Note B)       367,893         371,535
Organization costs, net of
  accumulated amortization (Note B)               65,991          75,394
Other assets                                     227,125         224,882
                                              ----------      ----------
                                             $29,472,763     $30,203,322
                                              ==========      ==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                          $     3,407     $     3,408
Accounts payable affiliates                      791,718         688,881
Capital contributions payable (Note D)           684,180         831,803
                                              ----------      ----------
                                               1,479,305       1,524,092
                                              ----------      ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of June 30, 1997            28,065,461      28,744,375
General Partner                                  (70,525)        (63,667)
Unrealized gain (loss) on securities
  available for sale, net                         (1,478)         (1,478)
                                              ----------      ----------
                                              27,993,458      28,679,230
                                              ----------      ----------
                                             $29,472,763     $30,203,322
                                              ==========      ==========

     The accompanying notes are an integral part of these statements.
                                     6

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $    40,067   $   142,134
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,532,434)   (3,861,444)
                                         ----------    ----------

Expenses
  Professional fees                          16,337        89,824
  Fund management fee (Note C)              531,208       547,465
  Amortization                               55,405        61,529
  General and administrative expenses        62,419        73,049
                                         ----------    ----------
                                            665,369       771,867
                                         ----------    ----------

  NET LOSS                              $(4,157,736)  $(4,491,177)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(4,116,159)  $(4,446,265)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (41,577)  $   (44,912)
                                         ==========    ==========

Net loss per BAC                        $      (.95)  $     ( .99)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.
                                     7

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 15
                                               -----------------------
                                                  1997          1996
                                                  ----          ----
Income
  Interest income                              $   1,593     $   2,763
                                                --------      --------

Share of loss from Operating
  Partnerships                                  (749,269)     (800,082)
                                                --------      --------

Expenses
  Professional fees                                2,962        21,689
  Fund management fee (Note C)                   125,388       119,161
  Amortization                                     2,628         9,186
  General and administrative expenses             10,774         8,152
                                                --------      --------
                                                 141,752       158,188
                                                --------      --------

  NET LOSS                                     $(889,428)    $(955,507)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(880,534)    $(945,952)
                                                ========      ========

Net loss allocated to general
  partner                                      $  (8,894)    $  (9,555)
                                                ========      ========

Net loss per BAC                               $    (.23)    $    (.24)
                                                ========      ========




        The accompanying notes are an integral part of these statements.
                                     8

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 16
                                             ------------------------
                                                  1997         1996
                                                  ----         ----
Income
  Interest income                           $     8,862   $    17,965
                                             ----------    ----------

Share of loss from Operating
  Partnerships                                 (965,282)     (930,907)
                                             ----------    ----------

Expenses
  Professional fees                               8,077        16,418
  Fund management fee (Note C)                  169,345       130,625
  Amortization                                   15,370        15,326
  General and administrative expenses            16,531        14,059
                                             ----------    ----------
                                                209,323       176,428
                                             ----------    ----------

  NET LOSS                                  $(1,165,743)  $(1,089,370)
                                             ==========    ==========

Net loss allocated to limited
  partners                                  $(1,154,086)  $(1,078,476)
                                             ==========    ==========

Net loss allocated to general
  partner                                   $   (11,657)  $   (10,894)
                                             ==========    ==========

Net loss per BAC                            $      (.21)  $      (.19)
                                             ==========    ==========




       The accompanying notes are an integral part of these statements.
                                     9

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                             (Unaudited)


                                                     SERIES 17
                                             ------------------------
                                                 1997           1996
                                                 ----           ----
Income
  Interest income                           $     4,158     $    19,141
                                             ----------      ----------

Share of loss from Operating
  Partnerships                                 (525,396)       (886,292)
                                             ----------      ----------

Expenses
  Professional fees                               1,737          27,669
  Fund management fee (Note C)                  141,843         147,980
  Amortization                                   13,820          13,820
  General and administrative expenses            12,933           9,964
                                             ----------      ----------
                                                170,333         199,433
                                             ----------      ----------

  NET LOSS                                  $  (691,571)    $(1,066,584)
                                             ==========      ==========

Net loss allocated to limited
  partners                                  $  (684,655)    $(1,055,918)
                                             ==========      ==========

Net loss allocated to general
  partner                                   $    (6,916)    $   (10,666)
                                             ==========      ==========

Net loss per BAC                            $      (.14)    $      (.21)
                                             ==========      ==========




       The accompanying notes are an integral part of these statements.
                                     10

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 18
                                               ----------------------
                                                 1997          1996
                                                 ----          ----
Income
  Interest income                             $   7,242     $  14,504
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (615,610)     (664,669)
                                               --------      --------

Expenses
  Professional fees                               1,539         9,351
  Fund management fee (Note C)                   94,632        86,826
  Amortization                                   10,542        10,542
  General and administrative expenses            10,141         9,510
                                               --------      --------
                                                116,854       116,229
                                               --------      --------

  NET LOSS                                    $(725,222)    $(766,394)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(717,970)    $(758,730)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (7,252)    $  (7,664)
                                               ========      ========

Net loss per BAC                              $    (.20)    $    (.20)
                                               ========      ========




       The accompanying notes are an integral part of these statements.
                                      11

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended June 30,
                           (Unaudited)

                                                      SERIES 19
                                               ----------------------
                                                 1997          1996
                                                 ----          ----
Income
  Interest income                             $  18,212     $  87,761
                                               --------      --------

Share of loss from Operating
  Partnerships                                 (676,877)     (579,494)
                                               --------      --------

Expenses
  Professional fees                               2,022        14,697
  Fund management fee (Note C)                        -        62,873
  Amortization                                   13,045        12,655
  General and administrative expenses            12,040        31,364
                                               --------      --------
                                                 27,107       121,589
                                               --------      --------

  NET LOSS                                    $(685,772)    $(613,322)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(678,914)    $(607,189)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (6,858)    $  (6,133)
                                               ========      ========

Net loss per BAC                              $    (.17)    $    (.15)
                                               ========      ========





       The accompanying notes are an integral part of these statements.
                                     12
                  Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                        Three Months Ended June 30, 1997
                                 (Unaudited)

                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net      Total
                      ---------      -------      ---------      -----


Partners' capital
(deficit)
April 1, 1997       $136,032,541    $(534,681)    $  (2,486)    $135,495,374

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -             -               -


Net income (loss)    (4,116,159)      (41,577)            -       (4,157,736)
                     -----------     --------     ---------      -----------

Partners' capital
 (deficit),
 June 30, 1997      $131,916,382    $(576,258)  $    (2,486)    $131,337,638
                     ===========     ========    ==========      ===========

















       The accompanying notes are an integral part of these statements.
                                     19

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----
Series 15
---------
Partners' capital
 (deficit),
 April 1, 1997     $17,962,610    $ (154,591)    $         -   $17,808,019

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)     (880,534)       (8,894)              -      (889,428)
                    ----------      --------      ----------    ----------
Partners' capital
(deficit),
June 30, 1997      $17,082,076    $ (163,485)    $         -   $16,918,591
                    ==========      ========      ==========    ==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1997     $34,166,449    $ (126,206)     $     (628)   $34,039,615

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)   (1,154,086)      (11,657)              -   $(1,165,743)
                    ----------      --------       ---------    ----------
Partners' capital
(deficit),
June 30, 1997      $33,012,363     $(137,863)     $     (628)  $32,873,872
                    ==========      ========       =========    ==========

        The accompanying notes are an integral part of these statements.
                                     20

                 Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----
Series 17
---------
Partners' capital
 (deficit),
 April 1, 1997     $31,211,262     $(118,754)     $        -   $31,092,508

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)     (684,655)       (6,916)              -      (691,571)
                    ----------      --------       ---------    ----------
Partners' capital
(deficit),
June 30, 1997      $30,526,607     $(125,670)     $        -   $30,400,937
                    ==========      ========       =========    ==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1997     $23,947,845     $ (71,463)     $    (380)   $23,876,002

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)     (717,970)       (7,252)              -      (725,222)
                    ----------       -------       ---------    ----------
Partners' capital
(deficit),
June 30, 1997      $23,229,875      $(78,715)     $     (380)  $23,150,780
                    ==========       =======       =========    ==========


       The accompanying notes are an integral part of these statements.
                                     21

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1997
                                 (Unaudited)



                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     ---------      -------        --------       -----


Series 19
---------

Partners' capital
 (deficit),
 April 1, 1997     $28,744,375     $ (63,667)    $    (1,478)  $28,679,230

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -             -

Net income (loss)     (678,914)       (6,858)              -      (685,772)
                    ----------      --------      ----------    ----------
Partners' capital
(deficit),
June 30, 1997      $28,065,461     $ (70,525)    $    (1,478)  $27,993,458
                    ==========      ========      ==========    ==========















                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                             1997             1996
                                             ----             ----
Cash flows from operating activities:

    Net loss                             $ (4,157,736)  $ (4,491,177)
    Adjustments
       Distributions from Operating
         Partnerships                             245          4,218
       Amortization                            55,405         61,529
       Share of loss from Operating
Partnerships                       3,532,434      3,861,444
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses           5,116        (67,156)
       Decrease (Increase) in accounts
         receivable                            (3,965)        48,149
       Decrease (Increase) in accounts
         payable affiliates                   656,557        645,430
                                           ----------     ----------
         Net cash (used in) provided by
           operating activities                88,056         62,437
                                           ----------     ----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                   -         15,000
     Capital contributions paid to
       Operating Partnerships                (343,418)    (2,681,665)
     Advances to Operating Partnerships             -      1,982,839
     Investments                               49,862      1,708,650
                                           ----------    -----------
         Net cash (used in) provided by
           investing activities              (293,556)     1,024,824
                                           ----------     ----------






                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                               1997           1996
                                               ----           ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                       -         17,299
                                           ----------     ----------
         Net cash (used in) provided by
          financing activity                        -         17,299
                                           ----------     ----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (205,500)     1,104,560
                                           ----------     ----------

Cash and cash equivalents, beginning        3,925,706      4,958,860
                                           ----------     ----------

Cash and cash equivalents, ending         $ 3,720,206    $ 6,063,420
                                           ==========     ==========


Supplemental schedule of noncash
  investing and financing activates:
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $ 1,984,974
                                           ==========     ==========








       The accompanying notes are an integral part of these statements.
                                     24

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 15
                                            -------------------------
                                                1997          1996
                                                ----          ----
Cash flows from operating activities:

   Net loss                                $  (889,428)   $  (955,507)
    Adjustments
       Distributions from Operating
         Partnerships                                -         1,096
       Amortization                              2,628         9,186
       Share of loss from Operating
         Partnerships                          749,269       800,082
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                1       (67,501)
       Decrease (Increase) in accounts
         receivable                                  -           934
       Decrease (Increase) in accounts
         payable affiliates                    137,013       137,007
                                              --------      --------
         Net cash (used in) provided by
           operating activities                   (517)      (74,703)
                                              --------      --------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -         2,640
     Capital contributions paid to Operating
       Partnerships                           (145,064)      (13,438)
     Advances to Operating Partnerships              -       (31,920)
     Investments                                     -       151,594
                                              --------      --------
         Net cash (used in) provided by
           investing activities               (145,064)      108,876
                                              --------      --------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                                     Series 15
                                              ----------------------
                                                1997          1996
                                                ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                              --------      --------
         Net cash (used in) provided by
           financing activity                        -             -
                                              --------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (145,581)       34,173


Cash and cash equivalents, beginning           246,845       163,428
                                              --------      --------

Cash and cash equivalents, ending            $ 101,264     $ 197,601
                                              ========      ========

Supplemental schedule of noncash investing
  and financing activities
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships              $       -    $        -
                                              ========     =========









     The accompanying notes are an integral part of these statements.
                                     26

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 16
                                            -------------------------
                                                1997          1996
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,165,743)  $(1,089,370)
    Adjustments
       Distributions from Operating
         Partnerships                              182           652
       Amortization                             15,370        15,326
       Share of loss from Operating
         Partnerships                          965,282       930,907
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses            5,115            -
       Decrease (Increase) in accounts
         receivable                               (238)        1,895
       Decrease (Increase) in accounts
         payable affiliates                    172,995       172,984
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                 (7,037)       32,394
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -         3,700
     Capital contributions paid to Operating
       Partnerships                             (8,414)     (570,602)
     Advances to Operating Partnerships              -       483,465
     Investments                                10,147        78,982
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities                  1,733        (4,455)
                                            ----------    ----------







                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)




                                                     Series 16
                                             -----------------------
                                                1997         1996
                                                ----         -----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -        17,299
                                             ---------    ----------
         Net cash (used in) provided by
           financing activity                        -        17,299
                                             ---------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (5,304)       45,238


Cash and cash equivalents, beginning         1,183,424     1,429,491
                                            ----------    ----------

Cash and cash equivalents, ending          $ 1,178,120   $ 1,474,729
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $         -
                                            ==========    ==========








     The accompanying notes are an integral part of these statements.
                                     28

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 17
                                            -------------------------
                                                1997          1996
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $  (691,571)  $(1,066,584)
    Adjustments
       Distributions from Operating
         Partnerships                               63             -
       Amortization                             13,820        13,820
       Share of loss from Operating
         Partnerships                          525,396       886,292
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -             -
       Decrease (Increase) in accounts
         receivable                                  -        26,886
       Decrease (Increase) in accounts
         payable affiliates                    148,225       148,230
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                 (4,067)        8,644
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -         3,410
     Capital contributions paid to Operating
       Partnerships                             (4,000)     (150,370)
     Advances to Operating Partnerships              -       (35,581)
     Investments                                     -       628,486
                                            ----------    ----------
         Net cash (used in) provided by
           investing activates                  (4,000)      445,945
                                            ----------    ----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                                    Series 17
                                            ------------------------
                                               1997          1996
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                            ----------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                            ----------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (8,067)      454,589


Cash and cash equivalents, beginning           539,185       285,417
                                            ----------    ----------

Cash and cash equivalents, ending          $   531,118   $   740,006
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $ 1,984,974
                                            ==========    ==========









     The accompanying notes are an integral part of these statements.
                                     30

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 18
                                            -------------------------
                                                1997          1996
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $  (725,222)  $  (766,394)
    Adjustments
       Distributions from Operating
         Partnerships                                -         2,470
       Amortization                             10,542        10,542
       Share of loss from Operating
         Partnerships                          615,610       664,669
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses                1            -
       Decrease (Increase) in accounts

         receivable                             (1,484)        2,538
       Decrease (Increase) in accounts
         payable affiliates                     95,487        95,424
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                 (5,066)        9,249
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -         2,465
     Capital contributions paid to Operating
       Partnerships                            (38,317)      (74,369)
     Advances to Operating Partnerships              -             -
     Investments                                 6,216       453,810
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities                (32,101)      381,906
                                            ----------    ----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                                      Series 18
                                             -----------------------
                                                1997         1996
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                             ---------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                             ---------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (37,167)      391,155


Cash and cash equivalents, beginning           766,409       529,400
                                             ---------    ----------

Cash and cash equivalents, ending           $  729,242   $   920,555
                                             =========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships             $        -    $        -
                                             =========     =========









     The accompanying notes are an integral part of these statements.
                                     32

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 19
                                            -------------------------
                                                1997          1996
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $  (685,772)  $  (613,322)
    Adjustments
       Distributions from Operating
         Partnerships                                -             -
       Amortization                             13,045        12,655
       Share of loss from Operating
         Partnerships                          676,877       579,494
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses               (1)          345
       Decrease (Increase) in accounts
         receivable                             (2,243)       15,896
       Decrease (Increase) in accounts
         payable affiliates                    102,837        91,785
                                            ----------    ----------
         Net cash (used in) provided by
           operating activities                104,743        86,853
                                            ----------    ----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -         2,785
     Capital contributions paid to Operating
       Partnerships                           (147,623)   (1,872,886)
     Advances to Operating Partnerships              -     1,566,875
     Investments                                33,499       395,778
                                            ----------    ----------
         Net cash (used in) provided by
           investing activities               (114,124)       92,552
                                            ----------     ---------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)




                                                   Series 19
                                            ------------------------
                                              1997          1996
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                            ----------    ----------
         Net cash (used in) provided by
           financing activity                        -             -
                                            ----------    ----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (9,381)      179,405


Cash and cash equivalents, beginning         1,189,843     2,551,124
                                            ----------    ----------

Cash and cash equivalents, ending          $ 1,180,462   $ 2,730,529
                                            ==========    ==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $         -
                                            ==========    ==========






     The accompanying notes are an integral part of these statements.
                                     34

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 1997
                                (Unaudited)


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

                               June 30, 1997
                                (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 1996 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

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

The amortized cost of securities available for sale as of June 30, 1997 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $1,345,933

  Due after one year                     -
                                 ---------
  Total                         $1,345,933
                                 =========

The fair market value of the securities is $1,343,447. The difference being an unrealized loss on securities available for sale of $2,486, as of June 30, 1997.

                  Boston Capital Tax Credit Fund III L.P.

                               June 30, 1997
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of June 30, 1997 and 1996 the Fund has accumulated organization amortization totaling
$752,527 and $580,127 respectively. The breakdown of accumulated organization amortization within the Fund as of June 30, 1997 and 1996 is as follows:

                               1997           1996
                               ----           ----
              Series 15      $167,077       $147,403
              Series 16       194,437        149,806
              Series 17       165,287        125,558
              Series 18       108,458         77,704
              Series 19       117,268         79,656
                              -------        -------
                             $752,527       $580,127
                              =======        =======

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 1997 the Fund has accumulated unallocated acquisition amortization totalling $152,753. The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 1997 for Series 15, Series 16, Series 17, Series 18, and Series 19 is $23,751, $37,920, $35,116, $25,810 and $30,156, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended June 30, 1997 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                               June 30, 1997
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The fund management fees accrued for the quarter ended June 30, 1997 and 1996 are as follows:

                               1997            1996
                               ----            ----
              Series 15      $137,013       $138,004
              Series 16       172,995        172,968
              Series 17       148,224        148,230
              Series 18        95,487         95,424
              Series 19       102,837         91,785
                              -------        -------
                             $656,556       $646,411
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 1997 and 1996, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 1997 and 1996 is as follows:

                               1997           1996
                               ----           ----
              Series 15         68             68
              Series 16         64             65
              Series 17         49             49
              Series 18         34             34
              Series 19         26             26
                               ---            ---
                               241            242
                               ===            ===

                  Boston Capital Tax Credit Fund III L.P.

                               June 30, 1997
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 1997 and 1996 are as follows:

                                 1997           1996
                                 ----           ----
              Series 15       $   34,528    $   189,312
              Series 16          146,817        329,879
              Series 17        1,840,259      2,157,418
              Series 18          717,635        812,411
              Series 19          684,180      5,374,706
                               ---------     ----------
                              $3,423,419    $ 8,863,726
                               =========     ==========

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1997.

                 Boston Capital Tax Credit Fund III L.P.

                             June 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three months ended March 31,
                             (Unaudited)

                                                 Series 15
                                       ---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 2,308,177      $ 2,244,698
   Interest and other                      91,331          117,134
                                        ---------        ---------
                                        2,399,508        2,361,832
                                        ---------        ---------
Expenses
  Interest                                725,350          789,249
  Depreciation and amortization           945,223        1,019,191
  Operating expenses                    1,543,974        1,376,981
                                        ---------        ---------
                                        3,214,547        3,185,421
                                        ---------        ---------

          NET LOSS                    $  (815,039)     $  (823,589)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (749,269)     $  (800,082)
                                        =========        =========

Net loss allocated to other
  partners                            $    (8,150)     $    (8,236)
                                        =========        =========

Net loss suspended                    $   (57,620)     $   (15,271)
                                        =========        =========

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     40

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three months ended March 31,
                              (Unaudited)

                                                Series 16
                                        --------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $ 3,136,950      $ 2,971,994
   Interest and other                     243,004          228,830
                                       ----------       ----------
                                        3,379,954        3,200,824
                                       ----------       ----------
Expenses
  Interest                              1,255,106        1,088,390
  Depreciation and amortization         1,101,563        1,291,126
  Operating expenses                    1,998,317        1,761,618
                                       ----------       ----------
                                        4,354,986        4,141,134
                                       ----------       ----------

          NET LOSS                    $  (975,032)     $  (940,310)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (965,282)     $  (930,907)
                                       ==========       ==========

Net loss allocated to other
  partners                            $    (9,750)     $   (9,403)
                                       ==========       ==========

                 Boston Capital Tax Credit Fund III L.P.

                             June 30, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months ended March 31,
                             (Unaudited)

                                                  Series 17
                                        --------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 3,379,339      $ 2,671,852
   Interest and other                     123,355           92,198
                                       ----------        ---------
                                        3,502,694        2,764,050
                                       ----------        ---------
Expenses
  Interest                              1,180,312        1,126,590
  Depreciation and amortization         1,008,431          955,759
  Operating expenses                    1,844,653        1,576,946
                                       ----------        ---------
                                        4,033,396        3,659,295
                                       ----------        ---------

          NET LOSS                    $  (530,702)     $  (895,245)
                                       ==========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (525,396)     $  (886,292)
                                       ==========        =========

Net loss allocated to other
  partners                            $    (5,306)     $    (8,953)
                                       ==========        =========

                Boston Capital Tax Credit Fund III L.P.

                           June 30, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                     Three months ended March 31,
                          (Unaudited)

                                                  Series 18
                                       ----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 1,518,521       $1,426,154
   Interest and other                      70,593           54,444
                                        ---------        ---------
                                        1,589,114        1,480,598
                                        ---------        ---------
Expenses
  Interest                                564,891          531,238
  Depreciation and amortization           727,004          669,337
  Operating expenses                      919,048          951,406
                                        ---------        ---------

                                        2,210,943        2,151,981
                                        ---------        ---------

          NET LOSS                    $  (621,829)      $ (671,383)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (615,610)      $ (664,669)
                                        =========        =========

Net loss allocated to other
  partners                            $    (6,219)      $   (6,714)
                                        =========        =========

                 Boston Capital Tax Credit Fund III L.P.

                             June 30, 1997
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)


                                                  Series 19
                                        --------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                             $ 2,168,507      $ 1,923,243
   Interest and other                      65,317           52,937
                                        ---------        ---------

                                        2,233,824        1,976,180
                                        ---------        ---------
Expenses
  Interest                                937,920          780,296
  Depreciation and amortization           725,461          555,958
  Operating expenses                    1,254,158        1,225,273
                                        ---------        ---------

                                        2,917,539        2,561,527
                                        ---------        ---------

          NET LOSS                    $  (683,715)     $  (585,347)
                                        =========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (676,877)     $  (579,494)
                                        =========        =========

Net loss allocated to other
  partners                            $    (6,838)     $   (5,853)
                                        =========        =========

                         Boston Capital Tax Credit Fund III L.P.

                                     June 30, 1997
                                       (Unaudited)

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

When comparing the results of operations from the operating partnerships for the three months ended June 30, 1997 and June 30, 1996 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 1998 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

During the quarter ended June 30, 1997, $145,064 of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $34,528 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 1997.

(Series 16) The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

During the quarter ended June 30, 1997, $8,414 of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $146,817 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 1997.

(Series 17) The Fund commenced offering BACs in Series 17 on January 24, 1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

During the quarter ended June 30, 1997, $4,000 of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $531,118 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of June 30, 1997.

(Series 18) The Fund commenced offering BACs in Series 18 on June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended June 30, 1997 $38,317 of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $717,635 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 1997.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 1997 $147,623 of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $684,180 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 1997.

Results of Operations
---------------------
As of June 30, 1997 and 1996 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants


                                     47
with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The results of operations for future periods are likely to vary from those for the period ended June 30, 1997. The losses from Operating
Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating Partnerships are in the lease-up phase.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended
June 30, 1997 for Series 15, Series 16, Series 17, Series 18 and Series
19 were $125,388, $169,345, $141,843, $94,632, and $0, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15) As of June 30, 1997 and 1996, the average qualified occupancy for the series was 100% and 99.2%, respectively. The series had a total of 68 properties at June 30, 1997 all of which were at 100% qualified occupancy.

For the three months being reported Series 15 reflects a net loss from Operating Partnerships of $815,039. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $130,184. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

The new management company at Hidden Cove continues to make improvements to the tenant base and occupancy, which stands at 92% at June 30, 1997, however, the property is still generating operating deficits. As such, the management company is implementing cost saving measures to mitigate these deficits and stabilize the property.

The Operating General Partner of School Street Limited Partnership I pledged his general partnership interest in the Operating Partnership as collateral for another loan. As this was a violation of the terms of the partnership agreement, the Operating General Partner was removed and replaced. Operations of the property are stable.

(Series 16) As of June 30, 1997 and 1996, the average qualified occupancy for the series was 99.6% and 100%, respectively. The series had a total of 64 properties at June 30, 1997. Out of the total 62 had 100% qualified occupancy.

For the three months being reported Series 16 reflects a net loss from Operating Partnerships of $975,032. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $126,531. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

(Series 17) As of June 30, 1997 and 1996, the average qualified occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 49 properties at June 30, 1997. Out of the total 48 had 100% qualified occupancy.

For the three months being reported Series 17 reflects a net loss from Operating Partnerships of $530,702. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $477,729. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership has stabilized since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 91% as of June 30, 1997.

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

The property owned by California Investors VI L.P. has experienced a reduction in occupancy, which stands at 80% at June 30, 1997. The management company is increasing their marketing efforts, as well as implementing capital improvements to the property to attract tenants. These efforts should improve occupancy and stabilize the property.

(Series 18) As of June 30, 1997 and 1996 the average qualified occupancy for the series was 100% and 100% respectively. The series had a total of 34 properties at June 30, 1997 all of which were at 100% qualified occupancy.

For the three months being reported Series 18 reflects a net loss from Operating Partnerships of $621,829. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $105,165. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In August 1996 the General Partner was notified that Virginia Avenue Housing Limited Partnership was named as defendant in a land encroachment complaint. Efforts by the Operating General Partner to settle the complaint have been unsuccessful. At this time, the Investment Limited Partner is examining the possibility of Operating General Partner removal and the pursuit of a separate settlement on behalf of the Operating Partnership.

(Series 19) As of June 30, 1997 and 1996 the average qualified occupancy for the series was 100% and 98.3% respectively. The series had a total of 26 properties at June 30, 1997. All of which were at 100% qualified occupancy.

For the three months being reported Series 19 reflects a net loss from Operating Partnerships of $683,715. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $41,746. This is an interim period estimate; it is not necessarily indicative of the final year end results.

                               PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         None

         (b)  Reports on Form 8-K

              a) Agreement of Limited Partnership of Annadale Housing
                 Partners (incorporated by reference from Registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 4, 1997.)

              b) Agreement of Limited Partnership of Jeremy Associated
                 Limited Partnership (Incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 4, 1997.)

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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  August 20, 1997        By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal Financial
                                     Officer