Form 10-Q
period 1997-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1997-11-17
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  September 30,1997
                                    -----------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
------------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $127,883,324
$134,386,913

OTHER ASSETS
Cash and cash equivalents                      3,437,958
3,925,706
Investments                                    1,536,277
1,393,309
Notes receivable                               2,081,333
2,081,333
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,723,360
1,757,808
Organization costs, net of
  accumulated amortization (Note B)              143,720
220,083
Other assets                                   2,089,079
2,080,483
                                             -----------
-----------
                                            $138,895,051
$145,845,635
                                             ===========
===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $      4,552        $
4,681
Accounts payable affiliates                    7,879,058
6,579,726
Capital contributions payable (Note D)         3,421,913
3,765,854
                                             -----------
-----------
                                              11,305,523
10,350,261
                                             -----------
-----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of September 30, 1997      128,205,752
136,032,541
General Partner                                 (613,738)
(534,681)
Unrealized gain (loss)
  on securities available for sale, net           (2,486)
(2,486)
                                             -----------
-----------
                                             127,589,528
135,495,374
                                             -----------
-----------
                                            $138,895,051
$145,845,635
                                             ===========
===========

       The accompanying notes are an integral part of these
statements.
                                     1

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $17,260,580
$18,675,081

OTHER ASSETS
Cash and cash equivalents                       72,317
246,845
Investments                                          -
-
Notes receivable                               135,000
135,000
Deferred acquisition costs,
  net of accumulated amortization (Note B)     262,791
268,047
Organization costs, net of
  accumulated amortization (Note B)                  -
-
Other assets                                   476,479
475,563
                                            ----------
----------
                                           $18,207,167
$19,800,536
                                            ==========
==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     1,145      $
1,144
Accounts payable affiliates                  2,086,719
1,812,693
Capital contributions payable (Note D)          34,528
178,680
                                            ----------
----------
                                             2,122,392
1,992,517
                                            ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of September 30, 1997     16,256,598
17,962,610
General Partner                               (171,823)
(154,591)
Unrealized gain (loss) on securities
  available for sale, net                            -
-
                                            ----------
----------
                                            16,084,775
17,808,019
                                            ----------
----------
                                           $18,207,167
$19,800,536
                                            ==========
==========

         The accompanying notes are an integral part of these
statements.
                                     2

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $32,424,196
$33,987,844

OTHER ASSETS
Cash and cash equivalents                      1,104,196
1,183,424
Investments                                      312,799
283,537
Notes receivable                                       -
-
Deferred acquisition costs
  net of accumulated amortization (Note B)       421,296
429,721
Organization costs, net of
  accumulated amortization (Note B)               22,315
44,630
Other assets                                       9,576
8,790
                                              ----------
----------
                                             $34,294,378
$35,937,946
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $
-
Accounts payable affiliates                    2,089,101
1,743,106
Capital contributions payable (Note D)           145,311
155,225
                                              ----------
----------
                                               2,234,412
1,898,331
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of September 30, 1997       32,206,596
34,166,449
General Partner                                 (146,002)
(126,206)
Unrealized gain (loss) on securities
  available for sale, net                           (628)
(628)
                                              ----------
----------
                                              32,059,966
34,039,615
                                              ----------
----------
                                             $34,294,378
$35,937,946
                                              ==========
==========

       The accompanying notes are an integral part of these
statements.
                                     3

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $29,555,825
$30,804,793

OTHER ASSETS
Cash and cash equivalents                        508,246
539,185
Investments                                            -
-
Notes receivable                               1,409,982
1,409,982
Deferred acquisition costs
  net of accumulated amortization (Note B)       388,747
396,522
Organization costs, net of
  accumulated amortization (Note B)               30,668
50,533
Other assets                                   1,333,493
1,329,684
                                              ----------
----------
                                             $33,226,961
$34,530,699
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $
-
Accounts payable affiliates                    1,876,616
1,593,932
Capital contributions payable (Note D)         1,840,259
1,844,259
                                              ----------
----------
                                               3,716,875
3,438,191
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of September 30, 1997       29,644,664
31,211,262
General Partner                                 (134,578)
(118,754)
Unrealized gain (loss) on securities
  available for sale, net                              -
-
                                              ----------
----------
                                              29,510,086
31,092,508
                                              ----------
----------
                                             $33,226,961
$34,530,699
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $22,377,480
$23,513,680

OTHER ASSETS
Cash and cash equivalents                        694,776
766,409
Investments                                      189,035
173,619
Notes receivable                                 536,351
536,351
Deferred acquisition costs,
  new of accumulated amortization (Note B)       286,276
291,983
Organization costs, net of
  accumulated amortization (Note B)               34,149
49,526
Other assets                                      41,931
41,564
                                              ----------
----------
                                             $24,159,998
$25,373,132
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $
129
Accounts payable affiliates                      932,067
741,114
Capital contributions payable (Note D)           717,635
755,887
                                              ----------
----------
                                               1,649,702
1,497,130
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of September 30, 1997       22,595,796
23,947,845
General Partner                                  (85,120)
(71,463)
Unrealized gain (loss) on securities
  available for sale, net                           (380)
(380)
                                              ----------
----------
                                              22,510,296
23,876,002
                                              ----------
----------
                                             $24,159,998
$25,373,132
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     5

                 Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 19

----------------------------
                                            September 30,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $26,265,243
$27,405,515

OTHER ASSETS
Cash and cash equivalents                      1,058,423
1,189,843
Investments                                    1,034,443
936,153
Notes receivables                                      -
-
Deferred acquisition costs,
  net of accumulated amortization (Note B)       364,250
371,535
Organization costs, net of
  accumulated amortization (Note B)               56,588
75,394
Other assets                                     227,600
224,882
                                              ----------
----------
                                             $29,006,547
$30,203,322
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                          $     3,407     $
3,408
Accounts payable affiliates                      894,555
688,881
Capital contributions payable (Note D)           684,180
831,803
                                              ----------
----------
                                               1,582,142
1,524,092
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of September 30, 1997       27,502,098
28,744,375
General Partner                                  (76,215)
(63,667)
Unrealized gain (loss) on securities
  available for sale, net                         (1,478)
(1,478)
                                              ----------
----------
                                              27,424,405
28,679,230
                                              ----------
----------
                                             $29,006,547
$30,203,322
                                              ==========
==========

     The accompanying notes are an integral part of these
statements.
                                     6

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $    51,860   $    82,820
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (2,953,785)
(3,406,060)
                                         ----------    ----------

Expenses
  Professional fees                         181,326       171,115
  Fund management fee (Note C)              537,585       558,446
  Amortization                               55,405        61,575
  General and administrative expenses        71,869        70,524
                                         ----------    ----------
                                            846,185       861,660
                                         ----------    ----------

  NET LOSS                              $(3,748,110)
$(4,184,900)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(3,710,629)
$(4,143,051)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (37,481)  $
(41,849)
                                         ==========    ==========

Net loss per BAC                        $      (.85)  $     (
 .93)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                     7

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $     630     $
1,120
                                                --------
--------

Share of loss from Operating
  Partnerships                                  (662,215)
(708,211)
                                                --------
--------

Expenses
  Professional fees                               46,746
37,105
  Fund management fee (Note C)                   110,595
125,913
  Amortization                                     2,628
9,186
  General and administrative expenses             12,262
8,582
                                                --------
--------
                                                 172,231
180,786
                                                --------
--------

  NET LOSS                                     $(833,816)
$(887,877)
                                                ========
========

Net loss allocated to limited
  partners                                     $(825,478)
$(878,998)
                                                ========
========

Net loss allocated to general
  partner                                      $  (8,338)    $
(8,879)
                                                ========
========

Net loss per BAC                               $    (.21)    $
(.22)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     8

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                             $  15,685     $
14,142
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (595,713)
(645,998)
                                               --------
--------

Expenses
  Professional fees                              47,673
33,908
  Fund management fee (Note C)                  152,486
131,130
  Amortization                                   15,370
15,372
  General and administrative expenses            18,349
16,582
                                               --------
--------
                                                233,878
196,992
                                               --------
--------

  NET LOSS                                    $(813,906)
$(828,848)
                                               ========
========

Net loss allocated to limited
  partners                                    $(805,767)
$(820,560)
                                               ========
========

Net loss allocated to general
  partner                                     $  (8,139)    $
(8,288)
                                               ========
========

Net loss per BAC                              $    (.14)    $
(.15)
                                               ========
========




       The accompanying notes are an integral part of these
statements.
                                     9

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $   3,594     $
4,710
                                               --------      --
--------

Share of loss from Operating
  Partnerships                                 (718,001)
(1,082,278)
                                               --------
----------

Expenses
  Professional fees                              33,229
41,418
  Fund management fee (Note C)                  114,981
116,959
  Amortization                                   13,820
13,820
  General and administrative expenses            14,416
10,190
                                               --------
----------
                                                176,446
182,387
                                               --------
----------

  NET LOSS                                    $(890,853)
$(1,259,955)
                                               ========
==========

Net loss allocated to limited
  partners                                    $(881,944)
$(1,247,355)
                                               ========
==========

Net loss allocated to general
  partner                                     $  (8,909)    $
(12,600)
                                               ========
==========

Net loss per BAC                              $    (.18)    $
(.25)
                                               ========
==========




       The accompanying notes are an integral part of these
statements.
                                     10

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $   8,310     $
9,297
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (519,526)
(618,443)
                                               --------
--------

Expenses
  Professional fees                              28,026
19,874
  Fund management fee (Note C)                   78,936
88,144
  Amortization                                   10,542
10,542
  General and administrative expenses            11,764
8,713
                                               --------
--------
                                                129,268
127,273
                                               --------
--------

  NET LOSS                                    $(640,484)
$(736,419)
                                               ========
========

Net loss allocated to limited
  partners                                    $(634,079)
$(729,055)
                                               ========
========

Net loss allocated to general
  partner                                     $  (6,405)    $
(7,364)
                                               ========
========

Net loss per BAC                              $    (.18)    $
(.20)
                                               ========
========




       The accompanying notes are an integral part of these
statements.
                                      11

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $  23,641     $
53,551
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (458,330)
(351,130)
                                               --------
--------

Expenses
  Professional fees                              25,652
38,810
  Fund management fee (Note C)                   80,587
96,300
  Amortization                                   13,045
12,655
  General and administrative expenses            15,078
26,457
                                               --------
--------
                                                134,362
174,222
                                               --------
--------

  NET LOSS                                    $(569,051)
$(471,801)
                                               ========
========

Net loss allocated to limited
  partners                                    $(563,361)
$(467,083)
                                               ========
========

Net loss allocated to general
  partner                                     $  (5,690)    $
(4,718)
                                               ========
========

Net loss per BAC                              $    (.14)    $
(.11)
                                               ========
========





       The accompanying notes are an integral part of these
statements.
                                     12

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $    91,928   $   224,955
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (6,486,219)
(7,267,504)
                                         ----------    ----------

Expenses
  Professional fees                         197,664       260,940
  Fund management fee (Note C)            1,065,349     1,105,911
  Amortization                              110,810       123,103
  General and administrative expenses       137,732       143,572
                                         ----------    ----------
                                          1,511,555     1,633,526
                                         ----------    ----------

  NET LOSS                              $(7,905,846)
$(8,676,075)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(7,826,789)
$(8,589,314)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (79,057)  $
(86,761)
                                         ==========    ==========

Net loss per BAC                        $     (1.78)  $
(1.95)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                     13

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $     2,223   $
3,883
                                              ----------    --
--------

Share of loss from Operating
  Partnerships                                (1,411,484)
(1,508,293)
                                              ----------    --
--------

Expenses
  Professional fees                               49,708
58,793
  Fund management fee (Note C)                   235,983
245,074
  Amortization                                     5,256
18,371
  General and administrative expenses             23,036
16,734
                                              ----------    --
--------
                                                 313,983
338,972
                                              ----------    --
--------

  NET LOSS                                   $(1,723,244)
$(1,843,382)
                                              ==========
==========

Net loss allocated to limited
  partners                                   $(1,706,012)
$(1,824,948)
                                              ==========
==========

Net loss allocated to general
  partner                                    $   (17,232)  $
(18,434)
                                              ==========
==========

Net loss per BAC                             $      (.44)  $
(.47)
                                              ==========
==========


        The accompanying notes are an integral part of these
statements.
                                     14

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                           $    24,547   $
32,107
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (1,560,995)
(1,576,905)
                                             ----------    --
--------

Expenses
  Professional fees                              55,750
50,327
  Fund management fee (Note C)                  321,831
261,755
  Amortization                                   30,740
30,698
  General and administrative expenses            34,880
30,640
                                             ----------    --
--------
                                                443,201
373,420
                                             ----------    --
--------

  NET LOSS                                  $(1,979,649)
$(1,918,218)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,959,853)
$(1,899,036)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (19,796)  $
(19,182)
                                             ==========
==========

Net loss per BAC                            $      (.36)  $
(.35)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                     15

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $     7,753     $
23,852
                                             ----------
----------

Share of loss from Operating
  Partnerships                               (1,243,397)
(1,968,570)
                                             ----------
----------

Expenses
  Professional fees                              34,967
69,088
  Fund management fee (Note C)                  256,824
264,939
  Amortization                                   27,639
27,639
  General and administrative expenses            27,348
20,154
                                             ----------
----------
                                                346,778
381,820
                                             ----------
----------

  NET LOSS                                  $(1,582,422)
$(2,326,538)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,566,598)
$(2,303,273)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (15,824)    $
(23,265)
                                             ==========
==========

Net loss per BAC                            $      (.31)    $
(.46)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                     16

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                        Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $    15,552   $
23,801
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (1,135,136)
(1,283,112)
                                             ----------    --
--------

Expenses
  Professional fees                              29,565
29,225
  Fund management fee (Note C)                  173,568
174,970
  Amortization                                   21,084
21,084
  General and administrative expenses            21,905
18,223
                                             ----------    ------
----
                                                246,122
243,502
                                             ----------    -
---------

  NET LOSS                                  $(1,365,706)
$(1,502,813)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,352,049)
$(1,487,785)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (13,657)  $
(15,028)
                                             ==========
==========

Net loss per BAC                            $      (.37)  $
(.41)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                      17

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $    41,853   $
141,312
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (1,135,207)
(930,624)
                                             ----------    --
--------

Expenses
  Professional fees                              27,674
53,507
  Fund management fee (Note C)                   77,143
159,173
  Amortization                                   26,091
25,311
  General and administrative expenses            30,563
57,821
                                             ----------    --
--------
                                                161,471
295,812
                                             ----------    --
--------

  NET LOSS                                  $(1,254,825)
$(1,085,124)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,242,277)
$(1,074,273)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (12,548)  $
(10,851)
                                             ==========
==========

Net loss per BAC                            $      (.30)  $
(.26)
                                             ==========
==========





       The accompanying notes are an integral part of these
statements.
                                     18















                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1997
                                 (Unaudited)

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
$135,495,374

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -             -
-


Net income (loss)     (7,826,789)     (79,057)            -
(7,905,846)
                     -----------     --------     ---------
-----------

Partners' capital
 (deficit),
 September 30, 1997 $128,205,752    $(613,738)  $    (2,486)
$127,589,528
                     ===========     ========    ==========
===========

















       The accompanying notes are an integral part of these
statements.
                                     19

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1997
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
$17,808,019

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,706,012)      (17,232)              -
(1,723,244)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
September 30, 1997 $16,256,598    $ (171,823)    $         -
$16,084,775
                    ==========      ========      ==========
==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1997     $34,166,449    $ (126,206)     $     (628)
$34,039,615

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,959,853)      (19,796)              -
(1,979,649)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
September 30, 1997 $32,206,596     $(146,002)     $     (628)
$32,059,966
                    ==========      ========       =========
==========

        The accompanying notes are an integral part of these
statements.
                                     20

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1997
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
$31,092,508

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,566,598)      (15,824)              -
(1,582,422)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
September 30, 1997 $29,644,664     $(134,578)     $        -
$29,510,086
                    ==========      ========       =========
==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1997     $23,947,845     $ (71,463)     $    (380)
$23,876,002

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,352,049)      (13,657)              -
(1,365,706)
                    ----------       -------       ---------
----------
Partners' capital
(deficit),
September 30, 1997 $22,595,796      $(85,120)     $     (380)
$22,510,296
                    ==========       =======       =========
==========


       The accompanying notes are an integral part of these
statements.
                                     21

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1997
                                 (Unaudited)



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
$28,679,230

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,242,277)      (12,548)              -
(1,254,825)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
September 30, 1997 $27,502,098     $ (76,215)    $    (1,478)
$27,424,405
                    ==========      ========      ==========
==========















                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                     Six Months Ended September 30, 1997
                                (Unaudited)



                                             1997
1996
                                             ----
----
Cash flows from operating activities:

    Net loss                             $ (7,905,846)  $
(8,676,075)
    Adjustments
       Distributions from Operating
         Partnerships                          17,436
5,412
       Amortization                           110,810
123,103
       Share of loss from Operating
         Partnerships                6,486,219      7,267,504
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses            (129)
(69,153)
       Decrease (Increase) in accounts
         receivable                            (7,677)
555,176
       Decrease (Increase) in accounts
         payable affiliates                 1,299,332
1,289,233
                                           ----------
----------
         Net cash (used in) provided by
           operating activities                   145
495,200
                                           ----------
----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                   -
15,000
     Capital contributions paid to
       Operating Partnerships                (344,925)
(5,930,833)
     Advances to Operating Partnerships             -
2,597,334
     Investments                             (142,968)
1,710,839
                                           ----------
-----------
         Net cash (used in) provided by
           investing activities              (487,893)
(1,607,660)
                                           ----------
----------






                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                               1997
1996
                                               ----
----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                       -
793
                                           ----------
----------
         Net cash (used in) provided by
          financing activity                        -
793
                                           ----------
----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (487,748)
(1,111,667)
                                           ----------
----------

Cash and cash equivalents, beginning        3,925,706
4,958,860
                                           ----------
----------

Cash and cash equivalents, ending         $ 3,437,958    $
3,847,193
                                           ==========
==========


Supplemental schedule of noncash
  investing and financing activates:
     The fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships           $         -    $
429,000
                                           ==========
==========








       The accompanying notes are an integral part of these
statements.
                                     24

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 15

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

   Net loss                                $(1,723,244)
$(1,843,382)
    Adjustments
       Distributions from Operating
         Partnerships                            3,017
1,096
       Amortization                              5,256
18,371
       Share of loss from Operating
         Partnerships                        1,411,484
1,508,293
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                1
(67,711)
       Decrease (Increase) in accounts
         receivable                                  -
(44,215)
       Decrease (Increase) in accounts
         payable affiliates                    274,026
274,020
                                              --------     -
--------
         Net cash (used in) provided by
           operating activities                (29,460)
(153,528)
                                              --------     -
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
2,640
     Capital contributions paid to Operating
       Partnerships                           (145,068)
(14,705)
     Advances to Operating Partnerships              -
-
     Investments                                     -
151,594
                                              --------     -
--------
         Net cash (used in) provided by
           investing activities               (145,068)
139,529
                                              --------     -
--------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                                     Series 15

----------------------
                                                1997
1996
                                                ----
----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                              --------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                              --------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (174,528)
(13,999)


Cash and cash equivalents, beginning           246,845
163,428
                                              --------
--------

Cash and cash equivalents, ending            $  72,317     $
149,429
                                              ========
========

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









     The accompanying notes are an integral part of these
statements.
                                     26

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 16

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,979,649)
$(1,918,218)
    Adjustments
       Distributions from Operating
         Partnerships                            2,653
678
       Amortization                             30,740
30,698
       Share of loss from Operating
         Partnerships                        1,560,995
1,576,905
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -
(100)
       Decrease (Increase) in accounts
         receivable                               (786)
24,182
       Decrease (Increase) in accounts
         payable affiliates                    345,995
345,952
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (40,052)
60,097
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
3,700
     Capital contributions paid to Operating
       Partnerships                             (9,914)
(712,752)
     Advances to Operating Partnerships              -
483,464
     Investments                               (29,262)
79,065
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                (39,176)
(146,523)
                                            ----------
----------







                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)




                                                     Series 16

-----------------------
                                                1997         1996
                                                ----
-----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (79,228)
(86,426)


Cash and cash equivalents, beginning         1,183,424
1,429,491
                                            ----------
----------

Cash and cash equivalents, ending          $ 1,104,196   $
1,343,065
                                            ==========
==========

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








     The accompanying notes are an integral part of these
statements.
                                     28

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 17

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,582,422)
$(2,326,538)
    Adjustments
       Distributions from Operating
         Partnerships                            5,570
1,166
       Amortization                             27,639
27,639
       Share of loss from Operating
         Partnerships                        1,243,397
1,968,570
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -
-
       Decrease (Increase) in accounts
         receivable                             (3,807)
(6,058)
       Decrease (Increase) in accounts
         payable affiliates                    282,684
289,578
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (26,939)
(45,643)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
3,410
     Capital contributions paid to Operating
       Partnerships                             (4,000)
(217,177)
     Advances to Operating Partnerships              -
15,000
     Investments                                     -
628,486
                                            ----------
----------
         Net cash (used in) provided by
           investing activates                  (4,000)
429,719
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                                    Series 17

------------------------
                                               1997          1996
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (30,939)
384,076


Cash and cash equivalents, beginning           539,185
285,417
                                            ----------
----------

Cash and cash equivalents, ending          $   508,246   $
669,493
                                            ==========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     30

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 18

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,365,706)
$(1,502,813)
    Adjustments
       Distributions from Operating
         Partnerships                            1,132
2,472
       Amortization                             21,084
21,084
       Share of loss from Operating
         Partnerships                        1,135,136
1,283,112
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses             (129)
(1,621)
       Decrease (Increase) in accounts

         receivable                               (367)
6,336
       Decrease (Increase) in accounts
         payable affiliates                    190,953
190,848
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (17,897)
(582)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
2,465
     Capital contributions paid to Operating
       Partnerships                            (38,320)
(155,948)
     Advances to Operating Partnerships              -
-
     Investments                               (15,416)
453,992
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                (53,736)
300,509
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                                      Series 18

-----------------------
                                                1997         1996
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (71,633)
299,927


Cash and cash equivalents, beginning           766,409
529,400
                                             ---------
----------

Cash and cash equivalents, ending           $  694,776   $
829,327
                                             =========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     32

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 19

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,254,825)
$(1,085,124)
    Adjustments
       Distributions from Operating
         Partnerships                            5,064
-
       Amortization                             26,091
25,311
       Share of loss from Operating
         Partnerships                        1,135,207
930,624
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses               (1)
279
       Decrease (Increase) in accounts
         receivable                             (2,717)
574,931
       Decrease (Increase) in accounts
         payable affiliates                    205,674
188,835
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                114,493
634,856
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -
2,785
     Capital contributions paid to Operating
       Partnerships                           (147,623)
(4,830,251)
     Advances to Operating Partnerships              -
2,098,870
     Investments                               (98,290)
397,702
                                            ----------
----------
         Net cash (used in) provided by
           investing activities               (245,913)
(2,330,894)
                                            ----------
---------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)




                                                   Series 19

------------------------
                                              1997          1996
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
793
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
793
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS               (131,420)
(1,695,245)


Cash and cash equivalents, beginning         1,189,843
2,551,124
                                            ----------
----------

Cash and cash equivalents, ending          $ 1,058,423   $
855,879
                                            ==========
==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $
429,000
                                            ==========
==========






     The accompanying notes are an integral part of these
statements.
                                     34

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 1997
                                (Unaudited)


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

                            September 30, 1997
                                (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 1997 and for the three and six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

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

The amortized cost of securities available for sale as of September 30, 1997 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $1,538,763

  Due after one year                     -
                                 ---------
  Total                         $1,538,763
                                 =========

The fair market value of the securities is $1,536,277. The difference being an unrealized loss on securities available for sale of $2,486, as of
September 30, 1997.

                  Boston Capital Tax Credit Fund III L.P.

                            September 30, 1997
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of September 30,
1997 and 1996 the Fund has accumulated organization amortization totaling
$790,707 and $624,866 respectively. The breakdown of accumulated organization amortization within the Fund as of September 30, 1997 and 1996 is as follows:

                               1997           1996
                               ----           ----
              Series 15      $167,077       $153,961
              Series 16       205,594        160,964
              Series 17       175,219        135,490
              Series 18       116,147         85,392
              Series 19       126,670         89,059
                              -------        -------
                             $790,707       $624,866
                              =======        =======

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over
330 months from April 1, 1995. As of September 30, 1997 the Fund has accumulated unallocated acquisition amortization totaling $169,973. The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 1997 for Series 15, Series 16, Series 17, Series 18, and
Series 19 is $26,379, $42,133, $39,003, $28,664 and $33,799,
respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital
Asset Management Limited Partnership (formerly Boston Capital
Communications
Limited Partnership) as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interests in the Operating Partnerships.   Prior
to the quarter
ended September 30, 1997 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                            September 30, 1997
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership). The fund management fees accrued for the quarter ended September 30, 1997 and 1996 are as follows:

                               1997            1996
                               ----            ----
              Series 15      $137,013       $137,013
              Series 16       172,995        172,968
              Series 17       142,488        141,348
              Series 18        95,487         95,424
              Series 19       102,837         96,300
                              -------        -------
                             $650,820       $643,053
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 1997 and 1996, the Fund had limited partnership interests in
241 Operating Partnerships which own or are constructing apartment complexes.
The breakdown of Operating Partnerships within the Fund at September 30, 1997 and 1996 is as follows:

                               1997           1996
                               ----           ----
              Series 15         68             68
              Series 16         64             64
              Series 17         49             49
              Series 18         34             34
              Series 19         26             26
                               ---            ---
                               241            241
                               ===            ===

                  Boston Capital Tax Credit Fund III L.P.

                            September 30, 1997
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 1997 and 1996 are as follows:

                                 1997           1996
                                 ----           ----
              Series 15       $   34,528    $   189,312
              Series 16          145,311        155,255
              Series 17        1,840,259      2,090,611
              Series 18          717,635        756,295
              Series 19          684,180      2,577,367
                               ---------     ----------
                              $3,421,913    $ 5,768,840
                               =========     ==========

The Fund's fiscal year ends March 31st of each year, while all the Operating
Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1997.

                 Boston Capital Tax Credit Fund III L.P.

                           September 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)

                                                 Series 15

---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 4,675,328      $
4,513,330
   Interest and other                     218,980
252,380
                                        ---------
---------
                                        4,894,308
4,765,710
                                        ---------
---------
Expenses
  Interest                              1,508,149
1,593,940
  Depreciation and amortization         2,034,327
2,018,829
  Operating expenses                    2,871,634
2,703,877
                                        ---------
---------
                                        6,414,110
6,316,646
                                        ---------
---------

          NET LOSS                    $(1,519,802)
$(1,550,936)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,411,484)
$(1,508,293)
                                        =========
=========

Net loss allocated to other
  partners                            $   (15,198)     $
(15,510)
                                        =========
=========

Net loss suspended                    $   (93,120)     $
(27,133)
                                        =========
=========

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

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Six months ended June 30,
                              (Unaudited)

                                                Series 16

--------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $ 6,076,922      $
5,926,919
   Interest and other                     492,341
464,389
                                       ----------
----------
                                        6,569,263
6,391,308
                                       ----------
----------
Expenses
  Interest                              2,140,469
2,022,957
  Depreciation and amortization         2,257,796
2,463,062
  Operating expenses                    3,747,760
3,498,891
                                       ----------
----------
                                        8,146,025
7,984,910
                                       ----------
----------

          NET LOSS                    $(1,576,762)
$(1,593,602)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,560,995)
$(1,577,666)
                                       ==========
==========

Net loss allocated to other
  partners                            $   (15,767)     $
(15,936)
                                       ==========
==========










                 Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months ended June 30,
                             (Unaudited)

                                                  Series 17

--------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 6,125,371      $
5,408,971
   Interest and other                     251,581
195,250
                                       ----------
---------
                                        6,376,952
5,604,221
                                       ----------
---------
Expenses
  Interest                              2,296,620
2,370,100
  Depreciation and amortization         1,993,456
1,892,667
  Operating expenses                    3,342,831
3,329,909
                                       ----------
---------
                                        7,632,907
7,592,676
                                       ----------
---------

          NET LOSS                    $(1,255,955)
$(1,988,455)
                                       ==========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,243,397)
$(1,968,570)
                                       ==========
=========

Net loss allocated to other
  partners                            $   (12,558)     $
(19,885)
                                       ==========
=========










                Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         September 30, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                          (Unaudited)

                                                  Series 18

----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 3,052,863
$2,880,998
   Interest and other                     151,299
116,979
                                        ---------
---------
                                        3,204,162
2,997,977
                                        ---------
---------
Expenses
  Interest                              1,116,578
1,022,766
  Depreciation and amortization         1,426,453
1,484,915
  Operating expenses                    1,807,734
1,786,368
                                        ---------
---------

                                        4,350,765
4,294,049
                                        ---------
---------

          NET LOSS                    $(1,146,603)
$(1,296,072)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,135,136)
$(1,283,112)
                                        =========
=========

Net loss allocated to other
  partners                            $   (11,467)      $
(12,960)
                                        =========
=========











                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 1997
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)


                                                  Series 19

--------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                             $ 4,338,435      $
4,002,983
   Interest and other                     148,618
123,221
                                        ---------
---------

                                        4,487,053
4,126,204
                                        ---------
---------
Expenses
  Interest                              1,815,802
1,463,473
  Depreciation and amortization         1,488,051
1,151,242
  Operating expenses                    2,329,874
2,451,513
                                        ---------
---------

                                        5,633,727
5,066,228
                                        ---------
---------

          NET LOSS                    $(1,146,674)     $
(940,024)
                                        =========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,135,207)     $
(930,624)
                                        =========
=========

Net loss allocated to other
  partners                            $   (11,467)     $
(9,400)
                                        =========
=========






                         Boston Capital Tax Credit Fund III L.P.

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                    September 30, 1997
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED


When comparing the results of operations from the operating partnerships for the six months ended June 30, 1997 and June 30, 1996 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating
Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


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

During the quarter ended September 30, 1997, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $34,528 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 1997.

(Series 16)  The Fund commenced offering BACs in Series 16 on
July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December
28, 1992.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

During the quarter ended September 30, 1997, $1,500 of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $145,311 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
16 has invested in as of September 30, 1997.

(Series 17)  The Fund commenced offering BACs in Series 17 on
January 24,
1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

During the quarter ended September 30, 1997, none of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $508,246 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of September 30, 1997.

(Series 18)  The Fund commenced offering BACs in Series 18 on
June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September
22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

During the quarter ended September 30, 1997 none of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $717,635 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 1997.

(Series 19).  The Fund commenced offering BACs in Series 19 on
October 8,
1993. Offers and sales of BACs in Series 19 were completed on December 17,
1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating
Partnerships in the
amount of $29,614,506.

During the quarter ended September 30, 1997 none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $684,180 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
19 has invested in as of September 30, 1997.

Results of Operations
---------------------
As of September 30, 1997 and 1996 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment
Complex
owned by the applicable Operating Partnership is eligible for the Federal
Housing Tax Credit.  Occupancy of a unit in each Apartment
Complex which
initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants


                                     47
with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as
"Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The results of operations for future periods are likely to vary from those for the period ended September 30, 1997. The losses from Operating
Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating
Partnerships are in the lease-up phase.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnerships (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships. The fund management fees incurred for the quarter ended
September 30, 1997 for Series 15, Series 16, Series 17, Series 18 and Series
19 were $110,595, $152,486, $114,981, $78,936, and $80,587
respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15)  As of September 30, 1997 and 1996, the average
qualified
occupancy for the series was 100% and 100%, respectively.  The series had a
total of 68 properties at September 30, 1997 all of which were at
100%
qualified occupancy.

For the six months being reported Series 15 reflects a net loss from
Operating Partnerships of $1,519,802. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $514,525. This is an interim period estimate; it is not necessarily indicative of the final year end results.

















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

The new management company at Hidden Cove continues to make improvements to the tenant base and occupancy, which stands at 93% at September 30, 1997, however the property is still generating operating deficits. As such, the management company is implementing cost saving measures to mitigate these deficits and stabilize the property.

(Series 16) As of September 30, 1997 and 1996, the average qualified occupancy for the series was 99.6% and 100%, respectively. The series had a total of 64 properties at September 30, 1997. Out of the total
62 had 100%
qualified occupancy.

For the six months being reported Series 16 reflects a net loss from
Operating Partnerships of $1,576,762. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$681,034. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The Operating General Partner of Mariner's Pointe Limited
Partnership I and
Mariner's Pointe Limited Partnership II pledged his general partnership interest to an unaffiliated lending institution. As this was a violation of the terms of the partnership agreement, the Operating General Partner was removed and replaced. The properties are operating at a slightly negative cash flow. The deficits are being funded by the new General Partner.

(Series 17) As of September 30, 1997 and 1996, the average qualified occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 49 properties at September 30, 1997. Out of the total
48 had 100%
qualified occupancy.

For the six months being reported Series 17 reflects a net loss from
Operating Partnerships of $1,255,955. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $737,501. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners has reported net losses due to operational issues associated with the property. The Operating Partnership has stabilized since the completion of rehabilitation and occupancy has shown steady improvement. Occupancy is at 95% as of September 30, 1997.


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

The property owned by California Investors VI L.P. has experienced a reduction in occupancy, which stands at 92% at September 30, 1997. The management company is increasing their marketing efforts, as well as implementing capital improvements to the property to attract tenants. These efforts should improve occupancy and stabilize the property.

(Series 18) As of September 30, 1997 and 1996 the average qualified occupancy for the series was 100% and 100% respectively. The series had a total of 34 properties at September 30, 1997 all of which were at 100% qualified occupancy.

For the six months being reported Series 18 reflects a net loss from
Operating Partnerships of $1,146,603. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$279,850. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

(Series 19) As of September 30, 1997 and 1996 the average qualified occupancy for the series was 100% and 99.9% respectively. The series had a total of 26 properties at September 30, 1997. All of which were at 100% qualified occupancy.

For the six months being reported Series 19 reflects a net loss from
Operating Partnerships of $1,146,674. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$341,377. This is an interim period estimate; it is not necessarily indicative of the final year end results.







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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates
III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  November 17, 1997        By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal
Financial
                                     Officer

























