Form 10-Q
period 1997-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1998-02-19
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  December 31, 1997
                                    -----------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED December 31, 1997
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
------------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $124,247,323
$134,386,913

OTHER ASSETS
Cash and cash equivalents                      3,581,322
3,925,706
Investments                                    1,382,798
1,393,309
Notes receivable                               2,056,333
2,081,333
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,706,138
1,757,808
Organization costs, net of
  accumulated amortization (Note B)              105,539
220,083
Other assets                                   1,908,070
2,080,483
                                             -----------
-----------
                                            $134,987,523
$145,845,635
                                             ===========
===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $      4,553        $
4,681
Accounts payable affiliates                    8,528,737
6,579,726
Capital contributions payable (Note D)         3,200,732
3,765,854
                                             -----------
-----------
                                              11,734,022
10,350,261
                                             -----------
-----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of December 31, 1997       123,913,086
136,032,541
General Partner                                 (657,099)
(534,681)
Unrealized gain (loss)
  on securities available for sale, net           (2,486)
(2,486)
                                             -----------
-----------
                                             123,253,501
135,495,374
                                             -----------
-----------
                                            $134,987,523
$145,845,635
                                             ===========
===========

       The accompanying notes are an integral part of these
statements.
                                     1

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $16,573,241
$18,675,081

OTHER ASSETS
Cash and cash equivalents                      253,758
246,845
Investments                                          -
-
Notes receivable                               110,000
135,000
Deferred acquisition costs,
  net of accumulated amortization (Note B)     260,163
268,047
Organization costs, net of
  accumulated amortization (Note B)                  -
-
Other assets                                   476,479
475,563
                                            ----------
----------
                                           $17,673,641
$19,800,536
                                            ==========
==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     1,146      $
1,144
Accounts payable affiliates                  2,223,731
1,812,693
Capital contributions payable (Note D)          34,528
178,680
                                            ----------
----------
                                             2,259,405
1,992,517
                                            ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of December 31, 1997      15,592,765
17,962,610
General Partner                               (178,529)
(154,591)
Unrealized gain (loss) on securities
  available for sale, net                            -
-
                                            ----------
----------
                                            15,414,236
17,808,019
                                            ----------
----------
                                           $17,673,641
$19,800,536
                                            ==========
==========

         The accompanying notes are an integral part of these
statements.
                                     2

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $31,595,400
$33,987,844

OTHER ASSETS
Cash and cash equivalents                      1,087,777
1,183,424
Investments                                      280,485
283,537
Notes receivable                                       -
-
Deferred acquisition costs
  net of accumulated amortization (Note B)       417,084
429,721
Organization costs, net of
  accumulated amortization (Note B)               11,158
44,630
Other assets                                      36,979
8,790
                                              ----------
----------
                                             $33,428,883
$35,937,946
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $
-
Accounts payable affiliates                    2,262,097
1,743,106
Capital contributions payable (Note D)           145,311
155,225
                                              ----------
----------
                                               2,407,408
1,898,331
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of December 31, 1997        31,178,490
34,166,449
General Partner                                 (156,387)
(126,206)
Unrealized gain (loss) on securities
  available for sale, net                           (628)
(628)
                                              ----------
----------
                                              31,021,475
34,039,615
                                              ----------
----------
                                             $33,428,883
$35,937,946
                                              ==========
==========

       The accompanying notes are an integral part of these
statements.
                                     3

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $28,640,566
$30,804,793

OTHER ASSETS
Cash and cash equivalents                        447,399
539,185
Investments                                            -
-
Notes receivable                               1,409,982
1,409,982
Deferred acquisition costs
  net of accumulated amortization (Note B)       384,860
396,522
Organization costs, net of
  accumulated amortization (Note B)               20,736
50,533
Other assets                                   1,123,605
1,329,684
                                              ----------
----------
                                             $32,027,148
$34,530,699
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $
-
Accounts payable affiliates                    2,017,963
1,593,932
Capital contributions payable (Note D)         1,619,079
1,844,259
                                              ----------
----------
                                               3,637,042
3,438,191
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of December 31, 1997        28,535,884
31,211,262
General Partner                                 (145,778)
(118,754)
Unrealized gain (loss) on securities
  available for sale, net                              -
-
                                              ----------
----------
                                              28,390,106
31,092,508
                                              ----------
----------
                                             $32,027,148
$34,530,699
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $21,740,771
$23,513,680

OTHER ASSETS
Cash and cash equivalents                        667,896
766,409
Investments                                      171,781
173,619
Notes receivable                                 536,351
536,351
Deferred acquisition costs,
  new of accumulated amortization (Note B)       283,423
291,983
Organization costs, net of
  accumulated amortization (Note B)               26,460
49,526
Other assets                                      40,373
41,564
                                              ----------
----------
                                             $23,467,055
$25,373,132
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $
129
Accounts payable affiliates                    1,027,554
741,114
Capital contributions payable (Note D)           717,634
755,887
                                              ----------
----------
                                               1,745,188
1,497,130
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of December 31, 1997        21,815,251
23,947,845
General Partner                                  (93,004)
(71,463)
Unrealized gain (loss) on securities
  available for sale, net                           (380)
(380)
                                              ----------
----------
                                              21,721,867
23,876,002
                                              ----------
----------
                                             $23,467,055
$25,373,132
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     5

                 Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 19

----------------------------
                                            December 31,
March 31,
                                                1997
1997
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $25,697,345
$27,405,515

OTHER ASSETS
Cash and cash equivalents                      1,124,492
1,189,843
Investments                                      930,532
936,153
Notes receivables                                      -
-
Deferred acquisition costs,
  net of accumulated amortization (Note B)       360,608
371,535
Organization costs, net of
  accumulated amortization (Note B)               47,185
75,394
Other assets                                     230,634
224,882
                                              ----------
----------
                                             $28,390,796
$30,203,322
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                          $     3,407     $
3,408
Accounts payable affiliates                      997,392
688,881
Capital contributions payable (Note D)           684,180
831,803
                                              ----------
----------
                                               1,684,979
1,524,092
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of December 31, 1997        26,790,696
28,744,375
General Partner                                  (83,401)
(63,667)
Unrealized gain (loss) on securities
  available for sale, net                         (1,478)
(1,478)
                                              ----------
----------
                                              26,705,817
28,679,230
                                              ----------
----------
                                             $28,390,796
$30,203,322
                                              ==========
==========

     The accompanying notes are an integral part of these
statements.
                                     6

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $    40,369   $   117,138
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,619,421)
(3,339,896)
                                         ----------    ----------

Expenses
  Professional fees                           7,631        14,445
  Fund management fee (Note C)              612,837       596,591
  Amortization                               55,405        61,573
  General and administrative expenses        81,103        84,289
                                         ----------    ----------
                                            756,976       756,898
                                         ----------    ----------

  NET LOSS                              $(4,336,028)
$(3,979,656)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(4,292,668)
$(3,939,859)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (43,360)  $
(39,797)
                                         ==========    ==========

Net loss per BAC                        $      (.97)  $
(.88)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                     7

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                              $ 168,032     $
168,304
                                                --------
--------

Share of loss from Operating
  Partnerships                                  (687,339)
(711,062)
                                                --------
--------

Expenses
  Professional fees                                1,293
659
  Fund management fee (Note C)                   132,377
126,640
  Amortization                                     2,628
9,186
  General and administrative expenses             14,934
12,433
                                                --------
--------
                                                 151,232
148,918
                                                --------
--------

  NET LOSS                                     $(670,539)
$(691,676)
                                                ========
========

Net loss allocated to limited
  partners                                     $(663,834)
$(684,759)
                                                ========
========

Net loss allocated to general
  partner                                      $  (6,705)    $
(6,917)
                                                ========
========

Net loss per BAC                               $    (.17)    $
(.18)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     8

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $  (16,438)    $
(8,822)
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (828,356)
(639,191)
                                               --------
--------

Expenses
  Professional fees                               2,080
1,754
  Fund management fee (Note C)                  155,976
162,767
  Amortization                                   15,370
15,370
  General and administrative expenses            20,270
18,412
                                               --------
--------
                                                193,696
198,303
                                               --------
--------

  NET LOSS                                  $(1,038,490)
$(846,316)
                                              =========
========

Net loss allocated to limited
  partners                                  $(1,028,105)
$(837,853)
                                              =========
========

Net loss allocated to general
  partner                                   $   (10,385)    $
(8,463)
                                              =========
========

Net loss per BAC                            $      (.19)    $
(.15)
                                              =========
========




       The accompanying notes are an integral part of these
statements.
                                     9

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $ (50,304)    $
(40,891)
                                               --------      --
--------

Share of loss from Operating
  Partnerships                                 (900,456)
(1,051,704)
                                               --------
----------

Expenses
  Professional fees                               1,627
4,412
  Fund management fee (Note C)                  137,942
127,702
  Amortization                                   13,820
13,820
  General and administrative expenses            15,832
20,486
                                               --------
----------
                                                169,221
166,420
                                               --------
----------

  NET LOSS                                  $(1,119,981)
$(1,259,015)
                                              =========
==========

Net loss allocated to limited
  partners                                  $(1,108,781)
$(1,246,425)
                                              =========
==========

Net loss allocated to general
  partner                                   $   (11,200)    $
(12,590)
                                              =========
==========

Net loss per BAC                            $      (.22)    $
(.25)
                                               ========
==========




       The accompanying notes are an integral part of these
statements.
                                     10

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $ (37,433)    $
(32,822)
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (635,372)
(372,618)
                                               --------
--------

Expenses
  Professional fees                                 200
2,396
  Fund management fee (Note C)                   90,778
76,999
  Amortization                                   10,542
10,542
  General and administrative expenses            14,105
11,813
                                               --------
--------
                                                115,625
101,750
                                               --------
--------

  NET LOSS                                    $(788,430)
$(507,190)
                                               ========
========

Net loss allocated to limited
  partners                                    $(780,546)
$(502,118)
                                               ========
========

Net loss allocated to general
  partner                                     $  (7,884)    $
(5,072)
                                               ========
========

Net loss per BAC                              $    (.22)    $
(.14)
                                               ========
========




       The accompanying notes are an integral part of these
statements.
                                      11

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                             $  23,488     $
31,369
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (567,898)
(565,321)
                                               --------
--------

Expenses
  Professional fees                               2,431
5,224
  Fund management fee (Note C)                   95,764
102,483
  Amortization                                   13,045
12,655
  General and administrative expenses            15,962
21,145
                                               --------
--------
                                                127,202
141,507
                                               --------
--------

  NET LOSS                                    $(718,588)
$(675,459)
                                               ========
========

Net loss allocated to limited
  partners                                    $(711,402)
$(668,704)
                                               ========
========

Net loss allocated to general
  partner                                     $  (7,186)    $
(6,755)
                                               ========
========

Net loss per BAC                              $    (.17)    $
(.16)
                                               ========
========





       The accompanying notes are an integral part of these
statements.
                                     12

                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)



                                             1997         1996
                                             ----         ----

Income
  Interest income                       $   132,299   $   342,091
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                 (10,105,640)
(10,607,400)
                                         ----------    ----------

Expenses
  Professional fees                         119,153       275,382
  Fund management fee (Note C)            1,678,185     1,702,502
  Amortization                              166,215       184,676
  General and administrative expenses       304,979       227,861
                                         ----------    ----------
                                          2,268,532     2,390,421
                                         ----------    ----------

  NET LOSS                             $(12,241,873)
$(12,655,730)
                                         ==========    ==========

Net loss allocated to limited
  partners                             $(12,119,454)
$(12,529,172)
                                         ==========    ==========

Net loss allocated general
  partner                              $   (122,419) $
(126,558)
                                         ==========    ==========

Net loss per BAC                       $      (2.77) $
(2.84)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                     13

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                            $   170,256   $
172,187
                                              ----------    --
--------

Share of loss from Operating
  Partnerships                                (2,098,823)
(2,219,355)
                                              ----------    --
--------

Expenses
  Professional fees                               51,002
59,452
  Fund management fee (Note C)                   368,360
371,714
  Amortization                                     7,884
27,557
  General and administrative expenses             37,970
29,167
                                              ----------    --
--------
                                                 465,216
487,890
                                              ----------    --
--------

  NET LOSS                                   $(2,393,783)
$(2,535,058)
                                              ==========
==========

Net loss allocated to limited
  partners                                   $(2,369,845)
$(2,509,707)
                                              ==========
==========

Net loss allocated to general
  partner                                    $   (23,938)  $
(25,351)
                                              ==========
==========

Net loss per BAC                             $      (.61)  $
(.65)
                                              ==========
==========


        The accompanying notes are an integral part of these
statements.
                                     14

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1997
1996
                                                  ----
----
Income
  Interest income                           $     8,109   $
23,285
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (2,389,351)
(2,216,096)
                                             ----------    --
--------

Expenses
  Professional fees                                 775
52,081
  Fund management fee (Note C)                  477,807
424,522
  Amortization                                   46,110
46,068
  General and administrative expenses           112,206
49,052
                                             ----------    --
--------
                                                636,898
571,723
                                             ----------    --
--------

  NET LOSS                                  $(3,018,140)
$(2,764,534)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(2,987,959)
$(2,736,889)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (30,181)  $
(27,645)
                                             ==========
==========

Net loss per BAC                            $      (.55)  $
(.50)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                     15

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                       Nine Months Ended December 31,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $   (42,551)    $
(17,040)
                                             ----------
----------

Share of loss from Operating
  Partnerships                               (2,143,853)
(3,020,274)
                                             ----------
----------

Expenses
  Professional fees                              36,593
73,499
  Fund management fee (Note C)                  394,766
392,641
  Amortization                                   41,459
41,459
  General and administrative expenses            43,180
40,640
                                             ----------
----------
                                                515,998
548,239
                                             ----------
----------

  NET LOSS                                  $(2,702,402)
$(3,585,553)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(2,675,378)
$(3,549,697)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (27,024)    $
(35,856)
                                             ==========
==========

Net loss per BAC                            $      (.54)    $
(.71)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                     16

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                        Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $   (21,880)  $
(9,021)
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (1,770,508)
(1,655,730)
                                             ----------    --
--------

Expenses
  Professional fees                                 677
31,620
  Fund management fee (Note C)                  264,345
251,969
  Amortization                                   31,626
31,626
  General and administrative expenses            65,099
30,036
                                             ----------    ------
----
                                                361,747
345,251
                                             ----------    -
---------

  NET LOSS                                  $(2,154,135)
$(2,010,002)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(2,132,594)
$(1,989,902)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (21,541)  $
(20,100)
                                             ==========
==========

Net loss per BAC                            $      (.59)  $
(.55)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                      17

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1997
1996
                                                 ----
----
Income
  Interest income                           $    18,365   $
172,680
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (1,703,105)
(1,495,945)
                                             ----------    --
--------

Expenses
  Professional fees                              30,106
58,730
  Fund management fee (Note C)                  172,907
261,656
  Amortization                                   39,136
37,966
  General and administrative expenses            46,524
78,966
                                             ----------    --
--------
                                                288,673
437,318
                                             ----------    --
--------

  NET LOSS                                  $(1,973,413)
$(1,760,583)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,953,679)
$(1,742,977)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (19,734)  $
(17,606)
                                             ==========
==========

Net loss per BAC                            $      (.48)  $
(.43)
                                             ==========
==========





       The accompanying notes are an integral part of these
statements.
                                     18















                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1997
                                 (Unaudited)

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
$135,495,374

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -             -
-


Net income (loss)    (12,119,454)    (122,419)            -
(12,241,873)
                     -----------     --------     ---------
-----------

Partners' capital
 (deficit),
 December 31, 1997  $123,913,087    $(657,100)  $    (2,486)
$123,253,501
                     ===========     ========    ==========
===========

















       The accompanying notes are an integral part of these
statements.
                                     19

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1997
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
$17,808,019

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (2,369,845)      (23,938)              -
(2,393,783)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
December 31, 1997  $15,592,765    $ (178,529)    $         -
$15,414,236
                    ==========      ========      ==========
==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1997     $34,166,449    $ (126,206)     $     (628)
$34,039,615

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (2,987,959)      (30,181)              -
(3,018,140)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
December 31, 1997  $31,178,490     $(156,387)     $     (628)
$31,021,475
                    ==========      ========       =========
==========

        The accompanying notes are an integral part of these
statements.
                                     20

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1997
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
$31,092,508

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (2,675,378)      (27,024)              -
(2,702,402)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
December 31, 1997  $28,535,884     $(145,778)     $        -
$28,390,106
                    ==========      ========       =========
==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1997     $23,947,845     $(71,463)      $    (380)
$23,876,002

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (2,132,594)      (21,541)              -
(2,154,135)
                    ----------       -------       ---------
----------
Partners' capital
(deficit),
December 31, 1997  $21,815,251      $(93,004)     $     (380)
$21,721,867
                    ==========       =======       =========
==========


       The accompanying notes are an integral part of these
statements.
                                     21

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1997
                                 (Unaudited)



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
$28,679,230

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,953,679)      (19,734)              -
(1,973,413)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
December 31, 1997  $26,790,696     $ (83,401)    $    (1,478)
$26,705,817
                    ==========      ========      ==========
==========












    The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31, 1997
                                (Unaudited)



                                             1997
1996
                                             ----
----
Cash flows from operating activities:

    Net loss                             $(12,241,874)
$(12,655,730)
    Adjustments
       Distributions from Operating
         Partnerships                               -
9,322
       Amortization                           166,215
184,676
       Share of loss from Operating
         Partnerships               10,105,640     10,607,400
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses            (128)
(70,525)
       Decrease (Increase) in accounts
         receivable                           173,329
357,937
       Decrease (Increase) in accounts
         payable affiliates                 1,949,005
1,933,039
                                           ----------
----------
         Net cash (used in) provided by
           operating activities              (152,187)
366,119
                                           ----------
----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                   -
14,930
     Capital contributions paid to
       Operating Partnerships                (507,083)
(7,592,998)
     Advances to Operating Partnerships             -
2,880,827
     Investments                               10,511
2,636,175
                                           ----------
-----------
         Net cash (used in) provided by
           investing activities              (496,572)
(2,061,066)
                                           ----------
----------






                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                               1997
1996
                                               ----
----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                       -
793
                                           ----------
----------
         Net cash (used in) provided by
          financing activity                        -
793
                                           ----------
----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (334,384)
(1,694,154)
                                           ----------
----------

Cash and cash equivalents, beginning        3,925,706
4,958,860
                                           ----------
----------

Cash and cash equivalents, ending         $ 3,581,322    $
3,264,706
                                           ==========
==========


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








       The accompanying notes are an integral part of these
statements.
                                     24

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 15

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

   Net loss                                $(2,393,783)
$(2,535,058)
    Adjustments
       Distributions from Operating
         Partnerships                            3,017
1,396
       Amortization                              7,884
27,557
       Share of loss from Operating
         Partnerships                        2,098,823
2,219,355
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                2
(67,712)
       Decrease (Increase) in accounts
         receivable                                  -
(159,580)
       Decrease (Increase) in accounts
         payable affiliates                    411,038
411,033
                                              --------     -
--------
         Net cash (used in) provided by
           operating activities                126,981
(103,009)
                                              --------     -
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
2,640
     Capital contributions paid to Operating
       Partnerships                           (145,068)
(14,705)
     Advances to Operating Partnerships         25,000
50,000
     Investments                                     -
151,594
                                              --------     -
--------
         Net cash (used in) provided by
           investing activities               (120,068)
189,529
                                              --------     -
--------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                                     Series 15

----------------------
                                                1997
1996
                                                ----
----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                              --------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                              --------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  6,913
86,520


Cash and cash equivalents, beginning           246,845
163,428
                                              --------
--------

Cash and cash equivalents, ending            $ 253,758     $
249,948
                                              ========
========

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









     The accompanying notes are an integral part of these
statements.
                                     26

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 16

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(3,018,140)
$(2,764,534)
    Adjustments
       Distributions from Operating
         Partnerships                            3,098
1,321
       Amortization                             46,110
46,068
       Share of loss from Operating
         Partnerships                        2,389,351
2,216,096
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -
(100)
       Decrease (Increase) in accounts
         receivable                            (28,189)
23,472
       Decrease (Increase) in accounts
         payable affiliates                    518,985
518,923
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (88,785)
41,246
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
3,700
     Capital contributions paid to Operating
       Partnerships                             (9,914)
(712,752)
     Advances to Operating Partnerships              -
483,464
     Investments                                 3,052
75,959
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                 (6,862)
(149,629)
                                            ----------
----------







                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)




                                                     Series 16

-----------------------
                                                1997         1996
                                                ----
-----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (95,647)
(108,383)


Cash and cash equivalents, beginning         1,183,424
1,429,491
                                            ----------
----------

Cash and cash equivalents, ending          $ 1,087,777   $
1,321,108
                                            ==========
==========

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








     The accompanying notes are an integral part of these
statements.
                                     28

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 17

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(2,702,402)
$(3,585,553)
    Adjustments
       Distributions from Operating
         Partnerships                            9,087
1,824
       Amortization                             41,459
41,459
       Share of loss from Operating
         Partnerships                        2,143,853
3,020,274
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -
-
       Decrease (Increase) in accounts
         receivable                            206,079
(81,058)
       Decrease (Increase) in accounts
         payable affiliates                    424,031
430,926
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                122,107
(172,128)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
3,410
     Capital contributions paid to Operating
       Partnerships                           (213,893)
(453,026)
     Advances to Operating Partnerships              -
248,493
     Investments                                     -
628,486
                                            ----------
----------
         Net cash (used in) provided by
           investing activates                (213,893)
427,363
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                                    Series 17

------------------------
                                               1997          1996
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (91,786)
255,235


Cash and cash equivalents, beginning           539,185
285,417
                                            ----------
----------

Cash and cash equivalents, ending          $   447,399   $
540,652
                                            ==========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     30

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 18

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(2,154,135)
$(2,010,002)
    Adjustments
       Distributions from Operating
         Partnerships                            2,469
2,468
       Amortization                             31,626
31,626
       Share of loss from Operating
         Partnerships                        1,770,508
1,655,730
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses             (129)
(1,619)
       Decrease (Increase) in accounts
         receivable                              1,191
4,577
       Decrease (Increase) in accounts
         payable affiliates                    286,440
286,272
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (62,030)
(30,948)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
2,465
     Capital contributions paid to Operating
       Partnerships                            (38,321)
(155,948)
     Advances to Operating Partnerships              -
-
     Investments                                 1,838
451,911
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                (36,483)
298,428
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                                      Series 18

-----------------------
                                                1997         1996
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (98,513)
267,480


Cash and cash equivalents, beginning           766,409
529,400
                                             ---------
----------

Cash and cash equivalents, ending           $  667,896   $
796,880
                                             =========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     32

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31 ,
                                 (Unaudited)

                                                    Series 19

-------------------------
                                                1997
1996
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,973,413)
$(1,760,583)
    Adjustments
       Distributions from Operating
         Partnerships                            5,065
2,313
       Amortization                             39,136
37,966
       Share of loss from Operating
         Partnerships                        1,703,105
1,495,945
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses               (1)
(1,094)
       Decrease (Increase) in accounts
         receivable                             (5,752)
570,526
       Decrease (Increase) in accounts
         payable affiliates                    308,511
285,885
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                 76,651
630,958
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -
2,715
     Capital contributions paid to Operating
       Partnerships                           (147,623)
(6,256,567)
     Advances to Operating Partnerships              -
2,098,870
     Investments                                 5,621
1,328,225
                                            ----------
----------
         Net cash (used in) provided by
           investing activities               (142,002)
(2,826,757)
                                            ----------
---------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)




                                                   Series 19

------------------------
                                              1997          1996
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
793
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
793
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (65,351)
(2,195,006)


Cash and cash equivalents, beginning         1,189,843
2,551,124
                                            ----------
----------

Cash and cash equivalents, ending          $ 1,124,492   $
356,118
                                            ==========
==========

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






     The accompanying notes are an integral part of these
statements.
                                     34

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1997
                                (Unaudited)


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

                            December 31, 1997
                                (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December
31, 1997
and for the three and nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

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

The amortized cost of securities available for sale as of December 31, 1997 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $1,385,284

  Due after one year                     -
                                 ---------
  Total                         $1,385,284
                                 =========

The fair market value of the securities is $1,382,798. The difference being an unrealized loss on securities available for sale of $2,486, as of
December 31, 1997.

                  Boston Capital Tax Credit Fund III L.P.

                            December 31, 1997
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of December 31,
1997 and 1996 the Fund has accumulated organization amortization totaling
$826,986 and $669,605 respectively. The breakdown of accumulated organization amortization within the Fund as of December 31, 1997 and 1996 is as follows:

                               1997           1996
                               ----           ----
              Series 15      $167,077       $160,519
              Series 16       216,752        172,121
              Series 17       186,881        145,422
              Series 18       123,835         93,081
              Series 19       132,422         98,462
                              -------        -------
                             $826,967       $669,605
                              =======        =======

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over
330 months from April 1, 1995. As of December 31, 1997 the Fund has accumulated unallocated acquisition amortization totaling $202,260. The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 1997 for Series 15, Series 16, Series 17, Series 18, and
Series 19 is $29,007, $46,345, $50,665, $31,517 and $44,726,
respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital
Asset Management Limited Partnership (formerly Boston Capital
Communications
Limited Partnership) as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interests in the Operating Partnerships.   Prior
to the quarter
ended December 31, 1997 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                            December 31, 1997
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership). The fund management fees accrued for the quarter ended December 31, 1997 and 1996 are as follows:

                               1997            1996
                               ----            ----
              Series 15      $137,013       $137,013
              Series 16       172,995        172,968
              Series 17       141,347        141,348
              Series 18        95,487         95,424
              Series 19       102,837         97,050
                              -------        -------
                             $649,679       $643,803
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 1997 and 1996, the Fund had limited partnership interests in
241 Operating Partnerships which own or are constructing apartment complexes.
The breakdown of Operating Partnerships within the Fund at December 31, 1997 and 1996 is as follows:

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

                            December 31, 1997
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 1997 and 1996 are as follows:

                                 1997           1996
                                 ----           ----
              Series 15       $   34,528    $   189,312
              Series 16          145,311        155,225
              Series 17        1,619,079      1,849,192
              Series 18          717,634        756,295
              Series 19          684,180        832,019
                               ---------     ----------
                              $3,200,732    $ 3,782,043
                               =========     ==========

The Fund's fiscal year ends March 31st of each year, while all the Operating
Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1997.

                 Boston Capital Tax Credit Fund III L.P.

                           December 31, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)

                                                 Series 15

---------------------------
                                          1997             1996
                                          ----             ----
Revenues
   Rental                             $ 7,057,435      $
6,849,761
   Interest and other                     354,959
381,604
                                        ---------
---------
                                        7,412,394
7,231,365
                                        ---------
---------
Expenses
  Interest                              2,304,960
2,382,528
  Depreciation and amortization         3,008,366
2,991,845
  Operating expenses                    4,342,971
4,141,526
                                        ---------
---------
                                        9,656,297
9,515,899
                                        ---------
---------

          NET LOSS                    $(2,243,903)
$(2,284,534)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(2,098,823)
$(2,219,355)
                                        =========
=========

Net loss allocated to other
  partners                            $   (22,439)     $
(22,845)
                                        =========
=========

Net loss suspended                    $  (122,641)     $
(42,334)
                                        =========
=========

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

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                         Nine months ended September 30,
                              (Unaudited)

                                                Series 16

--------------------------
                                           1997             1996
                                           ----             ----
 Revenues
   Rental                             $ 9,194,168      $
8,906,847
   Interest and other                     690,191
673,696
                                       ----------
----------
                                        9,884,359
9,580,543
                                       ----------
----------
Expenses
  Interest                              3,141,090
2,980,379
  Depreciation and amortization         3,448,529
3,645,623
  Operating expenses                    5,708,225
5,193,791
                                       ----------
----------
                                       12,297,844
11,819,793
                                       ----------
----------

          NET LOSS                    $(2,413,485)
$(2,239,250)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(2,389,351)
$(2,216,857)
                                       ==========
==========

Net loss allocated to other
  partners                            $   (24,134)     $
(22,393)
                                       ==========
==========










                 Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months ended September 30,
                             (Unaudited)

                                                  Series 17

--------------------------
                                          1997             1996
 Revenues                                 ----             ----

   Rental                             $ 8,838,373      $
8,154,824
   Interest and other                     408,674
306,634
                                       ----------
---------
                                        9,247,047
8,461,458
                                       ----------
---------
Expenses
  Interest                              3,440,939
3,436,522
  Depreciation and amortization         2,978,359
2,848,043
  Operating expenses                    4,993,255
5,227,674
                                       ----------
---------
                                       11,412,553
11,512,239
                                       ----------
---------

          NET LOSS                    $(2,165,506)
$(3,050,781)
                                       ==========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(2,143,853)
$(3,020,274)
                                       ==========
=========

Net loss allocated to other
  partners                            $   (21,653)     $
(30,507)
                                       ==========
=========










                Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         December 31, 1997
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                          (Unaudited)

                                                  Series 18

----------------------------
                                          1997             1996
 Revenues                                 ----             ----
   Rental                             $ 4,534,379
$4,433,556
   Interest and other                     215,890
219,751
                                        ---------
---------
                                        4,750,269
4,653,307
                                        ---------
---------
Expenses
  Interest                              1,683,869
1,541,187
  Depreciation and amortization         2,123,294
2,086,747
  Operating expenses                    2,731,498
2,697,827
                                        ---------
---------

                                        6,538,661
6,325,761
                                        ---------
---------

          NET LOSS                    $(1,788,392)
$(1,672,454)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,770,508)
$(1,655,730)
                                        =========
=========

Net loss allocated to other
  partners                            $   (17,884)      $
(16,724)
                                        =========
=========











                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 1997
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)


                                                  Series 19

--------------------------
                                           1997             1996
 Revenues                                  ----             ----
   Rental                             $ 6,450,265      $
6,166,967
   Interest and other                     223,451
204,419
                                        ---------
---------

                                        6,673,716
6,371,386
                                        ---------
---------
Expenses
  Interest                              2,702,277
2,365,788
  Depreciation and amortization         2,208,069
1,755,100
  Operating expenses                    3,483,678
3,761,554
                                        ---------
---------

                                        8,394,024
7,882,442
                                        ---------
---------

          NET LOSS                    $(1,720,308)
$(1,511,056)
                                        =========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,703,105)
$(1,144,815)
                                        =========
=========

Net loss allocated to other
  partners                            $   (17,203)     $
(366,241)
                                        =========
=========






                         Boston Capital Tax Credit Fund III L.P.

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                    December 31, 1997
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED


When comparing the results of operations from the operating partnerships for the nine months ended September 30, 1997 and September 30, 1996 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating
Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


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

During the quarter ended December 31, 1997, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $34,528 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 1997.

(Series 16)  The Fund commenced offering BACs in Series 16 on
July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December
28, 1992.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

During the quarter ended December 31, 1997, none of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $145,311 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
16 has invested in as of December 31, 1997.

(Series 17)  The Fund commenced offering BACs in Series 17 on
January 24,
1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

During the quarter ended December 31, 1997, $209,893 of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $447,399 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of December 31, 1997.

(Series 18)  The Fund commenced offering BACs in Series 18 on
June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September
22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

During the quarter ended December 31, 1997 none of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $717,634 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 1997.

(Series 19).  The Fund commenced offering BACs in Series 19 on
October 8,
1993. Offers and sales of BACs in Series 19 were completed on December 17,
1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating
Partnerships in the
amount of $29,614,506.

During the quarter ended December 31, 1997 none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $684,180 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
19 has invested in as of December 31, 1997.

Results of Operations
---------------------
As of December 31, 1997 and 1996 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment
Complex
owned by the applicable Operating Partnership is eligible for the Federal
Housing Tax Credit.  Occupancy of a unit in each Apartment
Complex which
initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants

                                     47
with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as
"Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The results of operations for future periods are likely to vary from those for the period ended December 31, 1997. The losses from Operating
Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating
Partnerships are in the lease-up phase.

The General Partner determined that in prior fiscal years interest income was not allocated accurately across all series in the Fund. As of December 31, 1997 a reallocation has been done to more accurately reflect interest earned in relation to each series sources and uses of funds. Since the reallocation is occurring in a new fiscal year, some series will reflect a negative interest amount for the current fiscal year.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnerships (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships. The fund management fees incurred for the quarter ended
December 31, 1997 for Series 15, Series 16, Series 17, Series 18 and Series
19 were $132,377, $155,976, $137,942, $90,778, and $95,764
respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15)  As of December 31, 1997 and 1996, the average
qualified
occupancy for the series was 99.9% and 100%, respectively.  The series had a
total of 68 properties at December 31, 1997, 67 of which were at
100%
qualified occupancy.

For the nine months being reported Series 15 reflects a net loss from
Operating Partnerships of $2,243,903. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $764,463. This is an interim period estimate; it is not necessarily indicative of the final year end results.



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

The new management company at Hidden Cove continues to make improvements to the tenant base and occupancy, which stands at 94% at December 31, 1997, however the property is still generating operating deficits. As such, the management company is implementing cost saving measures to mitigate these deficits and stabilize the property. To further improve the financial condition of the partnership, the General Partner has initiated discussions with the first mortgage holder to refinance the debt.

(Series 16) As of December 31, 1997 and 1996, the average qualified occupancy for the series was 99.6% and 100%, respectively. The series had a total of 64 properties at December 31, 1997. Out of the total, 62 had 100%
qualified occupancy.

For the nine months being reported Series 16 reflects a net loss from
Operating Partnerships of $2,413,485. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,035,044. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

(Series 17) As of December 31, 1997 and 1996, the average qualified occupancy for the series was 99.7% and 99.6%, respectively. The series had a total of 49 properties at December 31, 1997. Out of the total 48 had 100%
qualified occupancy.

For the nine months being reported Series 17 reflects a net loss from
Operating Partnerships of $2,165,506. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $812,853. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners has reported net losses due to
operational issues
associated with the property.  The property continues to suffer from operating
deficits.  It is hoped with a more stabilized occupancy, increase in rents,
and reduction in operating costs, the deficits can be minimized.
The
Operating Partnership has stabilized since the completion of rehabilitation
and occupancy has shown steady improvement. Occupancy is at 95% as of December 31, 1997.
                                     49









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

The property owned by California Investors VI L.P. has experienced a reduction in occupancy, which stands at 90% at December 31, 1997. The management company is increasing their marketing efforts, as well as implementing capital improvements to the property to attract tenants. These efforts should improve occupancy and stabilize the property.

(Series 18) As of December 31, 1997 and 1996 the average qualified occupancy for the series was 100% and 100%, respectively. The series had a total of 34 properties at December 31, 1997, all of which were at 100% qualified occupancy.

For the nine months being reported Series 18 reflects a net loss from
Operating Partnerships of $1,783,392. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$334,902. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

(Series 19) As of December 31, 1997 and 1996 the average qualified occupancy for the series was 100% and 99.9% respectively. The series had a total of 26 properties at December 31, 1997, all of which were at 100% qualified occupancy.

For the nine months being reported Series 19 reflects a net loss from
Operating Partnerships of $1,720,308. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$487,761. This is an interim period estimate; it is not necessarily indicative of the final year end results.







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


















                                     51

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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates
III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  February 19, 1998        By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal
Financial
                                     Officer

























