Form 10-K405
period 1998-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1998-07-15
CIK 879555

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1998 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to
                                   -----------  ------------
Commission file number    0-21718
                       --------------
            Boston Capital Tax Credit Fund III L.P.
-----------------------------------------------------------------
-----
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

                BOSTON CAPITAL TAX CREDIT FUND III L.P.
                        Form 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED March 31, 1998

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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K

          Signatures
                                    PART I
                                    ------
Item 1.   Business

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

     A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering ("Offering") in one or more series of a minimum of
250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed an amendment to Form S-11 with the
Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October
6, 1993. As of March 31, 1998, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for
21,996,102 BACs, representing capital contributions of $219,961,020. The
Fund issued the last BACs in Series 19 on December 17, 1993.
This
concluded the Public Offering of the Fund.

     The Offering, including information regarding the issuance of BACs in series, is described on pages 84 to 87 of the Prospectus, as supplemented, under the caption "The Offering", which is incorporated herein by reference.

Description of Business
-----------------------
     The Fund's principal business is to invest as a limited
partner in
other limited partnerships (the "Operating Partnerships") each of which
                                    1

will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.
Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources. Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under
Section 48
of the Code (the "Rehabilitation Tax Credit"). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 37 to 51 of the
Prospectus, as supplemented, under the captions "Tax Credit
Programs" and
"Government Assistance Programs," which is incorporated herein by reference.
Section 236 (f) (ii) of the National Housing Act, as amended, in
Section 101
of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax
Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment
Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment
Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

     As of March 31, 1998 the Fund had invested in 68 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 49
Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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

     (2) provide tax benefits in the form of passive losses which an
          Investor may apply to offset his passive income (if any); and

     (3)  preserve and protect the Fund's capital and provide
capital
          appreciation and cash distributions through increases
in value
          of the Fund's investments and, to the extent
applicable, equity
          buildup through periodic payments on the mortgage
indebtedness
          with respect to the Apartment Complexes.
                                    2

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























                                    3

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1998

                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
April Gardens  Las Piedras,
Apts. III      PR       32  $1,470,532   9/92    5/93     100%  $
279,823

Autumwood      Keysville,
Heights        VA       40   1,348,908   8/92     1/93    100%
256,700

Barton Village Arlington,
Apartments     GA       18     511,252  10/92     3/93    100%
101,154

Bergen         Bergen,
Meadows        NY       24   1,021,398   7/92     7/92    100%
199,420

Bridlewood     Horse Cave,
Terrace        KY       24     792,631   1/94      1/95   100%
167,679

Brunswick      Lawrenceville,
Commons        VA       24     826,669   3/92      9/92   100%
152,282

Buena Vista
Apartments,    Union,
Phase II       SC       44   1,456,325   3/92      1/92   100%
281,000

Calexico       Calexico,
Senior Apts.   CA       38   1,925,949   9/92      9/92   100%
366,220

Chestnut       Altoona,
Hills Estates  AL       24     744,304   9/92      9/92   100%
146,500

Columbia       Camden,
Heights Apts.  AR       32   1,297,011  10/92      9/93   100%
247,599

Coral Ridge    Coralville,
Apartments     IA      102   2,605,764   3/92     11/92   100%
2,257,827

Country
Meadows        Sioux Falls,
II, III, IV    SD       55   1,348,385   5/92      9/92   100%
1,220,825

Curwensville   Curwensville,
House Apts.    PA       28   1,217,911   9/92      7/93   100%
262,000

Deerfield      Crewe,
Commons        VA       39   1,231,999   4/92      6/92   100%
242,430
                                    4

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
East Park     Dilworth,
Apts. I       MN        24 $   499,433    6/94     1/94  100%  $
406,100

Edgewood
 Apts.        Munfordville,
              KY        24     789,035    6/92     8/92  100%
156,763

Golden Age    Oak Grove,
Apts.         MO        17     405,084     4/92   11/91  100%
84,410

Graham        Graham,
Village Apts. NC        50   1,332,451    10/94    6/95  100%
919,461

Greentree     Utica,
Apts.         OH        24     686,246     4/94   10/75  100%
64,069

Greenwood     Fort Gaines,
Village       GA        24     676,781     8/92    5/93  100%
131,268

Hadley's
Lake          East Machias
Apts.         ME        18   1,041,877     9/92    1/93  100%
291,400

Hammond       Westernport,
Heights Apts. MD        35   1,491,709     7/92    2/93  100%
327,944

Harrisonville Harrisonville,
Properties II MO        24     609,280     3/92   11/91  100%
144,004

Harvest Point Madison,
Apts.         SD        30   1,202,188     3/95   12/94  100%
268,760

Hearthside II Portage,
              MI        60   1,965,350     4/92   11/92  100%
1,153,620

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1998
Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Heron's        Lake Placid,
Landing I      FL      37   $1,207,737  10/92   10/92    100%  $
255,339

Hidden         W. Pittsburg,
Cove           CA      88    2,811,177   2/94    8/88    100%
200,000

Higginsville   Higginsville,
Estates        MO      24      628,694   3/92    3/91    100%
146,111

Kearney        Kearney,
Estates        MO      24      635,541   5/92     1/92   100%
138,103

Lakeside       Lake Village
Apts.          AR      32    1,221,983   8/94     8/95   100%
282,004

Lake View      Lake View,
Green Apts.    SC      24      889,507   3/92     7/92   100%
183,603

Laurelwood
Apartments,    Winnsboro,
Phase II       SC      32    1,070,660   3/92     2/92   100%
229,986

Lebanon
Properties     Lebanon,
III            MO      24      633,468   3/92     2/92   100%
152,171

Lebanon        Spring Grove,
Village II     VA      24      927,067   8/92     2/93   100%
169,000

Lilac Apts.    Leitchfield,
               KY      24      729,867   6/92     7/92   100%
148,015

Livingston     Livingston,
Plaza          TX      24      677,893  12/92    11/93   100%
176,534

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Manning     Manning,
Lane Apts.   SC         42   $1,474,883   8/92   3/93    100%  $
296,436

Marshall    Marshallville,
Lane Apts.   GA         18      554,797   8/92  12/92    100%
114,200

Maryville   Maryville,
Properties   MO         24      719,677   5/92   3/92    100%
156,636

Meadow      Grantsville,
View Apts.   MD         36    1,489,870   5/92   2/93    100%
291,322

Millbrook   Sanford,
Commons      ME         16      923,043   6/92  11/92    100%
227,100

Monark      Van Buren & Barling,
Homes        AR         10      327,340   6/94   3/94    100%
239,800

North
Prairie     Plainwell,
Manor Apts.  MI         28      883,203   9/92   5/93    100%
206,820

North Trail Arkansas City,
Apts.        KS         24      829,304   9/94  12/94    100%
194,118

Oakwood     Century,
Village      FL         39    1,110,433   5/92   5/92    100%
249,374

Osceola      Osceola,
Estates Apts.IA         24      677,260   5/92   5/92    100%
161,325

Payson
Senior       Payson,
Center Apts. AZ         39    1,489,891   8/92   8/92    100%
365,755

Rainier      Mt. Rainier,
Manor Apts.  MD        104    2,690,165   4/92   1/93    100%
1,095,382

Ridgeview    Brainerd,
Apartments   MN         24      863,431   3/92   1/92    100%
165,434

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-
-----------------------------------------------------------------
---------
Rio Mimbres  Deming,
II Apartments NM       24  $   775,086   4/92     4/92     100%
$  149,811

River Chase  Wauchula,
Apts.         FL       47    1,479,940   8/92    10/92     100%
322,944

Rolling
Brook        Algonac,
III Apts.     MI       26      828,540   6/92    11/92     100%
185,632

School St.   Marshall,
Apts.Phase I  WI       24      765,937   4/92     5/92     100%
666,025

Shenandoah   Shenandoah,
Village       PA       34    1,475,722   8/92     2/93     100%
317,136

Showboat     Chesaning,
Manor Apts.   MI       26      797,461   7/92     2/93     100%
178,084

Spring Creek Derby,
II Apts.      KS       50    1,252,478   4/92     6/92     100%
1,060,282

Summit Ridge Palmdale,
Apartments    CA      304    8,934,496  10/92    12/93     100%
5,639,000

Sunset Sq.   Scottsboro,
Apts.         AL       24      741,950   9/92     8/92     100%
143,900

Taylor Mill  Hodgenville,
Apartments    KY       24      769,646   4/92     5/92     100%
173,606

Timmons      Lynchburg,
Village Apts. SC       18      623,526   5/92     7/92     100%
122,450

University   Detroit,
Meadows       MI       53    1,945,327   6/92    12/92     100%
1,676,750

Valatie      Valatie,
Woods         NY       32    1,380,952   6/92     4/92     100%
277,600

          Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Village      Healdton,
Woods         OK       24  $   705,236  8/94   12/94      100%  $
173,616

             Urb. Corales
Villas       de Hatillo,
Del Mar       PR       32    1,467,376  8/92    8/92      100%
307,200

Virgen del
Pozo Garden  Sabana Grande,
Apts.         PR       70    3,339,391  8/92    7/93      100%
772,550

Weedpatch    Weedpatch,
Country Apts. CA       36    1,977,464  1/94    9/94      100%
461,197

Whitewater   Ideal,
Village Apts. GA       18      527,672  8/92   11/92      100%
108,000

Wood Park    Arcadia,
Pointe        FL       36    1,171,161  6/92    5/92      100%
243,672

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1998


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
1413
Leavenworth  Omaha,
Apts.          NE      60  $1,573,550   12/92   3/93      100%
$1,287,526

Abbey        Nixa,
Orchards Apts. MO      48   1,531,290    3/94   6/94      100%
1,163,875

Abbey
Orchards     Nixa,
Apts.II        MO      56   1,106,299    8/94   7/94      100%
1,137,750

Bernice      Bernice,
Villa Apts.    LA      32     961,430    5/93  10/93      100%
200,476

Branch River Wakefield,
Commons Apts.  NH      24   1,265,082    9/92   2/93      100%
246,105

Brunswick    Lawrenceville,
Manor Apts.    VA      40   1,421,154    2/94   7/94      100%
278,519

Canterfield  Denmark,
Manor          SC      20     769,742   11/92   1/93      100%
175,959

Cape Ann
YMCA         Gloucester,
Community Ctr. MA      23     615,521    1/93  12/93      100%
693,132

Carriage     Westville,
Park Village   OK      24     721,771    2/93   7/93      100%
144,714

Cedar        Brown City,
Trace Apts.    MI      16     505,775   10/92   7/93      100%
102,500

Cielo Azul   Aztec,
Apts.          NM      30   1,018,990    5/93   5/93      100%
389,749

Clymer       Clymer,
Park Apts.     PA      32   1,444,636   12/92  11/94      100%
317,428

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Crystal      Davenport,
Ridge Apts.   IA      126   $3,103,590  10/93   2/94      100%  $
3,032,972

Cumberland   Middlesboro,
Woods Apts.   KY       40    1,454,417  12/93  10/94      100%
412,700

Deer Run     Warrenton,
Apts.         NC       31      710,946   8/93   3/93      100%
572,200

Derry Round  Borough of Derry,
House Court   PA       26    1,134,690   2/93   2/93      100%
248,019

Fairmeadow   Latta,
Apts.         SC       24      885,753   1/93   7/93      100%
195,400

Falcon       Beattyville,
Ridge Apts.   KY       32    1,049,182   4/94   1/95      100%
247,200

Forest       Butler,
Pointe Apts.  GA       25      755,346  12/92   9/93      100%
162,397

Gibson       Gibson,
Manor Apts.   NC       24      910,256  12/92   6/93      100%
161,412

Greenfield   Greenfield,
Properties    MO       20      533,849   1/93   5/93      100%
126,046

Greenwood    Mt. Pleasant,
Apts.         PA       36    1,478,650  11/93  10/93       97%
352,000

Harmony      Galax,
House Apts.   VA       40    1,477,187  11/92   7/93      100%
285,588

Haynes House Roxbury,
Apartments    MA      131    3,425,071   8/94   9/95      100%
1,955,670

Holly Tree   Holly Hill,
Manor         SC       24      887,097  11/92   2/93      100%
201,490

Isola Square Isola,
Apartments    MS       32      972,440  11/93   4/94      100%
246,722

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Joiner      Joiner,
Manor        AR       25  $  820,643   1/93     6/93     100%
$149,670

Landview    Bentonia,
Manor        MS       28     842,072   7/93     2/94     100%
190,109

Laurel      Idabel,
Ridge Apts.  OK       52   1,389,051   4/93    12/93     100%
282,606

Lawtell     Lawtell,
Manor Apts.  LA       32     930,662   4/93     8/93     100%
202,603

Logan       Ridgeland,
Lane Apts    SC       36   1,301,408   9/92     3/93     100%
274,750

Mariner's   Milwaukee,
Pointe Apts  WI       64   2,003,521  12/92     8/93     100%
1,684,121

Mariner's
Pointe      Milwaukee,
Apts. II     WI       52   1,961,491  12/92     8/93     100%
1,676,219

Meadows of  Southgate,
Southgate    MI       83   2,323,073   7/93     5/94     100%
1,716,000

Mendota     Mendota,
Village Apts.CA       44   1,982,426  12/92     5/93     100%
438,300

Mid City    Jersey City,
Apts.        NJ       58   3,102,095   9/93     6/94     100%
3,097,210

Newport
Elderly     Newport,
Apts.        VT       24   1,252,686   2/93    10/93     100%
221,626

Newport     Newport,
Manor Apts.  TN       30     960,136   9/93    12/93     100%
204,863

Oak Forest  Eastman,
Apts.        GA       41   1,183,172  12/92    10/93     100%
251,269

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Parkwoods   Anson,
Apts.        ME       24   $1,285,580   12/92   9/93     100%  $
320,206

Plantation  Tchula,
Manor        MS        28     836,162    7/93  12/93     100%
195,030

Ransom St.   Blowing Rock,
Apartments   NC        13     588,602   12/93  11/94     100%
104,197

Riviera      Miami Beach,
Apts.        FL        56   1,711,123   12/92  12/93     100%
1,442,978

Sable Chase  McDonough,
of McDonough GA       222   5,145,068   12/93  12/94     100%
5,618,968

Simmesport   Simmesport,
Square Apts. LA        32     951,657    4/93   6/93     100%
198,500

St. Croix    Woodville,
Commons Apts. WI        40  1,113,590   10/94  12/94     60%
534,847

St. Joseph   St. Joseph,
Square Apts. LA        32     961,599    5/93   9/93     100%
206,086

Summersville Summersville,
Estates      MO        24     623,008    5/93   6/93     100%
157,976

Stony Ground St. Croix,
Villas       VI        22   1,436,698   12/92   6/93     100%
358,414

Talbot       Talbotton,
Village II   GA        24     682,948    8/92   4/93     100%
129,683

Tan Yard
Branch       Blairsville,
Apts. I      GA        24     757,454   12/92   9/94     100%
151,154

Tan Yard
Branch       Blairsville,
Apts. II     GA        25     741,436   12/92   7/94     100%
144,304

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
The
Fitzgerald   Plattsmouth,
Building     NE        20  $  697,900  12/93   12/93     100%   $
924,780

The
Woodlands   Tupper Lake,
             NY        18     929,570   9/94    2/95     100%
214,045

Tuolumne
City        Tuolumne,
Senior Apts. CA        30   1,606,725  12/92    8/93     100%
376,535

Turtle      Monticello,
Creek Apts.  AR        27     852,336   5/93   10/93     100%
185,392

Valley View Palatine Bridge,
Apartments   NY        32   1,433,708   5/94    5/94     100%
326,870

Victoria    North Port,
Pointe Apts. FL        42   1,447,234  10/94    1/95     100%
338,058

Vista Linda Sabana Grande,
Apartments   PR        50   2,509,415   1/93   12/93     100%
435,530

West End    Union,
Manor        SC        28     993,128   5/93    5/93     100%
231,741

Westchester
Village     Oak Grove,
of Oak Grove MO        33   1,217,182  12/92    4/93     100%
889,700

Westchester
Village of  St. Joseph,
St. Joseph   MO        60   1,632,404   7/93    6/93     100%
1,316,500

Willcox    Willcox,
Senior Apts. AZ        30   1,106,534   1/93    6/93     100%
268,747

Woods       Damascus,
Landing Apts.VA        40   1,473,132  12/92    9/93     100%
286,171

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 1998


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Annadale     Fresno,
Apartments    CA      222  $4,577,617   1/96    6/90      100%  $
-0-

Artesia      Artesia,
Properties    NM       40   1,423,532   9/94    9/94      100%
399,464

Aspen Ridge  Omaha,
Apts.         NE       42     873,002   9/93   11/93      100%
809,750

Briarwood    Clio,
Apartments    SC       24     917,416  12/93    8/94      100%
211,133

Briarwood
Apartments   DeKalb,
of DeKalb     IL       48   1,556,606  10/93    6/94      100%
1,041,834

Briarwood    Buena Vista,
Village       GA       38   1,133,273  10/93    5/94      100%
252,700

Brookwood    Blue Springs,
Village       MO       72   2,314,685  12/93   12/94      100%
1,629,100

Cairo Senior Cairo,
Housing       NY       24   1,073,827   5/93    4/93      100%
201,711

Caney Creek  Caneyville,
Apts.         KY       16     479,633   5/93    4/93      100%
118,800

Central      Cambridge,
House         MA      128   2,561,302   4/93   12/93      100%
2,498,109

Clinton      Clinton,
Estates       MO       24     740,556  12/94   12/94      100%
162,717

Cloverport   Cloverport,
Apts.         KY       24     758,953   4/93    7/93      100%
174,575

College
Greene       Chili,
Senior Apts.  NY      110   2,781,020   3/95    8/95      100%
232,545

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 1998
Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.   3/31/98
3/31/98
-----------------------------------------------------------------
----------
Crofton     Crofton,
Manor Apts.  KY         24  $  807,528   4/93    3/93    100%
$  168,420

Deerwood    Adrian,
Village Apts.GA         20     638,923   2/94    7/94    100%
160,900

Doyle       Darien,
Village      GA         38   1,173,713   9/93    4/94    100%
235,509

Fuera Bush
Senior      Fuera Bush,
Housing      NY         24   1,103,720   7/93    5/93    100%
189,364

Gallaway    Gallaway,
Manor Apts.  TN         36   1,059,860   4/93    5/93    100%
221,432

Glenridge   Bullhead City,
Apartments   AZ         52   2,051,802   6/94    6/94    100%
520,500

Green Acres West Bath,
Estates      ME         48   1,216,346   1/95   11/94    100%
135,849

Green Court Mt. Vernon,
Apartments   NY         76   2,305,194  11/94   11/94     84%
964,813

Henson      Fort Washington,
Creek Manor  MD        105   4,008,753   5/93    4/94    100%
2,980,421

Hickman
Manor       Hickman,
Apts. II     KY         16     541,610  11/93   12/93    100%
134,094

Hill        Bladenboro,
Estates, II  NC         24   1,018,663   3/95    7/95    100%
132,300

Houston     Alamo,
Village      GA         24     673,690  12/93    5/94    100%
169,418

Isola       Greenwood,
Square Apts.  MS        36   1,063,598  11/93    8/94    100%
304,556

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Ivywood     Smyrna,
Park Apts.    GA      106   $3,051,181   6/93   10/93     100%
$2,093,847

Jonestown   Jonestown,
Manor Apts.   MS       28      869,905  12/93   12/94     100%
243,605

Largo Ctr.  Largo,
Apartments    MD      100    3,862,987   3/93    6/94     100%
2,753,475

Laurel      Naples,
Ridge Apts.   FL       78    2,952,184   2/94   12/94     100%
1,788,844

Lee Terrace Pennington Gap,
Apartments    VA       40    1,492,281   2/94   12/94     100%
288,268

Maplewood Union City,
Park Apts.   GA        110   3,549,760   4/94    7/95     100%
1,416,091

Oakwood
Manor of    Bennettsville,
Bennettsville SC       24      880,315   9/93   12/93     100%
189,200

Opelousas   Opelousas,
Point Apts.   LA       44    1,394,818  11/93    3/94     100%
439,277

Orchard     Beaumont,
Park          CA      144    3,919,367   1/94    5/89     100%
250,000

Palmetto    Palmetto,
Villas        FL       49    1,615,004   5/94    4/94     100%
421,795

Park        Lehigh Acres,
Place         FL       36    1,180,200   2/94    5/94     100%
283,687

Pinehurst   Farwell,
Senior Apts.  MI       24      811,185   2/94    2/94     100%
183,176

Quail       Reedsville,
Village       GA       31      884,336   9/93    2/94     100%
171,855

Royale Glen Muskegon,
Townhomes     MI       79    3,686,381  12/93   12/94     100%
909,231
                                    17

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Seabreeze   Inglis,
Manor         FL        37  $1,237,696   3/94    1/95     100%
$  294,387

Soledad     Soledad,
Senior Apts.  CA        40   1,962,504  10/93    1/94     100%
407,894

Stratford   Midland,
Place        MI         53     978,259   9/93    6/94     100%
892,915

Summit      Palmdale,
Ridge Apt.   CA        304   8,934,496  12/93   12/93     100%
5,191,039

Villa West  Topeka,
V Apartments KS         52   1,239,879   2/93   10/92     100%
902,700

Waynesburg  Waynesburg,
House Apts.  PA         34   1,500,200   7/94   12/95     100%
501,140

West Front  Skowhegan,
Residence    ME         30   1,708,870   9/94    8/94     100%
487,390

West Oaks   Raleigh,
Apartments   NC         50   1,201,077   6/93    7/93     100%
811,994

White       White Castle,
Castle Manor LA         24     778,284   6/94    5/94     100%
198,684
















                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 1998


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Arch         Boston,
Apartments    MA        75  $2,612,884   4/94   12/94     100%
$3,017,845

Bear Creek   Naples,
Apartments    FL       118   4,920,780   3/94    4/95     100%
3,586,687

Briarwood    Humbolt,
Apartments    IA        20     710,499   8/94    4/95     100%
162,536

California   San Joaquin,
Apartments    CA        42   1,835,545   3/94    12/94    100%
519,100

Chatham      Chatham,
Manor         NY        32   1,428,426   1/94    12/93    100%
296,860

Chelsea Sq.  Chelsea,
Apartments    MA         6     301,393   8/94    12/94    100%
451,929

Clarke       Newport,
School        RI        56   2,553,154  12/94    12/94    100%
1,804,536

Cox Creek    Ellijay,
Apartments    GA        25     826,339   1/94     1/95    100%
214,824

Evergreen    Macedon,
Hills Apts.   NY        72   2,819,733   8/94     1/95    100%
1,464,564

Glen Place   Duluth,
Apartments    MN        35   1,235,919   4/94     6/94    100%
1,328,621

Harris Music West Palm Beach,
Building      FL        38   1,329,732   6/94    11/95    100%
749,953

Kristine     Bakersfield,
Apartments    CA        60   1,357,598  10/94    10/94    100%
1,636,293

Lakeview     Battle Creek,
Meadows II    MI        60   1,631,579   8/93     5/94    100%
1,029,000



                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 1998

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Lathrop     Lathrop,
Properties   MO        24  $   744,307   4/94    5/94      100%
$   171,579

Leesville   Leesville,
Elderly Apts.LA        54    1,255,777   6/94    6/94      100%
776,500

Lockport    Lockport,
Seniors Apts.LA        40      985,098   7/94    9/94      100%
595,439

Maple Leaf  Franklinville,
Apartments   NY        24    1,105,876   8/94   12/94      100%
296,587

Maple       Aurora,
Terrace      NY        32    1,416,725   9/93    9/93      100%
279,988

Marengo     Marengo,
Park Apts.   IA        24      733,421  10/93    3/94      100%
133,552

Meadowbrook Oskaloosa,
Apartments   IA        16      484,154  11/93    9/94      100%
96,908

Meadows     Show Low,
Apartments   AZ        40    1,494,891   3/94    5/94      100%
420,302

Natchitoches
Senior      Natchitoches,
Apartments   LA        40      962,038   6/94   12/94      100%
644,175

Newton      Newton,
Plaza Apts.  IA        24      811,403  11/93    9/94      100%
166,441

Oakhaven    Ripley,
Apartments   MS        24      504,829   1/94    7/94      100%
116,860

Parvin's
Branch      Vineland,
Townhouses   NJ        24      855,899   8/93   11/93      100%
761,856




                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 1998
Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.   3/31/98
3/31/98
-----------------------------------------------------------------
----------
Peach Tree   Felton,
Apartments     DE       32  $1,488,901    1/94   7/93     100%  $
206,100

Pepperton    Jackson,
Villas         GA       29     866,522    1/94   6/94     100%
222,762

Prestonwood  Bentonville,
Apartments     AR       62   1,207,101   12/93  12/94     100%
1,067,200

Richmond     Richmond,
Manor          MO       36   1,034,866    6/94   6/94     100%
231,593

Rio Grande   Eagle Pass,
Apartments     TX      100   2,277,660    6/94   5/94     100%
666,840

Troy         Troy,
Estates        MO       24     698,219   12/93   1/94     100%
159,007

Vista Loma   Bullhead City,
Apartments     AZ       41   1,609,548    5/94   9/94     100%
465,650

Vivian       Vivian,
Seniors Apts.  LA       40     998,036    7/94   9/94     100%
625,691

Westminster
Meadow       Grand Rapids,
Apartments     MI       64   2,099,908   12/93  11/94     100%
1,378,000















                Boston Capital Tax Credit Fund III L.P. - Series
19
                      PROPERTY PROFILES AS OF March 31, 1998

                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Callaway     Holt's Summit,
Villa         MO        48  $1,294,714   6/94  12/94    100%   $
1,181,010

Carrollton   Carrollton,
Villa         MO        48   1,289,993    6/94   3/95    100%
1,121,758

Clarke       Newport,
School        RI        56   2,553,154   12/94  12/94    100%
1,153,719

Coopers      Irving,
Crossing      TX        93   3,794,626    6/96  12/95    100%
1,716,000

Delaware
Crossing     Ankeny,
Apartments    IA       152   3,702,186    8/94   3/95    100%
3,337,884

Garden Gate  Forth Worth,
Apartments    TX       240   5,839,879    2/94   4/95    100%
3,526,605

Garden Gate  Plano,
Apartments    TX       240   7,325,979    2/94   5/95    100%
3,116,064

Hebbronville Hebbronville,
Senior        TX        20     520,486   12/93   4/94    100%
82,592

Jefferson    Denver,
Square        CO        64   2,547,818    5/94   8/95    100%
1,705,351

Jenny Lynn   Morgantown,
Apts.         KY        24     806,172    1/94   9/94    100%
182,800

Lone Star    Lone Star,
Senior        TX        24     615,597   12/93   5/94    100%
138,740

Mansura
Villa II     Mansura,
Apartments    LA        32     967,493    5/94   8/95    100%
227,910

Maplewood   Union City,
Park Apts.   GA       110    3,549,760   4/94     7/95   100%
1,416,091

Martindale   Martindale,
Apts.         TX        24     684,833   12/93   1/94    100%
154,790

                Boston Capital Tax Credit Fund III L.P. - Series
19

                     PROPERTY PROFILES AS OF March 31, 1998
Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/97   Date     Comp.    3/31/98
3/31/98
-----------------------------------------------------------------
----------
Munford     Munford,
Village      AL        24  $   764,418   10/93    4/94   100%   $
165,800

Northpoint  Kansas City,
Commons      MO       158    4,751,980    7/94    6/95   100%
2,124,024

Poplar      Madison,
Ridge Apts.  VA        16      664,872   12/93   10/94   100%
124,704

Prospect
Villa III   Hollister,
Apartments   CA        30    1,743,304    3/95    5/95   100%
499,104

Sahale
Heights     Elizabethtown,
Apts.        KY        24      858,298    1/94    6/94   100%
238,600

Seville     Forest Village,
Apartments   OH        24      665,237    3/94    3/78   100%
47,780

Sherwood    Rainsville,
Knoll        AL        24      781,126   10/93    4/94   100%
162,500

Summerset   Swainsboro,
Apartments   GA        30      960,190   1/94    11/95   100%
223,029

Tanglewood  Lawrenceville,
Apartments   GA       130    4,251,341  11/93    12/94   100%
3,020,840

Village     Independence,
North I      KS        24      858,246   6/94    12/94   100%
190,471

Vistas at   Largo,
Lake Largo   MD       110    3,286,144  12/93     1/95   100%
2,833,420

Wedgewood
Lane        Cedar City,
Apartments   UT        24    1,002,164   6/94     9/94   100%
262,800


                                    23

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

     (b)  Approximate number of security holders

          As of March 31, 1998, the Fund has 14,048 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

          The BACs were issued in series.  Series 15 consists of
2,610
          investors holding 3,870,500 BACs, Series 16 consists of
3,678
          investors holding 5,429,402 BACs, Series 17 consists of
3,098
          investors holding 5,000,000 BACs, Series 18 consists of
2,132
          investors holding 3,616,200 BACs, and Series 19 consists of
          2,530 investors holding 4,080,000 BACs at March 31,
1998.

     (c)  Dividend history and restriction

          The Fund has made no distributions of Net Cash Flow to its BAC
          Holders from its inception, September 19, 1991 through March
          31, 1998.

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



Item 6.   Selected Financial Data

    The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 1994 through March
31,
1998. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations
----------
                March 31,     March 31,     March 31,    March
31,   March 31,
                  1998          1997          1996         1995
1994
                --------      --------      --------    --------
--------
Interest &
Other Income  $    341,565  $  555,991 $  1,034,800 $  2,200,432
$ 2,380,436
Share of Loss
  of Operating
  Partnerships (13,145,436) (15,051,842) (14,435,496)
(10,794,203) (4,998,241)
Operating Exp.  (2,938,230)  (3,210,372)  (3,313,615)
(3,739,460) (2,585,806)
               -----------  -----------   ----------  -----------
----------
Net Loss
$(15,742,101)$(17,706,223)$(16,714,311)$(12,333,231)$(5,203,611)
               ===========  ===========   ==========  ===========
==========
Net Loss
per BAC       $       (.72) $      (.80)$       (.75)$
(.56)$      (.31)
               ===========  ===========   ==========  ===========
==========

                   As of       As of         As of         As of
As of
                 March 31,    March 31,     March 31,    March
31,   March 31,
                   1998         1997          1996         1995
1994
                 --------     --------      --------     --------
--------
Balance Sheet
-------------
Total Assets  $131,189,787 $145,845,635 $167,285,510 $202,894,304
$215,591,233
               ===========  ===========  ===========  ===========
===========
Total Liab.   $ 11,434,028 $ 10,350,261 $ 14,069,497 $ 33,078,601
$ 33,263,599
Partners'      ===========  ===========  ===========  ===========
===========
 Capital      $119,755,759 $135,495,374 $153,216,013 $169,815,703
$182,327,634
               ===========  ===========  ===========  ===========
===========
Other Data
----------
Tax Credits per BAC for the Investors Tax
Year, the Twelve Months Ended December
31, 1997, 1996, 1995, 1994 and 1993*
              $       1.39 $       1.37 $       1.26 $        .66
$       .42
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

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Liquidity
---------
  The Fund's primary source of funds is the proceeds of its Public Offering.
Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the
Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating
Partnerships.

  The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 1998 were $2,123,686, and total fund management fees accrued as of March 31, 1998 were $8,503,618. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

  The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to its investors.
The Fund anticipates that the investments it purchases will be available for sale. Many of the investments sold during the years ended March 31,
1996, 1997 and 1998 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

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

  (Series 15).  The Fund commenced offering BACs in Series 15 on
January
24, 1992. The Fund received and accepted subscriptions for $38,705,000 representing 3,870,500 BACs from investors admitted as BAC Holders in Series 15. Offers and sales of BACs in Series 15 were completed and the last of BACs in Series 15 were issued by the Fund on June 26, 1992.


 During the fiscal year ended March 31, 1998, the Fund used
$145,068
of Series 15 net offering proceeds to pay additional installments of its capital contributions to 3 Operating Partnerships. As of March 31,
1998 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 65 of the 68 Operating
Partnerships. Series 15 has $32,922 in capital contributions that remain to be paid to the other 3 Operating Partnerships.

  (Series 16).  The Fund commenced offering BACs in Series 16 on
July 10,
1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

  During the fiscal year ended March 31, 1998, the Fund used
$9,914
of Series 16 net offering proceeds to pay additional installments of its capital contributions to 2 Operating Partnerships. As of March 31, 1998 the net proceeds from the offer and sale of BACs in Series
16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 57 of the 64 Operating
Partnerships. Series 16 has $145,311 in capital contributions that remain to be paid to the other 7 Operating Partnerships.

  (Series 17).  The Fund commenced offering BACs in Series 17 on
January
24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

  During the fiscal year ended March 31, 1998, the Fund used
$93,935
of Series 17 net offering proceeds to pay additional installments of its capital contributions to 3 Operating Partnerships. As of March 31, 1998
proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of
$37,223,407, and the Fund had completed payments of all installments of its capital contributions to 41 of the 49 Operating Partnerships. Series 17 has
$1,367,195 in capital contributions that remain to be paid to the other
8 Operating Partnerships.

  (Series 18).  The Fund commenced offering BACs in Series 18 on
June 17,
1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.



  During the fiscal year ended March 31, 1998, the Fund used
$38,320
of Series 18 net offering proceeds to pay additional installments of its capital contributions to 1 Operating Partnership. As of March
31, 1998 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 30 of the 34 Operating
Partnerships. Series 18 has $717,635 in capital contributions that remain to be paid to the other 4 Operating Partnerships.

  (Series 19).  The Fund commenced offering BACs in Series 19 on
October 8,
1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

  During the fiscal year ended March 31, 1998, the Fund used
$147,623
of Series 19 net offering proceeds to pay initial installments of its capital contributions to 4 Operating Partnerships. As of March 31, 1998
proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of
$30,164,485, and the Fund had completed payments of all installments of its capital contributions to 23 of the 26 Operating Partnerships. Series 19 has
$463,000 in capital contributions that remain to be paid to the other 3
Operating Partnerships.

Results of Operations
---------------------
  The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the
Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the
Operating Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 1998 and 1997 was $2,092,597 and $2,253,062, respectively. The amount is anticipated to continue to decrease in subsequent fiscal years as additional Operating Partnerships begin to pay their annual partnership management and reporting fees to the fund.

  The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating
Partnerships have
been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

  (Series 15).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 100%. The series had a total of 68 properties at March 31, 1998, all of which were at 100% qualified occupancy.



  For the tax years ended December 31, 1997 and 1996, the series, in total, generated $3,152,374 and $3,647,435, respectively, in passive income tax losses that were passed through to the investors and also provided $1.47 per year for 1997 and 1996 in tax credits per BAC to the investors.

  As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 15 was $16,246,406, and $18,675,081 respectively. Investments in
Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1997 and 1996 the Operating
Partnerships reflected a net income of $732,970 and $468,378, respectively, when adjusted for depreciation which is a non-cash item.

  California Investors VII Limited Partnership (Summit Ridge Apartments) continues to operate at a deficit due to high operating expenses and a competitive rental market. The Operating Partnership closed on a debt refinancing in the fourth quarter of
1996 which had a material affect on debt service in 1997.    The
reduction in debt service, slowly improving occupancy and management's efforts to control operating expenses should permit the property to positively cash flow in 1998.

  During the first quarter of 1998 occupancy for Hidden Cove began to drop slightly and accounts receivable from tenants started to rise. A resulting site visit to the property revealed poor maintenance upkeep by the management company. As a result, the general partner is in the process of hiring a new management company.

  The Operating General Partner of School Street Limited Partnership I (School Street Apartments Phase I) pledged his general partnership interest in the Operating Partnership as collateral for another loan. As this was a violation of the terms of the partnership agreement, the Operating General Partner was removed and replaced during 1997. In the transition, occupancies suffered and as a result, a leasing agent has been hired by the new Operating General Partner to rent the vacant units. It is anticipated that all units will be fully leased by the end of the third quarter. In addition the general partner hired a new managing agent in the second quarter of 1998, and will be filing refinancing applications with the lender by year end to further improve operations.

  (Series 16).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the series was 99.9% and 99.0%, respectively. The series had a total of 64 properties at March 31, 1998. Out of the total, 63 were at 100%
qualified occupancy.

  For the tax years ended December 31, 1997 and 1996, the series, in total, generated $3,554,840 and $4,236,913, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 and
$1.41 respectively, in tax credits per BAC to the investors.

As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 16 was $30,777,843 and $33,987,844, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1997 and 1996 the Operating
Partnerships reflected a net income of $1,510,441 and $1,866,459, respectively, when adjusted for depreciation which is a non-cash item.

  The Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II (Mariner's Pointe Apartment and Mariners's Pointe Apartments II) pledged his general partner interest to an unaffiliated lending institution in violation of the partnership agreement. As this was a violation of the terms of the partnership agreement, the Operating General Partner and management agent were removed and replaced during 1997. The property operated with deficits during 1997 due to vacancies, uncollected rents and high operating expenses. The new management company has been focusing on reducing the property's operating expenses and reducing vacancies. As a result the property is operating above break-even in the second quarter of 1998 and average occupancy is at 99%.
In addition the general partner will be filing refinancing applications with the lender by year-end to further improve operations.

  (Series 17).  As of March 31, 1998 and 1997, the average
Qualified
Occupancy for the Series was 99.7%.  The series had a total of 49 properties at March 31, 1998. Out of the total 48 were at 100% qualified occupancy.

  For the tax years ended December 31, 1997 and 1996, the series, in total, generated $4,130,583 and $4,183,368, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 for each year in tax credits per BAC to the investors.

     As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 17 was $27,762,778 and $30,804,793, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1997 and 1996 the Operating Partnerships reflected a net loss of $1,392,098 and $183,610, respectively, when adjusted for depreciation which is a non-cash item. The current year loss resulted from the operations of an Operating Partnership in which Series 17 only holds a 5.9% interest. Series 17's allocation of the total loss adjusted for its portion of depreciation results in positive operations for 1997.
                                     31

  Annadale Housing Partners (Annadale Apartments) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income to be generated to cover the operational expenses. Occupancy is at 93% as of March 31, 1998.

  California Investors VII Limited Partnership (Summit Ridge Apartments) continues to operate at a deficit due to high operating expenses and a competitive rental market. The Operating Partnership closed on a debt refinancing in the fourth quarter of
1996 which had a material affect on debt service in 1997.    The
reduction in debt service, slowly improving occupancy and management's efforts to control operating expenses should permit the property to positively cash flow in 1998.

  The property owned by California Investors VI L.P. (Orchard
Park) continues to suffer from physical occupancy issues. Occupancy at March 31, 1998 was at 86%. The occupancy problem appears to be related to the marketplace, but the management agent has replaced the site manager in hopes that changes in personnel will stimulate new interest in the property.
Management continues to be aggressive with marketing the property and conducting active outreach. The curb appeal of the property has improved with the capital repairs completed to the property in 1997.

  (Series 18).  As of March 31, 1998 and 1997, the average
Qualified Occupancy for the series was 100% and 99.9%, respectively. The series had a total of 34 properties at March
31, 1998 all of which were at 100% qualified occupancy.

  For the tax years ended December 31, 1997 and 1996, the series, in total, generated $2,880,821 and $3,122,862, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 per year for 1997 and 1996 in tax credits per BAC to the investors.

  As of March 31, 1998 and 1997, the Investments in Operating
Partnerships for
Series 18 was $20,921,603 and $23,513,680, respectively.
Investments in
Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1997 and 1996 the Operating
Partnerships reflected a net income of $86,263 and $168,510, respectively, when adjusted for depreciation which is a non-cash item.

  In August 1996 the General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but recently the parties reached a tentative settlement agreement by which the operating partnership would receive an appropriate quit claim deed and other title related documents confirming the partnership's interest in the disputed property.

  (Series 19).  As of March 31, 1998 and 1997, the average
Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31, 1998, all of which were at 100% qualified occupancy.

  For the tax year ended December 31, 1997 and 1996, the series, in total, generated $2,288,770 and $3,660,628, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 and $1.24, respectively, in tax credits per BAC to the investors.

 As of March 31, 1998 and 1997 the Investments in Operating Partnerships for Series 19 was $25,323,640 and $27,405,515, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1997 and 1996 the Operating Partnerships reflected a net income of $574,999 and $69,927, respectively, when adjusted for depreciation which is a non-cash item. The main reason for the improved operations was an increase in rental income due to higher occupancies in 1997.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------

  On March 31, 1997, the fund adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the partnership's financial statements.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employees' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.

  The fund does not have any items of other comprehensive income, does not have other segments of its business or when to report, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.



Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000"or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.

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

  Herbert F. Collins, age 68, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12 billion central bank in New England. Mr. Collins is the co-founder and past President of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins also is a past Member of the Board of Directors of the National Leased Housing Association and has served as a member of the U. S. Conference of Mayors Task Force on "HUD and the cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John
F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Inn and I Have a Dream Foundation.

  John P. Manning, age 50, is co-founder, President and Chief Executive Officer of Boston Capital Partners, Inc., where he is responsible for strategic planning, business development and
corporate investor relations.   In addition to his
responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.
In 1996, President Clinton appointed him to the President's
Advisory Committee

on the Arts at the John F. Kennedy Center for the Performing
Arts. Mr. Manning also is a leader in the civic community, serving on the Boards of
Youthbuild Boston and the Pine Street Inn. Mr. Manning is a graduate of Boston College.

   Richard J. DeAgazio, age 53, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc. Mr. DeAgazio serves on the national Board of
Governors  of  the  National Association  of  Securities  Dealers
(NASD), was the Vice Chairman of the NASD's District 11 Committee, and serves on the NASD's national Business Conduct Committee, the State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

   Christopher W. Collins, age 43, is an Executive Vice President and a principal of Boston Capital Partners, Inc., and is responsible for, among other areas, overseeing the investment portfolio of funds sponsored by Boston Capital and the acquisition of real estate investments on behalf of such funds. Mr. Collins has had extensive experience in real estate development activities, having founded and directed the American Development Group, a comprehensive real estate development firm, and has also had extensive experience in the area of acquiring real estate investments. He is on the Board of Directors of the National Multi-Housing Council and a member of the Massachusetts Housing Finance Agency Multi-Family Advisory Committee. He graduated from the University of New Hampshire.

  Anthony A. Nickas, age 38, is Chief Financial Officer of Boston Capital Partners, Inc., and serves on the firm's Operating Committee. He has twelve years of experience in the accounting and finance field and has supervised the financial aspects of Boston Capital's project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

  (f)  Involvement in certain legal proceedings.

  None.

 (g)  Promoters and control persons.

  None.

Item 11.   Executive Compensation

  (a), (b), (c), (d) and (e)

  The Fund has no officers or directors. However, under the terms of the
Amended and Restated Agreement and Certificate of Limited
Partnership of the
Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1998 fiscal year:

  1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The annual fund management fee charged to operations during the year ended March 31, 1998 was $2,092,597.

  2. The Fund has reimbursed an affiliate of the General Partner a total of $146,996 for amounts charged to operations during the year ended March
31, 1998. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

     (a)   Security ownership of certain beneficial owners.

           As of March 31, 1998, 21,996,102 BACs had been issued.
No person
           is known to own beneficially in excess of 5% of the outstanding
           BACs in any of the series.

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

           The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General
           Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference.  See Note C of Notes to Financial
Statements
           in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 1998.

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





















                                    PART IV
                                    -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

      Independent Auditors' Report

      Balance Sheets, March 31, 1998 and 1997

      Statements of Operations for the years ended March 31, 1998, 1997 and 1996.

      Statements of Changes in Partners' Capital for the years ended
      March 31, 1998, 1997, and 1996.

      Statements of Cash Flows for the years ended March 31, 1998,
      1997 and 1996.

      Notes to Financial Statements March 31, 1998, 1997 and 1996

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

      t.   Agreement of Limited Partnership of Mt. Vernon
Associates, L.P.
           (Incorporated by reference from Registrant's current
report on
           F rm 8-K as filed with the Securities and Exchange
Commission on
           November 19, 1994).
                                    41

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

                          Boston Capital Tax Credit Fund III L.P.


                              By:  Boston Capital Associates III
L.P.
                                   General Partner

                              By:  Boston Capital Associates



Date:  July 14, 1998          By:  /s/ John P. Manning
                                   -------------------
                                   John P. Manning



                              By:  /s/ Herbert F. Collins
                                   -----------------------
                                  Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:

DATE:                       SIGNATURE:
TITLE:

                                                       General
Partner and
July 14, 1998       /s/ John P. Manning                Principal
Executive
                    -------------------                Officer,
Principal
                                                       Financial
Officer and
                                                       Principal
Accounting
                                                       Officer of
Boston
                                                       Capital
Associates


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

                      MARCH 31, 1998 AND 1997

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

FINANCIAL STATEMENTS

         BALANCE SHEETS                                          F-5

         STATEMENTS OF OPERATIONS                               F-11

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL             F-17

         STATEMENTS OF CASH FLOWS                               F-23

         NOTES TO FINANCIAL STATEMENTS                          F-35

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION         F-72

         NOTES TO SCHEDULE III

Schedules not listed are omitted because of the absence of the conditions under which they are required or the information is included in the financial statements or the notes thereto.

                     Reznick Fedder & Silverman
     Certified Public Accountants * A Professional Corporation

    4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
                 (301) 652-9100 * Fax (301) 652-1848

                    INDEPENDENT AUDITORS' REPORT

To the Partners
Boston Capital Tax Credit Fund III L.P.

         We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund III L.P. Series 15 through Series 19, in total and for each series, as of March 31, 1998 and 1997 and the related statements of operations, changes in partners' capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund III L.P. owns a limited partnership interest. Investments in such partnerships comprise the following percentages: Total, 34% and 29% of the assets as of March 31, 1998 and 1997 and 26%, 26% and 26% of the operating limited partnership loss for years ended March 31, 1998, 1997 and 1996, respectively; of the assets for Series 15 as of March 31, 1998 and 1997, 21% and 23%, respectively, of the operating limited partnership loss for Series 15 for the years ended March 31, 1998, 1997 and 1996, 32%, 28% and 29%, respectively; of the assets for Series 16 as of March 31, 1998 and 1997, 20% and 28%, respectively, of the limited partnership loss for Series 16 for the years ended March 31, 1998, 1997 and 1996, 15%, 27% and 28%, respectively; of the assets for Series 17 as of March 31, 1998 and 1997, 36% and 29%, of the limited partnership loss for Series 17 for the years ended March 31, 1998, 1997 and 1996, 28%, 22% and 23%, respectively; of the assets for Series 18 as of March 31, 1998 and 1997, 31% and 24% and of the operating limited partnership loss for Series 18 for the years ended March 31, 1998, 1997 and 1996, 21%, 22% and 19%, respectively; and of the assets for Series 19 as of March 31, 1998, 1997 and 1996, 42% and 28% and of the operating limited partnership loss for Series 19 for the years ended March 31, 1998, 1997 and 1996, 37%, 30% and 22%, respectively. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund III L.P. Series 15 through Series 19, in total and for each series, as of March 31, 1998 and 1997 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years ended March 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

        We and other auditors have also audited the information included in the related financial statement schedules listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19 as of March 31, 1998. In our opinion, the schedules present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.


Bethesda, Maryland
July 8, 1998

                              F-4

Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
(A Member of Kreston International)

Partners:
Luis J.Torres Llompart, CPA.
Frank Sanchez Ruiz, CPA, CMA, CIA

Members of:
Division for CPA Firms, American Institute of Certified Public
Accountants
Puerto Rico Society of Certified Public Accountants
*Also admitted in State of Florida

Partners
April Gardens Apartments III Limited Partnership
San Juan, Puerto Rico

INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of April Gardens Apartments III Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of April Gardens III Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 13, 1998 on our consideration of the Partnership's internal control structure and a report dated February 13, 1998 on its compliance with laws, regulations, contracts, loan covenants and agreements.

P.O. Box 193488, San Juan, Puerto Rico 00919-3488
Tel. ( 787) 758-4620  Fax (787) 767-4709



Partners
April Gardens Apartments III Limited Partnership
San Juan, Puerto Rico


INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS
(CONTINUED)


Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 1997 and 1996, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole.



February 13, 1998

License No. 169

San Juan.  Puerto Rico



Stamp number 1462245 was affixed
to the original of this report.


Torres Llompard, Sanchez Ruiz & Co.
Certified Pubic Accountants, and Business Consultants.
Witt, Mares & Company, PLC
Certified Public Accountants and Consultants

INDEPENDENT AUDITOR'S REPORT

The Partners
Autunmwood Limited Partnership

We have audited the accompanying balance sheets of Autunmwood Limited Partnership (a Virginia Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 1996, were audited by Graham Carter & Jennings, PLC, who merged with Witt, Mares & Company, PLC as of December 1, 1997, whose report dated February 3, 1997 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autunmwood Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partner's equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 12, 1998 on our consideration of Autunmwood Limited Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements take as a whole.



Newport News, Virginia
February 12, 1998

LITTLE, SHANEYFELT, MARSHALL & CO.
CERTIFIED PUBLIC ACCOUNTANTS
PROSPECT BUILDING
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232

MARION W. LITTLE, CPAJEFF SHANEYFELT, CPACHARLES A MARSHALL, JR., CPALARRY A. CAMPBELL, CPA
STEPHANIE A. ROMINE, CPA
PEGGY L. WILSON
JESSIE G. WILLIAMS
STEVEN D. LITTLE
INDEPENDENT AUDITOR'S REPORTTo the Partners
Beckwood Manor Eight Limited PartnershipWe have audited the accompanying balance sheets of Beckwood Manor Eight Limited Partnership, RD Project No. 03-009-0710677267 (the Partnership), as of December 11, 1997 and 1996, and the related statements of profit
(loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Eight Limited Partnership as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 17, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Little, Shaneyfelt, Marshall & Co.
March 17, 1998
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


INDEPENDENT ACCOUNTANTS'REPORT

To the Partners

Buena Vista Apartments, Phase II, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Buena Vista Apartments, Phase 11, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These. financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Apartments, Phase II, A Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 26, 1998


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-002,0 - Fax 803-790-0011


DANIEL G. DRANE
CERTIFEED PUBLIC ACCOUNTANT
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143

Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com

INDEPENDENT AUDITORS REPORT

To the Partners
Edgewood Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Edgewood Properties, Limited (a Kentucky limited partnership), RHS Project No.: 20-050-0611179040, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 3 1, 1997 and 1996, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood Properties, Limited, as of December 3 1, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Daniel G. Drane
Certified Public Accountant

March 10, 1998

THOMAS, JUDY & TUCKER, P.A. Certified Public Accountants

Clifton W, Thomas,             16 East Rowan Street, Suite, 100
Chris P. Judy                       Raleigh, NC 27609
David W. Tucker,                      (919) 57 1-7055
David A. Johnson                   FAX (919) 571-7089

INDEPENDENT AUDITORS'REPORT

To the Partners
Graham Housing Associates Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Graham Housing Associates Limited Partnership, as of December 31, 1997 and 1996 and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 1998 on our consideration of Graham Housing Limited Partnership's internal control structure, compliance with specific requirements applicable to Major HOME Programs and compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination.

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


February 9, 1998

DURANT, SCHRAIBMAN & LINDSAY

Certified Public Accountants


INDEPENDENT ACCOUNTANTS'REPORT



To the Partners
Laurelwood Apartments, Phase 11, A Limited Partnership
Columbia, South Carolina


We have audited the accompanying balance sheets of Laurelwood Apartments, Phase 11, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards and Government Auditing issued Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurelwood Apartments, Phase 11, A Limited Partnership, as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



January 29, 1998




4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011





DANIEL G. DRANE
CERTIFIED PUBLIC ACCOUNTANT

209 East Third Street - P.0. Box 577
Hardinsburg, Kentucky 40143
Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com

INDEPENDENT AUDITORS REPORT


To the Partners
Lilac Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Lilac Properties, Limited (a Kentucky limited partnership), RHS Project No.: 20-043-611158011, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 3 1, 1997 and 1996, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lilac Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Daniel G. Drane
Certified Public Accountant
March 10, 1998
Hawkins, Ash, Baptie & Company, LLP
Certified Public Accountants * Management Consultants


INDEPENDENT AUDITORS'REPORT

To the Partners
Madison Partners Limited Partnership



We have audited the accompanying balance sheet of Madison Partners Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Partners Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


La Crosse, Wisconsin
February 2, 1998



- 2 -





LITTLLE, SHANEYFELT, MARSHALLL & Co.
CERTIFIED PUBLIC ACCOUNTANTS
PROSPECT BUILDING
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232



INDEPENDENT AUDITOR'S REPORT



To the Partners
P.D.C. Fifty Five Limited Partnership

BENTON, ARKANSAS OFFICE
210 W.SEVIER STREET
BENTON, ARKANSAS 72015,
TELEPHONE 501-378-7746


We have audited the accompanying balance sheets of P.D.C. Fifty Five Limited Partnership, RD Project No. 03-052-710665737 (the Partnership), as of December 31, 1997 and 1996, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December 31, 1997 and 1996, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 18, 1998 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Little, Shaneyfelt, Marshall & Co.

March 18, 1998

McGee & Associates, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners
Rio Mimbres II, Ltd.
and Rural Development

We have audited the accompanying balance sheets of Rio Mimbres II, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Mimbres II, Ltd. as of December 31, 1997 and 1996, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1998, on our consideration of Rio Mimbres II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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

January 14, 1998
Farmington, New Mexico

Coopers
&Lybrand

Suby, Von Haden & Associates, S.C.
CERTIFIED PUBLIC ACCOUNTANTS
Business and Management Consultants


INDEPENDENT AUDITOR'S REPORT


To the Partners
School Street Limited Partnership I
Madison, Wisconsin



We have audited the accompanying balance sheets of WHEDA Project No. 01 1/001 217 of School Street Limited Partnership I as of December 31, 1997 and 1996, and the related statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of School Street Limited Partnership I as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

January 22, 1998




- 1 -

1221 John Q. Hammons Dr. - P.O.Box. 44966 - Madison, WI 53744-4966 -
(608) 831-8181 - FAX (608) 831-4243
MADISON - MILWAUKEE - ROCKFORD







DANIEL G. DRANE
CERTIFEED PUBLIC ACCOUNTANT
209 East Third Street - P. 0. Box 577
Hardinsburg, Kentucky 40143

Telephone (502)756-5704
FAX (502)756-5927
e-mail dgdcpa@bbtel.com

INDEPENDENT AUDITORS REPORT

To the Partners
Taylor Mill Properties, Limited
Leitchfield, Kentucky

I have audited the accompanying balance sheets of Taylor NOI Properties, Limited (a Kentucky limited partnership), RHS Project No.:
20-062-0611174245, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits, as of and for the years ended December 31, 1997 and 1996, in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor MU Properties, Limited, as of December 3 1, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Daniel G. Drane
Certified Public Accountant

March 10, 1998
Schoonover
Bover
Gettman & Associates

Certified Public Accountants - Financial Consultants,

INDEPENDENT AUDITORS'REPORT

The Partners
The Hearthside II Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheets of The Hearthside II Limited Dividend Housing Association Limited Partnership (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside R Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Columbus, Ohio
January 23, 1998


FLOYD & COMPANY
Certified Public Accountant



132 Stephenson Avenuee, Suite 202
Post Office Box 14251
Savannah, Georgia 31406
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Timmons Village Limited Partnership

We have audited the accompanying balance sheets of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA

February 28, 1998













PLANTE & Moran,LLP

Certified Public Accountant
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan- 48826-2500

FAX 517-332-8502
517-332-620

Independent Auditor's Report

To the Partners
University Meadows Limited Dividend
Housing Association Limited Partnership



We have audited the accompanying balance sheet of University Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 889, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998, on our consideration of the Partnership's internal controls and a report dated February 16, 1998, on its compliance with laws and regulations.



February 16, 1998


Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
(A Member of Kreston International)

Partners:
Luis J.Torres Llompart, CPA.
Frank Sanchez Ruiz, CPA, CMA, CIA

Members of:
Division for CPA Firms, American Institute of Certified Public
Accountants
Puerto Rico Society of Certified Public Accountants
*Also admitted in State of Florida

Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico

INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Villa del Mar Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa del Mar Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners, equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998, on our consideration of the Partnership's internal control structure and a report dated February 16, 1998, on its compliance with laws, regulations, contracts, loan covenants and agreements.



P.O. Box 193488, San Juan, Puerto Rico 00919-3488
Tel. (787) 758-4620 - Fax (787) 767-4709
Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico



INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS
(CONTINUED)


Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 1997 and 1996, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1997 and 1996, taken as a whole.



February, 16, 1998
License No.169
San Juan, Puerto Rico


Stamp number 1462234 was affixed
to the original of this report.


Ortiz Lopez & Co.

CPA Eulalio Ortiz Rodriguez, MSA
CPA Heriberto Lopez Recio

Calle Post 183 Sur Altos
P.O. Bo. 3944
Marina Station
Msyaguez, P. R. 00681
Telephones (787) 833-8236
833-8250
Fax: 833-8285



INDEPENDENT AUDITORS' REPORT


To the Partners
Virgen del Pozo Limited Partnership


We have audited the accompanying statements of financial position of Virgen del Pozo Limited Partnership, (RRH - 515 Project No. 63-016-660477485) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express and opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virgen del Pozo Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' deficit and cash flows for the years then ended in conformity with generally accepted accounting principles.






Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information, as referred to in the table of contents, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, the additional information is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Certified Public Accountants

Mayaguez, Puerto Rico
February 1, 1998



FLOYD & COMPANY
Certified Public Accountant



132 Stephenson Avenuee, Suite 202
Post Office Box 14251
Savannah, Georgia 31406
Phone: (912) 355-9969

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Whitewater Village Limited Partnership


We have audited the accompanying balance sheets of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Floyd & Company, CPA



February 28, 1998



DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


INDEPENDENT ACCOUNTANTS'REPORT

To the Partners
Canterfield Manor of Denmark, A Limited Partnership
Columbia, South Carolina


We have audited the accompanying balance sheets of Canterfield Manor of Denmark, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years their ended, in conformity with generally accepted accounting principles.


January 23, 1998


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011



DAVID P. PHILLIPS, P.C.
CERTIFIED PUBLIC ACCOUNTANT

6846 PACIFIC STREET
SUITE 100
OMAHA, NEBRASKA 68106
OFFICE (402) 558-2596
FAX (402) 558-2914

INDEPENDENT AUDITOR'S REPORT

To the Partners
Cass Partners Limited Partnership


I have audited the accompanying balance sheets of Cass Partners Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 3 1, 1997 and 1996, and the results of its operations, and changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 23, 1998



1-3


OSCAR N. HARRIS & ASSOCIATES, P.A.

Certified Public Accountants



OSCAR N. HARRIS, C.P.A.
S@IERRY S. JOHNSON, C.P.A.
KENNETfi E. MILTON, C.P.A.
CONNIE P. STANCIL, C.P.A.

MEMBERS:
AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NORTII CAROLINA ASSOCIATION OF CERTIFIED PUBLIC ACCOUN-FANTS

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cumberland Woods Associates
of Middlesboro, KY, Ltd.
Charlotte, North Carolina

We have audited the balance sheets of Cumberland Woods Associates of Middlesboro, KY, Ltd. as of December 31, 1997 and 1996, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Woods Associates of Middlesboro, KY, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows fcr the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1998 on our consideration of Cumberland Woods Associates of Middlesboro, KY, Ltd.'s internal control structure and a report dated February 6, 1998 on its compliance with laws and regulations.



100 EAST CUMBERLAND STFEET, PO, BOX 578, DUNN, N.C. 28335 (910) 892-1021 FAX (910) 892-6084
Cumberland Woods Associates
of Middlesboro, KY, Ltd.
Page Two


Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules 1, 2, 3, and 4 on pages 14, 15, 16, and 17 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Certified Public Accountants

February 6, 1998
PHILLIPS, DORSEY, THOMAS, WATERS & BRAFFORD, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

Drawer 1359 - 349 Ruin Creek Rd. - Henderson, NC 27536
919/438-8154 - Wals 800/356-7674 - Fax 919/492-5066

Ronald S. Dorsey, CPA
H. Timothy Thomas, CPA
Susan R. Waters, CPA
Michael H. Brafford, CPA
Carleen P. Evans, CPA
Franklin L. Irvin, Jr, CPA
W. Haywood Philips, CPA


INDEPENDENT AUDITORS' REPORT

To the Partners
Deer Run Limited Partnership
Kittrell, North Carolina

We have audited the accompanying balance sheets of Deer Run Limited Partnership as of December 3 1, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Run Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 20, 1998
CERTIFIED PUBLIC ACCOUNTANTS

Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
Members of American Institute of Certified Public Accountants -
Georgia  Society of Certified Public Accountants
Robert A. Goddard, Jr., CPA (1943-1989)      Maureen P. Collins, CPA
Gerald H. Henderson, CPA  Krystal P. Hiers, CPA
J. Wendell Godbee, CPA  Marguerite J. Joyner, CPA
M. Paul Nichols, Jr., CPA  Shirley S. Miller, CPA
Susan S. Swader, CPA  James W. Godbee, Jr., CPA
Mark S. Rogers, CPA  Kenny L. Carter, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Eastman Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Eastman Elderly Housing, L.P. (a limited partnership), Federal ID No.: 58-1965562, as of December 31, 1997 and 1996, and the related statements of income, partners, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastman Elderly Housing, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

3488 North Valdosta Road / P. 0. Box 2241 / Valdosta, Georgia 31604-2241 / Phone: (912) 245-6040 / FAX: (1912) 245-1669

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Eastman
Elderly Housing, L.P.'s internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.

Henderson, Godbee &-Nichols, P.C.
Certified Public Accountants

January 21, 1998

Crisp Hughes Evans, LLP

Certified Public Accountants & Consultants
Affiliated worldwide through AGN International

Independent Auditors' Report


To The Partners
Fairmeadow Apartments, Limited Partnership

We have audited the accompanying balance sheets of Fairmeadow Apartments, Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmeadow Apartments, Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998 on our consideration of Fairmeadow Apartments, Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.

January 28, 1998

1 Creekview Court        864-288-5544
PO Box 25849             Fax 864-458-8519
Greenville, SC  29616    www.che-llp.com


DURANT, SCHRAIBMAN & LINDSAY

Certified Public Accountants

INDEPENDENT ACCOUNTANTS'REPORT

To the Partners
Holly Tree Manor of Holly Hill, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Holly Tree Manor of Holly Hill, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership, as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


January 29, 1998

4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011














Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201

(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lawrenceville Manor, Limited Partnership,

I have audited the accompanying ba1ance sheet of Lawrenceville Manor, Limited Partnership as of December, 31, 1997 and 1996, and the related statements of operations, partner's, equity and cash flows for the years
then ended.    These financial statements are the responsibility of
         the
Partnership's management. My responsibility is to express an opinion on
these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and discloses in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above present fairly,
in all material aspects, the financial position of Lawrenville Manor
   Limited
Partnership as of December, 31, 1997 and 1996, and the results of its' operations, changes in partner's equity, and its cash flows for, the yea,.
the ended in conformity with generally accepted accounting principle.

My audits were made for the purpose of forming an opinion the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic, financial statements. Such information has been subjected to the audit procedure applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Lawrenceville Manor Limited Partnership's internal control and a report dated
February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.



THOMAS C. CUNNINGHAM, CPA P.C.
February 18, 1998

Blackman & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS'REPORT

To the Partners
1413 Leavenworth Historic
Limited Partnership
Omaha, Nebraska


We have audited the accompanying balance sheets of 1413 Leavenworth Historic Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1413 Leavenworth Historic Limited Partnership at December 31, 1997 and 1996 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles. .

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



Omaha, Nebraska
January 31, 1998




11924 Arbor St., Ste. 200 - Omaha, Nebraska 68144 - Phone (402) 330-1040 - Fax (402) 333-9189




PLANTE & Moran,LLP

Certified Public Accountant
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan- 48826-2500

FAX 517-332-8502
517-332-620

Independent Auditor's Report

To the Partners
Meadows of Southgate Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Meadows of Southgate Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall 'financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadows of Southgate Limited Dividend Housing Association Limited Partnership, for the years ended December 31, 1997 and 1996, and the results of its operations, partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.



February 16, 1998



Moores
Rowland

BLOOM, GETTIS, HABIB, SILVER & TERRONE, P.A.
CERTIFIED  PUBLIC ACCOUNTANTS
SUITE 1450
2601 SOUTH BAYSHORE DRIVE
MIAMI, FLORIDA 33133-9893
TELEPHONE (305) 858-6211
FACSIMILE (305) 858-9696

Burt R. Bloom, C.P.A., C.V.A.
Lawrence W. Gettis, C.P.A.
Steven M. Habib, C.P.A.
Roger J. Terrone, C.P.A.
Curt A. Rosner, C.P.A.


To the PartnersRiviera Apts., Ltd.Boston, MassachusettsINDEPENDENT AUDITORS' REPORTWe have audited the accompanying Balance Sheets of Riviera Apts. , Ltd. (a Florida Limited Partnership) , as of December 31 , 1997 and 1996, and the related Statements of Operations, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the management of Riviera Apts., Ltd. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riviera Apts. , Ltd. as of December 31 , 1997 and 1996, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 23, 1998


STIENESSEN - SCHLEGEL & CO.
LIMITIED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
St. Croix Commons Limited Partnership

We have audited the accompanying balance sheets of St. Croix Commons Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix Commons Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS


Januarv 23, 1998

2411 N. HILLCREST PARKWAY, P.O. BOX 8 1 0, EAU CLAIRE, WI 54702-081 0
- PHONE (715) 832-3425 - FAX (715) 832-1665

-1-




ARMANDO A. SUAREZ - CPA

HATO FIEY MMR.  SUITE 1500,268 MUNOZ RIVERA AVENUF- HATO REY, PR 00918
- (787) 763-3195 FAX- 751-8448


INDEPENDENT AUDITOR'S REPORT


To the Partners

Vista Linda Apartments Limited Partnership

I have audited the accompanying balance sheets of Vista Linda Apartments Limited Partnership, Rural Development Project No.: 63-016-0660472028, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Linda Apartments Limited Partnership, as of December 31, 1997 Hand 1996, and the results of its operations, changes in partners I equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for tire purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 thru 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Armando A. Suarez, CPA
February 27, 1998
San Juan, Puerto Rico



DURANT, SCHRAIBMAN & LINDSAY

Certified Public Accountants

INDEPENDENT ACCOUNTANTS'REPORT


To the Partners
West End Manor Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996, and the I related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, ill conformity with generally accepted accounting principles.


January 21, 1998


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011













Blackman & Associates, P.C.
Certified Public Accountants,


INDEPENDENT AUDITORS'REPORT


To the Partners
Aspen Ridge Apartments
Limited Partnership
Omaha, Nebraska


We have audited the accompanying balance sheets of Aspen Ridge
Apartments Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Ridge Apartments Limited Partnership at December 31, 1997 and 1996 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Omaha, Nebraska
January 21, 1998



11924 Arbor St., Ste. 200 - Omaha, Nebraska 68144 - Phone (402) 330-1040 - Fax (402) 333-9189




McGLADREY & PULLEN,LLP
Certified Public Accountants and Consultants


INDEPENDENT AUDITOR'S REPORT

To the Partners
Brewer Street Apartments Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Brewer Street Apartments Limited Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewer Street Apartments Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in generally accepted accounting principles.

Greensboro, North Carolina
January 20, 1998

Crisp, Hughes, Evans, LLP
Certified Public Accountants & Consultants
Affiliated worldwide through AGN International

Independent Auditors' ReportTo The PartnersBriarwood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Briarwood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Apartments, A Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1998 on our consideration of Briarwood
Apartments, A Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.

January 28, 1998

1 Creekview Court   864 288 5544
PO Box 25849  Fax 864 458 8519
Greensville, SC 29616  www.che-llp.com

KB Parrish & Co. LLp

CERTIFIED PUBLIC ACCOUNTANTS
151 North Delaware Street
Suite 1600
Indianapolis, IN 46204
(317) 269-2455
FAX (317) 269-2464

Report of Independent Certified Public Accountants

To the Partners of
Briarwood of Dekalb, L.P.
(A Limited Partnership)

We have audited the balance sheets of Briarwood of Dekalb, L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partnership capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood of Dekalb, L.P. at December 31, 1997 and 1996, and the results of its operations, changes in partnership capital, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing, we have also issued a report dated March 31, 1998 on our consideration of the partnership's internal control structure, a report dated March 31, 1998 on its compliance with specific requirements applicable to Affirmative Fair Housing, and a report dated March 31, 1998 on its compliance with laws and regulations.

Respectfully submitted,
K - B. Parrish & Co. LLP
Certified Public Accountants
Indianapolis, Indiana
March 31, 1998
DIMARCO, ABIUSI & PASCARELLA
CERTIFIED PUBLIC ACCOUNTANTS, P.C

Philip Abiusi
L. Richard Pascarella
Nakho Sung
Leo N. Bonfardeci
Carl T. Greco

Phone (315) 475-6954 - Fax (315) 475-2937

INDEPENDENT AUDITORS' REPORT

To The Partners
CAIRO HOUSING COMPANY I
East Syracuse, New York

We have audited the accompanying balance sheets of Cairo Housing
Company I (a
Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these
financial statements based    on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cairo Housing Company I as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


DIMARCO, ABIUSI & PASCARELLA, P.C.

Syracuse, New York
February 5, 1998









CREELMAN, SMITH, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

To the Partners

Cambridge Family YMCA Affordable Housing
Limited Partnership,
Cambridge, Massachusetts

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheet of Cambridge Family YMCA Affordable Housing Limited Partnership (A Massachusetts limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Family YMCA Affordable Housing Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners, equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.


Creelman & Smith, P.C.
Certified Public Accountants

Boston, Massachusetts
January 22, 1998


330 Congress Street, Boston, Massachusetts 02210 (617) 542-4114










Report of Independent Accountants



To the Partners
College Greene Rental Associates, L.P.


We have audited the accompanying balance sheets of College Greene Rental Associates, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Rochester, New York
February 9, 1998


CRAIN & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS
Madison Square,
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 - Fax. (901) 668-12 18

INDEPENDENT AUDITORS' REPORT

To the Partners
Crofton Associates 1, Limited Partnership

We have audited the accompanying balance sheets of Crofton Associates 1, Limited Partnership, FmHA Project No.: 20-024-0621467587 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crofton Associates I, Limited Partnership, FmHA Project No.: 20-0240621467587 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations.

CRAIN & COMPANY, PLC
Certified Public Accountants
Jackson, Tennessee
January 22, 1998

INDEPENDENT AUDITOR'S REPORT

To the Partners
Cypress Point, LP
Naples, Florida

We have audited the accompanying balance sheets of Cypress Point, LP (a Florida limited partnership), as of December 31, 1997 and 1996 and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Point, LP, and the results of its operations and its cash operations and its flows for the years then ended in conformity with generally accepted accounting principles.

Jackson, Mississippi
February 3, 1998



CRAIN & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS
Madison Square,
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 - Fax. (901) 668-12 18

INDEPENDENT AUDITORS' REPORT

To the Partners
Gallaway Associates 1, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates 1, Limited Partnership, FMHA Project No.: 48-024-621474763 as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallaway Associates 1, Limited Partnership, FmHA Project No.: 48-024621474763 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1998 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations.
CRAIN & COMPANY, PLC
Certified Public Accountants
Jackson, Tennessee
January 26, 1998
Blurne Loveridge & CO., PLLC
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Glenridge Housing Associates,

A Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Glenridge Housing Associates, A Washington Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenridge Housing Associates, A Washington Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



In accordance with Government Auditing Standards, we have also issued a report, dated January 22, 1998, on our consideration of the Partnership's internal control structure and a report, dated January 22, 1998, on its compliance with laws and regulations.



Page 1




INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS -
(CONTINUED)



Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 14 to 17 is presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1997, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form RD 1930-7) and on page 17, has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.



January 22, 1998



Page 1A

Schoonover
Boyer
Gettman & Associates

Certified Public Accountants - Financial Consultants

INDEPENDENT AUDITORS' REPORT

To the Partners
Hackley-Barclay Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheets of Hackley-Barclay Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain resemble assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley-Barclay Limited Dividend Housing Association Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Columbus, Ohio
January 23, 1998
CRAIN & COMPANY, PLC
CERTIFIED PUBLIC ACCOUNTANTS
Madison Square,
24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 - Fax. (901) 668-12 18

INDEPENDENT AUDITORS' REPORT

To the Partners
Hickman Associates 11, Limited Partnership


We have audited the accompanying balance sheets of Hickman
Associates II, Limited Partnership, FmHA Project No.: 20-038-
621451228 as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II, Limited Partnership, FMHA Project No.:
20-038621451228 as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Jackson, Tennessee
January 24, 1998

CRAIN & COMPANY, PLC
Certified Public Accountants




Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201

(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lee Terrace, Limited Partnership,

I have audited the accompanying ba1ance sheet of Lee Terrace, Limited Partnership as of December, 31, 1997 and 1996, and the related statements of operations, partner's, equity and cash flows for the years
then ended.    These financial statements are the responsibility
         of the
Partnership's management. My responsibility is to express an opinion on
these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and discloses in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above
   present fairly,
in all material aspects, the financial position of Lee Terrace
   Limited
Partnership as of December, 31, 1997 and 1996, and the results of its'
operations, changes in partner's equity, and its cash flows for, the yea,.
the ended in conformity with generally accepted accounting principle.

My audits were made for the purpose of forming an opinion the basic financial statements taken as a whole. The accompanying information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic, financial statements. Such information has been subjected to the audit procedure applied in the audits of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1998 on my consideration of Lee Terrace Limited Partnership's internal control and a report dated February 18, 1998 on its compliance with laws and regulations applicable to the financial statements.



THOMAS C. CUNNINGHAM, CPA P.C.
February 18, 1998

Page
Olson &
Company PC


INDEPENDENT AUDITORS' REPORT

February 20. 1998

To the Partners
Midland Housing Limited Partnership



We have audited the accompanying balance sheets of Midland Housing Limited Partnership as of December 31, 1997 and 1996, and
the             related statements of operations, partners'
equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit 'includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing Limited Partnership as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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



2865 South Lincoln Road, PO Box 368, Mount Pleasant, MI 48804
0368
517 773 5494 - Fax 517 773 5816

Coopers&LybrandReport of Independent Accountants
To the PartnersMt. Vernon Associates, L.P.
We have audited the accompanying statements of financial position of Mt. Vernon Associates, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Rochester, New York
February 10, 1998



2
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS'REPORT

To the Partners
Oakwood Manor of Bennettsville, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor of Bennettsville, A Limited Partnership, as of December 3 1, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



January 24, 1998


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206 -
Telephone 803-790-0020 - Fax 803-790-0011





DUGGAN, JOINER,
BIRKENMEYER,
STAFFORD & FURMAN, RA.
CERTIFIED PUBLIC ACCOUNTANTS

Members:
American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants

334 N.W. Third Avenue,
OCALA, Florida 34475
Phone: (352) 732-0171
Fax: (352) 867-1370

INDEPENDENT AUDITORS' REPORT

January 15, 1998
To the Partners
Palmetto Properties, Ltd.


We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for the years ended December 31, 1997 and 1996 as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Properties, Ltd.as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as
A whole.



Mayer, Hoffman, McCann L.C.
Certified Public Accountants
420 Nichols Road, K.C., MO 64112


INDEPENDENT AUDITORS'REPORT


To the Partners
SIXTH STREET PARTNERS LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Sixth Street Partners Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sixth Street Partners Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Kansas City, Missouri

January 20, 1998



1-3



DIMARCO, ABIUSI & PASCARELLA
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

The Clinton Exchange,
4 Clinton Square, Suite 104,
Syracuse, New York 13202-1074


INDEPENDENT AUDITORS' REPORT


To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New York


We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flow. for the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our pinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voorheesville Housing Company I as of December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


DIMARCO, ABIUSI & PASCARELLA, P.C.


Syracuse, New York
February 11, 1998









RAYMOND & BROUSSARD
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS


2616 Toulon Drive
Baton Rouge.  Louisiana 70816
Telephone:     (504) 292-9211
Fax: (504) 292-0727

Paul C. Raymond, Sr., C.P.A., Retired
Kathryn Raymond Broussard, C.P.A.

INDEPENDENT AUDITORS' REPORT

To The Partners
White Castle Senior Citizens Partnership, Ltd.

We have audited the accompanying balance sheets of White Castle
Senior Citizens Partnership, Ltd., RHS Project No.: 22-
024721149468, as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Castle Senior Citizens Partnership, Ltd. as of December
31, 1997 and 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form RHS 1930-8) Parts I through III and in the Multiple Family Housing Project Budget (Form RHS 1930-7) Parts I through V for the year ended December 31,1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is not a required part of the basic financial statements. Reports on compliance with laws and regulations and internal control are presented as additional supplemental information on pages 23-27. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Baton Rouge, Louisiana
March 14, 1998


RAJEEV RAJ C.P.A
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORTTo the Partners ofChelsea Square Development Limited PartnershipI have audited the accompanying balance sheet of Chelsea Square Development Limited Partnership (A Development Stage and a Massachusetts limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

February 26, 1998

Draft Copy
No Opinion Expressed
Rajeev Raj
Certified Public Accountant
1600 Providence Highway, #227
Walpole, MA 02081


Coopers&LybrandReport of Independent Accountants

To the Partners
Evergreen Hills Associates, L.P.

We have audited the accompanying statements of financial position of Evergreen Hills Associates, L.P. (A Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations and partners' capital, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P., as of December 31, 1997 and 1996, and the results of its operations,. changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Rochester,  New York
January 21, 1998


STIENESSEN - SCHLEGEL & CO.LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTSIndependent Auditor's ReportTo the PartnersGlen Place Apartments Limited PartnershipWe have audited the accompanying balance sheets of Glen Place Apartments Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Place Apartments Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 12, 1998




Henderson, Godbee & Nichols, P. C.
Certified Public Accountants

Members of American Institute of Certified Public Accountants
Georgia Society of Certified Public Accountants

Robert A. Goddard, Jr CPA (1943-1989) Maureen P. Collins, CPA
Gerald H. Henderson. CPAKrystal P. Hiers, CPA
J. Wendell Godbee CPAMarguerite J. Joyner CPA
M. Paul Nichols Jr CPA Shirley S. Miller CPA
Susan S. Swader CPA  James W. Godbee Jr, CPA
Mark S. Rogers, CPA     Kenny L. Carter, CPA


INDEPENDENT AUDITORS' REPORT

To the Partners
Jackson Housing, L.P.
Valdosta, Georgia


We have audited the accompanying balance sheets of Jackson Housing, L.P. (a limited partnership), Federal ID No.: 58-2031912, as of December 31, 1997 and 1996, and the related statements of income, partners I equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jackson Housing, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

3488 North Valdosta Road / P. 0. Bo. 2241 / Valdosta, Georgia
31604-2241 / Phone: (912) 245-6040 / FAX: (912) 245-1669


In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Jackson Housing, L.P.Is internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.



Henderson, Godbee & Nichols, P.C.
Certified Public Accountants



January 21, 1998


PLANTE & MORAN, LLP
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500

Certified Public Accountants
Management Consultants
517-332-6200
FAX 517-332-8502


Independent Auditor's Report

To the Partners
Lakeview Meadows II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 905, as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows 11 Limited Dividend Housing Association Limited Partnership as of December 31, 1997 and 1996, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 16, 1998, on our consideration of the Partnership's internal controls and a report dated February
16, 1998, on its compliance with laws and regulations.

February 16, 1998

STRINGARI AND CIMERCERTIFIED PUBLIC ACCOUNTANTS1051 MAGNOLIA
ROADVINELAND, NEW JERSEY 08360(609) 691-3673 FAX (609) 692-
1454MEMBERS
AMERICAN INSTITUTE
OF CERTIFIED PUBLIC ACCOUNTANTS

NEW JERSEY SOCIETY
OF CERTIFIED PUBLIC ACCOUNTANTSBRIAN J. STRINGARI, CPASTEVEN A.
CIMER, CPA
To the PartnersParvins Limited Partnership
INDEPENDENT AUDITOR'S REPORT
We have audited the accompanying balance sheet of Parvins Limited Partnership as of December 31, 1997, and the related "Statement of Operations", "Statement of Partners' Equity" and "Statement of Cash Flows" for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Parvins Limited Partnership as of December 31, 1996, were audited by other auditors who have ceased operations and whose report dated January 15, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parvins Limited Partnership as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


January 28, 1998

Stringari and Cimer
Certified Public Accountants


REGARDIE, BROOKS & LEWIS
CHARTERED
CERTIFIED PUBLIC ACCOUNTANTS

JEROME P. LEWIS, CPA
JESSE A 'KAISER, CPA
PAUL J. GNATT, CPA
NATHAN J. ROSEN, CPA
CELSO T MATAAC, JR,, CPA
PHILIP R. BAKER, CPA
DOUGLAS A. DOWUNG, CPA
DAVID A. BROOKS, CPA
7101 WISCONSIN AVENUE - BETHESDA, MARYLAND 20814
TEL (301) 654-9000   FAX (301) 656-3056

INDEPENDENT AUDITOR'S REPORT

February 21, 1998
To the Partners,
Peach Tree Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Peach Tree
Limited
Partnership as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U. S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peach Tree Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing standards, we have also issued our reports dated February 21, 1998 on our consideration of Peach Tree Limited Partnership's internal controls and on its compliance with laws and regulations.


Kenneth C. Boothe & Company, P.C.

Certified Public Accountant
1001 East Farm Road 700 - Big Spring, Texas 79720 - (915) 263-
1324 - FAX (915) 263-2124

INDEPENDENT AUDITORS'REPORT

To the Partners
Ponderosa Meadows Limited Partnership

We have audited the accompanying balance sheets of Ponderosa Meadows Limited Partnership as of December 31 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our ability is to express an opinion responsibility on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponderosa Meadows Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, NN-e have also issued a report dated January 20, 1998, on our consideration of Ponderosa Meadows Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplements, information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

January 20, 1999
Big Spring, Texas

KENNETH C. BOOTHE AND COMPANY, P.C.
Gwen Ward P.C.,
Certified Public Accountant
609 University Drive,
Fort Worth, Texas 76107,
(817) 336-5680

Member American Institute of Certified Public Accountants
Member Texas Society Certified Public Accountants

Independent Auditor's Report

To the Partners of
Rio Grande Apartments, Ltd.
Eagle Pass, Texas

I have audited the accompanying balance sheet of Rio Grande Apartments, Ltd. as of December 31, 1997 and 1996 the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande Apartments, Ltd. as of December 31, 1997 and 1996 and the results of its operations, changes in partners, capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and I-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Fort Worth, Texas
March 12, 1998



I-3


Martin A. Starr, C.P.A.INDEPENDENT AUDITOR'S REPORT
To the PartnersVirginia Avenue Affordable Housing Limited
Partnership
I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Martin A. Starr
Certified Public Accountant
February 11, 1998



Certified Public Accountant
4260 Truxtun Avenue, Ste. 140, Bakersfield, CA 93309 805-635-3185
FAX 805-635-3190

Kenneth C. Boothe & Company, P.C.
Certified Public Accountant


1001 East Farm Road 700 - Big Spring, Texas 79720 - (915) 263-
1324 - FAX (915) 263-2124

INDEPENDENT AUDITORS'REPORT

To the Partners
Vista Loma Liniited Partnership

We have audited the accompanying balance sheets of Vista Loma Limited Partnership as of December 3 1, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the
accounting principles                 estimates made by
management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly all material respects, the financial position of Vista Loma Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 20, 1998, on our consideration of Vista Loma Limited Partnership's internal control structure and a report dated January 20, 1998, on its compliance with laws and relations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 20 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

KENNETH C. BOOTHE AND COMPANY, P.C.
January 20, 1998
Big Spring, Texas
Grant Thornton
Suite 3600,
1445 Ross Avenue,
Dallas, TX 75202-2774
214 855-7300
FAX 214 855-7370

Accountants and Management Consultants

The U.S. Member Firm of Grant Thornton International

Report of Independent Certified Public Accountants

To the Partners of
Community Dynamics - Fort Worth, Ltd.

We have audited the balance sheet of Community Dynamics - Fort
Worth, Ltd. (a Texas limited partnership) as of December 31,     1997, and the
related statements of operations, partners' capital, and cash flows for the year
then ended.    These financial statements are the responsibility
       of the
partnership's management. Our responsibility is to express an opinion on these
financial statements based on our audit.  The financial
       statements of
Community Dynamics - Fort Worth, Ltd., as of and for the year ended December
31, 1996, were audited by other auditors whose report dated
       February 11, 1997,
expressed an unqualified opinion on those statements.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Fort Worth, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



Dallas, Texas
Februarv 20, 1998








Grant Thornton
Suite 3600,
1445 Ross Avenue,
Dallas, TX 75202-2774
214 855-7300
FAX 214 855-7370

Accountants and Management Consultants

The U.S. Member Firm of Grant Thornton International

Report of Independent Certified Public Accountants
To the Partners of
Community Dynamics - Plano, Ltd.

We have audited the balance sheet of Community Dynamics - Plano, Ltd. (a Texas limited partnership) as of December 31, 1997, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Community Dynamics - Plano, Ltd., as of and for the year ended December 31, 1996, were audited by other auditors whose report dated February II, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Plano, Ltd. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Dallas, Texas
Februarv 20, 1998










ARTHUR ANDERSEN LLP
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Jefferson Square, Ltd.:



We have audited the accompanying balance sheets of JEFFERSON SQUARE, LTD. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital accounts, and cash flows for the years then ended. These financial statements are the responsible, of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted I accounting principles.


Denver, Colorado,
February 13, 1998.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Jeremy Associates Limited Partnership:

We have audited the accompanying balance sheets of JEREMY
ASSOCIATES LIMITED
PARTNERSHLP (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeremy Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Denver, Colorado
February 13, 1998

Scarbrough
& Associates
Certified Public Accountants
For the financial solutions
You need to survive


INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe, L.P.

We have audited the accompanying balance sheets of Northpointe, L.P. as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reason e assurance out whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe, L.P. as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Scarbrough & Associates, L.L.C.
February 17, 1998

5500 NORTH OAK, SUITE 203
KANSAS CITY, MO 64118
FAX: (816) 455-5100
(816) 452-4272

Henderson, Godbee & Nichols, P. C.
Certified Public Accountants

Members of American Institute of Certified Public Accountants
Georgia Society of Certified Public Accountants

Robert A. Goddard, Jr CPA (1943-1989) Maureen P. Collins, CPA
Gerald H. Henderson. CPAKrystal P. Hiers, CPA
J. Wendell Godbee CPAMarguerite J. Joyner CPA
M. Paul Nichols Jr CPA Shirley S. Miller CPA
Susan S. Swader CPA  James W. Godbee Jr, CPA
Mark S. Rogers, CPA     Kenny L. Carter, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Summerset Housing Limited, L.P.
Valdosta, Georgia


We have audited the accompanying balance sheets of Summerset Housing, Limited, L.P. (a limited partnership), Federal ID No.:
58-1982979, as of December 31, 1997 and 1996, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summerset Housing Limited, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



3488 North Valdosta Road / P. 0. B.@ 2241 / Valdosta., Georgia
31604-2241 / Phone: (912) 245-6040 / FAX: (912) 245-1669





In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1998 on our consideration of Summerset Housing Limited, L.P.Is internal control structure and a report dated January 21, 1998 on its compliance with laws and regulations.



Henderson, Godbee & Nichols, P.C
Certified Public Accountants

January 21, 1998
Blume Loveridge & CO., PLLC
Certified Public Accountants

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Wedgewood Lane Associates,

A Washington Limited Partnership
Bellevue, Washington



We have audited the accompanying balance sheets of Wedgewood Lane Associates, A Washington Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wedgewood Lane Associates, A Washington Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 30, 1998, on our consideration of the Partnership's internal control structure and a report, dated January 30, 1998, on its compliance with laws and regulations.



Page I







INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS -
(CONTINUED)



Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 14 to 17 is presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1997, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form RD 1930-7) and on page 17, has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.




January 30, 1998



Page 1A
GRAHAM CARTER
&JENNINGS, PLC
CERTIFIED PUBLIC ACCOUNTANTS

Harold D. Carter
(1931-1993)
Jack G. Jennings
Walter H. Graham
Michael J. Carter

Independent Auditor's Report
To the PartnersAutumnwood Limited Partnership

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

February 3, 1997

601 Thimble Shoals Boulevard    Suite 201   Newport News,
Virginia 23606    (757) 873-0767   Fax (757) 873-6938
LITTLE, SHANEYFELT & CO.
CERTIFIED PUBLIC ACCOUNTANTS
1501 N. UNIVERSITY, SUITE 300
LITTLE ROCK, ARKANSAS 72207-5232
TELEPHONE (501) 666-2879

INDEPENDENT AUDITOR'S REPORT
To the PartnersBeckwood Manor Eight Limited Partnership
We have audited the accompanying balance sheets of Beckwood Manor Eight Limited Partnership, RHCD Project No. 03-009-0710677267 (the Partnership), as of December 31, 1996 and 1995, and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement. are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

March 12, 1997

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


January 21, 1997

4408 Forest Drive, Third Floor - Columbia, South Carolina 29206
-
Telephone 803-790-0020 - Fax 803-790-0011
THOMAS, JUDY & TUCKER, P.A.
Certified Public Accountants
Clifton W. Thomas
Chris P. Judy
David W. Tucker
C. Gilbert Smith

16 East Rowan Street, Suite 100
Raleigh, NC  27609
(919) 571-7055
FAX (919) 571-7089
INDEPENDENT AUDITORS' REPORT
To the PartnersGraham Housing Associates Limited
PartnershipRaleigh, North Carolina


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and the changes in partners' equity and Gash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 13, 1997 on our consideration of Graham Housing Limited Partnership's internal control structure, compliance with specific requirements applicable to Major HUD Programs and compliance with specific requirements applicable to Affirmative Fair Housing.

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

February 13, 199

SchoonoverBoyer
Gettman & AssociatesCertified Public Accountants
Financial Consultants
INDEPENDENT AUDITORS' REPORT

The Partners
The Hearthside II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheets of The Hearthside II Limited Dividend Housing Association Limited Partnership (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

January 25, 1997

Northwoods Corporate Center - Suite 200 - 110 Northwoods
Boulevard - Worthington, Ohio 43235 - 614/888-8000 - Fax
614/888-8534
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800
FAX NO. (810) 626-2276


MEMBERS
AMERICAN INSTITUTE FO
CERTIFIED PUBLIC ACCOUNTANTS

MICHIGAN ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

FLORIDA INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

SOUTH CAROLINA ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS

ELY TAMA, CPA
JEFREY F. BUDAJ, CPA
BARTON A LOWEN, CPA
EMIL A. RAAB, CPA
DIANE L. ISAACS, CPA
JOHN W. WEIPERT, CPA
SEAN M. DONOVAN, CPA

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

TAMA AND BUDAJ, P.C.


Farmington Hills, Michigan
January 31, 1997


DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT



To the Partners
Laurelwood Apartments, Phase II, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Laurelwood Apartments, Phase II, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility, of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


January 18, 1997

4408 Forest Drive, Third Floor - Columbia, South Carolina 29206
-
Telephone 803-790-0020 - Fax 803-790-0011

Hawkins, Ash, Baptie & Company, LLP
Certified Public Accountants

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


La Crosse, Wisconsin
February 4, 1997

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December 31, 1996 and 1995, and its results of operations, changes in partners, equity (deficit), and cash flows for the years the. ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing standards, we have also issued a report dated March 16, 1997, on our consideration of the Partnership's internal control structure and a report dated
March 16, 1997 on its compliance with laws, regulations, contracts and grants.

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

March 16, 1997

Charles Bailly & Company P.L.L.P.
Certified Public Accountants - Consultants

INDEPENDENT AUDITOR'S REPORT


The Partners
Ridgeview Apartments of Brainerd
  A Limited Partnership
Moorhead, Minnesota

We have audited the accompanying balance sheets of Ridgeview Apartments of Brainerd, A Limited Partnership, FmHA Project: 27-018-0411625811 as of December 31, 1996 and 1995, and the
related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Fargo, North Dakota
February 11, 1997
McGEE & ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


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


January 15, 1997
Farmington, New Mexico
FLOYD & COMPANY
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



Floyd & Company, CPA




February 28, 1997

PLANTE & MORAN, LLP
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500

Certified Public Accountant
Management Consultants
517-332-6200
FAX 517-332-8502

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

In accordance with Governmental Auditing Standards, we have also issued a report dated February 12, 1997, on our consideration of the Partnership's internal control structure and a report dated February 12, 1997, on its compliance with laws and regulations.


February 12, 1997


Moores
Rowland
FLOYD & COMPANY
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


Floyd & Company, CPA



February 28, 1997



Ortiz Lopez & Co.
Certified Public Accountants

CPA Eulalio Ortiz Rodriguez, MSA
CPA Heriberto L6pez Recio

Calle Post 183 Sur Altos
P.O. Box 3944
Marina Station
Mayaguez, P.R. 00681
Telephones:  (809) 833-8236
833-8250
Fax:  833-8285


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



Mayaguez, Puerto Rico
January 31, 1997


VSN
VELEZ, SEMPRIT, NIEVES & Co.
Certified Public Accountants / Business Advisors
A member of Horwath International
252 Ponce de Leon Ave.
11th Floor
Hato Rey, Puerto Rico 00918-9922
Tel. (809) 751-6500
Fax: (809) 767-1197


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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 1996 on our consideration of the Partnership's internal control structure and a report dated January 26, 1996 on its compliance with laws, regulations, contracts, loan covenants and agreements.

We conducted our audits to form an opinion on the basic financial statements of April Gardens Apartments EII Limited Partnership taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expense are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


January 26, 1996
GRAHAM CARTER
& JENNINGS, PLC
CERTIFIED PUBLIC ACCOUNTANTS

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brunswick Limited Partnership, FMHA Project No.: 54-
017-621447814, as of December 31, 1995 and 1994, and the
results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Ludvigson, Braun & Co.
Accountants and Auditors
117 NW 3rd Street
PO. Box 845
Valley City, North Dakota 58072-0845
Telephone: (701) E145-1457
Facsimile: (701) E345-8003

R.B. Ludvigson, CPA (Retired)
Raymond J. Braun, LPA
Muriel G. Haugen, CPA
Connie E Winkler LPA
JoAnn A. Zerface, CPA

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

Valley City, North Dakota
February 10, 1996
GRAHAM CARTER
& JENNINGS, PLC
CERTIFIED PUBLIC ACCOUNTANTS

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lebanon 11 Limited Partnership, FMHA Project No.:
55-013-621447812, as of December 31, 1995 and 1994, and the
results of its operations, the changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

February 26, 1996
Virchow, Krause & Company, LLP
Certified Public Accountants & Consultants

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

Page 1

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

VIRCHOW, KRAUSE & COMPANY, LLP
January 18, 1996

Blackman & Associates, P.C.
Certified Public Accountants


INDEPENDENT AUDITORS'REPORT



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

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting, the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 7, 1997


4408 Forest Drive, Third Floor - Columbia, South Carolina 29206
-
Telephone 803-790-0020 - Fax 803-790-0011

DAVID P. PHILLIPS, P.C.
CERTIFIED PUBLIC ACCOUNTANT

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, and changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



March 7, 1997

OSCAR N. HARRIS & ASSOCIATES, P.A.
Certified Public Accountants

OSCAR N. HARRIS, C.P.A.
SHERRY S. JOHNSON, C.P.A.
KENNETH E. MILTON, C.P.A
CONNIE P- STANCIL, C.P.A.

MEMBERS:
AMERICAN INST OF
CERTIFIED PUBLIC ACCOUNTANTS

NORTH CAROLRNA ASSOCIATION OF
CERTIFIED PUBLIC ACCOUNTANTS
INDEPENDENT AUDITOR'S REPORT


To the Partners of
Cumberland Woods Associates
of Middlesboro, KY, Ltd.
Charlotte, North Carolina

We have audited the balance sheets of Cumberland Woods Associates of Middlesboro, KY, Ltd. as of December 31, 1996 and 1995, and the related statements of partners, capital, income, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards we have also issued a report dated January 31, 1997 on our consideration of Cumberland Woods Associates of Middlesboro, KY, Ltd.'s internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.


100 EAST CUMBERLAND STREET, P.O. BOX 578, DUNN, N.C. 28335
(910) 892-1021 FAX (910) 892-6084
Cumberland Woods Associates
of Middlesboro, KY, Ltd.
Page Two



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


January 31, 1997


PHILLIPS, DORSEY, THOMAS, WATERS & BRAFFORD, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

DRAWER 1359 - 215 HORNER ST, - HENDERSON, NC 27536
919/438-8154 - NC WATS 800/356-7674 - FAX 919/492-5066


Ronald S. Dorsey, CPA
H. Timothy Thomas, CPA
Susan R. Waters, CPA
Michael H. Brafford, CPA

W. Haywood Phillips, CPA
Carleen P. Evans, CPA
Holly B. Perryman, CPA
Franklin L. Irvin, CPA

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


January 17, 1997




Henderson, Godbee & Nichols, P. C.
Certified Public Accountants

Robert A. Goddard, Jr. CPA (1943-1989)  Maureen P. Collins, CPA
Gerald H. Henderson, CPA          Amy McGill Smith, CPA
J. Wendell Godbee, CPA                 Krystal P. Hiers, CPA
M. Paul Nichols, Jr., CPA              Marguerite J. Joyner,
CPA
Susan S. Swader, CPA                   Kenny L. Carter, CPA
Mark S. Rogers, CPA               Shirley S. Miller, CPA
Janine E. Maturi, CPA


INDEPENDENT AUDITORS' REPORT

To the Partners
Eastman Elderly Housing, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheet of Eastman Elderly Housing, L.P. (a limited partnership), Federal ID No.:
58-196S562, as of December 31, 1996, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eastman Elderly Housing, L.P. as of December 31, 1995, were audited by other auditors whose report dated January 27, 1996, expressed an unqualified opinion on those statements.

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


In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of the Eastman Elderly Housing, L.P.'s internal control structure and a report dated January 24, 1997.

Henderson, Godbee & Nichols, P.C.
Certified Public Accountants
CRISP HUGHES & CO., L.L.P.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmeadow Apartments, Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of Fairmeadow Apartments, Limited Partnership's internal control structure and a report dated February 11, 1997 on its compliance with laws and regulations.


February 11, 1997

DURANT, SCHIZAIBMAN & LINDSAY
Certified Public Accountants


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


January 25, 1997
THOMAS C. CUNNINGIIAM, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(703) 669-5531
(703)     669-5576 fax

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

I conducted my audits. in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller, General of the United States. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. 1 believe that my audits provide a reasonable basis for my opinion.

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

Thomas C. Cunningham, CPA PC

Bristol, Virginia
February 15, 1997
Suby, Von Haden
& Associates, S.C.
Certified Public Accountants
Business and Management Consultants


INDEPENDENT AUDITOR'S REPORT


To the Partners
Mariner's Pointe Limited Partnership I and
Mariner's Pointe Limited Partnership II
Madison, Wisconsin

We have audited the accompanying combined balance sheet of WHEDA Project
No. 01 1/001 214 of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31, 1996, and the related combined statements of loss, partners' equity and cash flows for the year then ended. These combined financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these combined financial statements based on our audit. The combined financial statements of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II for the year ended December 31, 1995 were audited by other auditors, whose report dated January 18, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of WHEDA Project No. 01 1/001 214 of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31, 1996, and the combined results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.



January 16, 1997


1221 John 0. Hammons Dr. - P.O. Bo. 44966 - Madison, WI 53744-
4966 -
(608) 831-8181 - FAX (608) 831-4243
MADISON - MILWAUKEE - ROCKFORD
PLANTE & MORAN, LLP
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500

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

In cur opinion, the financial statements referred to above present fairly, in all material respects, the financial position of meadows of Southgate Limited Dividend Housing Association Limited Partnership, for the years ended December 3 1, 1996 and 1995, and the results of its operations, partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 12, 1997
BLOOM, GETTOS, HABIB & TERRONE, P.A.
Certified Public Accountants
Suite 1450
2601 South Bayshore Drive
Miami, Florida 33133-9893

Burt R. Bloom, C.P.A.
Lawrence W. Gettis, C.P.A.
Steven M. Habib, C.P.A.
Roger J. Terrone, C.P.A.
Curt A. Rosner, C.P.A.

Members:
American Institute of
Certified Public Accountants
Florida Institute of
Certified Public Accountants

To the Partners
Riviera Apts., Ltd.
Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of Riviera Apts. , Ltd. (a Florida Limited Partnership), as of December 31, 1996 and 1995, and the related Statements of Operations, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the management of Riviera Apts., Ltd. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. STI]ENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


Independent Auditor's Re]2ort


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

CERTIFIED PUBLIC ACCOUNTANTS



January 15, 1997

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-
0810 - PHONE (715) 832-3425 - FAX (715) 832-1665
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726

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


Farmington Hills, Michigan
January 31, 1997

ARMANDO A. SUAREZ - CPA
HATO RET TOWER, SUITE 1500, 268 MUNOZ RIVERA AVENUE, HATO REY,
PR  00918
(787)763-3195  Fax: 751-8448

Independent Auditor's Report

To the Partners
Vista Linda Apartments Limited Partnership

I have audited the accompanying balance sheet of Vista Linda Apartments Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for the years then ended. These financial statements (Rural Development Administration (Formerly FmHA) Project No.: 63-016-0660472028) are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Vista Linda Apartments Limited Partnership, Rural
Development Administration (Formerly FmHA) Project No.: 63-016-0660472028, as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 thru 36 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

February 18, 1997
San Juan, Puerto Rico

The stamp #1379936 of the CPA's College of PR was affixed to the original of this report.
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


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


Independent Auditor's ReRort


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

In my opinion, the financial statement, referred to above present fairly, in all material respects, the financial position of Joiner Elderly, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Jackson, Mississippi
January 23, 1996



Page I


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


To the PartnersMariner's Pointe Limited Partnership I and
Mariner's Pointe Limited Partnership II

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

VIRCHOW, KRAUSE & COMPANY, LLP

Madison, WisconsinJanuary 18, 1996
Bob T. Robinson
Certified Public Accountant


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


Jackson, Mississippi
January 23, 1996

OTIS, ATWELL & TIMBERLAKE
Professional Association
Certified Public Accountants
James C.Otis, C.P.A., CFP
Stephen W. Atwell, C.P.A.
Fred I. Timberlake, C.P.A.
Bruce E. Fritzson, C.P.A.
Thomas J. Gioia, C.P.A.

980 Forest Avenue
Portland, Maine 04103
(207) 797-0990
FAX (207) 797-8618

INDEPENDENT AUDITOR'S REPORT

The Partners
Wakefield Housing Associates

We have audited the accompanying balance sheets of Wakefield Housing Associates, a limited partnership, USDA, Rural Development Case No. 34-002-0010456615, as of December 31, 1996 and 1995, and the related statements of income, partners' equity (deficit) and cash flows for the years then ended.
These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wakefield Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 13 and 14 is presented solely for the use of the USDA, Rural Development and is not a required part of the basic financial statements. The additional information presented in the Multiple Family Housing Borrower Balance Sheet, Form FMHA 1930-8, has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
January 14, 1997
Portland, Maine
Tate, Propp, Beggs
& Sugimoto
Certified Public Accountants and Consultants

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

An Accountancy Corporation

February 15, 1996
Sacramento, California
Blackman & Associates, P.C.

Certified Public Accountants


INDEPENDENT AUDITORS'REPORT


To the Partners
Aspen Ridge Apartments
Limited Partnership
Omaha, Nebraska

We have audited the accompanying balance sheets of Aspen Ridge Apartments Limited Partnership (a Nebraska Limited Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Ridge Apartments Limited Partnership at December 31, 1996 and 1995 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Omaha, Nebraska
January 23, 1997

KB Parrish C. LLP
Certified Public Accountants
151 North Delaware Street
Suite 160
Indianapolis, IN 46204
(317) 269-2455
FAX (317) 269-2464

Report of Independent Certified Public Accountants

To the Partners of
Briarwood of Dekalb, L.P.
(A Limited Partnership)

We have audited the balance sheets of Briarwood of Dekalb, L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partnership capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood of Dekalb, L.P. at December 31, 1996 and 1995, and the results of its operations, changes in partnership capital, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 7, 1997 on our consideration of the partnership's internal control structure, a report dated March 7, 1997 on its compliance with specific requirements applicable to Affirmative Fair Housing, and a report dated March 7, 1997 on its compliance with laws and regulations.

Respectfully Submitted,


K. B. Parrish & Co. LLP
Certified Public Accountants

Indianapolis, Indiana
March 7, 1997
CRISP
HUGHES
& CO., L.L.P.
Certified Public Accountants and Consultants


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


February 11, 1997

DIMARCO, ABIUSI & PASCARELLA
CERTIFIED PUBLIC ACCOUNTAN-FS, P.C.

Philip Abiusi
L. Richard Pascarella
Nakho Sung
Leo N. Bonfardeci
Carl T. Greco
Michael A. Mammolito
David R. Snyder
Charles R. Petty
Scott J. Martin

The Clinton Exchange
4 Clinton Square, Suite 104
Syracuse, New York 13202-1074
Phone (315) 475-6954
Fax (315) 475-2937

INDEPENDENT AUDTTORS' REPORT
To The Partners
CAIRO HOUSING COMPANY IEast Syracuse, New YorkWe have audited the accompanying balance sheets of Cairo Housing Company I (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners, capital and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

DIMARCO, ABIUSI & PASCARELLA, P.C.

Syracuse, New York
February 7, 1997


CREELMAN SMITH, P.c.
CERTIFIED PUBLIC ACCOUNTANTS
To the PartnersCambridge Family YMCA Affordable HousingLimited PartnershipCambridge, MassachusettsREPORT OF INDEPENDENT AUDITORSWe have audited the accompanying balance sheet of Cambridge Family YMCA Affordable Housing Limited Partnership (A Massachusetts limited partnership) as of December 31, 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Family YMCA Affordable Housing Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners, equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

Creelman & Smith, P.C.
Certified Public Accountants


Boston, Massachusetts
January 13, 1997

CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


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


Jackson, Tennessee
February 7, 1997


Matthews, Hearon & Cutrer
CERTIFIED PUBLIC ACCOUNTANTS

J. Erik Hearon, CPA
Brett C. Matthews, CPA
J. Raliegh Cutrer, CPA
Charles R. Lindsay, Jr., CPA
Tammy L. Burney, CPA
A. Joseph Tommasini, CPA
Elizabeth Hulen Barr, CPA

Members
American Institute of
Certified Public Accountants

Mississippi Society of
Certified Public Accountants

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Point, LP, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Jackson, Mississippi
January 29, 1997

CRAIN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

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

Jackson, Tennessee
February 6, 1997

Ruljancich
Blume
Loveridge & Co., PLLC
Certified Public Accountants


INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Glenridge Housing Associates, a Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Glenridge Housing Associates, a Washington Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibi1ity of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptrol1er General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

January 27, 1997


CRAIN
& COMPANY
Certified Public Accountants

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II, Limited Partnership, FmHA Project No.: 20-038621451228 as of December 31, 1996 and 1995,
and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CRAIN & COMPANY

Jackson, Tennessee
February 7, 1997

THOMAS C. CUNNINGHAM, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531 (540)669-5576 fax

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

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all Material respects, the financial position of Lee Terrace Limited Partnership, as of December 31, 1996 and 1995 and the results of its operations for the year ended December 31, 1996 and for the period January 6, 1995 to December 31, 1995, the changes in partners' equity and cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, I have also issued a report dated February 15, 1997 on my consideration of Lee Terrace Limited Partnership's internal control structure and a report dated February 15, 1997 on its compliance with laws and regulations applicable to the financial statements. Thomas C. Cunningham, CPA PC
February 15, 1997
PAGE
OLSON &
COMPANY P C

Independent Auditor's Report


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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing Limited Partnership as of December
3 11 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


INDEPENDENT ACCOUNTANT'S REPORT

To the Partners
Oakwood Manor of Bennettsville, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations. partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

January 28, 1997
DUGGAN, JOINER,
BIRKENMEYER,
STAFFORD & FURMAN, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITORS' REPORT

January 17, 1997

To the Partners
Palmetto Properties, Ltd.

We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for the years ended December 31, 1996 and 1995 as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Independent Auditor's Report

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

TAMA AND BUDAJ, P.C.

Farmington Hills, Michigan
January 31, 1997
TAMA AND BUDAJ, P.C.
Certified Public Accountants
32783 Middlebelt Road
Farmington Hills, Michigan 48334-1726
(810) 626-3800
Fax No. (810) 626-2276

Independent Auditor's Report

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

TAMA AND BUDAJ,  P.C.


Farmington Hills, Michigan
January 31, 1997
DIMARCO, ABIUSI & PASCARELLA

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

Philip Abiusi
L. Richard Pascarella
Nakho Sung
Leo N. Bonfardeci
Carl T. Greco
Michael A. Mammolito
David R. Snyder
Charles R. Petty
Scott J. Martin

The Clinton Exchange4 Clinton Square, Suite 104
Syracuse, New York 13202-1074
Phone (315) 475-6954
Fax (315) 475-2937
INDEPENDENT AUDTTORS' REPORT
To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New  York

We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements f income, partners' capital and cash flows for the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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


DIMARCO, ABIUSI & PASCARELLA, P.C.

Syracuse, New York
February 7, 1997
RAYMOND, BROUSSARD & BROWN
A PROFESSIONAL CORPORATION
CERTIFIED PUBLIC ACCOUNTANTS

2616 Toulon Drive
Baton Rouge, Louisiana 70816
Telephone: (504) 292-9211
Fax: (504) 292-0727

Independent Auditor's Report

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental. information on page 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form RHS 1930-8) Parts I through III and in the Multiple Family Housing Project Budget (Form RHS 19307) Parts I through V for the year ended December 31, 1996, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Baton Rouge, Louisiana
February 15, 1997
McGLADREY & PULLEN, LLP
Certified Public Accountants and Consultants


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


Greensboro, North Carolina
January 23, 1996
Coopers
&Lybrand
a professional services firm


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

Rochester, New York
February 22, 1996
Coopers
&Lybrand
a professional services firm


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

Rochester, New York
March 12, 1996
RAJEEV RAJ
Certified Public Accountant


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

February 1, 1997

Rajeev Raj C.P.A.
Tel: (508) 660-2592
1600 Providence Highway
Fax: (508) 660-1569
Walpole, MA O2081
STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY
CERTIFIED PUBLIC ACCOUNTANTS

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

January 15, 1997







2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE; WI S4702-
0810 -
PHONE (715) 832-3425 - FAX (715) 832-1665

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



February 12, 1997



A member of Moores Rowland International

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

REGARDIE, BROOKS & LEWIS
CHARTERED
CERTIFIED PUBLIC ACCOUNTANTS

JEROME P. LEWIS, CPA
JESSE A. KAISER CPA
NATHAN J. ROSEN. CPA
PAUL J. GNATT, CPA
CELSO I MATAAC, JR., CPA
PHILIP R. BAKER, CPA
DOUGLAS A. DOWLING, CPA
BRIAN J. GIGANTI, CPA

7101 WISCONSIN AVENUE
BETHESDA, MARYLAND 20814
TEL (301) 654-9000
FAX (301) 656-3056

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

Certified Public Accountants
Boothe, Vassar, Fox, and Fox
1001 East Farm Road 700
Big Spring , Texas 79720
915-263-1324
FAX 9 1 5-263-2124


INDEPENDENT AUDITORS' REPORT

To the Partners
Ponderosa Meadows, LTD.  Limited Partnership

We have audited the accompanying balance sheets of Ponderosa Meadows, LTD. Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the, Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

BOOTHE, VASSAR, FOX AND FOX
January 29, 1997
Big Spring, Texas
GWEN WARD, P.C.
Certified Public Accountant
609 University Drive
Fort Worth, Texas 75107
(817) 336-5880


Independent Auditor's Report

To the Partners of
Rio Grande Apartments, Ltd.
Eagle Pass, Texas

I have audited the accompanying balance sheet of Rio Grande
Apartments, Ltd. as of December 31, 1996 and 1995 the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnerships management. My responsibility is to ex-cress an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande Apartments, Ltd. as of December 31, 1996 and 1995 and the results of its operations, changes in partners, equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Fort worth, Texas
March 11, 1997

HOWE & ASSOCIATES, PC
CERTIFIED PUBLIC ACCOUNTANTS
104 EAST BROADWAY
COLUMBIA, MO 65203
February 13, 1997



INDEPENDENT AUDITOR'S REPORT


Partners
TROY ESTATES, LP

We have audited the accompanying balance sheet and the related statements of income, owner's equity and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Martin A. Starr, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Virginia Avenue Affordable Housing Limited Partnership

We have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1996 arid 1995, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements refereed to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 3l, 1996 and 1995, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in a11 material respects in relation to basic financial statements taken as a whole.

Martin A. Starr
Certified Public Accountant
February 5, l997

4260 Truxtun Avenue, Ste. 140, Bakersfield, CA 93309
805-635-3185 FAX 805-635-3190

Boothe, Vassar, Fox and Fox
Certified Public Accountants
1001 East Farm Road 700
Big Spring, Texas 79720
915-263-1324
FAX 915-263-2124

INDEPENDENT AUDITORS'REPORT

To the Partners
Vista Loma Apartments Limited Partnership

We have audited the accompanying balance sheets of Vista Loma Apartments Limited Partnership as of December 3 1, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

BOOTHE, VASSAR, FOX AND FOX
January 29, 1997
Big Spring, Texas
RAJEEV RAJ
Certified Public Accountants


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

January 31 1996                                       1   '

Rajeev Raj C.P.A.
1600 Providence Highway
Walpole, MA 02081
Tel: (508) 660-2592
Fax: (508) 660-1569
WALLACE SANDERS& COMPANY
Crosspoint Atrium
8131 LBJ Freeway, Suite 875
Dallas, Texas 75251
Tel. 972/690-6301
Fax 972/669-3462


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

February 11, 1997
ARTHUR ANDERSEN LLP



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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assess -mg the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Denver, Colorado
February 12,1997


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


INDEPENDENT AUDITORS'REPORT

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

Scarbrough & Associates, L.L.C.
March 10, 1997
5500 NORTH OAK, SUITE 203
KANSAS CITY, MO 64118
FAX: (816) 455-5100
(816 ) 452-4272
Ruljancich
Blume
Loveridge & CO., PLLC
Certified Public Accountants


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

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptrol1er General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wedgewood Lane Associates, a Washington Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 29, 1997, on our consideration of the Partnership's internal control structure and a report, dated January 29, 1997, on its compliance with laws and regulations.


January 29, 1997

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                         BALANCE SHEETS

                    March 31, 1998 and 1997


Total

----------------------------------

1998               1997

----------------   ----------------
                                                    ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)
$    121,032,270   $    134,386,913

OTHER ASSETS

   Cash and cash equivalents (notes A and I)
1,653,522          3,925,706

   Investments available for sale (notes A and B)
2,970,867          1,393,309

   Notes receivable (note E)
2,056,333          2,081,333

   Deferred acquisition costs, net of accumulated amortization (notes
A
      and C)
1,681,137          1,757,808

   Organization costs, net of accumulated amortization (note A)
67,358            220,083

   Other assets (note F)
1,728,300          2,080,483

---------------    ---------------

$    131,189,787   $    145,845,635

===============    ===============
                                       LIABILITIES AND PARTNERS'
CAPITAL

LIABILITIES

   Accounts payable and accrued expenses
$          4,553   $          4,681

   Accounts payable - affiliates (note C)
8,703,412          6,579,726

   Capital contributions payable (note D)
2,726,063          3,765,854

---------------    ---------------

11,434,028         10,350,261

---------------    ---------------

PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of  22,000,000 authorized beneficial assignee certificates (BACs), $10
stated
          value per BAC, 21,996,102 issued and outstanding to the
          assignees at March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 21,996,102 issued and
          outstanding at March 31, 1998 and 1997
120,447,861        136,032,541
   General partner
(692,102)          (534,681)

   Unrealized loss on securities available for sale, net
-             (2,486)

---------------    ---------------

119,755,759        135,495,374

---------------    ---------------

$    131,189,787   $    145,845,635

===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1998 and 1997


Series 15

----------------------------------

1998               1997

---------------    ---------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)
$     16,246,406   $     18,675,081

OTHER ASSETS

   Cash and cash equivalents (notes A and I)
156,717            246,845

   Investments available for sale (notes A and B)
125,000                  -

   Notes receivable (note E)
110,000            135,000

   Deferred acquisition costs, net of accumulated amortization (notes
A
      and C)
257,535            268,047

   Organization costs, net of accumulated amortization (note A)
-                  -

   Other assets (note F)
473,086            475,563

---------------    ---------------

$     17,368,744   $     19,800,536

===============    ===============
                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses
$          1,145   $          1,144

   Accounts payable - affiliates (note C)
2,360,745          1,812,693

   Capital contributions payable (note D)
32,922            178,680

---------------    ---------------

2,394,812          1,992,517

---------------    ---------------

PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BACs), $10
stated
          value per BAC, 3,870,500 issued and outstanding to the
          assignees at March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,870,500 issued and
          outstanding at March 31, 1998 and 1997
15,156,864         17,962,610
   General partner
(182,932)          (154,591)

   Unrealized gain on securities available for sale, net
-                  -

---------------    ---------------

14,973,932         17,808,019

---------------    ---------------

$     17,368,744   $     19,800,536

===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1998 and 1997


Series 16

----------------------------------

1998                1997

---------------     ---------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)
$     30,777,843   $      33,987,844

OTHER ASSETS

   Cash and cash equivalents (notes A and I)
199,558           1,183,424

   Investments available for sale (notes A and B)
1,000,758             283,537

   Notes receivable (note E)
-                   -

   Deferred acquisition costs, net of accumulated amortization (notes
A
      and C)
412,871             429,721

   Organization costs, net of accumulated amortization (note A)
-              44,630

   Other assets (note F)
72,210               8,790

---------------     ---------------

$     32,463,240   $      35,937,946

===============     ===============
                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses
$              -   $               -

   Accounts payable - affiliates (note C)
2,235,091           1,743,106

   Capital contributions payable (note D)
145,311             155,225

---------------     ---------------

2,380,402           1,898,331

---------------     ---------------

PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of  22,000,000 authorized beneficial assignee certificates (BACs), $10
stated
          value per BAC, 5,429,402 issued and outstanding to the
          assignees at March 31, 1998 and 1997
-                   -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 5,429,402 issued and
          outstanding at March 31, 1998 and 1997
30,248,618          34,166,449
   General partner
(165,780)           (126,206)

   Unrealized loss on securities available for sale, net
-                (628)

---------------     ---------------

30,082,838          34,039,615

---------------     ---------------

$     32,463,240   $      35,937,946

===============     ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1998 and 1997


Series 17

----------------------------------

1998               1997

---------------    ---------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)
$     27,762,778   $     30,804,793

OTHER ASSETS

   Cash and cash equivalents (notes A and I)
388,024            539,185

   Investments available for sale (notes A and B)
-                  -

   Notes receivable (note E)
1,409,982          1,409,982

   Deferred acquisition costs, net of accumulated amortization (notes
A
      and C)
373,197            396,522

   Organization costs, net of accumulated amortization (note A)
10,804             50,533

   Other assets (note F)
1,121,814          1,329,684

---------------    ---------------

$     31,066,599   $     34,530,699

===============    ===============
                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses
$              -   $              -

   Accounts payable - affiliates (note C)
2,159,306          1,593,932

   Capital contributions payable (note D)
1,367,195          1,844,259

---------------    ---------------

3,526,501          3,438,191

---------------    ---------------

PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BACs), $10
stated
          value per BAC, 5,000,000 issued and outstanding to the
          assignees at March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 5,000,000 issued and
          outstanding at March 31, 1998 and 1997
27,694,376         31,211,262
   General partner
(154,278)          (118,754)

   Unrealized gain on securities available for sale, net
-                  -

---------------    ---------------

27,540,098         31,092,508

---------------    ---------------

$     31,066,599   $     34,530,699

===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1998 and 1997


Series 18

----------------------------------

1998               1997

---------------    ---------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)
$     20,921,603   $     23,513,680

OTHER ASSETS

   Cash and cash equivalents (notes A and I)
301,444            766,409

   Investments available for sale (notes A and B)
474,000            173,619

   Notes receivable (note E)
536,351            536,351

   Deferred acquisition costs, net of accumulated amortization (notes
A
      and C)
280,569            291,983

   Organization costs, net of accumulated amortization (note A)
18,772             49,526

   Other assets (note F)
44,622             41,564

---------------    ---------------

$     22,577,361   $     25,373,132

===============    ===============
                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses
$              -   $            129

   Accounts payable - affiliates (note C)
1,048,041            741,114

   Capital contributions payable (note D)
717,635            755,887

---------------    ---------------

1,765,676          1,497,130

---------------    ---------------

PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BACs), $10
stated
          value per BAC, 3,616,200 issued and outstanding to the
          assignees at March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,616,200 issued and
          outstanding at March 31, 1998 and 1997
20,913,795         23,947,845
   General partner
(102,110)           (71,463)

   Unrealized loss on securities available for sale, net
-               (380)

---------------    ---------------

20,811,685         23,876,002

---------------    ---------------

$     22,577,361   $     25,373,132

===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1998 and 1997


Series 19

----------------------------------

1998               1997

---------------    ---------------
                                            ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)
$     25,323,640   $     27,405,515

OTHER ASSETS

   Cash and cash equivalents (notes A and I)
607,779          1,189,843

   Investments available for sale (notes A and B)
1,371,109            936,153

   Notes receivable (note E)
-                  -

   Deferred acquisition costs, net of accumulated amortization (notes
A
      and C)
356,965            371,535

   Organization costs, net of accumulated amortization (note A)
37,782             75,394

   Other assets (note F)
16,568            224,882

---------------    ---------------

$     27,713,843   $     30,203,322

===============    ===============
                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued expenses
$          3,408   $          3,408

   Accounts payable - affiliates (note C)
900,229            688,881

   Capital contributions payable (note D)
463,000            831,803

---------------    ---------------

1,366,637          1,524,092

---------------    ---------------

PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BACs), $10
stated
          value per BAC, 4,080,000 issued and outstanding to the
          assignees at March 31, 1998 and 1997
-                  -
   Assignees

      Units of beneficial interest of the limited partnership interest of the assignor limited partner, 4,080,000 issued and
          outstanding at March 31, 1998 and 1997
26,434,208         28,744,375
   General partner
(87,002)           (63,667)

   Unrealized loss on securities available for sale, net
-             (1,478)

---------------    ---------------

26,347,206         28,679,230

---------------    ---------------

$     27,713,843   $     30,203,322

===============    ===============

               See notes to financial statements

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                    STATEMENTS OF OPERATIONS

           Years ended March 31, 1998, 1997 and 1996


Total

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Income

   Interest income                                     $
341,565   $        555,991   $      1,034,800

---------------    ---------------    ---------------

Share of losses from operating limited partnerships
   (note A)
(13,145,436)       (15,051,842)*      (14,435,496)

---------------    ---------------    ---------------
Expenses

   Professional fees
212,668            290,823            277,646

   Partnership management fee (note C)
2,092,597          2,253,062          2,399,311

   Amortization (note A)
229,396            246,638            246,807

   General and administrative expenses (note C)
403,569            419,849            389,851

---------------    ---------------    ---------------

2,938,230          3,210,372          3,313,615

---------------    ---------------    ---------------

      NET LOSS (note A)                                $
(15,742,101)  $    (17,706,223)  $    (16,714,311)

===============    ===============    ===============

Net loss allocated to general partner                  $
(157,421)  $       (177,062)  $       (167,142)

===============    ===============    ===============

Net loss allocated to assignees                        $
(15,584,680)  $    (17,529,161)  $    (16,547,169)

===============    ===============    ===============

Net loss per BAC                                       $
(0.71)  $          (0.80)  $          (0.75)

===============    ===============    ===============

*  Net  of  gain  on  disposal of operating limited partnership
   (Series 16) of $761 during 1997 and (Series 19) of $888,473 during 1996, respectively.

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 15

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Income

   Interest income                                     $
172,690   $        173,892   $        192,705

---------------    ---------------    ---------------

Share of losses from operating limited partnerships
   (note A)
(2,428,483)        (3,039,112)        (3,201,668)

---------------    ---------------    ---------------
Expenses

   Professional fees
51,181             60,084             50,472

   Partnership management fee (note C)
468,703            473,378            499,184

   Amortization (note A)
10,512             36,743             36,843

   General and administrative expenses (note C)
47,898             37,996             43,328

---------------    ---------------    ---------------

578,294            608,201            629,827

---------------    ---------------    ---------------

      NET LOSS (note A)                                $
(2,834,087)  $     (3,473,421)  $     (3,638,790)

===============    ===============    ===============

Net loss allocated to general partner                  $
(28,341)  $        (34,734)  $        (36,388)

===============    ===============    ===============

Net loss allocated to assignees                        $
(2,805,746)  $     (3,438,687)  $     (3,602,402)

===============    ===============    ===============

Net loss per BAC                                       $
(0.72)  $          (0.89)  $          (0.93)

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 16

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Income

   Interest income                                     $
60,331   $         71,599   $        127,067

---------------    ---------------    ---------------

Share of losses from operating limited partnerships
   (note A)
(3,196,773)        (3,052,073)*       (3,778,516)

---------------    ---------------    ---------------
Expenses

   Professional fees
58,798             53,174             66,842

   Partnership management fee (note C)
599,941            572,972            646,906

   Amortization (note A)
61,480             61,438             61,532

   General and administrative expenses (note C)
100,744             94,461             82,878

---------------    ---------------    ---------------

820,963            782,045            858,158

---------------    ---------------    ---------------

      NET LOSS (note A)                                $
(3,957,405)  $     (3,762,519)  $     (4,509,607)

===============    ===============    ===============

Net loss allocated to general partner                  $
(39,574)  $        (37,625)  $        (45,096)

===============    ===============    ===============

Net loss allocated to assignees                        $
(3,917,831)  $     (3,724,894)  $     (4,464,511)

===============    ===============    ===============

Net loss per BAC                                       $
(0.72)  $          (0.69)  $          (0.82)

===============    ===============    ===============

*  Net of gain on disposal of operating limited partnership (Series
16) of $761.

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 17

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Income

   Interest income                                     $
17,342   $         43,090   $         85,172

---------------    ---------------    ---------------

Share of losses from operating limited partnerships
   (note A)
(2,857,430)        (3,504,918)        (3,144,888)

---------------    ---------------    ---------------
Expenses

   Professional fees
39,610             78,784             71,386

   Partnership management fee (note C)
498,103            512,189            506,412

   Amortization (note A)
63,054             55,279             55,408

   General and administrative expenses (note C)
111,555            107,688             78,508

---------------    ---------------    ---------------

712,322            753,940            711,714

---------------    ---------------    ---------------

      NET LOSS (note A)                                $
(3,522,410)  $     (4,215,768)  $     (3,771,430)

===============    ===============    ===============

Net loss allocated to general partner                  $
(35,524)  $        (42,158)  $        (37,714)

===============    ===============    ===============

Net loss allocated to assignees                        $
(3,516,886)  $     (4,173,610)  $     (3,733,716)

===============    ===============    ===============

Net loss per BAC                                       $
(0.70)  $          (0.83)  $          (0.75)

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 18

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Income

   Interest income                                     $
34,155   $         46,186   $        139,504

---------------    ---------------    ---------------

Share of losses from operating limited partnerships
   (note A)
(2,589,608)        (2,594,599)        (2,451,672)

---------------    ---------------    ---------------
Expenses

   Professional fees
31,410             35,490             40,385

   Partnership management fee (note C)
347,356            326,168            363,632

   Amortization (note A)
42,168             42,167             42,298

   General and administrative expenses (note C)
88,310             83,478             66,451

---------------    ---------------    ---------------

509,244            487,303            512,766

---------------    ---------------    ---------------

      NET LOSS (note A)                                $
(3,064,697)  $     (3,035,716)  $     (2,824,934)

===============    ===============    ===============

Net loss allocated to general partner                  $
(30,647)  $        (30,357)  $        (28,249)

===============    ===============    ===============

Net loss allocated to assignees                        $
(3,034,050)  $     (3,005,359)  $     (2,796,685)

===============    ===============    ===============

Net loss per BAC                                       $
(0.84)  $          (0.83)  $          (0.77)

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 19

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Income

   Interest income                                     $
57,047   $        221,224   $        490,352

---------------    ---------------    ---------------

Share of losses from operating limited partnerships
   (note A)*
(2,073,142)        (2,861,140)        (1,858,752)

---------------    ---------------    ---------------
Expenses

   Professional fees
31,669             63,291             48,561

   Partnership management fee (note C)
178,494            368,355            383,177

   Amortization (note A)
52,182             51,011             50,726

   General and administrative expenses (note C)
55,062             96,226            118,686

---------------    ---------------    ---------------

317,407            578,883            601,150

---------------    ---------------    ---------------

      NET LOSS (note A)                                $
(2,333,502)  $     (3,218,799)  $     (1,969,550)

===============    ===============    ===============

Net loss allocated to general partner                  $
(23,335)  $        (32,188)  $        (19,695)

===============    ===============    ===============

Net loss allocated to assignees                        $
(2,310,167)  $     (3,186,611)  $     (1,949,855)

===============    ===============    ===============

Net loss per BAC                                       $
(0.57)  $          (0.78)  $          (0.48)

===============    ===============    ===============

* Net of gain on disposal of operating limited partnership (Series 19) of $888,473.

               See notes to financial statements

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

           Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) in

securities

available for
               Total                     Assignees       General
partner       sale, net            Total
----------------------------------   ---------------
---------------    ---------------     --------------
Partners' capital (deficit), March
   31, 1995                         $    170,108,871   $
(190,477)  $       (102,691)  $    169,815,703

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-            114,621            114,621

Net loss                                 (16,547,169)
(167,142)                 -        (16,714,311)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1996                              153,561,702
(357,619)            11,930        153,216,013

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-            (14,416)           (14,416)

Net loss                                 (17,529,161)
(177,062)                 -        (17,706,223)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1997                              136,032,541
(534,681)            (2,486)       135,495,374

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-              2,486              2,486

Net loss                                 (15,584,680)
(157,421)                 -        (15,742,401)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1998                         $    120,447,861   $
(692,102)  $              -   $    119,755,759
                                     ===============
===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) in

securities

available for
             Series 15                   Assignees       General
partner       sale, net            Total
----------------------------------   ---------------
---------------    ---------------     --------------
Partners' capital (deficit), March
   31, 1995                         $     25,003,699   $
(83,469)  $            187   $     24,920,417

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-                162                162

Net loss                                  (3,602,402)
(36,388)                 -         (3,638,790)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1996                               21,401,297
(119,857)               349         21,281,789

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-               (349)              (349)

Net loss                                  (3,438,687)
(34,734)                 -         (3,473,421)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1997                               17,962,610
(154,591)                 -         17,808,019

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-                  -                  -

Net loss                                  (2,805,746)
(28,341)                 -         (2,834,087)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1998                         $     15,156,864   $
(182,932)  $              -   $     14,973,932
                                     ===============
===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) in

securities

available for
             Series 16                   Assignees       General
partner       sale, net            Total
----------------------------------   ---------------
---------------    ---------------     --------------
Partners' capital (deficit), March
   31, 1995                         $     42,355,854   $
(43,485)  $        (67,388)  $     42,244,981

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-             68,305             68,305

Net loss                                  (4,464,511)
(45,096)                 -         (4,509,607)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1996                               37,891,343
(88,581)               917         37,803,679

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-             (1,545)            (1,545)

Net loss                                  (3,724,894)
(37,625)                 -         (3,762,519)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1997                               34,166,449
(126,206)              (628)        34,039,615

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-                628                628

Net loss                                  (3,917,831)
(39,574)                 -         (3,957,405)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1998                         $     30,248,618   $
(165,780)  $              -   $     30,082,838
                                     ===============
===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) in

securities

available for
             Series 17                   Assignees       General
partner       sale, net            Total
----------------------------------   ---------------
---------------    ---------------     --------------
Partners' capital (deficit), March
   31, 1995                         $     39,118,588   $
(38,882)  $             24   $     39,079,730

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-              1,440              1,440

Net loss                                  (3,733,716)
(37,714)                 -         (3,771,430)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1996                               35,384,872
(76,596)             1,464         35,309,740

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-             (1,464)            (1,464)

Net loss                                  (4,173,610)
(42,158)                 -         (4,215,768)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1997                               31,211,262
(118,754)                 -         31,092,508

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-                  -                  -

Net loss                                  (3,516,886)
(35,524)                 -         (3,552,410)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1998                         $     27,694,376   $
(154,278)  $              -   $     27,540,098
                                     ===============
===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) in

securities

available for
             Series 18                   Assignees       General
partner       sale, net            Total
----------------------------------   ---------------
---------------    ---------------     --------------
Partners' capital (deficit), March
   31, 1995                         $     29,749,889   $
(12,857)  $         (3,420)  $     29,733,612

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-              4,921              4,921

Net loss                                  (2,796,685)
(28,249)                 -         (2,824,934)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1996                               26,953,204
(41,106)             1,501         26,913,599

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-             (1,881)            (1,881)

Net loss                                  (3,005,359)
(30,357)                 -         (3,035,716)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1997                               23,947,845
(71,463)              (380)        23,876,002

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-                380                380

Net loss                                  (3,034,050)
(30,647)                 -         (3,064,697)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1998                         $     20,913,795   $
(102,110)  $              -   $     20,811,685
                                     ===============
===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Unrealized gain

(loss) in

securities

available for
             Series 19                   Assignees       General
partner       sale, net            Total
----------------------------------   ---------------
---------------    ---------------     --------------
Partners' capital (deficit), March
   31, 1995                         $     33,880,841   $
(11,784)  $        (32,094)  $     33,836,963

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-             39,793             39,793

Net loss                                  (1,949,855)
(19,695)                 -         (1,969,550)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1996                               31,930,986
(31,479)             7,699         31,907,206

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-             (9,177)            (9,177)

Net loss                                  (3,186,611)
(32,188)                 -         (3,218,799)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1997                               28,744,375
(63,667)            (1,478)        28,679,230

Net change in unrealized gain
   (loss) on securities available
   for sale                                        -
-              1,478              1,478

Net loss                                  (2,310,167)
(23,335)                 -         (2,333,502)
                                     ---------------
---------------    ---------------     --------------

Partners' capital (deficit), March
   31, 1998                         $     26,434,208   $
(87,002)  $              -   $     26,347,206
                                     ===============
===============    ===============    ===============

               See notes to financial statements

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS

           Years ended March 31, 1998, 1997 and 1996


Total
                                                              1998
1997               1996

---------------    ---------------    ---------------
Cash flows from operating activities

   Net loss                                            $
(15,742,101)  $    (17,706,223)  $    (16,714,311)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Share of losses from operating limited
          partnerships
13,145,436         15,051,842         14,435,496

      Distributions received from operating limited
          partnerships
38,883             18,811             18,412

      Amortization
229,396            246,638            246,807

      Changes in assets and liabilities
          Other assets
(21,176)           (93,710)          (125,159)

          Accounts payable and accrued expenses
(128)           (70,527)            70,442

          Accounts payable - affiliates
2,123,686          2,125,321          2,191,716

---------------    ---------------    ---------------

             Net cash provided by (used in) operating
                activities
(226,004)          (427,848)           123,403

---------------    ---------------    ---------------

Cash flows from investing activities

   Acquisition costs (paid)/reimbursed (for)/from
      operating limited partnerships
-             15,000           (182,571)

   Capital contributions paid to operating limited
      partnerships
(434,860)        (4,280,314)       (17,638,595)

   (Advances)/repayments (to)/from operating limited
      partnerships
(31,000)           (74,034)         2,945,152

   Purchase of investments (net of proceeds from
      sale of investments)
(1,580,320)         3,734,042          9,530,375

---------------    ---------------    ---------------

             Net cash used in investing activities
(2,046,180)          (605,306)        (5,345,639)

---------------    ---------------    ---------------

             NET DECREASE IN CASH AND CASH
                EQUIVALENTS
(2,272,184)        (1,033,154)        (5,222,236)

Cash and cash equivalents, beginning
3,925,706          4,958,860         10,181,096

---------------    ---------------    ---------------

Cash and cash equivalents, end                         $
1,653,522   $      3,925,706   $      4,958,860

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Total

-----------------------------------------------------
                                                              1997
1997               1996

---------------    ---------------    ---------------
Supplemental schedule of noncash investing and
   financing activities

   The fund has increased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnerships                             $
-   $      2,504,963   $      1,426,703

===============    ===============    ===============

   The fund has adjusted its investment and
      decreased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits not generated                 $
164,471   $        287,710   $        381,901

===============    ===============    ===============

   The fund has recorded capital contributions
      (syndication proceeds) being held and
      subsequently released by the escrow agent        $
-   $              -   $      2,274,224

===============    ===============    ===============

   The fund has adjusted its investment in and
      increased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits generated                     $
-   $         13,283   $        117,717

===============    ===============    ===============

   The fund has decreased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnership disposed of during the
      year                                             $
-   $         32,504   $      2,424,400

===============    ===============    ===============

   The fund has applied notes receivable and
      advances against installments of capital
      contributions                                    $
442,360   $      3,691,747   $              -

===============    ===============    ===============
   The fund has increased its deferred
      acquisition costs for operating limited
      partnership disposed of during year              $
-   $          4,675   $              -

===============    ===============    ===============
   The fund has increased (decreased) its
      investments available for sale for unrealized
      gains (losses)                                   $
(2,486)  $        (14,416)  $        114,621

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 15

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Cash flows from operating activities
   Net loss                                            $
(2,834,087)  $     (3,473,421)  $     (3,638,790)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Share of losses from operating limited
          partnerships
2,428,483          3,039,112          3,201,668

      Distributions received from operating limited
          partnerships
3,026              1,408              6,337

      Amortization
10,512             36,743             36,843

      Amortization of bond discount/premium
-                  -                  -

      Changes in assets and liabilities
          Other assets
(1,047)          (183,399)              (711)

          Accounts payable and accrued expenses
1            (67,712)            67,501

          Accounts payable - affiliates
548,052            548,052            488,042

---------------    ---------------    ---------------

             Net cash provided by (used in) operating
                activities
154,940            (99,217)           160,890

---------------    ---------------    ---------------

Cash flows from investing activities

   Acquisition costs reimbursed from operating
      limited partnerships
-              2,640                  -

   Capital contributions paid to operating limited
      partnerships
(145,068)           (21,600)        (1,269,931)
   Repayments from operating limited partnerships
25,000             50,000            262,350

   Purchase of investments (net of proceeds from
      sale of investments)
(125,000)           151,594             33,243

---------------    ---------------    ---------------

             Net cash provided by (used in) investing
                activities
(245,068)           182,634           (974,338)

---------------    ---------------    ---------------

             NET INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS
(90,128)            83,417           (813,448)

Cash and cash equivalents, beginning
246,845            163,428            976,876

---------------    ---------------    ---------------

Cash and cash equivalents, end                         $
156,717   $        246,845   $        163,428

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 15

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Supplemental schedule of noncash investing and
   financing activities

   The fund has increased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnerships                             $
-   $              -   $              -

===============    ===============    ===============

   The fund has adjusted its investment and
      decreased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits not generated                 $
2,522   $          2,469   $         11,832

===============    ===============    ===============

   The fund has recorded capital contributions
      (syndication proceeds) being held and
      subsequently released by the escrow agent        $
-   $              -   $              -

===============    ===============    ===============

   The fund has adjusted its investment in and
      increased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits generated                     $
-   $              -   $              -

===============    ===============    ===============

   The fund has decreased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnership disposed of during the
      year                                             $
-   $              -   $              -

===============    ===============    ===============

   The fund has applied notes receivable and
      advances against installments of capital
      contributions                                    $
-   $              -   $              -

===============    ===============    ===============

   The fund has increased its deferred  acquisition
      costs for operating partnerships disposed of
      during year                                      $
-   $              -   $              -

===============    ===============    ===============

   The fund has increased (decreased) its
      investments available for sale for unrealized
      gains (losses)                                   $
(628)  $           (349)  $            162

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 16

-----------------------------------------------------
                                                              1997
1997               1996

---------------    ---------------    ---------------
Cash flows from operating activities
   Net loss                                            $
(3,957,405)  $     (3,762,519)  $     (4,509,607)
   Adjustments to reconcile net loss to net cash
   used in operating activities

      Share of losses from operating limited
          partnerships
3,196,773          3,052,073          3,778,516

      Distributions received from operating limited
          partnerships
13,312              2,675              7,361

      Amortization
61,480             61,438             61,532

      Changes in assets and liabilities
          Other assets
(2,256)            24,312             18,315

          Accounts payable and accrued expenses
-               (100)            (1,043)

          Accounts payable - affiliates
491,985            491,988            571,980

---------------    ---------------    ---------------

             Net cash used in operating activities
(196,111)          (130,133)           (72,946)

---------------    ---------------    ---------------

Cash flows from investing activities

   Acquisition costs reimbursed from operating
      limited partnerships
-              3,700                  -

   Capital contributions paid to operating limited
      partnerships
(9,914)          (292,588)        (2,444,175)

   (Advances)/repayments (to)/from operating limited
      partnerships
(56,000)            63,200            222,000

   Purchase of investments (net of proceeds from
      sale of investments)
(721,841)           109,754            967,118

---------------    ---------------    ---------------

             Net cash used in investing activities
(787,755)          (115,934)        (1,255,057)

---------------    ---------------    ---------------

             NET DECREASE IN CASH AND CASH
                EQUIVALENTS
(983,866)          (246,067)        (1,328,003)

Cash and cash equivalents, beginning
1,183,424          1,429,491          2,757,494

---------------    ---------------    ---------------

Cash and cash equivalents, end                         $
199,558   $      1,183,424   $      1,429,491

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 16

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Supplemental schedule of noncash investing and
   financing activities

   The fund has increased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnerships                             $
-   $              -   $              -

===============    ===============    ===============

   The fund has adjusted its investment and
      decreased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits not generated                 $
-   $              -   $         40,727

===============    ===============    ===============

   The fund has recorded capital contributions
      (syndication proceeds) being held and
      subsequently released by the escrow agent        $
-   $              -   $         86,655

===============    ===============    ===============

   The fund has adjusted its investment in and
      increased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits generated                     $
-   $              -   $              -

===============    ===============    ===============

   The fund has decreased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnership disposed of during the
      year                                             $
-   $         32,504   $              -

===============    ===============    ===============

   The fund has applied notes receivable and
      advances against installments of capital
      contributions                                    $
-   $        420,164   $              -

===============    ===============    ===============

   The fund has increased its deferred acquisition
      costs for operating limited partnership
      disposed of during year                          $
-   $          4,675   $              -

===============    ===============    ===============

   The fund has increased (decreased) its
      investments available for sale for unrealized
      gains (losses)                                   $
-   $         (1,545)  $         68,305

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 17

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Cash flows from operating activities
   Net loss                                            $
(3,552,410)  $     (4,215,768)  $     (3,771,430)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Share of losses from operating limited
          partnerships
2,857,430          3,504,918          3,144,888

      Distributions received from operating limited
          partnerships
11,343              3,381              2,436
      Amortization
63,054             55,279             55,408

      Amortization of bond discount/premium
-                  -                  -

      Changes in assets and liabilities
          Other assets
(2,017)            44,746             47,464

          Accounts payable and accrued expenses
-                  -               (417)

          Accounts payable - affiliates
565,374            572,246            606,821

---------------    ---------------    ---------------

             Net cash provided by (used in) operating
                activities
(57,226)           (35,198)            85,170

---------------    ---------------    ---------------

Cash flows from investing activities

   Acquisition costs (paid)/reimbursed (for)/from
      operating limited partnerships
-              3,410           (182,571)

   Capital contributions paid to operating limited
      partnerships
(93,935)          (155,696)        (3,724,505)

   (Advances)/repayments (to)/from operating limited
      partnerships
-           (187,234)           577,530

   Purchase of investments (net of proceeds from
      sale of investments)
-            628,486          1,838,871

---------------    ---------------    ---------------
             Net cash provided by (used in) investing
             activities
(93,935)           288,966         (1,490,675)

---------------    ---------------    ---------------

             NET INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS
(151,161)           253,768         (1,405,505)

Cash and cash equivalents, beginning
539,185            285,417          1,690,922

---------------    ---------------    ---------------

Cash and cash equivalents, end                         $
388,024   $        539,185   $        285,417

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 17

----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Supplemental schedule of noncash investing and
   financing activities

   The fund has increased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnerships                             $
$              -   $      1,338,057

===============    ===============    ===============

   The fund has adjusted its investment and
      decreased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits not generated                 $
161,949   $          5,629   $              -

===============    ===============    ===============

   The fund has recorded capital contributions
      (syndication proceeds) being held and
      subsequently released by the escrow agent        $
-   $              -   $              -

===============    ===============    ===============

   The fund has adjusted its investment in and
      increased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits generated                     $
-   $              -   $        117,717

===============    ===============    ===============

   The fund has decreased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnership disposed of during the
      year                                             $
-   $              -   $              -

===============    ===============    ===============

   The fund has applied notes receivable and
      advances against installments of capital
      contributions                                    $
221,180   $        307,137   $              -

===============    ===============    ===============

   The fund has increased its deferred acquisition
      costs for operating limited partnership
      disposed of during year                          $
-   $              -   $              -

===============    ===============    ===============

   The fund has increased (decreased) its
      investments available for sale for unrealized
      gains (losses)                                   $
-   $         (1,464)  $          1,440

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 18

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Cash flows from operating activities
   Net loss                                            $
(3,064,697)  $     (3,035,716)  $     (2,824,934)
   Adjustments to reconcile net loss to net cash
   used in operating activities

      Share of losses from operating limited
          partnerships
2,589,608          2,594,599          2,451,672

      Distributions received from operating limited
          partnerships
2,469              7,958              2,278
      Amortization
42,168             42,167             42,298

      Changes in assets and liabilities
          Other assets
(2,990)           (33,512)              (148)

          Accounts payable and accrued expenses
(129)            (1,622)              (100)

          Accounts payable - affiliates
306,927            306,951            241,696

---------------    ---------------    ---------------

             Net cash used in operating activities
(126,644)          (119,175)           (87,238)

---------------    ---------------    ---------------

Cash flows from investing activities

   Acquisition costs reimbursed from operating
      limited partnerships
-              2,465                  -

   Capital contributions paid to operating limited
      partnerships
(38,320)          (118,711)        (5,518,309)
   Repayments from operating limited partnerships
-                  -            707,822

   Purchase of investments (net of proceeds from
      sale of investments)
(300,001)           472,430          3,613,472

---------------    ---------------    ---------------

             Net cash provided by (used in) investing
                activities
(338,321)           356,184         (1,197,015)

---------------    ---------------    ---------------

             NET INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS
(464,965)           237,009         (1,284,253)

Cash and cash equivalents, beginning
766,409            529,400          1,813,653

---------------    ---------------    ---------------

Cash and cash equivalents, end                         $
301,444   $        766,409   $        529,400

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 18

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Supplemental schedule of noncash investing and
financing activities

   The fund has increased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnerships                             $
-   $              -   $              -

===============    ===============    ===============

   The fund has adjusted its investment and
      decreased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits not generated                 $
-   $              -   $          6,349

===============    ===============    ===============

   The fund has recorded capital contributions
      (syndication proceeds) being held and
      subsequently released by the escrow agent        $
-   $              -   $      1,067,200

===============    ===============    ===============

   The fund has adjusted its investment in and
      increased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits generated                     $
-   $         13,283   $              -

===============    ===============    ===============

   The fund has decreased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnership disposed of during the
      year                                             $
-   $              -   $              -

===============    ===============    ===============

   The fund has applied notes receivable and
      advances against installments of capital
      contributions                                    $
-   $              -   $              -

===============    ===============    ===============

   The fund has increased its deferred acquisition
      costs for operating limited partnership
      disposed of during year                          $
-   $              -   $              -

===============    ===============    ===============

   The fund has increased (decreased) its
      investments available for sale for unrealized
      gains (losses)                                   $
(380)  $         (1,881)  $          4,921

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 19

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Cash flows from operating activities
   Net loss                                            $
(2,333,502)  $     (3,218,799)  $     (1,969,550)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities

      Share of losses from operating limited
          partnerships
2,073,142          2,861,140          1,858,752

      Distributions received from operating limited
          partnerships
8,733              3,389                  -
      Amortization
52,182             51,011             50,726

      Changes in assets and liabilities
          Other assets
(12,866)            54,143           (190,079)

          Accounts payable and accrued expenses
-             (1,093)             4,501

          Accounts payable - affiliates
211,348            206,084            283,177

---------------    ---------------    ---------------

             Net cash provided by (used in) operating
                activities
(963)           (44,125)            37,527

---------------    ---------------    ---------------

Cash flows from investing activities

   Acquisition costs reimbursed from operating
      limited partnerships
-              2,785                  -

   Capital contributions paid to operating limited
      partnerships
(147,623)        (3,691,719)        (4,681,675)

   Repayments from operating limited partnerships
-                  -          1,175,450

   Purchase of investments (net of proceeds from
      sale of investments)
(433,478)         2,371,778          3,077,671

---------------    ---------------    ---------------

             Net cash provided by (used in) investing
                activities
(581,101)        (1,317,156)          (428,554)

---------------    ---------------    ---------------

             NET INCREASE (DECREASE) IN CASH AND CASH
                EQUIVALENTS
(582,064)        (1,361,281)          (391,027)

Cash and cash equivalents, beginning
1,189,843          2,551,124          2,942,151

---------------    ---------------    ---------------

Cash and cash equivalents, end                         $
607,779   $      1,189,843   $      2,551,124

===============    ===============    ===============

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1998, 1997 and 1996


Series 19

-----------------------------------------------------
                                                              1998
1997               1996

---------------    ---------------    ---------------
Supplemental schedule of noncash investing and
   financing activities

   The fund has increased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnerships                             $
-   $      2,504,963   $         88,646

===============    ===============    ===============

   The fund has adjusted its investment and
      decreased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits not generated                 $
-   $        279,612   $        322,993

===============    ===============    ===============

   The fund has recorded capital contributions
      (syndication proceeds) being held and
      subsequently released by the escrow agent        $
-   $              -   $      1,120,369

===============    ===============    ===============

   The fund has adjusted its investment in and
      increased its capital contribution obligation
      in operating limited partnerships for low-
      income tax credits generated                     $
-   $              -   $              -

===============    ===============    ===============

   The fund has decreased its investments in
      operating limited partnerships for unpaid
      capital contributions due to the operating
      limited partnership disposed of during the
      year                                             $
-   $              -   $      2,424,400

===============    ===============    ===============

   The fund has applied notes receivable and
      advances against installments of capital
      contributions                                    $
221,180   $      2,964,446   $              -

===============    ===============    ===============

   The fund has increased its deferred acquisition
      costs for operating limited partnership
      disposed of during year                          $
-   $              -   $              -

===============    ===============    ===============

   The fund has increased (decreased) its
      investments available for sale for unrealized
      gains (losses)                                   $
(1,478)  $         (9,177)  $         39,793

===============    ===============    ===============

               See notes to financial statements

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                 NOTES TO FINANCIAL STATEMENTS

                 March 31, 1998, 1997 and 1996

NOTE A -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING
          POLICIES

   Boston Capital Tax Credit Fund III L.P. (the "fund") was formed under the laws of the State of Delaware on September 19, 1991, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated apartment complexes, which qualify for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes may also qualify for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the fund is Boston Capital Associates III L.P. and the limited partner is BCTC III Assignor Corp. (the "assignor limited partner").

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

   The BACs issued and outstanding in each series at March 31, 1998 and 1997 are as follows:

       Series 15                     3,870,500
       Series 16                     5,429,402
       Series 17                     5,000,000
       Series 18                     3,616,200
       Series 19                     4,080,000
                               ---------------
       Total                        21,996,102
                               ===============

   In accordance with the limited partnership agreements, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated
   99% to the assignees and 1% to the general partner.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE A -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

   Investments in Operating Limited Partnerships
   ---------------------------------------------

   The fund accounts for its investments in operating limited partnerships using the equity method, whereby the fund adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the fund recognizes individual operating partnership's losses only to the extent that the fund's share of losses of the operating partnerships does not exceed the carrying amount of its investment. Unrecognized losses are suspended and offset against future individual operating partnership's income.

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

   The fund records acquisition costs as an increase in its investment in operating partnerships. Certain operating partnerships have not recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in note D.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE A -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

   Investments in Operating Limited Partnerships (Continued)
   ---------------------------------------------

   During the years ended March 31, 1998, 1997 and 1996, the fund acquired interests in operating limited partnerships as follows:

                                            1998               1997
1996
                                      ---------------
---------------    ---------------
       Series 15                                    -
-                  -
       Series 16                                    -
-                  1
       Series 17                                    -
-                  1
       Series 18                                    -
-                  -
       Series 19                                    -
1                  1
                                      ---------------
---------------    ---------------
                                                    -
1                  3
                                      ===============
===============    ===============

   Organization Costs
   ------------------

   Initial organization and offering expenses, common to all series, are allocated on a percentage of equity raised to each series.

   Organization costs are being amortized on the straight-line method over 60 months. Accumulated amortization as of March
   31, 1998 and 1997 is as follows:

                                           1998               1997
                                     ---------------
---------------
       Series 15                    $        167,077   $
167,077
       Series 16                             227,910
183,280
       Series 17                             195,084
155,355
       Series 18                             131,524
100,769
       Series 19                             145,476
107,865
                                     ---------------
---------------
                                    $        867,071   $
714,346
                                     ===============
===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE A -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

   Deferred Acquisition Costs
   --------------------------

   Acquisition costs were deferred until March 31, 1995. As of April 1, 1995, the fund reallocated certain acquisition costs, common to all Series, based on a percentage of equity raised to each Series. Acquisition costs are being amortized on the straight-line method starting April 1, 1995, over
   27.5 years (330 months).

   Accumulated amortization as of March 31, 1998 and 1997 is as follows:

                                                  1998
1997
                                            ---------------
---------------
       Series 15                           $         31,635   $
21,123
       Series 16                                     50,558
33,708
       Series 17                                     54,553
31,228
       Series 18                                     34,370
22,957
       Series 19                                     41,084
26,513
                                            ---------------
---------------
                                           $        212,200   $
135,529
                                            ===============
===============

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

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE A -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

   Cash Equivalents
   ----------------

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

   Net income (loss) per Beneficial Assignee Certificate
   -----------------------------------------------------

   Net  income  (loss) per beneficial assignee partnership unit is  calculated  based  upon  the number of units outstanding
   during  the  year.    The  number of units in each series at
   March 31, 1998, 1997 and 1996 are as follows:

                                                     1998, 1997 and
                                                          1996
                                                    ---------------
       Series 15                                   $      3,870,500
       Series 16                                          5,429,402
       Series 17                                          5,000,000
       Series 18                                          3,616,200
       Series 19                                          4,080,000
                                                    ---------------
                                                   $     21,996,102
                                                    ===============

   Investments

   Investments held to maturity are being carried at amortized cost and investments available-for-sale are being carried at fair market value.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE A -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING
          POLICIES (Continued)

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

   Adoption of Accounting Standard
   -------------------------------

   On March 31, 1997, the fund adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. The implementation of these standards has not materially affected the fund's financial statements.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employees' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 is effective for years beginning after December 15, 1997. SFAS No. 131 and No. 132 are effective for years beginning after December 31, 1997 and early adoption is encouraged.

   The fund does not have any items of other comprehensive income, does not have other segments of its business or when to report, and does not have any pensions or other post-retirement benefits. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE B - INVESTMENTS AVAILABLE FOR SALE

   At March 31, 1998, the amortized cost and fair market value of investments are as follows:


Amortized      Fair market

costs           value

-------------   -------------
       Certificates of deposit                              $
2,970,867  $    2,970,867

=============   =============

   The   amortized  cost  and  approximate  market  value  of
   investments by maturity at March 31, 1998 are shown below.


Approximate
                                                            Amortized
costs     market value

---------------    ---------------
       Due in one year or less                            $
2,970,867   $      2,970,867

===============    ===============

   Proceeds from sales and maturities of investments during the year ended March 31, 1998 was $1,384,695, resulting in a realized gain of $154 and a realized loss of $9,069, included in interest income.

   In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The rates for the investments held during the year ended March 31, 1998 ranged from 5% to 5.65%.

   At March 31, 1997, the amortized cost and fair market value of investments are as follows:


Gross           Gross
                                                   Amortized
unrealized      unrealized      Fair market
                                                     costs
gains          losses           value
                                                -------------
-------------   -------------   -------------
       Tax exempt municipal bonds              $    1,395,795  $
95  $       (2,581) $    1,393,309
                                                =============
=============   =============   =============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE B - INVESTMENTS AVAILABLE FOR SALE (Continued)

   The  amortized  cost   and  approximate  market  value  of
   investments by maturity at March 31, 1997 is shown below.


Approximate
                                                            Amortized
costs     market value

---------------    ---------------
       Due in one year or less                            $
302,326   $        302,421
       Due after one year through five years
1,093,469          1,090,888

---------------    ---------------
                                                          $
1,395,795   $      1,393,309

===============    ===============

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

NOTE C - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 1998, 1997 and 1996, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

   Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual fund management fee charged to operations, net of reporting fees, during the years ended March 31, 1998, 1997 and 1996 by series, is as follows:

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

                                             1998               1997
1996
                                       ---------------
---------------    ---------------
       Series 15                      $        468,703   $
473,378   $        499,184
       Series 16                               599,941
572,972            646,906
       Series 17                               498,103
512,189            506,412
       Series 18                               347,356
326,168            363,632
       Series 19                               178,494
368,355            383,177
                                       ---------------
---------------    ---------------
                                      $      2,092,597   $
2,253,062   $      2,399,311
                                       ===============
===============    ===============

   General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership during the years ended March 31, 1998, 1997 and 1996 charged to each series' operations are as follows:

                                             1998               1997
1996
                                       ---------------
---------------    ---------------
       Series 15                      $         28,999   $
26,370   $         26,729
       Series 16                                37,410
26,211             30,324
       Series 17                                32,015
22,369             29,426
       Series 18                                24,038
19,259             23,400
       Series 19                                24,534
21,979             30,652
                                       ---------------
---------------    ---------------
                                      $        146,996   $
116,188   $        140,531
                                       ===============
===============    ===============

   Accounts payable - affiliates at March 31, 1998 and 1997 represents fund management fees and an operating partnership advance which are payable to Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At March 31, 1998, 1997 and 1996 the fund has limited partnership interests in operating limited partnerships which own or are constructing operating apartment complexes. During September 1996, the partnership disposed of its limited partnership interest in one of the operating partnerships owned in Series 16. During February 1996, the partnership disposed of its limited partnership interest in one of the operating limited partnerships owned in Series
   19. The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 1998, 1997 and 1996 by series are as follows:

                                             1998               1997
1996
                                       ---------------
---------------    ---------------
       Series 15                                    68
68                 68
       Series 16                                    64
64                 65
       Series 17                                    49
49                 49
       Series 18                                    34
34                 34
       Series 19                                    26
26                 25
                                       ---------------
---------------    ---------------
                                                   241
241                241
                                       ===============
===============    ===============

   Under the terms of the fund's investment in each operating limited partnership, the fund is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations.

   The contributions payable to operating limited partnerships at March 31, 1998 and 1997 by series are as follows:

                                                                1998
1997

---------------    ---------------
       Series 15                                         $
32,922   $        178,680
       Series 16
145,311            155,225
       Series 17
1,367,195          1,844,259
       Series 18
717,635            755,887
       Series 19
463,000            831,803

---------------    ---------------
                                                         $
2,726,063   $      3,765,854

===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  D - INVESTMENTS   IN   OPERATING   LIMITED   PARTNERSHIPS
          (Continued)

   The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows:

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
       Capital contributions paid and to be paid to
          operating limited partnerships, net of tax
          credit adjusters                             $
161,570,521   $     28,922,006   $     40,190,010

       Acquisition costs of operating limited
          partnerships
19,334,149          2,988,162          4,460,782

       Syndication costs from operating limited
          partnerships
(56,632)                 -                  -

       Cumulative cash flows from operating limited
          partnerships
(80,837)           (12,848)           (24,394)

       Cumulative losses from operating limited
          partnerships
(59,734,931)       (15,650,914)       (13,848,555)

---------------    ---------------    ---------------
       Investment per balance sheet
121,032,270         16,246,406         30,777,843

       The fund has recorded capital contributions to
          the operating limited partnerships during
          the year ended March 31, 1998 which have
          not been included in the partnership's
          capital account included in the operating
          limited partnerships' financial statements
          as of December 31, 1997 (see note A)
(3,267,609)        (1,055,903)           (88,655)

       The fund has recorded a disposition of an
          operating limited partnership which was
          included in the operating limited
          partnerships' financial statements as of
          December 31, 1997 (see note A)
-                  -                  -

       The fund has recorded acquisition costs at
          March 31, 1998 which have not been recorded
          in the net assets of the operating limited
          partnerships (see note A)
(3,865,111)          (399,087)          (794,528)

       Cumulative losses from operating limited
          partnerships for the three months ended
          March 31, 1998 which the operating limited
          partnerships have not included in their
          capital as of December 31, 1997 due to
          different year ends (see note A)
2,866,341            472,214            631,571

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
       Equity in loss of operating limited
          partnerships not recognizable under the
          equity method of accounting
(313,153)          (233,686)           (36,097)

       The fund has recorded low-income housing tax
          credit adjusters not recorded by operating
          limited partnerships (see note A)
1,439,375            288,683            167,916

       Other
(82,899)            25,035            (27,123)

---------------    ---------------    ---------------

       Equity per operating limited partnerships'
          combined financial statements                $
117,809,214   $     15,343,662   $     30,630,927

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows:

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
       Capital contributions paid and to be paid to
          operating limited partnerships, net of tax
          credit adjusters                             $
36,518,310   $     26,424,755   $     29,515,440

       Acquisition costs of operating limited
          partnerships
4,564,870          3,587,531          3,732,804

       Syndication costs from operating limited
          partnerships
-            (56,632)                 -

       Cumulative cash flows from operating limited
          partnerships
(18,588)           (12,885)           (12,122)

       Cumulative losses from operating limited
          partnerships
(13,301,814)        (9,021,166)        (7,912,482)

---------------    ---------------    ---------------
       Investment per balance sheet
27,762,778         20,921,603         25,323,640

       The fund has recorded capital contributions to
          the operating limited partnerships during
          the year ended March 31, 1998 which have
          not been included in the partnership's
          capital account included in the operating
          limited partnerships' financial statements
          as of December 31, 1997 (see note A)
(1,096,087)          (298,342)          (728,622)

       The fund has recorded a disposition of an
          operating limited partnership which was
          included in the operating limited
          partnerships' financial statements as of
          December 31, 1997 (see note A)
-                  -                  -

       The fund has recorded acquisition costs at
          March 31, 1998 which have not been recorded
          in the net assets of the operating limited
          partnerships (see note A)
(1,496,190)          (387,564)          (787,742)

       Cumulative losses from operating limited
          partnerships for the three months ended
          March 31, 1998 which the operating limited
          partnerships have not included in their
          capital as of December 31, 1997 due to
          different year ends (see note A)
752,440            617,653            392,463

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
       Equity in loss of operating limited
          partnerships not recognizable under the
          equity method of accounting (see note A)
-            (43,370)                 -

       The fund has recorded low-income housing tax
          credit adjusters not recorded by operating
          limited partnerships (see note A)
372,983            127,421            482,372

       Other
(51,729)            60,414            (89,496)

---------------    ---------------    ---------------

       Equity per operating limited partnerships'
          combined financial statements                $
26,244,195   $     20,997,815   $     24,592,615

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The funds investment in operating limited partnerships at March 31, 1997 is summarized as follows:

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
       Capital contributions paid and to be paid to
          operating limited partnerships, net of tax
          credit adjusters                             $
161,740,845   $     28,919,172   $     40,189,926

       Acquisition costs of operating limited
          partnerships
19,334,149          2,988,162          4,460,782

       Syndication costs from operating limited
          partnerships
(56,632)                 -                  -

       Cumulative cash flows from operating limited
          partnerships
(41,954)            (9,822)           (11,082)

       Cumulative losses from operating limited
          partnerships
(46,589,495)       (13,222,431)       (10,651,782)

---------------    ---------------    ---------------
       Investment per balance sheet
134,386,913         18,675,081         33,987,844

       The fund has recorded capital contributions to
          the operating limited partnerships during
          the year ended March 31, 1997 which have
          not been included in the partnership's
          capital account included in the operating
          limited partnerships' financial statements
          as of December 31, 1996 (see note A)
(3,619,564)        (1,202,355)           (88,655)

       The fund has recorded a disposition of an
          operating limited partnership which was
          included in the operating limited
          partnerships' financial statements as of
          December 31, 1996 (see note A)
-                  -                  -

       The fund has recorded acquisition costs at
          March 31, 1997 which have not been recorded
          in the net assets of the operating limited
          partnerships (see note A)
(3,865,111)          (399,087)          (794,528)

       Cumulative losses from operating limited
          partnerships for the three months ended
          March 31, 1997 which the operating limited
          partnerships have not included in their
          capital as of December 31, 1996 due to
          different year ends (see note A)
2,866,341            472,214            631,571

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
       Equity in loss of operating limited
          partnerships not recognizable under the
          equity method of accounting
(51,397)           (51,397)                 -

       The fund has recorded low-income housing tax
          credit adjusters not recorded by operating
          limited partnerships (see note A)
1,288,398            321,656            167,916

       Other
12,352             30,988            (52,504)

---------------    ---------------    ---------------

       Equity per operating limited partnerships'
          combined financial statements                $
131,017,932   $     17,847,100   $     33,851,644

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The funds investment in operating limited partnerships at March 31, 1997 is summarized as follows:

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
       Capital contributions paid and to be paid to
          operating limited partnerships, net of tax
          credit adjusters                             $
36,691,552   $     26,424,755   $     29,515,440

       Acquisition costs of operating limited
          partnerships
4,564,870          3,587,531          3,732,804

       Syndication costs from operating limited
          partnerships
-            (56,632)                 -

       Cumulative cash flows from operating limited
          partnerships
(7,245)           (10,416)            (3,389)

       Cumulative losses from operating limited
          partnerships
(10,444,384)        (6,431,558)        (5,839,340)

---------------    ---------------    ---------------
       Investment per balance sheet
30,804,793         23,513,680         27,405,515

       The fund has recorded capital contributions to
          the operating limited partnerships during
          the year ended March 31, 1997 which have
          not been included in the partnership's
          capital account included in the operating
          limited partnerships' financial statements
          as of December 31, 1996 (see note A)
(1,100,123)          (336,594)          (891,837)

       The fund has recorded a disposition of an
          operating limited partnership which was
          included in the operating limited
          partnerships' financial statements as of
          December 31, 1996 (see note A)
-                  -                  -

       The fund has recorded acquisition costs at
          March 31, 1997 which have not been recorded
          in the net assets of the operating limited
          partnerships (see note A)
(1,496,190)          (387,564)          (787,742)

       Cumulative losses from operating limited
          partnerships for the three months ended
          March 31, 1997 which the operating limited
          partnerships have not included in their
          capital as of December 31, 1996 due to
          different year ends (see note A)
752,440            617,653            392,463

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
       Equity in loss of operating limited
          partnerships not recognizable under the
          equity method of accounting (see note A)
-                  -                  -

       The fund has recorded low-income housing tax
          credit adjusters not recorded by operating
          limited partnerships (see note A)
186,656            127,421            484,749

       Other
(52,166)            73,020             13,014

---------------    ---------------    ---------------

       Equity per operating limited partnerships'
          combined financial statements                $
29,095,410   $     23,607,616   $     26,616,162

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1997 are as follows:

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
507,178,819   $    104,948,710   $    115,402,953

   Land
28,207,851          6,187,437          5,120,755

   Other assets
29,598,266          6,470,560          7,963,887

---------------    ---------------    ---------------
                                                       $
564,984,936   $    117,606,707   $    128,487,595

===============    ===============    ===============
           LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES

       Mortgages and construction loans payable        $
362,249,828   $     84,924,724   $     84,500,343

       Accounts payable and accrued expenses
11,622,031          2,236,615          2,997,412

       Other liabilities
36,013,362          4,324,910          5,807,286

---------------    ---------------    ---------------

409,885,221         91,486,249         93,305,041

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund III L.P.
117,809,214         15,343,662         30,630,927
       Other partners
37,290,501         10,776,796          4,551,627

---------------    ---------------    ---------------

155,099,715         26,120,458         35,182,554

---------------    ---------------    ---------------
                                                       $
564,984,936   $    117,606,707   $    128,487,595

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1997 are as follows:

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
133,219,801   $     69,290,502   $     84,316,853

   Land
7,700,365          3,357,967          5,841,327

   Other assets
6,816,494          4,106,952          4,240,373

---------------    ---------------    ---------------
                                                       $
147,736,660   $     76,755,421   $     94,398,553

===============    ===============    ===============
           LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES

       Mortgages and construction loans payable        $
89,545,991   $     47,198,760   $     56,080,010

       Accounts payable and accrued expenses
3,134,779          1,655,022          1,598,203

       Other liabilities
15,828,946          3,358,752          6,693,468

---------------    ---------------    ---------------

108,509,716         52,212,534         64,371,681

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund III L.P.
26,244,195         20,997,815         24,592,615
       Other partners
12,982,749          3,545,072          5,434,257

---------------    ---------------    ---------------

39,226,944         24,542,887         30,026,872

---------------    ---------------    ---------------
                                                       $
147,736,660   $     76,755,421   $     94,398,553

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1996 are as follows:

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
527,972,353   $    109,296,153   $    119,964,923

   Land
28,135,110          6,130,609          5,104,842

   Other assets
28,143,897          5,849,177          7,272,453

---------------    ---------------    ---------------
                                                       $
584,251,360   $    121,275,939   $    132,342,218

===============    ===============    ===============
           LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES

       Mortgages and construction loans payable        $
364,182,226   $     85,329,590   $     84,645,408

       Accounts payable and accrued expenses
9,478,617          1,974,112          2,393,597

       Other liabilities
36,854,227          4,208,819          6,337,941

---------------    ---------------    ---------------

410,515,070         91,512,521         93,376,946

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund III, L.P.
131,017,932         17,847,100         33,851,644
       Other partners
42,718,358         11,916,318          5,113,628

---------------    ---------------    ---------------

173,736,290         29,763,418         38,965,272

---------------    ---------------    ---------------
                                                       $
584,251,360   $    121,275,939   $    132,342,218

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1996 are as follows:

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
                         ASSETS

   Buildings and improvements, net of accumulated
       depreciation                                    $
139,521,909   $     72,010,193   $     87,179,175

   Land
7,700,365          3,357,967          5,841,327

   Other assets
6,609,113          4,238,634          4,174,520

---------------    ---------------    ---------------
                                                       $
153,831,387   $     79,606,794   $     97,195,022

===============    ===============    ===============
           LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES

       Mortgages and construction loans payable        $
90,258,521   $     47,630,892   $     56,317,815

       Accounts payable and accrued expenses
2,364,296          1,410,335          1,336,277

       Other liabilities
15,675,218          3,282,191          7,350,058

---------------    ---------------    ---------------

108,298,035         52,323,418         65,004,150

---------------    ---------------    ---------------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit Fund III, L.P.
29,095,410         23,607,616         26,616,162
       Other partners
16,437,942          3,675,760          5,574,710

---------------    ---------------    ---------------

45,533,352         27,283,376         32,190,872

---------------    ---------------    ---------------
                                                       $
153,831,387   $     79,606,794   $     97,195,022

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1997 are as follows:

                                   COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
   Revenue
       Rental                                          $
54,997,314   $     11,479,701   $     12,397,732
       Interest and other
3,230,978            716,763            972,041

---------------    ---------------    ---------------

58,228,292         12,196,464         13,369,773

---------------    ---------------    ---------------
   Expenses
       Interest
21,769,271          4,237,259          4,517,483
       Depreciation and amortization
20,715,617          4,565,875          4,822,894
       Taxes and insurance
7,235,148          1,531,645          1,575,293
       Repairs and maintenance
8,474,548          1,901,550          1,952,552
       Operating expenses
15,972,058          3,392,258          3,451,993
       Other expenses
3,264,692            400,782            362,011

---------------    ---------------    ---------------

77,431,334         16,029,369         16,682,226

---------------    ---------------    ---------------
          NET LOSS                                     $
(19,203,042)  $     (3,832,905)  $     (3,312,453)

===============    ===============    ===============

   Net loss allocated to Boston Capital Tax Credit
       Fund III L. P.*                                 $
(13,407,192)  $     (2,610,772)  $     (3,232,870)

===============    ===============    ===============

   Net loss allocated to other partners                $
(5,795,850)  $     (1,222,133)  $        (79,583)

===============    ===============    ===============

   *  Amounts  include  $182,289,  $36,097  and  $43,370    for
      series  15,   16   and  18,  respectively,  of  loss  not
      recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1997 are as follows:

                                   COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
   Revenue
       Rental                                          $
14,340,626   $      6,640,259   $     10,138,996
       Interest and other
871,594            302,946            367,634

---------------    ---------------    ---------------

15,212,220          6,943,205         10,506,630

---------------    ---------------    ---------------
   Expenses
       Interest
6,044,149          2,647,759          4,322,621
       Depreciation and amortization
5,199,327          2,956,863          3,170,658
       Taxes and insurance
1,647,962            871,383          1,608,865
       Repairs and maintenance
2,364,140          1,226,495          1,029,811
       Operating expenses
4,579,215          1,706,897          2,841,695
       Other expenses
1,968,852            404,408            128,639

---------------    ---------------    ---------------

21,803,645          9,813,805         13,102,289

---------------    ---------------    ---------------
          NET LOSS                                     $
(6,591,425)  $     (2,870,600)  $     (2,595,659)

===============    ===============    ===============

   Net loss allocated to Boston Capital Tax Credit
       Fund III L. P.*                                 $
(2,857,430)  $     (2,632,978)  $     (2,073,142)

===============    ===============    ===============
   Net loss allocated to other partners                $
(3,733,995)  $       (237,622)  $       (522,517)

===============    ===============    ===============

   *  Amounts  include $182,289, $36,097 and $43,370 for Series
      15 , 16 and 18, respectively, of loss not recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1996 are as follows:

                                   COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
   Revenue
       Rental                                          $
54,255,081   $     11,196,024   $     12,318,128
       Interest and other
2,867,158            340,842          1,147,648

---------------    ---------------    ---------------

57,122,239         11,536,866         13,465,776

---------------    ---------------    ---------------
   Expenses
       Interest
22,356,916          4,154,249          4,585,893
       Depreciation and amortization
22,819,977          5,184,898          4,966,052
       Taxes and insurance
7,048,605          1,545,211          1,588,084
       Repairs and maintenance
7,456,432          1,637,329          1,684,912
       Operating expenses
16,301,823          3,336,137          3,427,264
       Other expenses
1,568,799            395,562            313,164

---------------    ---------------    ---------------

77,552,552         16,253,386         16,565,369

---------------    ---------------    ---------------
          NET LOSS                                     $
(20,430,313)  $     (4,716,520)  $     (3,099,593)

===============    ===============    ===============

   Net loss allocated to Boston Capital Tax Credit
       Fund III L. P.*                                 $
(15,102,671)  $     (3,089,180)  $     (3,052,834)

===============    ===============    ===============
   Net loss allocated to other partners                $
(5,327,642)  $     (1,627,340)  $        (46,759)

===============    ===============    ===============

   * Amounts include $50,068 for series 15 of loss not recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE D -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
          (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1996 are as follows:

                                   COMBINED SUMMARIZED STATEMENTS OF
OPERATIONS

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
   Revenue
       Rental                                          $
14,509,341   $      6,588,968   $      9,642,620
       Interest and other
616,684            359,139            402,845

---------------    ---------------    ---------------

15,126,025          6,948,107         10,045,465

---------------    ---------------    ---------------
   Expenses
       Interest
6,562,849          2,813,996          4,239,929
       Depreciation and amortization
5,838,439          3,069,441          3,761,147
       Taxes and insurance
1,713,879            813,148          1,388,283
       Repairs and maintenance
2,136,225          1,005,955            992,011
       Operating expenses
4,527,151          1,889,127          3,122,144
       Other expenses
369,531            257,371            233,171

---------------    ---------------    ---------------

21,148,074          9,849,038         13,736,685

---------------    ---------------    ---------------
          NET LOSS                                     $
(6,022,049)  $     (2,900,931)  $     (3,691,220)

===============    ===============    ===============

   Net loss allocated to Boston Capital Tax Credit
       Fund III L. P.*                                 $
(3,504,918)  $     (2,594,599)  $     (2,861,140)

===============    ===============    ===============
   Net loss allocated to other partners                $
(2,517,131)  $       (306,332)  $       (830,080)

===============    ===============    ===============

   * Amounts include $50,068 for Series 15 of loss not recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE E - NOTES RECEIVABLE

   Notes receivable at March 31, 1998 and 1997 consist of advance installments of capital contributions to operating limited partnerships. The notes at March 31, 1998 and 1997 are comprised of noninterest bearing and interest bearing notes with rates ranging from 3.66% to prime plus 1% to 3%. Prime was 8.5% and 8.5% as of March 31, 1998 and 1997, respectively. The notes receivable will be converted to capital or repaid and are deemed to be short term in nature. Therefore, the carrying value of the notes receivable is deemed to approximate fair value. The notes at March 31, 1998 and 1997 by series are as follows:

                                                                1998
1997

---------------    ---------------
       Series 15                                         $
110,000   $        135,000
       Series 16
-                  -
       Series 17
1,409,982          1,409,982
       Series 18
536,351            536,351
       Series 19
-                  -

---------------    ---------------
                                                         $
2,056,333   $      2,081,333

===============    ===============

NOTE F - OTHER ASSETS

   Other assets include cash held by an escrow agent at March 31, 1998 and 1997. The cash held for the series at March
   31, 1998 and 1997 represents capital contributions to be released to the operating limited partnerships when certain criteria are met. The escrows held at March 31, 1998 and 1997 by series are as follows:

                                                                1998
1997

---------------    ---------------
       Series 15                                         $
-   $              -
       Series 16
-                  -
       Series 17
15,097             15,097
       Series 18
-                  -
       Series 19
-                  -

---------------    ---------------
                                                         $
15,097   $         15,097

===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE F - OTHER ASSETS (Continued)

   In addition, other assets include cash advanced to operating limited partnerships at March 31, 1998 and 1997 some of which are to be applied to capital contributions payable when certain criteria have been met. The advances at March 31, 1998 and 1997 by series are as follows:

                                                                1998
1997

---------------    ---------------
       Series 15                                         $
426,912   $        426,912
       Series 16
56,000                  -
       Series 17
1,069,358          1,290,838
       Series 18
-                  -
       Series 19
-            221,180

---------------    ---------------
                                                         $
1,552,270   $      1,938,930

===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  G - RECONCILIATION  OF  FINANCIAL  STATEMENT  NET  INCOME
          (LOSS) TO TAX RETURN

   For  income  tax purposes, the fund reports using a December
   31  year  end.   The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
   Net loss for financial reporting purposes           $
(15,742,101)  $     (2,834,087)  $     (3,957,405)

   Operating limited partnership rents received in
       advance
(7,368)            (4,270)               692

   Fund management fees not deducted for tax
       purposes
2,598,675            548,052            691,980

   Other
(582,771)          (332,972)           153,818

   Operating limited partnership losses not
       recognized for financial reporting purposes
       under equity method of accounting
(261,756)          (182,289)           (36,097)

   Excess of tax depreciation over book depreciation
       on operating limited partnership assets
(1,496,221)          (214,667)          (258,267)

   Difference due to fiscal year for book purposes
       and calendar year for tax purposes
(480,368)            (1,400)          (185,463)

---------------    ---------------    ---------------

   Loss for tax return purposes, December 31, 1997     $
(15,971,910)  $     (3,021,633)  $     (3,590,742)

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  G - RECONCILIATION  OF  FINANCIAL  STATEMENT  NET  INCOME
          (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year  end.   The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
   Net loss for financial reporting purposes           $
(3,552,410)  $     (3,064,697)  $     (2,333,502)

   Operating limited partnership rents received in
       advance
(5,707)            23,754            (21,837)

   Fund management fees not deducted for tax
       purposes
565,368            381,927            411,348

   Other
(779,092)            52,957            322,518

   Operating limited partnership losses not
       recognized for financial reporting purposes
       under equity method of accounting
-            (43,370)                 -

   Excess of tax depreciation over book depreciation
       on operating limited partnership assets
(431,032)          (221,050)          (371,205)

   Difference due to fiscal year for book purposes
       and calendar year for tax purposes
30,564            (39,436)          (284,633)

---------------    ---------------    ---------------

   Loss for tax return purposes, December 31, 1996     $
(4,172,309)  $     (2,909,915)  $     (2,277,311)

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  G - RECONCILIATION  OF  FINANCIAL  STATEMENT  NET  INCOME
          (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year  end.   The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
   Net loss for financial reporting purposes           $
(17,706,223)  $     (3,473,421)  $     (3,762,519)

   Operating limited partnership rents received in
       advance
99,831              2,581              9,598

   Fund management fees not deducted for tax
       purposes
1,988,010            488,062            572,140

   Other
(73,839)          (250,370)           (17,194)

   Operating limited partnership losses not
       recognized for financial reporting purposes
       under equity method of accounting
(50,068)           (50,068)                 -

   Excess of tax depreciation over book depreciation
       on operating limited partnership assets
(1,794,498)          (213,933)          (280,017)

   Difference due to fiscal year for book purposes
       and calendar year for tax purposes
(892,751)          (187,130)          (801,719)

---------------    ---------------    ---------------

   Loss for tax return purposes, December 31, 1996     $
(18,429,538)  $     (3,684,279)  $     (4,279,711)

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  G - RECONCILIATION  OF  FINANCIAL  STATEMENT  NET  INCOME
          (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year  end.   The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
   Net loss for financial reporting purposes           $
(4,215,768)  $     (3,035,716)  $     (3,218,799)

   Operating limited partnership rents received in
       advance
(16,393)            13,544             90,501

   Fund management fees not deducted for tax
       purposes
433,409            241,696            252,703

   Other
143,844            (98,911)           148,792

   Operating limited partnership losses not
       recognized for financial reporting purposes
       under equity method of accounting
-                  -                  -

   Excess of tax depreciation over book depreciation
       on operating limited partnership assets
(585,002)          (261,901)          (453,645)

   Difference due to fiscal year for book purposes
       and calendar year for tax purposes
14,284            (13,118)            94,932

---------------    ---------------    ---------------

   Loss for tax return purposes, December 31, 1996     $
(4,225,626)  $     (3,154,406)  $     (3,085,516)

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  G - RECONCILIATION  OF  FINANCIAL  STATEMENT  NET  INCOME
          (LOSS) TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
   Investments in operating limited partnership -
       per tax return, December 31, 1997               $
111,746,588   $     15,381,288   $     27,898,915

   Operating limited partnership acquired for the
       three months ended March 31, 1998
-                  -                  -

   Estimated share of loss for the three months
       ended March 31, 1998
(2,866,341)          (472,214)          (631,571)

   Add back operating limited partnership losses not
       recognized for financial reporting purposes
       under the equity method
313,153            233,686             36,097

   Historic tax credits
5,333,539          1,852,569                  -

   Other
6,505,331           (748,923)         3,474,402

---------------    ---------------    ---------------

   Investment in operating limited partnerships - as
       reported                                        $
121,032,270   $     16,246,406   $     30,777,843

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  G - RECONCILIATION  OF  FINANCIAL  STATEMENT  NET  INCOME
          (LOSS) TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
   Investments in operating limited partnership -
       per tax return, December 31, 1997               $
25,870,393   $     18,696,412   $     23,899,580

   Operating limited partnership acquired for the
       three months ended March 31, 1998
-                  -                  -

   Estimated share of loss for the three months
       ended March 31, 1998
(752,440)          (617,653)          (392,463)

   Add back operating limited partnership losses not
       recognized for financial reporting purposes
       under the equity method
-             43,370                  -

   Historic tax credits
1,100,310          2,062,333            318,327

   Other
1,544,515            737,141          1,498,196

---------------    ---------------    ---------------

   Investment in operating limited partnerships - as
       reported                                        $
27,762,778   $     20,921,603   $     25,323,640

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  G - RECONCILIATION  OF  FINANCIAL  STATEMENT  NET  INCOME
          (LOSS) TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                                              Total
Series 15          Series 16

---------------    ---------------    ---------------
   Investments in operating limited partnership -
       per tax return, December 31, 1996               $
127,267,193   $     18,550,738   $     31,239,994

   Operating limited partnership acquired for the
       three months ended March 31, 1997
-                  -                  -

   Estimated share of loss for the three months
       ended March 31, 1997
(2,866,341)          (472,214)          (631,571)

   Add back operating limited partnership losses not
       recognized for financial reporting purposes
       under the equity method
51,397             51,397                  -

   Historic tax credits
5,333,539          1,852,569                  -

   Other
4,601,125         (1,307,409)         3,379,421

---------------    ---------------    ---------------

   Investment in operating limited partnerships - as
       reported                                        $
134,386,913   $     18,675,081   $     33,987,844

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE  G - RECONCILIATION  OF  FINANCIAL  STATEMENT  NET  INCOME
          (LOSS) TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1997, the differences are as follows:

                                                            Series 17
Series 18          Series 19

---------------    ---------------    ---------------
   Investments in operating limited partnership -
       per tax return, December 31, 1996               $
29,964,710   $     21,519,261   $     25,992,490

   Operating limited partnership acquired for the
       three months ended March 31, 1997
-                  -                  -

   Estimated share of loss for the three months
       ended March 31, 1997
(752,440)          (617,653)          (392,463)

   Add back operating limited partnership losses not
       recognized for financial reporting purposes
       under the equity method
-                  -                  -

   Historic tax credits
1,100,310          2,062,333            318,327

   Other
492,213            549,739          1,487,161

---------------    ---------------    ---------------

   Investment in operating limited partnerships - as
       reported                                        $
30,804,793   $     23,513,680   $     27,405,515

===============    ===============    ===============

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1998, 1997 and 1996

NOTE H - CASH EQUIVALENTS

   On March 31, 1998 and 1997, Boston Capital Tax Credit Fund III L.P. purchased $450,000 and $3,150,000 of Securities under agreements to resell on April 1, 1998 and 1997, respectively. Interest is earned at rates ranging from 2.15% to 3.5% per annum.

   Additionally, cash equivalents of $1,185,807 and $613,459 as
   of     M arch  31,  1998  and  1997,  respectively,  include
   certificates of deposit and money market accounts with interest rates ranging from 2.8% to 5.0% per annum.


                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                            Subsequent
                            Initial         capitalized     Gross amount at
which
                         cost to company      costs**     carried at close of
period
                         ---------------    -----------  ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-
Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
April
Gardens   1,470,532     50,000    1,773,331         389     50,000    1,773,720
1,823,720     348,346   5/93   9/92  5-27.5

Arkansas
City        829,304     15,870    1,016,757           0     15,870    1,016,757
1,032,627     141,931  12/94   9/94  5-25

Autumnwood
LP        1,348,908     50,000    1,669,609           0     50,000    1,669,609
1,719,609     327,197   1/93   8/92  5-27.5

Barton
Village     511,252     47,898      683,991       1,850     47,898      685,841
733,739     132,516   3/93  10/92  5-27.5

Beckwood
Manor
Eight     1,221,983     60,000    1,498,746       4,058     58,000    1,502,804
1,560,804     185,478   8/95   8/94  5-27.5

Bergen
Meadows   1,021,398     42,000    1,256,858      19,137     42,000    1,275,995
1,317,995     293,542   7/92   7/92  7-27.5

Bridlewood
LP          792,631     42,000      211,635     781,185     42,000      992,820
1,034,820      86,766   1/95   1/94  5-27.5

Brunswick
LP          826,669     69,000      953,553         416     69,000      953,969
1,022,969     206,384   9/92   4/92  7-27.5
                                                             F-72

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------     ------
-----------------------
                                  Buildings                          Buildings
Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-
Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements
Total    ciation   Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Buena Vista
Apts.     1,456,325     75,000    1,767,511         495     75,000    1,768,006
1,843,006     432,499   1/92   3/92  7-27.5

Calexico
Sr        1,925,949    213,000    2,047,255           0    213,000    2,047,255
2,260,255     255,734   9/92   9/92  7-27.5

California
Inv. VII  8,934,496    820,000    9,361,922  16,788,173    803,050   26,150,095
26,953,145   3,714,028  12/93  10/92  5-27.5

Chestnut
Hill        744,304     40,000      904,814       3,545     40,000      908,359
948,359     145,578   9/92   9/92  7-27.5

Coralville
Housing   2,605,764    258,000    4,683,541      44,114    258,000    4,727,655
4,985,655   1,104,499  10/92   3/92  7-27.5

Curwensville
Housing   1,217,911     31,338    1,435,553      97,030     31,338    1,532,583
1,563,921     192,536   7/93   9/92  5-27.5

Deerfield
Assoc.    1,231,999     65,400    1,495,473           0     65,400    1,495,473
1,560,873     335,888   6/92   4/92  7-27.5

East
Machias   1,041,877     77,963    1,478,171     (12,527)   105,408   1,465,644
1,571,052     200,143   1/93   9/92  10-40

East Park
Apts. I     499,433      2,000      980,413       8,139      2,000      988,552
990,552     148,402   1/94   6/94  5-27.5
                                                           F-73

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                             Subsequent
                            Initial         capitalized       Gross amount at
which
                         cost to company      costs**       carried at close of
period
                         ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-
Depre-   struct uired  ciation
Description  brances     Land   provements     ments         Land    provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edgewood
Properties  789,035     36,000      967,796           0     36,000      967,796
1,003,796     198,733   8/92   6/92  7-27.5

Far View
Housing     923,043    100,000    1,066,418     (11,578)   119,500    1,054,840
1,174,340     149,584  11/92   6/92  10-40

Graham
Housing   1,332,451     85,006    2,451,794      (3,894)    85,006    2,447,900
2,532,906     201,264   6/95  10/94  5-27.5

Grantsville
Assoc.    1,489,870     85,099    1,795,971           0     85,599    1,795,971
1,881,570     246,242   2/93   5/92  5-27.5

Greentree
Apts.       686,246     15,000    1,143,223      (9,253)    15,000    1,133,970
1,148,970     663,718  10/75   4/94  5-27.5

Greenwood
Village     676,781     20,123      893,915       5,850     20,123      899,765
919,888     170,431   5/93   8/92  5-27.5

Harrisonville
Prop. II    609,280     15,000      744,677       1,738     17,658      746,415
764,073     215,723  11/91   3/92  7-27.5

Headlton
Properties  705,236     15,000      868,469           0     15,000      868,469
883,469      84,823  12/94   8/94  5-27.5

Hearthside
II LDHA   1,965,350     95,000    2,967,134     (46,169)    95,000    2,920,965
3,015,965     581,982  11/92  04/92  7-27.5
                                                            F-74

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                               Subsequent
                            Initial          capitalized       Gross amount at
which
                         cost to company       costs**       carried at close of
period
                         ---------------     -----------    ------
-----------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-
Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements
Total     ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Heron's
Landing   1,207,737    176,121    1,410,573       2,563    176,121    1,413,136
1,589,257     309,160  10/92  10/92  7-27.5

Hidden
Cove      2,811,177    707,848    4,334,916       6,630    707,848    4,341,546
5,049,394   1,462,799   8/88   2/94  5-27.5

Higgensville
Estates     628,694     40,000      738,056       1,622     40,000      739,678
779,678     225,701   3/91   3/92  7-27.5

Inv. Group
of Payson 1,489,891    211,500    1,767,942           0    211,500    1,767,942
1,979,442     228,791   8/92   8/92  7-27.5

Kearney
Estates     635,541     30,000      763,159           0     31,875      763,159
795,034     213,243   1/92   5/92  7-27.5

Lake View
Associates  889,507     30,000    1,077,130         350     30,000    1,077,480
1,107,480     243,415   7/92   4/92  7-27.5

Laurelwood
Apts.     1,070,660     58,500    1,268,491         750     58,500    1,269,241
1,327,741     289,788   2/92   3/92  7-27.5

Lebanon
II LP       927,067     40,000    1,090,397           0     40,000    1,090,397
1,130,397     210,498   2/93   8/92  5-27.5

Lebanon
III Prop.   633,468     26,750      766,992       2,651     30,475      769,643
800,118     209,306   2/92   3/92  7-27.5
                                                            F-75

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1997
                                             Subsequent
                              Initial       capitalized        Gross amount at
which
                           cost to company    costs**       carried at close of
period
                           ---------------  -----------    ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-
Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements
Total     ciation  Date    Date    Life
-------------------------------------------
-------------------------------------------------------------------------------
----
Lilac
Properties  729,867     36,000      897,897           0     36,000      897,897
933,897     193,825   7/92   6/92  7-27.5

Livingston
Plaza       677,893     32,500      868,525           0     32,500      868,525
901,025     157,624  11/93  12/92  5-27.5

Madison
Partners  1,202,188     47,340    1,452,910      11,482     47,340    1,464,392
1,511,732     213,666  12/94   3/95  5-27.5

Manning
Lane      1,474,883     73,600    1,771,816           0     73,600    1,771,816
1,845,416     354,327   3/93   8/92  5-27.5

Marshall
Lane        554,797     20,000      672,691       1,186     20,000      673,877
693,877     137,599  12/92   8/92  5-27.5

Maryville
Prop.       719,677     57,000      834,823      16,663     57,000      851,486
908,486     229,726   3/92   5/92  7-27.5

Monark
Village     327,340     68,900      570,916           0     68,900      570,916
639,816      81,062   3/94   6/94  5-27.5

North
Prairie     883,203      5,000    1,121,143       4,840      5,000    1,125,983
1,130,983     249,773   5/93   9/92  5-27.5

Oak Grove
Villa       405,084      5,000      460,291       8,878      5,000      469,169
474,169     139,138  11/91   4/92  7-27.5
                                                            F-76

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1997
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Oakwood
Village   1,110,433     42,000    1,341,412           0     42,000    1,341,412
1,383,412     316,622   5/92   5/92  7-27.5

Osage
Housing   1,252,478    110,000    2,309,861      35,397    110,000    2,345,258
2,455,258     538,075   6/92   4/92  7-27.5

Osceola
Estates     677,260     54,600      797,763      93,397     56,225      891,160
947,385     211,360   5/92   5/92  7-27.5

PDC Fifty
Five LP   1,297,011     50,170    1,576,823       5,770     50,170    1,582,593
1,632,763     274,900   9/93  10/92  5-27.5

Rainier
Manor     2,690,165    521,000    5,852,852      14,190    521,000    5,867,042
6,388,042     836,922   1/93   4/92  5-27.5

Ridgeview of
Brainerd    863,431     42,800    1,027,499       1,978     42,800    1,029,477
1,072,277     239,763   1/92   3/92  7-27.5

Rio
Members II  775,086     48,938      930,376      19,600     48,938      949,976
998,914     143,732  12/95   7/94  5-27.5

Rolling
Brook III   828,540     35,000    1,006,667       5,318     35,000    1,011,985
1,046,985     246,732  11/92   6/92  7-27.5

School
Street I    765,937    127,852    1,353,622      95,368     38,509    1,448,990
1,487,499     376,269   5/92   4/92  5-27.5
                                                          F-77

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Shenandoah
Village   1,475,722     67,500    1,754,599       1,026     67,500   1,755,625
1,823,125     327,724   2/93   8/92  5-27.5

Showboat
Manor       797,461     31,200      968,253      11,526     31,200     979,779
1,010,979     221,857   2/92   7/92  5-27.5

Sioux Falls
Housing   1,348,385    146,694    2,656,753     (10,211)   146,694   2,646,542
2,793,236     606,719   9/92   5/92  7-27.5

Sunset
Square      741,950     50,000      896,507       7,023     50,000     903,530
953,530     148,305   8/92   90/2  7-27.5

Taylor
Mill        769,646     24,000      936,166          0      24,000     936,166
960,166     209,336   5/92   4/92  7-27.5

Timmons
Village     623,526     15,000      754,172      2,927      38,500     757,099
795,599     165,711   7/92   5/92  7-27.5

University
Meadows   1,945,327     62,985    3,579,473      3,445      62,985   3,582,918
3,645,903     814,154  12/92   6/92  5-28

Valatie
LP        1,380,952     30,000    1,712,263      15,343     30,000   1,727,606
1,757,606     406,076   4/93   6/92  7-27.5

Virgen
Del Pozo  3,339,391    120,000    4,274,133      35,068    120,000   4,309,201
4,429,201     691,646   7/93   8/92  5-27.5
                                                          F-78

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1997
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**         carried at close
of period
                          ---------------   -----------      ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Villa
Del Mar   1,467,376     50,000    1,792,888           0     50,000    1,792,888
1,842,888     400,273   8/92   8/92  7-27.5

Wauchula
Ltd.      1,479,940     66,720    1,770,669       2,723     66,720    1,773,392
1,840,112     382,375  10/92   9/92  5-27.5

Weedpatch
Inv. Grp. 1,977,464    272,000    2,246,927         378    272,000    2,247,305
2,519,305     195,579   9/94   1/94  5-50

Westernport
Assoc.    1,491,709     18,645    1,833,384           0     18,645    1,833,384
1,852,029     340,529   2/93   7/92  5-27.5

Whitewater
Village     527,672     18,542      637,048       2,806     18,542      639,854
658,396     137,125  11/92   8/92  7-27.5

Wood Park
Pointe    1,171,161    117,500    1,329,664       1,348    117,500    1,331,012
1,448,512     307,803   5/92   6/92  5-27.5
         ----------  ---------  -----------  ----------  ---------  -----------
-----------  ----------
         84,924,724  6,214,902  111,326,972  18,074,733  6,187,437  129,401,705
135,589,142  24,452,995
         ==========  =========  ===========  ==========  =========  ===========
===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1997.  The column has been omitted for presentation purposes.
                                                           F-79

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

                                            F-80

Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 15

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/95............................$ 126,873,452
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   7,477,482
    Improvements, etc................................     998,864
    Other............................................           0
                                                      -----------
                                                                 $    8,476,346
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 135,349,798
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     102,413
    Other............................................           0
                                                      -----------
                                                                 $      102,413
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 135,452,211
                                                                  ===========
Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     136,931
    Other............................................           0
                                                      -----------
                                                                 $     136,931
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 135,589,142
                                                                  ===========


                                             F-81

Notes to Schedule III - Continued
Boston Capital Tax Credit Fund III - Series 15

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92........................$           0


  Current year expense..................................$ 1,151,027
                                                         ---------

Balance at close of period - 3/31/93..............................$  1,151,027

  Current year expense..................................$ 4,194,293
                                                         ---------

Balance at close of period - 3/31/94..............................$  5,345,320

  Current year expense..................................$ 4,646,907
                                                         ---------

Balance at close of period - 3/31/95..............................$  9,992,227
                                                                     ==========

  Current year expense..................................$ 5,445,282
                                                         ---------

Balance at close of period - 3/31/96..............................$ 15,437,509


  Current year expense..................................$ 4,587,940
                                                         ---------

Balance at close of period - 3/31/97..............................$ 20,025,449
                                                                     ==========

Current year expense..................................  $ 4,427,546
                                                         ---------

Balance at close of period - 3/31/97..............................$ 24,452,995
                                                                     ==========











                                             F-82




                                    Boston Capital Tax Credit Fund III L.P.-
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                            Subsequent
                            Initial         capitalized     Gross amount at
which
                         cost to company      costs**     carried at close of
period
                         ---------------    -----------  ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-
Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
1413 Leaven
Worth     1,573,550      8,000    2,927,089     474,235      8,000    3,401,324
3,409,324     632,779   3/93  12/92  5-27.5

Anson     1,285,580     40,202    1,683,348           0     40,202    1,683,348
1,723,550     213,449   9/93  12/92  10-40

Aztec II  1,018,990    115,000    1,299,311       1,369    115,000    1,300,680
1,415,680     274,601   5/93   5/93  5-27.5

Bentonia
Elderly     842,072     21,000      678,677     383,880     21,000    1,062,557
1,083,557     121,519   2/94   7/93  5-27.5

Bernice
Villa       961,430     37,000    1,204,665       4,309     37,000    1,208,974
1,245,974     135,858  10/93   5/93  5-40

Blairsville
Rental I    757,454     58,377      866,980      40,526     35,000      907,506
942,506     108,623   9/94  12/92  5-27.5

Blairsville
Rental II   741,436     84,359      804,895      60,360     49,500      865,255
914,755     106,078  7/94  12/92  5-27.5

Blowing
Rock        588,602     47,500      663,473         686     47,500      664,159
711,659      76,901  11/94  12/93  5-27.5
                                                        F-83

                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------     ------
-----------------------
                                  Buildings                          Buildings
Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-
Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements
Total    ciation   Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Branson
Chris-
tian I    1,531,290    163,350    2,990,564       5,340    163,350    2,995,904
3,159,254     462,635   6/94   3/94  5-27.5

Branson
Chris-
tian II   1,106,299          0    2,497,066      36,146          0    2,533,212
2,533,212     372,320   8/94   7/94  5-27.5

Butler
Rental      755,346          0      937,495      15,782          0      953,277
953,277     153,437  9/93  12/92  7-27.5

Canter-
field       769,742     48,000      934,169       1,163     48,000      935,332
983,332     189,533   1/93  11/92  5-27.5

Cape Ann    615,521     18,000    1,833,366      51,824     18,000    1,885,190
1,903,190     297,181  12/93   1/93  7-31.5

Cass
Partners    697,900     45,250    2,026,740           0     45,250    2,026,740
2,071,990     215,959  12/93  12/93  5-27.5

Cedar
Trace       505,775     18,000      639,500       2,925     18,000      642,425
660,425     138,564   7/93  10/92  5-27.5

Concord
Assoc.    1,134,690     61,532    1,223,133     118,404     61,532    1,341,537
1,403,069     286,149   2/93  2/93  5-27.5
                                                          F-84

                                    Boston Capital Tax Credit Fund III L.P.-
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                             Subsequent
                            Initial         capitalized       Gross amount at
which
                         cost to company      costs**       carried at close of
period
                         ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-
Depre-   struct uired  ciation
Description  brances     Land   provements     ments         Land    provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Clymer Park
Assoc     1,444,636     35,800    1,831,813       1,363    35,800    1,833,176
1,868,976    186,518  11/94  12/92  5-27.5

Cumberland
Wood      1,454,417    114,449    1,780,622      59,361   129,538    1,839,983
1,969,521    157,934  10/94  12/93  6-40

Davenport
Housing   3,103,590    223,889    6,598,309      54,772   223,889    6,653,081
6,876,970  1,115,383   2/94  10/93  7-27.5

Deer Run    710,946     30,000    1,536,783           0    30,000    1,536,783
1,566,783    281,682   3/93   8/93  5-27.5

Eastman
Elderly   1,183,172     80,000    1,428,172      23,947    36,900    1,452,119
1,489,019    232,724  10/93  12/92  5-27.5

Fairmeadow
Apts.       885,753     53,296    1,184,327      39,781    53,296    1,224,108
1,277,404    135,619   7/93   1/93  5-27.5

Falcon
Ridge     1,049,182     25,000    1,332,798      19,150    25,000    1,351,948
1,376,948    108,914   1/95   4/94  5-27.5

Gibson      910,256     30,290    1,138,786         350    30,290    1,139,136
1,169,426    164,488   6/93  12/92  5-27.5

                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                               Subsequent
                            Initial          capitalized       Gross amount at
which
                         cost to company       costs**       carried at close of
period
                         ---------------     -----------    ------
-----------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-
Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements
Total     ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Greenfield  533,849     25,000      649,793           0     25,000      649,793
674,793     148,669   5/93   1/93  7-27.5

Greenwood 1,478,650     62,076    1,480,776     336,322     62,076    1,817,098
1,879,174     342,298  10/93  11/93  5-27.5

Harmony
House     1,477,187     57,000    1,764,438      14,574     57,000    1,779,012
1,836,012     249,097   7/93  11/92  5-27.5

Haynes
House     3,425,071    685,381    5,956,903   2,283,349    674,499    8,240,252
8,914,751     618,107   u/c    8/94  12-40

Holly Tree  887,097     58,900    1,069,733       5,597     58,900    1,075,330
1,134,230     216,475   2/93  11/92  5-27.5

Idabel
Prop.     1,389,051     50,000    1,791,971           0     50,000    1,791,971
1,841,971     344,727  12/93   4/93  5-25.5

Isola
Square      972,440     22,300      250,691     972,885     22,300    1,223,576
1,245,876     119,267   4/94  11/93  7-40

Joiner
Elderly     820,643     47,719    1,026,013           0     47,719    1,026,013
1,073,732     203,201   6/93   1/93  5-40

Lawrenceville
Manor     1,424,777     61,370    1,660,796         803     61,370    1,664,032
1,725,402     251,143   7/94   2/94  5-27.5


                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1997

                                             Subsequent
                              Initial       capitalized        Gross amount at
which
                           cost to company    costs**       carried at close of
period
                           ---------------  -----------    ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-
Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements
Total     ciation  Date    Date    Life
-------------------------------------------
-------------------------------------------------------------------------------
----
Lawtell
Manor       930,662     45,000    1,201,948      11,737     45,000    1,213,685
1,258,685     141,881   8/93   4/93  7-40

Logan
Lane      1,301,408     54,000    1,602,465       2,962     54,000    1,605,427
1,659,427     315,395   3/93   9/92  5-27.5

Mariners
Pointe
I &II     3,965,012    170,020    7,548,131      66,263    170,020    7,617,394
7,784,414   1,453,475  8/93  12/92  7-27.5

Meadows of
Southgate 2,323,073    252,000    4,575,879           0    252,000    4,575,879
4,827,879     384,774   5/94  7/93  12-40

Mendota
Village   1,982,426    136,140    2,421,001           0    136,140    2,421,001
2,557,141     256,455   5/93  12/92  5-50

Midcity   3,102,095     15,058    6,611,666       4,800     15,058    6,616,466
6,631,524     831,766   6/94   9/93  5-27.5

Newport
Housing   1,252,686    160,000    1,405,411      (3,274)   160,000    1,402,137
1,562,137     169,873  10/93   2/93  5-27.5

Newport
Manor       960,136     31,908    1,175,109      26,161     31,908    1,201,270
1,233,178     143,310  12/93   9/93  5-40


                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Palantine
LP        1,433,708     37,400    1,785,282         854     37,400    1,786,136
1,823,536     289,812   5/94   5/94  5-27.5

Riviera
Apts.     1,711,123    100,000    2,979,700     579,524    132,400    3,559,224
3,691,624     536,751  12/93  12/92  5-27.5

Sable
Chase     5,145,068    502,774   12,248,475      11,897    502,774   12,260,372
12,763,146   1,733,804  12/94  12/93  7-27.5

St.Croix
Commons   1,113,590     44,681    2,607,046    (666,994)    44,681    1,940,052
1,984,733     284,901  12/94  10/94  5-27.5

St. Joseph
SQ          961,599     37,500    1,167,702         473     37,500    1,168,175
1,205,675     135,542   9/93   5/93  5-40

Simmes-
port        951,657     60,000    1,171,005         772     60,000    1,171,777
1,231,777     140,275   6/93   4/93  7-40

Stony-
Ground    1,436,698    127,380    1,794,961      (3,650)   129,005    1,791,311
1,920,316     343,081   6/93  12/92  5-27.5

Summers-
ville       623,008     20,000      774,259           0     20,000      774,259
794,259     176,620   6/93   5/93  5-27.5

                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Talbot
Village     682,948     22,300      833,494       7,289     22,300      840,783
863,083     163,294   4/93   8/92  5-27.5

Tchula
Elderly     836,162     20,000    1,071,899       1,332     20,000    1,073,231
1,093,231     133,225  12/93   7/93  5-27.5

Toulumne
City      1,606,725    190,000    1,912,157           0    190,000    1,912,157
2,102,157     187,774   8/93  12/92  5-50

Turtle
Creek       852,336     23,141    1,113,511       2,485     23,141    1,115,996
1,139,137     141,310  10/93   5/93  7-40

Twin Oaks
Assoc.    1,473,132     45,000    1,776,674       7,868     45,000    1,784,542
1,829,542     233,281   9/93  12/92  5-27.5

Victoria
Pointe    1,447,234    153,865    1,437,570     352,716    128,900    1,790,286
1,919,186     216,324   1/95  10/94  5-27.5

Viste Linda
Apts.     2,509,415    143,253    2,961,671       2,518    143,253    2,962,569
3,107,442     498,383  12/93   1/93  5-27.5

Wakefield
Housing   1,265,082     88,564    1,480,003       3,199     88,564    1,483,202
1,571,766     206,040   2/93   9/92  10-40

                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**         carried at close
of period
                          ---------------   -----------      ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
West End
Manor       993,128     52,300    1,188,913       (298)     52,300    1,188,615
1,240,915     229,718   5/93   5/93  5-27.5

Westchester
Oak Grove 1,217,182     38,010    2,281,529     41,234      35,000    2,322,763
2,357,763     503,487   4/93  12/92  5-27.5
Westchester
St. Joe   1,632,404    100,000    3,211,620     65,437     100,000    3,277,057
3,377,057     654,983   6/93   7/93  5-27.5

Westville
Prop.       721,771     25,000      912,139          0      25,000      912,139
937,139     190,189   7/93   2/93  5-25

Wilcox Inv.
Group     1,106,534     58,500    1,376,329          0      58,500    1,376,329
1,434,829     146,050   6/93   1/93  7-50

Woodlands
Apts        929,570     30,000      668,555    532,209      30,000    1,200,764
1,230,764     140,793   2/95   9/94  5-27.5
         ----------  ---------  ----------- ----------   ---------  -----------
-----------  ----------
         84,500,343  5,211,834  128,989,299  6,059,150   5,120,755  135,048,449
140,169,204  19,645,496
         ==========  =========  =========== ==========   =========  ===========
===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1997.  The column has been omitted for presentation purposes.
                                                         F-90

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
                                                                  -----------
Balance at close of period - 03/31/95............................$136,983,119

Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 16

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/95............................$136,983,119
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................     106,204
    Improvements, etc................................   5,007,023
    Other............................................           0
                                                      -----------
                                                                 $    106,204
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................    (675,394)
                                                      -----------
                                                                 $   (675,394)
                                                                  -----------
Balance at close of period - 03/31/96............................$141,420,952
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      97,846
    Other............................................           0
                                                      -----------
                                                                 $     97,846
 Deductions during period:
    Cost of real estate sold.........................$ (1,512,675)
    Other............................................           0
                                                      -----------
                                                                 $ (1,512,675)
                                                                  -----------
Balance at close of period - 03/31/97............................$140,006,124

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     163,080
    Other............................................           0
                                                      -----------
                                                                 $    163,080
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$140,169,204
                                                                  ===========


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

  Current year additions*...............................$5,098,416
                                                         ---------

Balance at close of period - 3/31/96..............................$10,076,987

  Current year additions*...............................$4,859,372
                                                         ---------

Balance at close of period - 3/31/97..............................$14,936,359


Current year additions*.................................$4,709,137
                                                         ---------

Balance at close of period - 3/31/98..............................$19,645,496
                                                                   ==========






*-Total includes current year expense and amounts capitalized to building basis.






                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
             Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
Description  brances     Land   provements      ments       Land    provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Annadale
Housing   4,577,617    226,000   12,180,150           0    226,000   12,185,100
12,411,100   1,644,047   6/90   1/96  5-27.5

Artesia
Prop.     1,423,532     30,730    1,865,231       1,115     30,730    1,866,346
1,897,076     273,299   9/94   9/94  5-27.5

Aspen
Ridge       873,002     36,000    2,004,059      22,015    36,000     2,026,074
2,062,074     354,715  11/93   9/93  5-27.5

Bladen-
boro      1,018,663     16,000    1,213,015     (27,474)    16,000    1,185,541
1,201,541     121,724   7/95   3/95  5-27.5

Brewer
St.       1,201,077          0    2,296,514      14,880          0    2,311,394
2,311,394     438,809   7/93   6/93  5-27.5

Briarwood
Apts.       917,416     38,500       20,850   1,203,704     38,952    1,224,554
1,263,506     102,260   7/93   6/93  5-27.5

Briarwood
Village   1,133,273     42,594    1,418,259       2,214     42,594    1,420,473
1,463,067     216,956   5/94  10/93  5-27.5


                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                          Buildings
Accum.    Con-   Acq-   Depre-
             Encum-               and im-      Improve-              and im-
Depre-    struct uired  ciation
Description  brances   Land      provements     ments       Land    provements
Total     ciation   Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Briarwood
Dekalb    1,556,606     96,000    2,943,443      15,207    96,000    2,958,650
3,054,650     318,234   6/94  10/93  5-40

Cairo
Housing   1,073,827     17,000    1,309,062       9,267    17,000    1,318,329
1,335,329     257,494   4/93   5/93  7-27.5

California
Inv  VI   3,919,367    400,000    7,446,261  (1,596,778)   400,000   5,849,483
6,249,483   1,833,309   5/89   1/94  5-27.5

California
Inv VII   8,934,496    803,050   25,913,966     236,129    803,050  26,150,095
26,953,145   3,714,028  12/93  12/93  5-27.5

Cambridge
YMCA      2,561,302     95,200    5,135,233       4,458     95,200   5,139,691
5,234,891     904,281  12/93   4/93  5-27.5

Caneyville
Prop.       479,633     36,000      601,775     (13,800)    36,000     587,975
623,975     115,559   4/93   5/93  5-27.5

Clinton
Estates     740,556     47,533      891,872           0     47,533     891,872
939,405     125,643  12/94  12/94  5-27.5

Cloverport
Prop.       758,953     21,500      947,659      (7,038)    21,500     940,621
962,121     176,476   7/93   4/93  5-27.5

College
Green     3,781,020    225,000    6,774,847      38,689    225,000   6,813,536
7,038,536     703,949   8/95   3/95  5-27.5
                                                          - F-95 -

                                    Boston Capital Tax Credit Fund III L.P.-
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                          Buildings
Accum.    Con-   Acq-  Depre-
             Encum-               and im-      Improve-              and im-
Depre-    struct uired ciation
Description  brances    Land     provements     ments       Land    provements
Total     ciation   Date   Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Croften
Assoc.      807,528     46,511      961,097           0     46,511      961,097
1,007,608     110,105   3/93   4/93  5-27.5

Cypress
Point     2,952,184    265,000    4,794,440      35,379    265,000    4,829,819
5,094,819     450,320  12/94   2/94  5-27.5

Deerwood
Villlage    638,923     29,138      804,512       1,997     29,138      806,509
835,647     116,052   7/94   2/94  5-27.5

Doyle
Village   1,173,713    100,000    1,435,520       2,266    100,000    1,437,786
1,537,786     218,430   4/94   9/93  5-27.5

Gallaway
Assoc.    1,059,860     35,600    1,307,158       9,725     35,600    1,316,883
1,352,483     148,802   5/93   4/93  5-27.5

Glen-
Ridge     2,051,802    350,000    2,208,213       2,638    350,000    2,210,851
2,560,851     242,513   6/94   6/94  5-27.5

Green
Acres     1,216,346    173,447    1,366,874       3,692    173,447    1,370,566
1,544,013     204,508   1/95  11/94  5-27.5

Greenwood
Place     1,063,598     44,400      299,685   1,119,901     44,400    1,419,586
1,463,986     122,311   8/94  11/93  7-40

Hackley
Barclay   3,686,381    174,841    4,603,493     301,622    175,000    4,905,115
5,080,115     698,349  12/94  12/93  5-27.5
                                                        F-96

                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
             Encum-              and im-       Improve-                and im-
Depre-   struct  uired  ciation
Description  brances   Land     provements      ments      Land      provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Henson
Creek     4,008,753    945,000    7,971,879       6,649    945,000    7,978,528
8,923,528     840,296   4/94   5/93  5-27.5

Hickman
Assoc.      541,610     24,000      673,642           0     24,000      673,642
697,642      68,224  12/93  11/93  5-27.5

Houston
Village     673,690     11,500      850,901       1,290     11,500      852,191
863,691     131,203   5/94  12/93  5-27.5

Ivywood   3,051,181    290,542    5,712,656      10,661    290,542    5,723,317
6,013,859   1,036,505  10/93   6/93  5-27.5

Jonestown
Manor       869,905          0      311,764     932,471     36,900    1,244,235
1,281,135     100,485  12/94  12/93  7-40

Largo
Center    3,862,987  1,012,500    7,262,001      26,983  1,012,500    7,288,984
8,301,484     687,448   6/94   3/93  5-27.5

Lee
Terrace   1,492,281     93,246        4,573   1,706,293     93,246    1,710,866
1,804,112     221,712  12/94   2/94  5-27.5

Midland     978,259     60,000    2,422,788       2,298     60,000    2,425,086
2,485,086     298,540   6/94   9/93  5-27.5

Mount
Vernon    2,305,194    200,000    3,141,984     137,425    200,000    3,279,409
3,479,409     392,295  12/88   2/89  5-27.5


                                                           F-97

                                   Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-
Depre-   struct  uired ciation
Description  brances     Land    provements      ments       Land    provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Oakwood
of Bennet-
sville      880,315     60,000    1,074,857       2,524     60,000    1,077,381
1,137,381     195,289  12/93   9/93  5-27.5

Opelousas
Point     1,394,818     50,000      559,121   1,361,278     50,000    1,920,399
1,970,399     193,823   3/94   1/93  5-27.5

Palmetto
Villas    1,615,004     60,724    2,034,151           0     60,724    2,034,151
2,094,875     276,166   4/94   5/94  5-27.5

Park
Place II  1,180,200    112,000    1,408,102           1    112,000    1,408,103
1,520,103     219,639   4/94   2/94  7-27.5

Pinehurst   811,185     24,000    1,033,022      31,891     24,000    1,064,913
1,088,913     175,173   2/94   2/94  5-27.5

Quail
Village     884,336     30,450    1,060,273       2,468     30,450    1,062,741
1,093,191     147,222   2/94   9/93  7-27.5

Sea
Breeze    1,237,696     94,000    1,515,733           0     94,000    1,515,733
1,609,733     187,133   1/95   3/94  5-27.5

Shawnee
Village   1,239,879    182,786    2,347,227      23,438    182,786    2,370,665
2,553,451     508,607  10/92   2/93  7-27.5

Sixth
St. Apts  2,314,685    151,687    1,123,504   3,189,685    162,687    4,313,189
4,475,876     409,566  12/94  12/93  5-27.5
                                                       F-98

                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-
Depre-   struct  uired ciation
Description  brances     Land    provements      ments       Land    provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Skowhegan
Housing   1,708,870    100,000    2,121,472      45,390    100,000    2,166,862
2,266,862     301,580   6/94   9/93  5-27.5

Soledad   1,962,504    340,000    2,005,222           0    340,000    2,005,222
2,345,222     179,390   1/94  10/96  5-50

Sugarwood
Park      3,549,760    281,875    5,949,680       1,697    281,875    5,951,377
6,233,252     674,318   7/95   4/94  5-27.5

Voorhees-
ville     1,103,720     74,600    1,254,914       5,056     74,600    1,259,970
1,334,570     234,640   5/93   7/93  7-27.5

Waynesburg
Housing   1,500,200    169,200    2,113,822      53,753     18,100    2,167,575
2,185,675     135,402  12/95   7/94  5-27.5

White
Castle      778,284     84,800      948,687       4,474     84,800      953,161
1,037,961     129,016   5/94   6/94  27.5
         ----------  ---------  -----------  ----------  ---------  -----------
-----------  ----------
         89,545,991  7,802,954  145,645,163   5,706,224  7,700,365  154,575,646
162,276,011  21,355,845
         ==========  =========  ===========  ==========  =========  ===========
===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1997. The column has been omitted for presentation purposes.
                                                         F-99

Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93..........................$          0

  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 58,662,502
    Improvements, etc.................................          0
    Other.............................................          0
                                                       ----------
                                                                 $ 58,662,502

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................          0
                                                       ----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/94............................$ 58,662,502
  Additions during period:
    Acquisitions through foreclosure..................$         0
    Other acquisitions................................ 31,044,766
    Improvements, etc................................. 39,965,487
    Other.............................................          0
                                                       ----------
                                                                 $ 71,010,253

  Deductions during period:
    Cost of real estate sold..........................$         0
    Other.............................................    (26,680)
                                                       ----------
                                                                 $    (26,680)
                                                                  -----------
Balance at close of period - 03/31/95............................$129,646,075

  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   9,769,183
    Improvements, etc................................  11,596,518
    Other............................................           0
                                                      -----------
                                                                 $ 21,365,701
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................    (13,800)
                                                      -----------
                                                                 $    (13,800)
                                                                  -----------
Balance at close of period - 03/31/96............................$150,997,976

                                               F-100
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96............................$150,997,976
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................  12,406,150
    Improvements, etc................................     133,058
    Other............................................           0
                                                      -----------
                                                                 $ 12,539,208
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$163,537,184


Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     337,191
    Other............................................           0
                                                      -----------
                                                                 $    337,191
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................$ (1,598,364)
                                                      -----------
                                                                 $  (1,598,364)
                                                                   -----------
Balance at close of period - 03/31/98............................$ 162,276,011
                                                                   ===========















                                               F-101

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

  Current year expense..................................$4,342,560
                                                         ---------

Balance at close of period - 3/31/95..............................$ 5,069,902

  Current year expense..................................$4,963,158
                                                         ---------

Balance at close of period - 3/31/96..............................$10,033,060

  Current year expense..................................$6,281,850
                                                         ---------

Balance at close of period - 3/31/97..............................$16,314,910


Current year expense............................  ......$5,040,935
                                                         ---------

Balance at close of period - 3/31/98..............................$21,355,845
                                                                   ==========


















                                               F-102



                                    Boston Capital Tax Credit Fund III L.P. -
Series 18
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provements
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------   Arch Devel-
opment     2,612,884   107,387  6,724,849     19,132    107,387   6,743,981
6,851,368    771,382  12/94   4/94   7-27.5

Aurora LP  1,416,725    65,000  1,704,709      5,096     65,000   1,709,805
1,774,805    329,219   9/93   6,93   5-27.5

Bear Creek
of Naples  4,920,780   488,011  8,884,145      1,722    491,639   8,885,867
9,377,506  1,330,688   4/95   3/94   5-27.5

Chatham LP 1,428,426    75,000  1,727,394      4,634     75,000   1,732,028
1,807,028    314,478  12/93   1/94   5-27.5

Chelsea
Square       301,393    21,000    939,281          0     21,000     939,281
960,281     90,645  12/94   8/94   7-34

Clarke
School     2,553,154   200,000  5,493,464    228,794    200,000   5,722,258
5,922,258    441,874  12/94  12/94   5-27.5

Ellijay
Rental       826,339    48,000  1,000,609          0     48,000   1,000,609
1,048,609     75,045   1/95   1/94   40

Evergreen
Hills      2,819,733   157,537  4,337,312    561,968    157,537   4,899,280
5,056,817    765,356   1/95   8/94   5-27.5

                                                        F-103

                                    Boston Capital Tax Credit Fund III L.P. -
Series 18
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Glen
Place      1,235,919    60,610  3,489,218   (171,258)    60,610   3,317,960
3,378,570    433,277   6/94   4/94   5-27.5

Harris
Housing    1,329,732   200,000    266,624  2,564,321    160,000   2,830,945
2,990,945    152,475  11/95   6/94   5-27.5

Humboldt I   710,376    40,191    845,252          0     40,191     845,252
885,443    103,682   4/95   8/94   5-27.5

Jackson
Housing      866,522    30,250  1,080,272    (10,648)    30,250   1,069,624
1,099,874    138,354   6/94   1/94   5-27.5

Lakeview
Meadows II 1,631,579    88,920  2,775,712          0     88,920   2,775,712
2,864,632    254,028   5/94   8/93   5-27.5

Lanthrop
Properties   744,307    34,800    931,788      1,654     34,800     933,442
968,242    151,087   5/94   4/94   5-27.5

Leesville
Elderly    1,255,777   144,000  2,018,242          0    144,000   2,018,242
2,162,242    179,483   6/94   6/94   7-40

Lockport
Elderly      985,098   125,000  1,524,202          0    125,000   1,524,202
1,649,202    126,487   9/94   7/94   5-27.5

Maple Leaf
Apts.      1,105,876    22,860  1,355,390     74,939     22,860   1,430,329
1,453,189    122,169  12/94   8/94   5-27.5

                                                        F-104


                                     Boston Capital Tax Credit Fund III L.P. -
Series 18
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Marengo
Park         733,421    50,010    886,695          0     50,010     886,695
936,705    147,772   3/94  10/93   5-27.5

Natchitoches
Elderly      962,038    50,000  1,634,279     10,000     50,000   1,644,279
1,694,279    125,454  12/94   6/94   7-40

Newton I     811,403    57,500    979,345          0     57,500     979,345
1,036,845    134,735   9/94  11/93   5-27.5

Oskaloosa I  484,154    32,000    589,423        476     32,000     589,899
621,899     80,595   9/94  11/93   5-27.5

Parvins LP   855,899    41,508  1,741,048      4,742     41,508   1,745,790
1,787,298    281,041  11/93   8/93   5-27.5

Peach
Tree LP    1,488,901   157,027  1,617,470      2,306    157,027   1,619,776
1,776,803    345,248   7/93   1/94   5-27.5

Ponderosa
Meadows    1,494,891    82,454  1,903,972      7,797     82,454   1,911,769
1,994,223    194,330  5/94   3/94   5-27.5

Preston
Wood       1,207,101    66,000  2,515,136          0     66,000   2,515,136
2,581,136    371,556  12/94  12/93   5-27.5

Richmond
Manor      1,034,866    54,944  1,285,522        266     54,944   1,285,788
1,340,732    209,475   6/94   6/94   5-27.5

Rio
Grande     2,277,660    96,480  2,999,680     10,065     96,480   3,009,745
3,106,225    306,877   5/94   6/94   5-27.5
                                                        F-105

                                     Boston Capital Tax Credit Fund III L.P.-
Series 18
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Ripley
Housing      504,829    14,000    646,850      4,799     14,000     651,649
665,649     57,796   7/94   1/94   5-40

San Joaquin
Entpr. III 1,835,545    55,000  2,463,181          0     55,000   2,463,181
2,518,181    168,150  12/94   3/94   5-50

Troy Est.    698,219    45,000    826,432     11,798     45,000     838,230
883,230    147,820   1/94  12/93   5-27.5

Virginia
Avenue     1,357,598   121,238  3,510,339      5,299    121,238   3,515,638
3,636,876    460,521  10/94  10/94   5-27.5

Vista Loma 1,609,548   267,612  1,600,128     44,416    267,612   1,644,544
1,912,156    149,911   9/94   5/94   5-27.5

Vivian
Elderly      998,036    45,000  1,668,938          0     45,000   1,668,938
1,713,938    137,873   9/94   7/94   7-40

Westminister
Meadows    2,099,908   250,000  3,605,890      5,880    250,000   3,611,770
3,861,770    571,604  11/94  12/93   5-27.5
          ---------- --------- ----------  ---------  ---------  ----------   --
--------  ---------
          47,198,760 3,394,339 75,572,791  3,388,198  3,357,967  78,960,989
82,318,956  9,670,487
          ========== ========= ==========  =========  =========  ==========
==========  =========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1997.  The column has been omitted for presentation purposes.
                                                         F-106

Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93.......................$          0

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................  4,002,185
    Improvements, etc..............................          0
    Other..........................................          0
                                                    ----------
                                                              $  4,002,185

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------

Balance at close of period - 03/31/94.........................$  4,002,185
  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions............................. 42,200,169
    Improvements, etc.............................. 19,531,960
    Other..........................................          0
                                                    ----------
                                                              $ 61,732,129

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/95.........................$ 65,734,314
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................  16,282,424
    Other..........................................           0
                                                    -----------
                                                               $ 16,282,424
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,016,738
                                            F-107

Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96...........................$ 82,016,738
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     137,752
    Other............................................           0
                                                      -----------
                                                                 $    137,752
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97...........................$ 82,154,490
                                                                  ===========

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     164,466
    Other............................................           0
                                                      -----------
                                                                 $    164,466
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98...........................$ 82,318,956
                                                                  ===========















                                            F-108

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

  Current year expense..................................$2,835,031
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,785,515

  Current year expense..................................$3,000,815
                                                         ---------

Balance at close of period - 3/31/97..............................$ 6,786,330
                                                                   ==========

Current year expense..................................  $2,884,157
                                                         ---------

Balance at close of period - 3/31/98..............................$ 9,670,487
                                                                   ==========



















                                            F-109


                                    Boston Capital Tax Credit Fund III L.P. -
Series 19
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provements
Total      ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------  Ankeney
Housing    3,702,186   217,500  8,144,577     77,142    217,500   8,221,719
8,439,219     659,203   3/95   8/94   10-40

Carrollton
Villa      1,289,993    60,015  2,682,843    (39,651)    60,015   2,643,192
2,703,207     352,584   3/95   6/94   5-27.5

Clarke
School     2,553,154   200,000  5,493,464    228,794    200,000   5,722,258
5,922,258     441,874  12/94  12/94   12-40

Forest
Associates   665,237    13,900    396,391    472,998     13,900     869,389
883,289     355,180   3/78   4/95   5-27.5

Garden Gate,
Ft. Worth  5,839,879   678,867  2,532,572  6,400,876    678,867   8,933,448
9,612,315     940,910   5/95   5/95   5-27.5

Garden Gate,
Plano      7,325,979   689,318    844,673  8,513,010    689,318   9,357,683
10,047,001     979,632  23/95   2/94   5-27.5

Hebbronville
Apts.        520,486    50,711    650,002          0     50,711     650,002
700,713      60,965   4/94  12/93   7-40

Hollister
Inv. Group 1,743,304   400,000  1,906,641    (62,130)   400,000   1,844,511
2,244,511      99,586   5/95   3/95   5-50
                                                       F-110 -

                                    Boston Capital Tax Credit Fund III L.P. -
Series 19
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1998
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------  Holts Summit
Square     1,294,714   110,373    524,966  2,018,479    110,373   2,543,445
2,653,818     345,393  12/94   6/94   5-27.5

Independence
Properties   858,246    38,500    503,166    517,210     38,500   1,020,376
1,058,876     105,793  12/94   6/94   5-40

Jefferson
Square     2,547,818   385,000  4,548,650     47,758    385,000   4,596,408
4,981,408     367,135   8/95   5/94   5-27.5

Jenny Lynn
Properties   806,172    65,000    958,809      7,000     65,000     965,809
1,030,809     127,328   9/94   1/94   5-27.5

Jeremy
Associates 3,794,626   522,890  6,954,516     49,155    522,890   7,003,671
7,526,561     340,957  12/95   6/96   5-27.5

Lone Star
Senior       615,597    20,492    835,453          0     20,492     835,453
855,945      74,875   5/94  12/93   7-40

Madison
L.P.         664,872    42,707    810,978          0     32,500     810,978
843,478     104,998  10/94  12/93   5-27.5

Manasura
Villa        967,493    20,254    301,687    990,944     25,000   1,292,631
1,317,631      79,073   8/95   5/94   5-27.5


Martindale
Apts.        684,833    40,270    861,032          0     40,270     861,032
901,302      85,292   1/94  12/93   7-40
                                                        F-111

                                     Boston Capital Tax Credit Fund III L.P. -
Series 19
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Munford
Village      764,418    24,800    980,102        229     24,800     980,331
1,005,131      98,635   4/94  10/93   5-40

Northpointe
LP         4,751,980   371,000  9,834,451      1,377    371,000   9,835,828
10,206,828     642,837   6/95   7/94   5-27.5

Sahale
Heights      858,298    72,000  1,062,350        111     72,000   1,062,461
1,134,461     150,227   6/94   1/94   5-27.5

Sherwood
Knoll        781,126    45,000    963,996      5,762     45,000     969,758
1,014,758      99,322   4/94  10/93   5-40

Sugarwood
Park       3,549,760   281,875  5,949,680      1,697    281,875   5,951,377
6,233,252     674,318   7/95   4/94   5-27.5

Summerset
Housing      960,190    68,665  1,160,825    (25,664)    68,665   1,135,161
1,203,826      86,320  11/95   1/94   7-27.5

Vista's
Associates 3,286,144   831,600  7,055,338      5,229    831,600   7,060,567
7,892,167     634,578   1/95  12/93   5-27.5

Wedgewood
Lane       1,002,164    85,000  1,106,604      5,050     85,000   1,111,654
1,196,654     111,994   9/94   6/94   5-40


                                                          F-112 -

                                     Boston Capital Tax Credit Fund III L.P. -
Series 19
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1998
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Willowood
Park       4,251,341   511,051  6,867,791    145,340    511,051   7,013,131
7,524,182     956,411  12/94  11/93   5-27.5
          ---------- --------- ---------- ----------  ---------  ----------   --
--------   ---------
          56,080,010 5,846,788 73,931,557 19,360,716  5,841,327  93,292,273
99,133,600   8,975,420
          ========== ========= ========== ==========  =========  ==========
==========   =========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1997.
*Decrease due to a reallocation of acquisition costs.
There were no carrying costs as of December 31, 1997.  The column has been omitted for presentation purposes.



                                                          F-113

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

                                           F-114

Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 19

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96.............................$ 99,861,701
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   7,477,406
    Improvements, etc................................     594,800
    Other............................................           0
                                                      -----------
                                                                  $  8,072,206
 Deductions during period:
    Cost of real estate sold.........................$ (8,720,704)
    Other............................................    (124,499)
                                                      -----------
                                                                  $ (8,845,203)
                                                                   -----------
Balance at close of period - 03/31/97............................ $ 98,908,704


Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     224,896
    Other............................................           0
                                                      -----------
                                                                  $    224,896
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                  $          0
                                                                   -----------
Balance at close of period - 03/31/98.............................$ 99,133,600
                                                                   ===========














                                            F-115

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

  Current year expense..................................$2,779,948
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,296,345

  Current year expense..................................$2,591,856
                                                         ---------

Balance at close of period - 3/31/97..............................$ 5,888,202


Current year expense....................................$3,087,218
                                                         ---------

Balance at close of period - 3/31/98..............................$ 8,975,420
                                                                   ==========