Form 10-Q
period 1998-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1998-08-20
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  June 30, 1998
                                    -----------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED June 30, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
------------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $117,113,785
$121,032,270

OTHER ASSETS
Cash and cash equivalents                      1,644,220
1,653,522
Investments                                    2,852,127
2,970,867
Notes receivable                               2,056,333
2,056,333
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,656,139
1,681,137
Organization costs, net of
  accumulated amortization (Note B)               40,334
67,358
Other assets                                   1,905,168
1,728,300
                                             -----------
-----------
                                            $127,268,106
$131,189,787
                                             ===========
===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $     11,428        $
4,553
Accounts payable affiliates                    9,485,760
8,703,412
Capital contributions payable (Note D)         2,571,349
2,726,063
                                             -----------
-----------
                                              12,068,537
11,434,028
                                             -----------
-----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of June 30, 1998           115,937,234
120,447,861
General Partner                                 (737,665)
(692,102)
                                             -----------
-----------
                                             115,199,569
119,755,759
                                             -----------
-----------
                                            $127,268,106
$131,189,787
                                             ===========
===========

       The accompanying notes are an integral part of these
statements.
                                     1

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15

----------------------------
                                               June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $15,647,122
$16,246,406

OTHER ASSETS
Cash and cash equivalents                      154,593
156,717
Investments                                    125,000
125,000
Notes receivable                               110,000
110,000
Deferred acquisition costs,
  net of accumulated amortization (Note B)     254,907
257,535
Organization costs, net of
  accumulated amortization (Note B)                  -
-
Other assets                                   573,708
473,086
                                            ----------
----------
                                           $16,865,330
$17,368,744
                                            ==========
==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     3,150      $
1,145
Accounts payable affiliates                  2,596,441
2,360,745
Capital contributions payable (Note D)          32,922
32,922
                                            ----------
----------
                                             2,632,513
2,394,812
                                            ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of June 30, 1998          14,423,160
15,156,864
General Partner                               (190,343)
(182,932)
                                            ----------
----------
                                            14,232,817
14,973,932
                                            ----------
----------
                                           $16,865,330
$17,368,744
                                            ==========
==========

         The accompanying notes are an integral part of these
statements.
                                     2

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16

----------------------------
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $29,695,515
$30,777,843

OTHER ASSETS
Cash and cash equivalents                        225,758
199,558
Investments                                    1,000,758
1,000,758
Notes receivable                                       -
-
Deferred acquisition costs
  net of accumulated amortization (Note B)       408,658
412,871
Organization costs, net of
  accumulated amortization (Note B)                    -
-
Other assets                                      86,263
72,210
                                              ----------
----------
                                             $31,416,952
$32,463,240
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $       494     $
-
Accounts payable affiliates                    2,408,081
2,235,091
Capital contributions payable (Note D)           145,311
145,311
                                              ----------
----------
                                               2,553,886
2,380,402
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of June 30, 1998            29,041,044
30,248,618
General Partner                                 (177,978)
(165,780)
Unrealized gain (loss) on securities
  available for sale, net                              -
-
                                              ----------
----------
                                              28,863,066
30,082,838
                                              ----------
----------
                                             $31,416,952
$32,463,240
                                              ==========
==========

       The accompanying notes are an integral part of these
statements.
                                     3

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17

----------------------------
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $26,797,065
$27,762,778

OTHER ASSETS
Cash and cash equivalents                        399,189
388,024
Investments                                            -
-
Notes receivable                               1,409,982
1,409,982
Deferred acquisition costs
  net of accumulated amortization (Note B)       361,535
373,197
Organization costs, net of
  accumulated amortization (Note B)                  872
10,804
Other assets                                   1,154,797
1,121,814
                                              ----------
----------
                                             $30,123,440
$31,066,599
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $     2,082    $
-
Accounts payable affiliates                    2,334,642
2,159,306
Capital contributions payable (Note D)         1,367,195
1,367,195
                                              ----------
----------
                                               3,703,919
3,526,501
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of June 30, 1998            26,585,005
27,694,376
General Partner                                 (165,484)
(154,278)
                                              ----------
----------
                                              26,419,521
27,540,098
                                              ----------
----------
                                             $30,123,440
$31,066,599
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18

----------------------------
                                              June 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $20,414,613
$20,921,603

OTHER ASSETS
Cash and cash equivalents                        264,168
301,444
Investments                                      349,000
474,000
Notes receivable                                 536,351
536,351
Deferred acquisition costs,
  new of accumulated amortization (Note B)       277,716
280,569
Organization costs, net of
  accumulated amortization (Note B)               11,083
18,772
Other assets                                      62,740
44,622
                                              ----------
----------
                                             $21,915,671
$22,577,361
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $       294     $
-
Accounts payable affiliates                    1,143,528
1,048,041
Capital contributions payable (Note D)           562,921
717,635
                                              ----------
----------
                                               1,706,743
1,765,676
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of June 30, 1998            20,317,066
20,913,795
General Partner                                 (108,138)
(102,110)
                                              ----------
----------
                                              20,208,928
20,811,685
                                              ----------
----------
                                             $21,915,671
$22,577,361
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     5

                 Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 19

----------------------------
                                        June 30,         March
                         31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $24,559,470
$25,323,640

OTHER ASSETS
Cash and cash equivalents                        600,512
607,779
Investments                                    1,377,369
1,371,109
Notes receivables                                      -
-
Deferred acquisition costs,
  net of accumulated amortization (Note B)       353,323
356,965
Organization costs, net of
  accumulated amortization (Note B)               28,379
37,782
Other assets                                      27,660
16,568
                                              ----------
----------
                                             $26,946,713
$27,713,843
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                          $     5,408     $
3,408
Accounts payable affiliates                    1,003,068
900,229
Capital contributions payable (Note D)           463,000
463,000
                                              ----------
----------
                                               1,471,476
1,366,637
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of June 30, 1998            25,570,959
26,434,208
General Partner                                  (95,722)
(87,002)
                                              ----------
----------
                                              25,475,237
26,347,206
                                              ----------
----------
                                             $26,946,713
$27,713,843
                                              ==========
==========

     The accompanying notes are an integral part of these
statements.
                                     6

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $    76,746   $    40,067
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,909,238)
(3,532,434)
                                         ----------    ----------

Expenses
  Professional fees                          35,385        16,337
  Fund management fee (Note C)              560,837       531,208
  Amortization                               52,024        55,405
  General and administrative expenses        75,452        62,419
                                         ----------    ----------
                                            723,698       665,369
                                         ----------    ----------

  NET LOSS                              $(4,556,190)
$(4,157,736)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(4,510,627)
$(4,116,159)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (45,563)  $
(41,577)
                                         ==========    ==========

Net loss per BAC                        $     (1.02)  $
(.95)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                     7

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   2,631     $
1,593
                                                --------
--------

Share of loss from Operating
  Partnerships                                  (598,423)
(749,269)
                                                --------
--------

Expenses
  Professional fees                                    -
2,962
  Fund management fee (Note C)                   116,938
125,388
  Amortization                                     2,628
2,628
  General and administrative expenses             25,757
10,774
                                                --------
--------
                                                 145,322
141,752
                                                --------
--------

  NET LOSS                                     $(741,115)
$(889,428)
                                                ========
========

Net loss allocated to limited
  partners                                     $(733,704)
$(880,534)
                                                ========
========

Net loss allocated to general
  partner                                      $  (7,411)    $
(8,894)
                                                ========
========

Net loss per BAC                               $    (.19)    $
(.23)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     8

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $   29,750     $
8,862
                                               --------
--------

Share of loss from Operating
  Partnerships                               (1,081,720)
(965,282)
                                               --------
--------

Expenses
  Professional fees                              13,793
8,077
  Fund management fee (Note C)                  136,688
169,345
  Amortization                                   13,107
15,370
  General and administrative expenses             4,214
16,531
                                               --------
--------
                                                167,802
209,323
                                               --------
--------

  NET LOSS                                  $(1,219,772)
$(1,165,743)
                                              =========
========

Net loss allocated to limited
  partners                                  $(1,207,574)
$(1,154,086)
                                              =========
========

Net loss allocated to general
  partner                                   $   (12,198)    $
(11,657)
                                              =========
========

Net loss per BAC                            $      (.22)    $
(.21)
                                              =========
========




       The accompanying notes are an integral part of these
statements.
                                     9

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended June 30,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   1,746    $
4,158
                                               --------      --
--------

Share of loss from Operating
  Partnerships                                 (957,936)
(525,396)
                                               --------
----------

Expenses
  Professional fees                              12,819
1,737
  Fund management fee (Note C)                  118,167
141,843
  Amortization                                   21,595
13,820
  General and administrative expenses            11,806
12,933
                                               --------
----------
                                                164,387
170,333
                                               --------
----------

  NET LOSS                                  $(1,120,577)    $
(691,571)
                                              =========
==========

Net loss allocated to limited
  partners                                  $(1,109,371)    $
(684,655)
                                              =========
==========

Net loss allocated to general
  partner                                   $   (11,206)    $
(6,916)
                                              =========
==========

Net loss per BAC                            $      (.22)    $
(.14)
                                               ========
==========




       The accompanying notes are an integral part of these
statements.
                                     10

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $  18,255     $
7,242
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (506,989)
(615,610)
                                               --------
--------

Expenses
  Professional fees                                   -
1,539
  Fund management fee (Note C)                   88,707
94,632
  Amortization                                   10,542
10,542
  General and administrative expenses            14,774
10,141
                                               --------
--------
                                                114,023
116,854
                                               --------
--------

  NET LOSS                                    $(602,757)
$(725,222)
                                               ========
========

Net loss allocated to limited
  partners                                    $(596,729)
$(717,970)
                                               ========
========

Net loss allocated to general
  partner                                     $  (6,028)    $
(7,252)
                                               ========
========

Net loss per BAC                              $    (.17)    $
(.20)
                                               ========
========




       The accompanying notes are an integral part of these
statements.
                                      11

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended June 30,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $  24,364     $
18,212
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (764,170)
(676,877)
                                               --------
--------

Expenses
  Professional fees                               8,773
2,022
  Fund management fee (Note C)                  100,337
-
  Amortization                                   13,045
13,045    General and administrative expenses              10,008
12,040
                                               --------
--------
                                                132,163
27,107
                                               --------
--------

  NET LOSS                                    $(871,969)
$(685,772)
                                               ========
========

Net loss allocated to limited
  partners                                    $(863,249)
$(678,914)
                                               ========
========

Net loss allocated to general
  partner                                     $  (8,720)    $
(6,858)
                                               ========
========

Net loss per BAC                              $    (.22)    $
(.17)
                                               ========
========





       The accompanying notes are an integral part of these
statements.
                                     12



                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1998
                                 (Unaudited)

                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                 available
                                     General         for
                      Assignees      Partner      sale, net
Total
                      ---------      -------      ---------
-----


Partners' capital
(deficit)
April 1, 1998       $120,447,861    $(692,102)    $       -
$119,755,759

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -             -
-


Net income (loss)     (4,510,627)     (45,563)            -
(4,556,190)
                     -----------     --------     ---------
-----------

Partners' capital
 (deficit),
 June 30, 1998      $115,937,234    $(737,665)  $         -
$115,199,569
                     ===========     ========    ==========
===========















       The accompanying notes are an integral part of these
statements.
                                     13

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net
Total
                     ---------      -------        --------
-----
Series 15
---------
Partners' capital
 (deficit),
 April 1, 1998     $15,156,864    $ (182,932)    $         -
$14,973,932

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)     (733,704)       (7,411)              -
(741,115)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
June 30, 1998      $14,423,160    $ (190,343)    $         -
$14,232,817
                    ==========      ========      ==========
==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1998     $30,248,618    $ (165,780)    $          -
$30,082,838

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,207,574)      (12,198)              -
(1,219,772)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
June 30, 1998      $29,041,044     $(177,978)    $         -
$28,863,066
                    ==========      ========       =========
==========

        The accompanying notes are an integral part of these
statements.
                                     14

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1998
                                 (Unaudited)
                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net
Total
                     ---------      -------        --------
-----
Series 17
---------
Partners' capital
 (deficit),
 April 1, 1998     $27,694,376     $(154,278)     $        -
$27,540,098

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,109,371)      (11,206)              -
(1,120,577)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
June 30, 1998      $26,585,005     $(165,484)     $        -
$26,419,521
                    ==========      ========       =========
==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1998     $20,913,795     $(102,110)     $        -
$20,811,685

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)     (596,729)       (6,028)              -
(602,757)
                    ----------       -------       ---------
----------
Partners' capital
(deficit),
June 30, 1998      $20,317,066     $(108,138)     $        -
$20,208,928
                    ==========       =======       =========
==========


       The accompanying notes are an integral part of these
statements.
                                     15

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1998
                                 (Unaudited)



                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net
Total
                     ---------      -------        --------
-----


Series 19
---------

Partners' capital
 (deficit),
 April 1, 1998     $26,434,208     $ (87,002)    $         -
$26,347,206

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)     (863,249)       (8,720)              -
(871,969)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
June 30, 1998      $25,570,959     $ (95,722)    $         -
$25,475,237
                    ==========      ========      ==========
==========












    The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                     Three Months Ended June 30,
                                (Unaudited)



                                             1998
1997
                                             ----
----
Cash flows from operating activities:

    Net loss                             $ (4,556,190)  $
(4,157,736)
    Adjustments
       Distributions from Operating
         Partnerships                           9,244
245
       Amortization                            52,024
55,405
       Share of loss from Operating
         Partnerships                3,909,238      3,532,434
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses           4,793
5,116
       Decrease (Increase) in accounts
         receivable                           (77,932)
(3,965)
       Decrease (Increase) in accounts
         payable affiliates                   784,429
656,557
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               125,606
88,056
                                           ----------
----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                (154,714)
(343,418)
     Advances to Operating Partnerships       (98,934)
-
     Investments                              118,740
49,862
                                           ----------     -
---------
         Net cash (used in) provided by
           investing activities               134,908
(293,556)
                                           ----------
----------






                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                               1998
1997
                                               ----
----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                       -
-
                                           ----------
----------
         Net cash (used in) provided by
          financing activity                        -
-
                                           ----------
----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                    (9,302)
205,500
                                           ----------
----------

Cash and cash equivalents, beginning        1,653,522
3,925,706
                                           ----------
----------

Cash and cash equivalents, ending         $ 1,644,220    $
3,720,206
                                           ==========
==========


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








       The accompanying notes are an integral part of these
statements.
                                     18

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 15

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

   Net loss                                $  (741,115)  $
(889,428)
    Adjustments
       Distributions from Operating
         Partnerships                              861
-
       Amortization                              2,628
2,628
       Share of loss from Operating
         Partnerships                          598,423
749,269
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses            2,005
1
       Decrease (Increase) in accounts
         receivable                             (1,688)
-
       Decrease (Increase) in accounts
         payable affiliates                    235,696
137,013
                                              --------     -
--------
         Net cash (used in) provided by
           operating activities                 96,810
(517)
                                              --------     -
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(145,064)
     Advances to Operating Partnerships        (98,934)
-
     Investments                                     -
-
                                              --------     -
--------
         Net cash (used in) provided by
           investing activities                (98,934)
(145,064)
                                              --------     -
--------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                                     Series 15

----------------------
                                                1998
1997
                                                ----
----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                              --------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                              --------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (2,124)
(145,581)


Cash and cash equivalents, beginning           156,717
246,845
                                              --------
--------

Cash and cash equivalents, ending            $ 154,593     $
101,264
                                              ========
========

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









     The accompanying notes are an integral part of these
statements.
                                     20

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 16

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,219,772)
$(1,165,743)
    Adjustments
       Distributions from Operating
         Partnerships                              607
182
       Amortization                              4,214
15,370
       Share of loss from Operating
         Partnerships                        1,081,720
965,282
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              494
5,115
       Decrease (Increase) in accounts
         receivable                            (14,053)
(238)
       Decrease (Increase) in accounts
         payable affiliates                    172,990
172,995
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                 26,200
(7,037)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(8,414)
     Advances to Operating Partnerships              -
-
     Investments                                     -
10,147
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                      -
1,733
                                            ----------
----------







                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)




                                                     Series 16

-----------------------
                                                1998         1997
                                                ----
-----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 26,200
(5,304)


Cash and cash equivalents, beginning           199,558
1,183,424
                                            ----------
----------

Cash and cash equivalents, ending          $   225,758   $
1,178,120
                                            ==========
==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships            $         -   $
-
                                            ==========
==========








     The accompanying notes are an integral part of these
statements.
                                     22

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 17

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,120,577)  $
(691,571)
    Adjustments
       Distributions from Operating
         Partnerships                            7,776
63
       Amortization                             21,595
13,820
       Share of loss from Operating
         Partnerships                          957,936
525,396
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -
-
       Decrease (Increase) in accounts
         receivable                            (32,983)
-
       Decrease (Increase) in accounts
         payable affiliates                    177,418
148,225
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                 11,165
(4,067)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(4,000)
     Advances to Operating Partnerships              -
-
     Investments                                     -
-
                                            ----------
----------
         Net cash (used in) provided by
           investing activates                       -
(4,000)
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                                    Series 17

------------------------
                                               1998          1997
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 11,165
(8,067)


Cash and cash equivalents, beginning           388,024
539,185
                                            ----------
----------

Cash and cash equivalents, ending          $   399,189   $
531,118
                                            ==========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     24

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 18

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                                $ (602,757)  $
(725,222)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                             10,542
10,542
       Share of loss from Operating
         Partnerships                          506,989
615,610
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses              294
1
       Decrease (Increase) in accounts
         receivable                            (18,118)
(1,484)
       Decrease (Increase) in accounts
         payable affiliates                     95,488
95,487
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                 (7,562)
(5,066)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                           (154,714)
(38,317)
     Advances to Operating Partnerships              -
-
     Investments                               125,000
6,216
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                (29,714)
(32,101)
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Three Months Ended June 30,
                                (Unaudited)



                                                      Series 18

-----------------------
                                                1998         1997
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (37,276)
(37,167)


Cash and cash equivalents, beginning           301,444
766,409
                                             ---------
----------

Cash and cash equivalents, ending           $  264,168   $
729,242
                                             =========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     26

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 19

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $  (871,969)  $
(685,772)
    Adjustments
       Distributions from Operating
         Partnerships                                -
-
       Amortization                             13,045
13,045
       Share of loss from Operating
         Partnerships                          764,170
676,877
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses            2,000
(1)
       Decrease (Increase) in accounts
         receivable                            (11,090)
(2,243)
       Decrease (Increase) in accounts
         payable affiliates                    102,837
102,837
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                 (1,007)
104,743
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(147,623)
     Advances to Operating Partnerships              -
-
     Investments                                (6,260)
33,499
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                 (6,260)
(114,124)
                                            ----------
---------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)




                                                   Series 19

------------------------
                                              1998          1997
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (7,267)
(9,381)


Cash and cash equivalents, beginning           607,779
1,189,843
                                            ----------
----------

Cash and cash equivalents, ending          $   600,512   $
1,180,462
                                            ==========
==========

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






     The accompanying notes are an integral part of these
statements.
                                     28

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                          June 30, 1998
                                (Unaudited)


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

                          June 30, 1998
                                (Unaudited)

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

The amortized cost of securities available for sale as of June
30, 1998
by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $2,852,127

  Due after one year                     -
                                 ---------
  Total                         $2,852,127
                                 =========

The fair market value of the securities is $2,852,127.

                  Boston Capital Tax Credit Fund III L.P.

                          June 30, 1998
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
The Fund amortizes organizational costs over 60 months. As of June 30,
1998 and 1997 the Fund has accumulated organization amortization totaling
$894,093 and $752,527 respectively. The breakdown of accumulated organization amortization within the Fund as of June 30, 1998 and 1997 is as follows:

                               1998           1997
                               ----           ----
              Series 15      $167,077       $167,077
              Series 16       227,909        194,437
              Series 17       205,016        165,287
              Series 18       139,212        108,458
              Series 19       154,879        117,268
                              -------        -------
                             $894,093       $752,527
                              =======        =======

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over
330 months from April 1, 1995. As of June 30, 1998 the Fund has accumulated unallocated acquisition amortization totaling $237,199. The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 1998 for Series 15, Series 16, Series 17, Series 18, and
Series 19 is $34,263, $54,770, $66,216, $37,224 and $44,726,
respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital
Asset Management Limited Partnership (formerly Boston Capital
Communications
Limited Partnership) as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interests in the Operating Partnerships.   Prior
to the quarter
ended June 30, 1998 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                          June 30, 1998
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to
Boston Capital Asset Management Limited Partnership (formerly
Boston Capital
Communications Limited Partnership). The fund management fees accrued for the quarter ended June 30, 1998 and 1997 are as follows:

                               1998            1997
                               ----            ----
              Series 15      $137,013       $137,013
              Series 16       172,995        172,995
              Series 17       141,342        148,224
              Series 18        95,487         95,487
              Series 19       102,837        102,837
                              -------        -------
                             $649,674       $656,556
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 1998 and 1997, the Fund had limited partnership interests in
241 Operating Partnerships which own or are constructing apartment complexes.
The breakdown of Operating Partnerships within the Fund at June
30, 1998
and 1997 is as follows:

                               1998           1997
                               ----           ----
              Series 15         68             68
              Series 16         64             64
              Series 17         49             49
              Series 18         34             34
              Series 19         26             26
                               ---            ---
                               241            241
                               ===            ===

                  Boston Capital Tax Credit Fund III L.P.

                          June 30, 1998
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating
Partnership, the
Fund is required to make capital contributions to the Operating
Partnerships.
These contributions are payable in installments over several years upon each
Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 1998 and 1997 are as follows:

                                 1998           1997
                                 ----           ----
              Series 15       $   32,922    $    34,528
              Series 16          145,311        146,817
              Series 17        1,367,195      1,840,259
              Series 18          562,921        717,635
              Series 19          463,000        684,180
                               ---------     ----------
                              $2,571,349    $ 3,423,419
                               =========     ==========

The Fund's fiscal year ends March 31st of each year, while all the Operating
Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1998.

                 Boston Capital Tax Credit Fund III L.P.

                         June 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                 Series 15

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 2,361,861      $
2,308,177
   Interest and other                     108,691
91,331
                                        ---------
---------
                                        2,470,552
2,399,508
                                        ---------
---------
Expenses
  Interest                                716,760
725,350
  Depreciation and amortization           929,837
945,223
  Operating expenses                    1,510,079
1,543,974
                                        ---------
---------
                                        3,156,676
3,214,547
                                        ---------
---------

          NET LOSS                    $  (686,124)     $
(815,039)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (598,423)     $
(749,269)
                                        =========
=========

Net loss allocated to other
  partners                            $    (6,861)     $
(8,150)
                                        =========
=========

Net loss suspended                    $   (80,834)     $
(57,620)
                                        =========
=========

The Fund accounts for its investments using the equity method of accounting.
Under the equity method of accounting, the partnership adjusts its investment
cost for its share of each Operating Partnership's results of operations and
for any distributions received or accrued.  However, the
Partnership
recognizes individual operating losses only to the extent of capital
contributions.  Excess losses are suspended for use in future years to offset
excess income.
                                     34

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                              (Unaudited)

                                                Series 16

--------------------------
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $ 2,967,061      $
3,136,950
   Interest and other                     233,688
243,004
                                       ----------
----------
                                        3,200,749
3,379,954
                                       ----------
----------
Expenses
  Interest                              1,030,920
1,255,106
  Depreciation and amortization         1,159,007
1,101,563
  Operating expenses                    2,123,215
1,998,317
                                       ----------
----------
                                        4,313,142
4,354,986
                                       ----------
----------

          NET LOSS                    $(1,112,393)     $
(975,032)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,081,720)     $
(965,282)
                                       ==========
==========

Net loss allocated to other
  partners                            $   (30,673)     $
(9,750)
                                       ==========
==========










                 Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months ended March 31,
                             (Unaudited)

                                                  Series 17

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 2,610,299      $
3,379,339
   Interest and other                     163,805
123,355
                                       ----------
---------
                                        2,774,104
3,502,694
                                       ----------
---------
Expenses
  Interest                              1,032,783
1,180,312
  Depreciation and amortization         1,132,381
1,008,431
  Operating expenses                    1,576,552
1,844,653
                                       ----------
---------
                                        3,741,716
4,033,396
                                       ----------
---------

          NET LOSS                    $  (967,612)     $
(530,702)
                                       ==========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (957,936)     $
(525,396)
                                       ==========
=========

Net loss allocated to other
  partners                            $    (9,676)     $
(5,306)
                                       ==========
=========










                Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        June 30, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                  Series 18

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 1,526,479
$1,518,521
   Interest and other                      57,354
70,593
                                        ---------
---------
                                        1,583,833
1,589,114
                                        ---------
---------
Expenses
  Interest                                549,159
564,891
  Depreciation and amortization           681,994
727,004
  Operating expenses                      877,378
919,048
                                        ---------
---------

                                        2,108,531
2,210,943
                                        ---------
---------

          NET LOSS                    $  (524,698)      $
(621,829)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (506,989)      $
(615,610)
                                        =========
=========

Net loss allocated to other
  partners                            $    (5,247)      $
(6,219)
                                        =========
=========

Net loss suspended                    $   (12,462)      $
-
                                        =========
=========

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

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                         June 30, 1998
                              (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)


               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)


                                                  Series 19

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                             $ 2,172,136      $
2,168,507
   Interest and other                      59,513
65,317
                                        ---------
---------

                                        2,231,649
2,233,824
                                        ---------
---------
Expenses
  Interest                                881,904
937,920
  Depreciation and amortization           984,268
725,461
  Operating expenses                    1,137,366
1,254,158
                                        ---------
---------

                                        3,003,538
2,917,539
                                        ---------
---------

          NET LOSS                    $  (771,889)     $
(683,715)
                                        =========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (764,170)     $
(676,877)
                                        =========
=========

Net loss allocated to other
  partners                            $    (7,719)     $
(6,838)
                                        =========
=========






                         Boston Capital Tax Credit Fund III L.P.

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                    June 30,1998
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED


When comparing the results of operations from the operating partnerships for the three months ended March 31, 1998 and March 31, 1997 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating
Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


NOTE E - TAXABLE LOSS

The Fund's taxable loss for the fiscal year ended March 31, 1999 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating
Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.





















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

During the quarter ended June 30, 1998, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 1998.

(Series 16)  The Fund commenced offering BACs in Series 16 on
July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December
28, 1992.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

During the quarter ended June 30, 1998, none of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $145,311 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
16 has invested in as of June 30, 1998.

(Series 17)  The Fund commenced offering BACs in Series 17 on
January 24,
1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

During the quarter ended June 30, 1998, none of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $399,189 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of June 30, 1998.

(Series 18)  The Fund commenced offering BACs in Series 18 on
June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September
22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

During the quarter ended June 30, 1998, $154,714 of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $264,168 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 1998.

(Series 19).  The Fund commenced offering BACs in Series 19 on
October 8,
1993. Offers and sales of BACs in Series 19 were completed on December 17,
1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating
Partnerships in the
amount of $29,614,506.

During the quarter ended June 30, 1998, none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $463,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
19 has invested in as of June 30, 1998.

Results of Operations
---------------------
As of June 30, 1998 and 1997 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment
Complex
owned by the applicable Operating Partnership is eligible for the Federal

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

The results of operations for future periods are likely to vary from those for the period ended June 30, 1998. The losses from Operating Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating
Partnerships are in the lease-up phase.

The Fund incurred a fund management fee to Boston Capital Asset
Management
Limited Partnerships (formerly Boston Capital Communications
Limited
Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships. The fund management fees incurred for the quarter ended
June 30, 1998 for Series 15, Series 16, Series 17, Series 18 and
Series
19 were $116,938, $136,688, $118,167, $88,707, and $100,337
respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15) As of June 30, 1998 and 1997, the average qualified occupancy for the series was 100% for both years. The series had a total of 68 properties at June 30, 1998, 68 of which were at 100% qualified occupancy.

For the three months being reported Series 15 reflects a net loss from
Operating Partnerships of $686,124. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $243,713. This is an interim period estimate; it is not necessarily indicative of the final year end results.





    The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of June 30, 1998 was 92%. The
property had previously suffered operational difficulties due to more expensive debt and high expenses. All indications are that, despite a difficult marketplace, the property is competing effectively. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

     During the first quarter of 1998 occupancy for Hidden Cove
Apartments
Hidden Cove) began to drop slightly and accounts receivable from tenants started to rise. A resulting site visit to the property revealed poor maintenance upkeep by the management company. As a result, the Operating General Partner is in the process of hiring a new management company.

     The Operating General Partner of School Street I Limited Partnership (School Street Apts. I) pledged his general partnership interest in the
Operating Partnership as collateral for another loan. Since this was a violation of the terms of the partnership agreement, the Operating General Partner was removed and replaced during 1997. In the transition, occupancies suffered and as a result, a leasing agent was hired by the new Operating General Partner to rent the vacant units. Occupancy was at approximately 83% in August 1998. It is anticipated that all units will be fully leased by the end of the third quarter. In addition, the Operating General Partner hired a new managing agent effective June 1998, and a refinancing application has been filed with the state housing agency, in hopes to further improve operations.
Any capital needs are anticipated to be addressed as part of the refinancing package.

(Series 16) As of June 30, 1998 and 1997, the average qualified occupancy for the series was 99.6% for both years. The series had a total of 64 properties at June 30, 1998. Out of the total, 62 had 100%
qualified occupancy.

For the three months being reported Series 16 reflects a net loss from
Operating Partnerships of $1,112,393. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$46,614. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

As a result the property is operating above break-even in the second quarter of 1998 and average occupancy is at 99%. In addition the Operating General.
Partner will be filing refinancing applications with the lender by year-end to further improve operations

(Series 17)  As of June 30, 1998 and 1997, the average qualified occupancy for the series was 99.7% for both years.  The series had a
total of 49 properties at June 30, 1998.  Out of the total 48 had
100%
qualified occupancy.

For the three months being reported Series 17 reflects a net loss from
Operating Partnerships of $967,612. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $164,769. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Annadale Housing Partners (Annadale Apartments) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income to be generated to cover the operational expenses. Occupancy is at 92% as of June 30, 1998.

      The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of June 30, 1998 was 92%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. All indications are that, despite a difficult marketplace, the property is competing effectively. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

     The property owned by California Investors VI L.P. (Orchard
Park) continues to suffer from physical occupancy issues. Occupancy at June 30, 1998 was at 86%. The occupancy problem appears to be related to the marketplace, but the management agent has replaced the site manager in hopes that changes in personnel will stimulate new interest in the property.
Management continues to be aggressive with marketing the property and conducting active outreach. The Operating General Partner, with the assistance of a consultant, is developing a new marketing campaign, which will be implemented during the 3rd or 4th quarter of 1998. The curb appeal of the property has improved with capital repairs completed at the property in 1997.

(Series 18) As of June 30, 1998 and 1997 the average qualified occupancy for the series was 99.9% and 100%, respectively. The series had a total of 34 properties at June 30, 1998, out of the total 33 had 100% qualified occupancy.




For the three months being reported Series 18 reflects a net loss from
Operating Partnerships of $524,698. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$157,296. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but recently a judgement was issued by which the operating partnership would receive an appropriate quit claim deed and other title related documents confirming the partnership's interest in the disputed property.

 (Series 19) As of June 30, 1998 and 1997 the average qualified occupancy for the series was 100% for both years. The series had a total of 26 properties at June 30, 1998, all of which were at 100% qualified occupancy.

For the three months being reported Series 19 reflects a net loss from
Operating Partnerships of $771,888. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$212,380. This is an interim period estimate; it is not necessarily indicative of the final year end results.






















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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates
III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  August 20, 1998          By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal
Financial
                                     Officer

























