Form 10-Q
period 1998-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1998-11-19
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  September 30, 1998
                                    -----------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                             September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
------------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $113,885,680
$121,032,270

OTHER ASSETS
Cash and cash equivalents                      1,774,081
1,653,522
Investments                                    2,623,928
2,970,867
Notes receivable                               2,056,333
2,056,333
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,631,141
1,681,137
Organization costs, net of
  accumulated amortization (Note B)               22,371
67,358
Other assets                                   2,100,209
1,728,300
                                             -----------
-----------
                                            $124,093,743
$131,189,787
                                             ===========
===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $     52,518        $
4,553
Accounts payable affiliates                   10,256,063
8,703,412
Capital contributions payable (Note D)         2,569,849
2,726,063
                                             -----------
-----------
                                              12,878,430
11,434,028
                                             -----------
-----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of June 30, 1998           111,992,820
120,447,861
General Partner                                 (777,507)
(692,102)
                                             -----------
-----------
                                             111,215,313
119,755,759
                                             -----------
-----------
                                            $124,093,743
$131,189,787
                                             ===========
===========

       The accompanying notes are an integral part of these
statements.
                                     1

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15

----------------------------
                                           September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $15,107,081
$16,246,406

OTHER ASSETS
Cash and cash equivalents                      102,191
156,717
Investments                                    128,028
125,000
Notes receivable                               110,000
110,000
Deferred acquisition costs,
  net of accumulated amortization (Note B)     252,280
257,535
Organization costs, net of
  accumulated amortization (Note B)                  -
-
Other assets                                   659,777
473,086
                                            ----------
----------
                                           $16,359,357
$17,368,744
                                            ==========
==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     1,467      $
1,145
Accounts payable affiliates                  2,802,710
2,360,745
Capital contributions payable (Note D)          32,922
32,922
                                            ----------
----------
                                             2,837,099
2,394,812
                                            ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of June 30, 1998          13,719,707
15,156,864
General Partner                               (197,449)
(182,932)
                                            ----------
----------
                                            13,522,258
14,973,932
                                            ----------
----------
                                           $16,359,357
$17,368,744
                                            ==========
==========

         The accompanying notes are an integral part of these
statements.
                                     2

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16

----------------------------
                                           September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $28,951,221
$30,777,843

OTHER ASSETS
Cash and cash equivalents                        325,934
199,558
Investments                                      879,467
1,000,758
Notes receivable                                       -
-
Deferred acquisition costs
  net of accumulated amortization (Note B)       404,446
412,871
Organization costs, net of
  accumulated amortization (Note B)                    -
-
Other assets                                      92,372
72,210
                                              ----------
----------
                                             $30,653,440
$32,463,240
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $       457     $
-
Accounts payable affiliates                    2,581,076
2,235,091
Capital contributions payable (Note D)           143,811
145,311
                                              ----------
----------
                                               2,725,344
2,380,402
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of September 30, 1998       28,115,423
30,248,618
General Partner                                 (187,327)
(165,780)
Unrealized gain (loss) on securities
  available for sale, net                              -
-
                                              ----------
----------
                                              27,928,096
30,082,838
                                              ----------
----------
                                             $30,653,440
$32,463,240
                                              ==========
==========

       The accompanying notes are an integral part of these
statements.
                                     3

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17

----------------------------
                                           September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $26,094,462
$27,762,778

OTHER ASSETS
Cash and cash equivalents                        370,237
388,024
Investments                                            -
-
Notes receivable                               1,409,982
1,409,982
Deferred acquisition costs
  net of accumulated amortization (Note B)       349,872
373,197
Organization costs, net of
  accumulated amortization (Note B)                    -
10,804
Other assets                                   1,252,763
1,121,814
                                              ----------
----------
                                             $29,477,316
$31,066,599
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $    46,596    $
-
Accounts payable affiliates                    2,527,359
2,159,306
Capital contributions payable (Note D)         1,367,195
1,367,195
                                              ----------
----------
                                               3,941,150
3,526,501
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of June 30, 1998            25,710,484
27,694,376
General Partner                                 (174,318)
(154,278)
                                              ----------
----------
                                              25,536,166
27,540,098
                                              ----------
----------
                                             $29,477,316
$31,066,599
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18

----------------------------
                                            September 30,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $19,874,634
$20,921,603

OTHER ASSETS
Cash and cash equivalents                        263,064
301,444
Investments                                      354,324
474,000
Notes receivable                                 536,351
536,351
Deferred acquisition costs,
  new of accumulated amortization (Note B)       274,863
280,569
Organization costs, net of
  accumulated amortization (Note B)                3,395
18,772
Other assets                                      62,292
44,622
                                              ----------
----------
                                             $21,368,923
$22,577,361
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $       272     $
-
Accounts payable affiliates                    1,239,015
1,048,041
Capital contributions payable (Note D)           562,921
717,635
                                              ----------
----------
                                               1,802,208
1,765,676
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of September 30, 1998       19,681,275
20,913,795
General Partner                                 (114,560)
(102,110)
                                              ----------
----------
                                              19,566,715
20,811,685
                                              ----------
----------
                                             $21,368,923
$22,577,361
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     5

                 Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 19

----------------------------
                                     September 30,      March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $23,858,282
$25,323,640

OTHER ASSETS
Cash and cash equivalents                        712,655
607,779
Investments                                    1,262,109
1,371,109
Notes receivables                                      -
-
Deferred acquisition costs,
  net of accumulated amortization (Note B)       349,680
356,965
Organization costs, net of
  accumulated amortization (Note B)               18,976
37,782
Other assets                                      33,005
16,568
                                              ----------
----------
                                             $26,234,707
$27,713,843
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                          $     3,726     $
3,408
Accounts payable affiliates                    1,105,903
900,229
Capital contributions payable (Note D)           463,000
463,000
                                              ----------
----------
                                               1,572,629
1,366,637
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of June 30, 1998            24,765,931
26,434,208
General Partner                                 (103,853)
(87,002)
                                              ----------
----------
                                              24,662,078
26,347,206
                                              ----------
----------
                                             $26,234,707
$27,713,843
                                              ==========
==========

     The accompanying notes are an integral part of these
statements.
                                     6

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $    52,498   $    51,860
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (3,221,843)
(2,953,785)
                                         ----------    ----------

Expenses
  Professional fees                         117,330       181,326
  Fund management fee (Note C)              613,131       537,585
  Amortization                               42,963        55,405
  General and administrative expenses        41,490        71,869
                                         ----------    ----------
                                            814,914       846,185
                                         ----------    ----------

  NET LOSS                              $(3,984,259)
$(3,748,110)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(3,944,414)
$(3,710,629)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (39,845)  $
(37,481)
                                         ==========    ==========

Net loss per BAC                        $      (.09)  $
(.85)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                     7

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $   2,344     $
630
                                                --------
--------

Share of loss from Operating
  Partnerships                                  (540,027)
(662,215)
                                                --------
--------

Expenses
  Professional fees                               30,642
46,746
  Fund management fee (Note C)                   131,763
110,595
  Amortization                                     2,628
2,628
  General and administrative expenses              7,845
12,262
                                                --------
--------
                                                 172,878
172,231
                                                --------
--------

  NET LOSS                                     $(710,561)
$(833,816)
                                                ========
========

Net loss allocated to limited
  partners                                     $(703,454)
$(825,478)
                                                ========
========

Net loss allocated to general
  partner                                      $  (7,107)    $
(8,338)
                                                ========
========

Net loss per BAC                               $    (.18)    $
(.21)
                                                ========
========




        The accompanying notes are an integral part of these
statements.
                                     8

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $  16,303     $
15,685
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (744,267)
(595,713)
                                               --------
--------

Expenses
  Professional fees                              30,244
47,673
  Fund management fee (Note C)                  162,005
152,486
  Amortization                                    4,213
15,370
  General and administrative expenses            10,542
18,349
                                               --------
--------
                                                207,005
233,878
                                               --------
--------

  NET LOSS                                    $(934,969)
$(813,906)
                                               ========
========

Net loss allocated to limited
  partners                                    $(925,619)
$(805,767)
                                               ========
========

Net loss allocated to general
  partner                                     $  (9,350)    $
(8,139)
                                               ========
========

Net loss per BAC                              $    (.17)    $
(.14)
                                               ========
========




       The accompanying notes are an integral part of these
statements.
                                     9

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   1,809       $
3,594
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (702,557)
(718,001)
                                               --------
--------

Expenses
  Professional fees                              22,890
33,229
  Fund management fee (Note C)                  138,342
114,981
  Amortization                                   12,534
13,820
  General and administrative expenses             8,822
14,416
                                               --------
--------
                                                182,588
176,446
                                               --------
--------

  NET LOSS                                    $(883,356)
$(890,853)
                                               ========
========

Net loss allocated to limited
  partners                                    $(874,522)
$(881,944)
                                               ========
========

Net loss allocated to general
  partner                                     $  (8,834)      $
(8,909)
                                               ========
========

Net loss per BAC                              $    (.18)      $
(.18)
                                               ========
========




       The accompanying notes are an integral part of these
statements.
                                     10

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $   7,280     $
8,310
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (533,849)
(519,526)
                                               --------
--------

Expenses
  Professional fees                              18,052
28,026
  Fund management fee (Note C)                   80,434
78,936
  Amortization                                   10,542
10,542
  General and administrative expenses             6,617
11,764
                                               --------
--------
                                                115,645
129,268
                                               --------
--------

  NET LOSS                                    $(642,214)
$(640,484)
                                               ========
========

Net loss allocated to limited
  partners                                    $(635,792)
$(634,079)
                                               ========
========

Net loss allocated to general
  partner                                     $  (6,422)    $
(6,405)
                                               ========
========

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




       The accompanying notes are an integral part of these
statements.
                                      11

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $  24,762     $
23,641
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (701,123)
(458,330)
                                               --------
--------

Expenses
  Professional fees                              15,502
25,652
  Fund management fee (Note C)                  100,587
80,587
  Amortization                                   13,045
13,045    General and administrative expenses               7,664
15,078
                                               --------
--------
                                                136,798
134,362
                                               --------
--------

  NET LOSS                                    $(813,159)
$(569,051)
                                               ========
========

Net loss allocated to limited
  partners                                    $(805,027)
$(563,361)
                                               ========
========

Net loss allocated to general
  partner                                     $  (8,132)    $
(5,690)
                                               ========
========

Net loss per BAC                              $    (.20)    $
(.14)
                                               ========
========





       The accompanying notes are an integral part of these
statements.
                                     12



                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $   129,246   $    91,928
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (7,131,081)
(6,486,219)
                                         ----------    ----------

Expenses
  Professional fees                         176,679       197,664
  Fund management fee (Note C)            1,173,969     1,065,349
  Amortization                               94,985       110,810
  General and administrative expenses        92,978       137,732
                                         ----------    ----------
                                          1,538,611     1,511,555
                                         ----------    ----------

  NET LOSS                              $(8,540,446)
$(7,905,846)
                                         ==========    ==========

Net loss allocated to limited
, , partners                            $(8,455,041)
$(7,826,789)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (85,405)  $
(79,057)
                                         ==========    ==========

Net loss per BAC                        $     (1.91)  $
(1.78)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                    13

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $     4,976   $
2,223
                                              ----------    --
--------

Share of loss from Operating
  Partnerships                                (1,138,450)
(1,411,484)
                                              ----------    --
--------

Expenses
  Professional fees                               46,307
49,708
  Fund management fee (Note C)                   248,701
235,983
  Amortization                                     5,256
5,256
  General and administrative expenses             17,936
23,036
                                              ----------    --
--------
                                                 318,200
313,983
                                              ----------    --
--------

  NET LOSS                                   $(1,451,674)
$(1,723,244)
                                              ==========
==========

Net loss allocated to limited
  partners                                   $(1,437,157)
$(1,706,012)
                                              ==========
==========

Net loss allocated to general
  partner                                    $   (14,517)  $
(17,232)
                                              ==========
==========

Net loss per BAC                             $      (.37)  $
(.44)
                                              ==========
==========




        The accompanying notes are an integral part of these
statements.
                                    14

                 Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $   46,053    $
24,547
                                              ---------     -
--------

Share of loss from Operating
  Partnerships                               (1,825,987)
(1,560,995)
                                             ----------    --
--------

Expenses
  Professional fees                              44,038
55,750
  Fund management fee (Note C)                  298,694
321,831
  Amortization                                    8,425
30,740
  General and administrative expenses            23,651
34,880
                                             ----------    --
--------
                                                374,808
443,201
                                             ----------    --
--------

  NET LOSS                                  $(2,154,742)
$(1,979,649)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(2,133,195)
$(1,959,853)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (21,547)  $
(19,796)
                                             ==========
==========

Net loss per BAC                            $      (.39)  $
(.36)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                    15

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Six Months Ended September 30,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $     3,556     $
7,753
                                             ----------      --
--------

Share of loss from Operating
  Partnerships                               (1,660,513)
(1,243,397)
                                             ----------
----------

Expenses
  Professional fees                              35,709
34,967
  Fund management fee (Note C)                  256,509
256,824
  Amortization                                   34,129
27,639
  General and administrative expenses            20,628
27,348
                                             ----------
----------
                                                346,975
346,778
                                             ----------
----------

  NET LOSS                                  $(2,003,932)
$(1,582,422)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,983,892)
$(1,566,598)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (20,040)    $
(15,824)
                                             ==========
==========

Net loss per BAC                            $      (.40)    $
(.31)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                     16

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $    25,535   $
15,552
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (1,040,838)
(1,135,136)
                                             ----------    --
--------

Expenses
  Professional fees                              26,350
29,565
  Fund management fee (Note C)                  169,141
173,568
  Amortization                                   21,084
21,084
  General and administrative expenses            13,092
21,905
                                             ----------    --
--------
                                                229,667
246,122
                                             ----------    --
--------

  NET LOSS                                  $(1,244,970)
$(1,365,706)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,232,520)
$(1,352,049)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (12,450)  $
(13,657)
                                             ==========
==========

Net loss per BAC                            $      (.34)  $
(.37)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                      17

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Six Months Ended September 30,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $    49,126   $
41,853
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (1,465,293)
(1,135,207)
                                             ----------    --
--------

Expenses
  Professional fees                              24,275
27,674
  Fund management fee (Note C)                  200,924
77,143
  Amortization                                   26,091
26,091    General and administrative expenses              17,671
30,563
                                             ----------    --
--------
                                                268,961
161,471
                                             ----------    --
--------

  NET LOSS                                  $(1,685,128)
$(1,254,825)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,668,277)
$(1,242,277)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (16,851)  $
(12,548)
                                             ==========
==========

Net loss per BAC                            $      (.41)  $
(.30)
                                             ==========
==========





       The accompanying notes are an integral part of these
statements.
                                     18

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Six Months Ended September 30, 1998
                             (Unaudited)

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
$119,755,759

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -             -
-


Net income (loss)     (8,455,041)     (85,405)            -
(8,540,446)
                     -----------     --------     ---------
-----------

Partners' capital
 (deficit),
 June 30, 1998      $111,992,820    $(777,507)   $        -
$111,215,313
                     ===========     ========     =========
===========















       The accompanying notes are an integral part of these
statements.
                                     19

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
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
$14,973,932

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,437,157)      (14,517)              -
(1,451,674)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
June 30, 1998      $13,719,707    $ (197,449)    $         -
$13,522,258
                    ==========      ========      ==========
==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1998     $30,248,618    $ (165,780)    $          -
$30,082,838

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (2,133,195)      (21,547)              -
(2,154,742)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
September 30, 1998 $28,115,423     $(187,327)    $         -
$27,928,096
                    ==========      ========       =========
==========

        The accompanying notes are an integral part of these
statements.
                                     20

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1998
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
$27,540,098

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,983,892)      (20,040)              -
(2,003,932)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
June 30, 1998      $25,710,484     $(174,318)     $        -
$25,536,166
                    ==========      ========       =========
==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1998     $20,913,795     $(102,110)     $        -
$20,811,685

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,232,520)      (12,450)              -
(1,244,970)
                    ----------       -------       ---------
----------
Partners' capital
(deficit),
June 30, 1998      $19,681,275     $(114,560)     $        -
$19,566,715
                    ==========       =======       =========
==========


       The accompanying notes are an integral part of these
statements.
                                     21

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1998
                                 (Unaudited)



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
$26,347,206

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,668,277)      (16,851)              -
(1,685,128)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
September 30, 1998 $24,765,931     $(103,853)    $         -
$24,662,078
                    ==========      ========      ==========
==========












    The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                     Six Months Ended September 30,
                                (Unaudited)



                                             1998
1997
                                             ----
----
Cash flows from operating activities:

    Net loss                             $ (8,540,446)  $
(7,905,846)
    Adjustments
       Distributions from Operating
         Partnerships                          15,507
17,436
       Amortization                            94,985
110,810
       Share of loss from Operating
         Partnerships                7,131,081      6,486,219
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses          47,965
(129)
       Decrease (Increase) in accounts
         receivable                          (171,382)
(7,677)
       Decrease (Increase) in accounts
         payable affiliates                 1,552,651
1,299,332
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               130,361
145
                                           ----------
----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                (156,214)
(344,925)
     Advances to Operating Partnerships       (79,236)
-
     Investments                              225,648
(142,968)
                                           ----------     -
---------
         Net cash (used in) provided by
           investing activities                 9,802
(487,893)
                                           ----------
----------






                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                               1998
1997
                                               ----
----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                       -
-
                                           ----------
----------
         Net cash (used in) provided by
          financing activity                        -
-
                                           ----------
----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                  (120,559)
(487,748)
                                           ----------
----------

Cash and cash equivalents, beginning        1,653,522
3,925,706
                                           ----------
----------

Cash and cash equivalents, ending         $ 1,774,081    $
3,437,958
                                           ==========
==========


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








       The accompanying notes are an integral part of these
statements.
                                     24

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 15

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

   Net loss                                $(1,451,674)
$(1,723,244)
    Adjustments
       Distributions from Operating
         Partnerships                              874
3,017
       Amortization                              5,256
5,256
       Share of loss from Operating
         Partnerships                        1,138,450
1,411,484
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              322
1
       Decrease (Increase) in accounts
         receivable                               (444)
-
       Decrease (Increase) in accounts
         payable affiliates                    441,965
274,026
                                              --------     -
--------
         Net cash (used in) provided by
           operating activities                134,749
(29,460)
                                              --------     -
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(145,068)
     Advances to Operating Partnerships       (186,247)
-
     Investments                                (3,028)
-
                                              --------     -
--------
         Net cash (used in) provided by
           investing activities               (189,275)
(145,068)
                                              --------     -
--------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                                     Series 15

----------------------
                                                1998
1997
                                                ----
----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                              --------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                              --------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (54,526)
(174,528)


Cash and cash equivalents, beginning           156,717
246,845
                                              --------
--------

Cash and cash equivalents, ending            $ 102,191     $
72,317
                                              ========
========

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









     The accompanying notes are an integral part of these
statements.
                                     26

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 16

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(2,154,742)
$(1,979,649)
    Adjustments
       Distributions from Operating
         Partnerships                              635
2,653
       Amortization                              8,425
30,740
       Share of loss from Operating
         Partnerships                        1,825,987
1,560,995
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              457
-
       Decrease (Increase) in accounts
         receivable                            (20,162)
(786)
       Decrease (Increase) in accounts
         payable affiliates                    345,985
345,995
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                  6,585
(40,052)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                             (1,500)
(9,914)
     Advances to Operating Partnerships              -
-
     Investments                               121,291
(29,262)
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                119,791
(39,176)
                                            ----------
----------







                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)




                                                     Series 16

-----------------------
                                                1998         1997
                                                ----
-----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                126,376
(79,228)


Cash and cash equivalents, beginning           199,558
1,183,424
                                            ----------
----------

Cash and cash equivalents, ending          $   325,934   $
1,104,196
                                            ==========
==========

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








     The accompanying notes are an integral part of these
statements.
                                     28

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 17

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(2,003,932)
$(1,582,422)
    Adjustments
       Distributions from Operating
         Partnerships                            7,803
5,570
       Amortization                             34,129
27,639
       Share of loss from Operating
         Partnerships                        1,660,513
1,243,397
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses           46,596
-
       Decrease (Increase) in accounts
         receivable                           (130,949)
(3,807)
       Decrease (Increase) in accounts
         payable affiliates                    368,053
282,684
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (17,787)
(26,939)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(4,000)
     Advances to Operating Partnerships              -
-
     Investments                                     -
-
                                            ----------
----------
         Net cash (used in) provided by
           investing activates                       -
(4,000)
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                                    Series 17

------------------------
                                               1998          1997
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (17,787)
(30,939)


Cash and cash equivalents, beginning           388,024
539,185
                                            ----------
----------

Cash and cash equivalents, ending          $   370,237   $
508,246
                                            ==========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     30

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 18

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,244,970)
$(1,365,706)
    Adjustments
       Distributions from Operating
         Partnerships                            6,130
1,132
       Amortization                             21,084
21,084
       Share of loss from Operating
         Partnerships                        1,040,838
1,135,136
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses              272
(129)
       Decrease (Increase) in accounts
         receivable                             (3,390)
(367)
       Decrease (Increase) in accounts
         payable affiliates                    190,974
190,953
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                 10,938
(17,897)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                           (154,714)
(38,320)
     Advances to Operating Partnerships        (14,280)
-
     Investments                               119,676
(15.416)
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                (49,318)
(53,736)
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Six Months Ended September 30,
                                (Unaudited)



                                                      Series 18

-----------------------
                                                1998         1997
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (38,380)
(71,633)


Cash and cash equivalents, beginning           301,444
766,409
                                             ---------
----------

Cash and cash equivalents, ending           $  263,064   $
694,776
                                             =========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     32

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 19

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,685,128)
$(1,254,825)
    Adjustments
       Distributions from Operating
         Partnerships                               65
5,064
       Amortization                             26,091
26,091
       Share of loss from Operating
         Partnerships                        1,465,293
1,135,207
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              318
(1)
       Decrease (Increase) in accounts
         receivable                            (16,437)
(2,717)
       Decrease (Increase) in accounts
         payable affiliates                    205,674
205,674
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                 (4,124)
114,493
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(147,623)
     Advances to Operating Partnerships              -
-
     Investments                               109,000
(98,290)
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                109,000
(245,913)
                                            ----------
---------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)




                                                   Series 19

------------------------
                                              1998          1997
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                104,876
(131,420)


Cash and cash equivalents, beginning           607,779
1,189,843
                                            ----------
----------

Cash and cash equivalents, ending          $   712,655   $
1,058,423
                                            ==========
==========

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






     The accompanying notes are an integral part of these
statements.
                                     34

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 1998
                                (Unaudited)


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

                             September 30, 1998
                                (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of September 30, 1998 and for the three and six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investment Securities
---------------------
     The Fund has determined that all of it's investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise.
These
securities are carried at approximate fair market value.

     The amortized cost of securities available for sale as of September 30, 1998 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $2,623,928

  Due after one year                     -
                                 ---------
  Total                         $2,623,928
                                 =========

The fair market value of the securities is $2,623,928.

                  Boston Capital Tax Credit Fund III L.P.

                             September 30, 1998
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

     Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
     The Fund amortizes organizational costs over 60 months. As of September 30, 1998 and 1997 the Fund has accumulated organization amortization totaling
$912,057 and $790,707 respectively. The breakdown of accumulated organization amortization within the Fund as of September 30, 1998 and 1997 is as follows:

                               1998           1997
                               ----           ----
              Series 15      $167,077       $167,077
              Series 16       227,909        205,594
              Series 17       205,888        175,219
              Series 18       146,901        116,147
              Series 19       164,282        126,670
                              -------        -------
                             $912,057       $790,707
                              =======        =======

     On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 1998 the Fund has accumulated unallocated acquisition amortization totaling $262,197. The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 1998 for Series 15, Series 16, Series 17, Series 18, and
Series 19 is $36,890, $58,983, $77,878, $40,077 and $48,369,
respectively.

NOTE C - RELATED PARTY TRANSACTIONS

     The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

     Boston Capital Partners, Inc. is entitled to asset
acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interests in the Operating Partnerships.   Prior
to the quarter
ended September 30, 1998 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                             September 30, 1998
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

     An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The fund management fees accrued for the quarter ended September 30, 1998 and 1997 are as follows:

                               1998            1997
                               ----            ----
              Series 15      $137,013       $137,013
              Series 16       172,995        172,995
              Series 17       141,342        142,488
              Series 18        95,487         95,487
              Series 19       102,837        102,837
                              -------        -------
                             $649,674       $650,820
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

     At September 30, 1998 and 1997, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating
Partnerships within the Fund at September 30, 1998 and 1997 is as follows:



                Series 15             68
                Series 16             64
                Series 17             49
                Series 18             34
                Series 19             26
                                     ---
                                     241
                                     ===

                  Boston Capital Tax Credit Fund III L.P.

                            September 30, 1998
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

     Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 1998 and 1997 are as follows:

                                 1998           1997
                                 ----           ----
              Series 15       $   32,922    $    34,528
              Series 16          143,811        145,311
              Series 17        1,367,195      1,840,259
              Series 18          562,921        717,635
              Series 19          463,000        684,180
                               ---------     ----------
                              $2,569,849    $ 3,421,913
                               =========     ==========

     The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1998.

                 Boston Capital Tax Credit Fund III L.P.

                          September 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)

                                                 Series 15

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 4,749,918      $
4,675,328
   Interest and other                     238,332
218,980
                                        ---------
---------
                                        4,988,250
4,894,308
                                        ---------
---------
Expenses
  Interest                              1,429,297
1,508,149
  Depreciation and amortization         1,871,234
2,034,327
  Operating expenses                    3,025,819
2,871,634
                                        ---------
---------
                                        6,326,350
6,414,110
                                        ---------
---------

          NET LOSS                    $(1,338,100)
$(1,519,802)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,138,450)
$(1,411,484)
                                        =========
=========

Net loss allocated to other
  partners                            $   (13,381)     $
(15,198)
                                        =========
=========

Net loss suspended                    $  (186,269)     $
(93,120)
                                        =========
=========

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

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                              (Unaudited)

                                                Series 16

--------------------------
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $ 6,012,307      $
6,076,922
   Interest and other                     473,062
492,341
                                       ----------
----------
                                        6,485,369
6,569,263
                                       ----------
----------
Expenses
  Interest                              2,112,658
2,140,469
  Depreciation and amortization         2,277,728
2,257,796
  Operating expenses                    3,968,245
3,747,760
                                       ----------
----------
                                        8,358,630
8,146,025
                                       ----------
----------

          NET LOSS                    $(1,873,261)
$(1,576,762)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,825,987)
$(1,560,995)
                                       ==========
==========

Net loss allocated to other
  partners                            $   (47,274)     $
(15,767)
                                       ==========
==========

Net loss suspended                    $   (28,541)     $
-
                                       ==========
==========

The Fund accounts for its investments using the equity method of accounting.
Under the equity method of accounting, the partnership adjusts its investment
cost for its share of each Operating Partnership's results of operations and
for any distributions received or accrued.  However, the
Partnership
recognizes individual operating losses only to the extent of capital
contributions.  Excess losses are suspended for use in future years to offset
excess income.
                               41

                 Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months ended June 30,
                             (Unaudited)

                                                  Series 17

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 5,385,005      $
6,125,371
   Interest and other                     305,686
251,581
                                       ----------
---------
                                        5,690,691
6,376,952
                                       ----------
---------
Expenses
  Interest                              2,083,741
2,296,620
  Depreciation and amortization         2,104,727
1,993,456
  Operating expenses                    3,179,509
3,342,831
                                       ----------
---------
                                        7,367,977
7,632,907
                                       ----------
---------

          NET LOSS                    $(1,677,286)
$(1,255,955)
                                       ==========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,660,513)
$(1,243,397)
                                       ==========
=========

Net loss allocated to other
  partners                            $   (16,773)     $
(12,558)
                                       ==========
=========


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


                               42

                Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    September 30, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                          (Unaudited)

                                                  Series 18

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 3,062,836
$3,052,863
   Interest and other                     116,280
151,299
                                        ---------
---------
                                        3,179,116
3,204,162
                                        ---------
---------
Expenses
  Interest                              1,105,161
1,116,578
  Depreciation and amortization         1,370,740
1,426,453
  Operating expenses                    1,788,878
1,807,734
                                        ---------
---------

                                        4,264,780
4,350,765
                                        ---------
---------

          NET LOSS                    $(1,085,663)
$(1,146,603)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,040,838)
$(1,135,136)
                                        =========
=========

Net loss allocated to other
  partners                            $   (10,857)      $
(11,467)
                                        =========
=========

Net loss suspended                    $   (33,969)      $
-
                                        =========
=========

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

                                     43
                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                  Series 19

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                             $ 4,396,231      $
4,338,435
   Interest and other                     155,810
148,618
                                        ---------
---------

                                        4,552,041
4,487,053
                                        ---------
---------
Expenses
  Interest                              1,765,501
1,815,802
  Depreciation and amortization         1,964,599
1,488,051
  Operating expenses                    2,302,035
2,329,874
                                        ---------
---------

                                        6,032,135
5,633,727
                                        ---------
---------

          NET LOSS                    $(1,480,094)
$(1,146,674)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,465,293)
$(1,135,207)
                                        =========
=========

Net loss allocated to other
  partners                            $   (14,801)     $
(11,467)
                                        =========
=========

The Fund accounts for its investments using the equity method of accounting.
Under the equity method of accounting, the partnership adjusts its investment
cost for its share of each Operating Partnership's results of operations and
for any distributions received or accrued.  However, the
Partnership
recognizes individual operating losses only to the extent of capital
contributions.  Excess losses are suspended for use in future years to offset
excess income.
                                     44

                         Boston Capital Tax Credit Fund III L.P.

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 September 30,1998
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED


     When comparing the results of operations from the operating partnerships for the six months ended June 30, 1998 and June 30, 1997 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating
Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


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

     During the quarter ended September 30, 1998, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 1998.

(Series 16)  The Fund commenced offering BACs in Series 16 on
July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December
28, 1992.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

     During the quarter ended September 30, 1998, $1,500 of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $143,811 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
16 has invested in as of September 30, 1998.

(Series 17)  The Fund commenced offering BACs in Series 17 on
January 24,
1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

     During the quarter ended September 30, 1998, none of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $370,237 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of September 30, 1998.

(Series 18)  The Fund commenced offering BACs in Series 18 on
June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September
22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

     During the quarter ended September 30, 1998, none of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $263,064 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 1998.

(Series 19).  The Fund commenced offering BACs in Series 19 on
October 8,
1993. Offers and sales of BACs in Series 19 were completed on December 17,
1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating
Partnerships in the
amount of $29,614,506.

     During the quarter ended September 30, 1998, none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $463,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
19 has invested in as of September 30, 1998.

Results of Operations
---------------------
     As of September 30, 1998 and 1997 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating
Partnership is eligible for the

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

     The results of operations for future periods are likely to vary from those for the period ended September 30, 1998. The losses from Operating
Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating
Partnerships are in the lease-up phase.

     The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships. The fund management fees incurred for the quarter ended
September 30, 1998 for Series 15, Series 16, Series 17, Series 18 and Series
19 were $131,763, $162,005, $138,342, $80,434, and $100,587
respectively.

     The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating
Partnerships have been
and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15)  As of September 30, 1998 and 1997, the average
qualified
occupancy for the series was 100% for both years.  The series had
a
total of 68 properties at September 30, 1998, 68 of which were at
100%
qualified occupancy.

     For the six months being reported Series 15 reflects a net loss from
Operating Partnerships of $1,338,100. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $533,134. This is an interim period estimate; it is not necessarily indicative of the final year end results.





     The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of September 30, 1998 was 89%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. All indications are that, despite a difficult marketplace, the property is competing effectively. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

     The Operating General Partner of Hidden Cove Apartments (Hidden Cove) is funding the capital improvements plan established by the new management company. As of the end of September occupancy was at 95%. Once the repairs are completed and operations have stabilized the Operating General Partner will approach the first mortgage holder with a refinancing plan.

     The Operating General Partner and the management company of School Street I Limited Partnership (School Street Apts. I) were removed and replaced during 1997. In the transition, occupancies suffered and as a result, a leasing agent and new management company were hired by the new Operating General Partner to rent the vacant units. Due to the unresponsiveness of the management company, a fourth management company was hired in October 1998. Occupancy was at approximately 79% in October 1998. It is anticipated that all units will be fully leased within the next three months. In addition, a refinancing application has been filed with the state housing agency, in hopes to further improve operations. Any capital needs are anticipated to be addressed as part of the refinancing package.

(Series 16) As of September 30, 1998 and 1997, the average qualified occupancy for the series was 99.6% for both years. The series had a total of 64 properties at September 30, 1998. Out of the total, 61 had 100%
qualified occupancy.

     For the six months being reported Series 16 reflects a net loss from
Operating Partnerships of $1,873,261. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$404,467. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     The Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II (Mariner's Pointe Apartment and Mariners's Pointe Apartments II) pledged his general partner interest to an unaffiliated lending institution in violation of the Operating Partnership Agreement. As this was a violation of the terms of the agreement, the Operating General Partner and the management company were removed and replaced during 1997. The property operated with deficits during 1997 due to vacancies, uncollected rents and high operating expenses. The new management company continues to focus on reducing the property's operating expenses and reducing vacancies.

However, the property has not been operating profitably in the second half of 1998. The Operating General Partner will be monitoring the situation with the management company. In addition the Operating General Partner will be filing refinancing applications with the lender by year-end to further improve operations

(Series 17) As of September 30, 1998 and 1997, the average qualified occupancy for the series was 99.7% for both years. The series had a total of 49 properties at September 30, 1998. Out of the total
48 had 100%
qualified occupancy.

     For the six months being reported Series 17 reflects a net loss from
Operating Partnerships of $1,677,286. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $427,441. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Annadale Housing Partners (Annadale Apartments) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income to be generated to cover the operational expenses. The Operating General Partner has initiated loan restructure discussions with the first lender. The Investment General Partner continues to monitor this situation closely. Occupancy is at 95% as of September 30, 1998.

      The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of September 30, 1998 was 89%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. All indications are that, despite a difficult marketplace, the property is competing effectively. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

     The property owned by California Investors VI L.P. (Orchard
Park) continues to suffer from physical occupancy issues. Occupancy at September 30, 1998 was at 85%. The occupancy problem appears to be related to the marketplace, but the management company has replaced the site manager in hopes that changes in personnel will stimulate new interest in the property. The management company continues to be aggressive with marketing the property and conducting active outreach. The Operating General Partner, with the assistance of a consultant, is developing a new marketing campaign, which will be implemented during the November 1998. The curb appeal of the property has improved with capital repairs completed during 1997.

(Series 18) As of September 30, 1998 and 1997 the average qualified occupancy for the series was 100%, for both years. The series had a total of 34 properties at September 30, 1998, out of the total all had 100% qualified occupancy.

     For the six months being reported Series 18 reflects a net loss from
Operating Partnerships of $1,085,663. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$285,077. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but recently a judgement was issued by which the Operating Partnership would receive an appropriate quit claim deed and other title related documents confirming the Operating Partnership's interest in the disputed property. The appropriate title information has been received by the Operating General Partner and is in the process of execution. The delivery of these documents will remove any uncertainty as to the partnership's possession of the land.

 (Series 19) As of September 30, 1998 and 1997 the average qualified occupancy for the series was 99.8%, and 100%, respectively. The series had a total of 26 properties at September 30, 1998, 25 of which were at 100% qualified occupancy.

     For the six months being reported Series 19 reflects a net loss from
Operating Partnerships of $1,480,094. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$484,505. This is an interim period estimate; it is not necessarily indicative of the final year end results.






















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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates
III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  November 19, 1998          By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal
Financial
                                     Officer

























