Form 10-Q
period 1998-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1999-02-18
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  December 31, 1998
                                    -----------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED December 31, 1998
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                             December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
------------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $110,986,281
$121,032,270

OTHER ASSETS
Cash and cash equivalents                      2,162,961
1,653,522
Investments                                    2,421,463
2,970,867
Notes receivable                               1,364,322
2,056,333
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,606,142
1,681,137
Organization costs, net of
  accumulated amortization (Note B)                9,573
67,358
Other assets                                   2,255,801
1,728,300
                                             -----------
-----------
                                            $120,806,543
$131,189,787
                                             ===========
===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $    112,762        $
4,553
Accounts payable affiliates                   10,959,121
8,703,412
Capital contributions payable (Note D)         2,025,482
2,726,063
                                             -----------
-----------
                                              13,097,365
11,434,028
                                             -----------
-----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of December 31, 1998       108,521,745
120,447,861
General Partner                                 (812,567)
(692,102)
                                             -----------
-----------
                                             107,709,178
119,755,759
                                             -----------
-----------
                                            $120,806,543
$131,189,787
                                             ===========
===========

       The accompanying notes are an integral part of these
statements.
                                     1

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15

----------------------------
                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $14,492,103
$16,246,406

OTHER ASSETS
Cash and cash equivalents                      349,183
156,717
Investments                                    128,028
125,000
Notes receivable                                32,170
110,000
Deferred acquisition costs,
  net of accumulated amortization (Note B)     249,652
257,535
Organization costs, net of
  accumulated amortization (Note B)                  -
-
Other assets                                   714,964
473,086
                                            ----------
----------
                                           $15,966,100
$17,368,744
                                            ==========
==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     1,146      $
1,145
Accounts payable affiliates                  2,993,107
2,360,745
Capital contributions payable (Note D)          32,922
32,922
                                            ----------
----------
                                             3,027,175
2,394,812
                                            ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of December 31, 1998      13,142,207
15,156,864
General Partner                               (203,282)
(182,932)
                                            ----------
----------
                                            12,938,925
14,973,932
                                            ----------
----------
                                           $15,966,100
$17,368,744
                                            ==========
==========

         The accompanying notes are an integral part of these
statements.
                                     2

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                      SERIES 16

----------------------------
                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $28,223,602
$30,777,843

OTHER ASSETS
Cash and cash equivalents                        259,963
199,558
Investments                                      895,965
1,000,758
Notes receivable                                       -
-
Deferred acquisition costs
  net of accumulated amortization (Note B)       400,233
412,871
Organization costs, net of
  accumulated amortization (Note B)                    -
-
Other assets                                     125,431
72,210
                                              ----------
----------
                                             $29,905,194
$32,463,240
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $
-
Accounts payable affiliates                    2,754,071
2,235,091
Capital contributions payable (Note D)           143,811
145,311
                                              ----------
----------
                                               2,897,882
2,380,402
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of December 31, 1998        27,203,847
30,248,618
General Partner                                 (196,535)
(165,780)
Unrealized gain (loss) on securities
  available for sale, net                              -
-
                                              ----------
----------
                                              27,007,312
30,082,838
                                              ----------
----------
                                             $29,905,194
$32,463,240
                                              ==========
==========

       The accompanying notes are an integral part of these
statements.
                                     3

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                       SERIES 17

----------------------------
                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $25,255,894
$27,762,778

OTHER ASSETS
Cash and cash equivalents                        402,948
388,024
Investments                                            -
-
Notes receivable                               1,332,152
1,409,982
Deferred acquisition costs
  net of accumulated amortization (Note B)       338,210
373,197
Organization costs, net of
  accumulated amortization (Note B)                    -
10,804
Other assets                                   1,314,763
1,121,814
                                              ----------
----------
                                             $28,643,967
$31,066,599
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $   108,208     $
-
Accounts payable affiliates                    2,668,701
2,159,306
Capital contributions payable (Note D)         1,367,195
1,367,195
                                              ----------
----------
                                               4,144,104
3,526,501
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of December 31, 1998        24,684,543
27,694,376
General Partner                                 (184,680)
(154,278)
                                              ----------
----------
                                              24,499,863
27,540,098
                                              ----------
----------
                                             $28,643,967
$31,066,599
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                      SERIES 18

----------------------------
                                            December 31,
March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $19,865,282
$20,921,603

OTHER ASSETS
Cash and cash equivalents                        474,883
301,444
Investments                                      130,531
474,000
Notes receivable                                       -
536,351
Deferred acquisition costs,
  new of accumulated amortization (Note B)       272,009
280,569
Organization costs, net of
  accumulated amortization (Note B)                    -
18,772
Other assets                                      53,742
44,622
                                              ----------
----------
                                             $20,796,447
$22,577,361
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $         -     $
-
Accounts payable affiliates                    1,334,502
1,048,041
Capital contributions payable (Note D)            18,554
717,635
                                              ----------
----------
                                               1,353,056
1,765,676
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of December 31, 1998        19,559,184
20,913,795
General Partner                                 (115,793)
(102,110)
                                              ----------
----------
                                              19,443,391
20,811,685
                                              ----------
----------
                                             $20,796,447
$22,577,361
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     5

                 Boston Capital Tax Credit Fund III L.P.
 ,
                                BALANCE SHEETS

                                                      SERIES 19

----------------------------
                                      December 31,      March 31,
                                                1998
1998
                                             (Unaudited)
(Audited)
ASSETS                                      ------------
----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                        $23,149,400
$25,323,640

OTHER ASSETS
Cash and cash equivalents                        675,984
607,779
Investments                                    1,266,939
1,371,109
Notes receivables                                      -
-
Deferred acquisition costs,
  net of accumulated amortization (Note B)       346,038
356,965
Organization costs, net of
  accumulated amortization (Note B)                9,573
37,782
Other assets                                      46,901
16,568
                                              ----------
----------
                                             $25,494,835
$27,713,843
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                          $     3,408     $
3,408
Accounts payable affiliates                    1,208,740
900,229
Capital contributions payable (Note D)           463,000
463,000
                                              ----------
----------
                                               1,675,148
1,366,637
                                              ----------
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of December 31, 1998        23,931,964
26,434,208
General Partner                                 (112,277)
(87,002)
                                              ----------
----------
                                              23,819,687
26,347,206
                                              ----------
----------
                                             $25,494,835
$27,713,843
                                              ==========
==========

     The accompanying notes are an integral part of these
statements.
                                     6

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                              (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                       $    53,901   $    40,369
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                  (2,889,612)
(3,619,421)
                                         ----------    ----------

Expenses
  Professional fees                          14,922         7,631
  Fund management fee (Note C)              587,164       612,837
  Amortization                               37,796        55,405
  General and administrative expenses        32,300        81,103
                                         ----------    ----------
                                            672,182       756,976
                                         ----------    ----------

  NET LOSS                              $(3,507,893)
$(4,336,028)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(3,472,814)
$(4,292,668)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (35,079)  $
(43,360)
                                         ==========    ==========

Net loss per BAC                        $      (.76)  $
(.97)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                     7

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended December 31,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                              $ 171,668     $
168,032
                                                --------
--------

Share of loss from Operating
  Partnerships                                  (614,979)
(687,339)
                                                --------
--------

Expenses
  Professional fees                               10,966
1,293
  Fund management fee (Note C)                   121,266
132,377
  Amortization                                     2,628
2,628
  General and administrative expenses              5,483
14,934
                                                --------
--------
                                                 140,343
151,232
                                                --------
--------

  NET LOSS                                     $(583,654)
$(670,539)
                                                ========
========

Net loss allocated to limited
  partners                                     $(577,817)
$(663,834)
                                                ========
========

Net loss allocated to general
  partner                                      $  (5,837)    $
(6,705)
                                                ========
========

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




        The accompanying notes are an integral part of these
statements.
                                     8

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                             $  (9,618)  $
(16,438)
                                               --------     -
--------

Share of loss from Operating
  Partnerships                                 (727,184)
(828,356)
                                               --------     -
--------

Expenses
  Professional fees                                 632
2,080
  Fund management fee (Note C)                  170,151
155,976
  Amortization                                    4,213
15,370
  General and administrative expenses             9,444
20,270
                                               --------     -
--------
                                                184,440
193,696
                                               --------     -
--------

  NET LOSS                                    $(921,242)
$(1,038,490)
                                               ========
==========

Net loss allocated to limited
  partners                                    $(912,030)
$(1,028,105)
                                               ========
==========

Net loss allocated to general
  partner                                     $  (9,212)  $
(10,385)
                                               ========
==========

Net loss per BAC                              $    (.16)  $
(.19)
                                               ========
==========




       The accompanying notes are an integral part of these
statements.
                                     9

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended December 31,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1998
1997
                                               ------
------
Income
  Interest income                           $   (50,809)    $
(50,304)
                                             ----------      --
--------

Share of loss from Operating
  Partnerships                                 (838,567)
(900,456)
                                             ----------      --
--------

Expenses
  Professional fees                               2,444
1,627
  Fund management fee (Note C)                  126,864
137,942
  Amortization                                   11,662
13,820
  General and administrative expenses             6,345
15,832
                                             ----------      --
--------
                                                147,315
169,221
                                             ----------      --
--------

  NET LOSS                                  $(1,036,691)
$(1,119,981)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,026,324)
$(1,108,781)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (10,367)    $
(11,200)
                                             ==========
==========

Net loss per BAC                            $      (.21)    $
(.22)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                     10

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended December 31,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $ (38,108)    $
(37,433)
                                               --------
--------

Share of loss from Operating
  Partnerships                                        -
(635,372)
                                               --------
--------

Expenses
  Professional fees                                 412
200
  Fund management fee (Note C)                   73,119
90,778
  Amortization                                    6,248
10,542
  General and administrative expenses             5,709
14,105
                                               --------
--------
                                                 85,488
115,625
                                               --------
--------

  NET LOSS                                    $(123,596)
$(788,430)
                                               ========
========

Net loss allocated to limited
  partners                                    $(122,360)
$(780,546)
                                               ========
========

Net loss allocated to general
  partner                                     $  (1,236)    $
(7,884)
                                               ========
========

Net loss per BAC                              $    (.03)    $
(.22)
                                               ========
========




       The accompanying notes are an integral part of these
statements.
                                      11

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Three Months Ended December 31,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                             $ (19,232)    $
(23,488)
                                               --------
--------

Share of loss from Operating
  Partnerships                                 (708,882)
(567,898)
                                               --------
--------

Expenses
  Professional fees                                 468
2,431
  Fund management fee (Note C)                   95,764
95,764
  Amortization                                   13,045
13,045    General and administrative expenses               5,319
15,962
                                               --------
--------
                                                114,596
127,202
                                               --------
--------

  NET LOSS                                    $(842,710)
$(718,588)
                                               ========
========

Net loss allocated to limited
  partners                                    $(834,283)
$(711,402)
                                               ========
========

Net loss allocated to general
  partner                                     $  (8,427)    $
(7,186)
                                               ========
========

Net loss per BAC                              $    (.21)    $
(.17)
                                               ========
========





       The accompanying notes are an integral part of these
statements.
                                     12



                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)



                                             1998         1997
                                             ----         ----

Income
  Interest income                      $    183,145  $    132,299
                                         ----------    ----------

Share of loss from Operating
  Partnerships (Note D)                 (10,020,693)
(10,105,640)
                                         ----------    ----------

Expenses
  Professional fees                         191,599       119,153
  Fund management fee (Note C)            1,761,133     1,678,185
  Amortization                              132,781       166,215
  General and administrative expenses       123,520       304,979
                                         ----------    ----------
                                          2,209,033     2,268,532
                                         ----------    ----------

  NET LOSS                             $(12,046,581)
$(12,241,873)
                                         ==========   ===========

Net loss allocated to limited
, , partners                           $(11,926,115)
$(12,119,454)
                                         ==========   ===========

Net loss allocated general
  partner                              $   (120,466) $
(122,419)
                                         ==========   ===========

Net loss per BAC                       $      (2,67) $
(2.77)
                                         ==========   ===========




       The accompanying notes are an integral part of these
statements.
                                    13

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Nine Months Ended December 31,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $   176,643   $
170,256
                                              ----------    --
--------

Share of loss from Operating
  Partnerships                                (1,753,429)
(2,098,823)
                                              ----------    --
--------

Expenses
  Professional fees                               57,272
51,002
  Fund management fee (Note C)                   369,967
368,360
  Amortization                                     7,884
7,884
  General and administrative expenses             23,098
37,970
                                              ----------    --
--------
                                                 458,221
465,216
                                              ----------    --
--------

  NET LOSS                                   $(2,035,007)
$(2,393,783)
                                              ==========
==========

Net loss allocated to limited
  partners                                   $(2,014,657)
$(2,369,845)
                                              ==========
==========

Net loss allocated to general
  partner                                    $   (20,350)  $
(23,938)
                                              ==========
==========

Net loss per BAC                             $      (.52)  $
(.61)
                                              ==========
==========




        The accompanying notes are an integral part of these
statements.
                                    14

                 Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1998
1997
                                                  ----
----
Income
  Interest income                            $   36,435    $
8,109
                                              ---------     -
--------

Share of loss from Operating
  Partnerships                               (2,553,171)
(2,389,351)
                                             ----------    --
--------

Expenses
  Professional fees                              44,670
775
  Fund management fee (Note C)                  468,845
477,807
  Amortization                                   12,638
46,110
  General and administrative expenses            32,637
112,206
                                             ----------    --
--------
                                                558,790
636,898
                                             ----------    --
--------

  NET LOSS                                  $(3,075,526)
$(3,018,140)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(3,044,771)
$(2,987,959)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (30,755)  $
(30,181)
                                             ==========
==========

Net loss per BAC                            $      (.56)  $
(.55)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                    15

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Nine Months Ended December 31,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $   (47,254)    $
(42,551)
                                             ----------      --
--------

Share of loss from Operating
  Partnerships                               (2,499,080)
(2,143,853)
                                             ----------
----------

Expenses
  Professional fees                              38,153
36,593
  Fund management fee (Note C)                  383,373
394,766
  Amortization                                   45,791
41,459
  General and administrative expenses            26,584
43,180
                                             ----------
----------
                                                493,901
515,998
                                             ----------
----------

  NET LOSS                                  $(3,040,235)
$(2,702,402)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(3,009,833)
$(2,675,378)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (30,402)    $
(27,024)
                                             ==========
==========

Net loss per BAC                            $      (.60)    $
(.54)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                     16

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Nine Months Ended December 31,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $   (12,574)   $
(21,880)
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (1,040,838)
(1,770,508)
                                             ----------    --
--------

Expenses
  Professional fees                              26,761
677
  Fund management fee (Note C)                  242,260
264,345
  Amortization                                   27,332
31,626
  General and administrative expenses            18,529
65,099
                                             ----------    --
--------
                                                314,882
361,747
                                             ----------    --
--------

  NET LOSS                                  $(1,368,294)
$(2,154,135)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(1,354,611)
$(2,132,594)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (13,683)  $
(21,541)
                                             ==========
==========

Net loss per BAC                            $      (.37)  $
(.59)
                                             ==========
==========




       The accompanying notes are an integral part of these
statements.
                                      17

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                  Nine Months Ended December 31,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1998
1997
                                                 ----
----
Income
  Interest income                           $    29,895   $
18,365
                                             ----------    --
--------

Share of loss from Operating
  Partnerships                               (2,174,175)
(1,703,105)
                                             ----------    --
--------

Expenses
  Professional fees                              24,743
30,106
  Fund management fee (Note C)                  296,688
172,907
  Amortization                                   39,136
39,136    General and administrative expenses              22,672
46,524
                                             ----------    --
--------
                                                383,239
288,673
                                             ----------    --
--------

  NET LOSS                                  $(2,527,519)
$(1,973,413)
                                             ==========
==========

Net loss allocated to limited
  partners                                  $(2,502,244)
$(1,953,679)
                                             ==========
==========

Net loss allocated to general
  partner                                   $   (25,275)  $
(19,734)
                                             ==========
==========

Net loss per BAC                            $      (.62)  $
(.48)
                                             ==========
==========





       The accompanying notes are an integral part of these
statements.
                                     18

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Nine Months Ended December 31, 1998
                             (Unaudited)

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
$119,755,759

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -            -             -
-


Net income (loss)    (11,926,115)    (120,466)            -
(12,046,581)
                     -----------     --------     ---------
-----------

Partners' capital
 (deficit),
 December 31, 1998  $108,521,746    $(812,568)   $        -
$107,709,178
                     ===========     ========     =========
===========















       The accompanying notes are an integral part of these
statements.
                                     19

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
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
$14,973,932

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (2,014,657)      (20,350)              -
(2,035,007)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
December 31, 1998  $13,142,207    $ (203,282)    $         -
$12,938,925
                    ==========      ========      ==========
==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1998     $30,248,618    $ (165,780)    $          -
$30,082,838

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (3,044,771)      (30,755)              -
(3,075,526)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
December 31, 1998  $27,203,847    $ (196,535)    $         -
$27,007,312
                    ==========      ========       =========
==========

        The accompanying notes are an integral part of these
statements.
                                     20

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Nine Months Ended December 31, 1998
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
$27,540,098

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (3,009,833)      (30,402)              -
(3,040,235)
                    ----------      --------       ---------
----------
Partners' capital
(deficit),
December 31, 1998  $24,684,543     $(184,680)     $        -
$24,499,863
                    ==========      ========       =========
==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1998     $20,913,795     $(102,110)     $        -
$20,811,685

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (1,354,611)      (13,683)              -
(1,368,294)
                    ----------       -------       ---------
----------
Partners' capital
(deficit),
December 31, 1998  $19,559,184     $(115,793)     $        -
$19,443,391
                    ==========       =======       =========
==========


       The accompanying notes are an integral part of these
statements.
                                     21

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Nine Months Ended December 31, 1998
                                 (Unaudited)



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
$26,347,206

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -               -
-

Net income (loss)   (2,502,244)      (25,275)              -
(2,527,519)
                    ----------      --------      ----------
----------
Partners' capital
(deficit),
December 31, 1998  $23,931,964     $(112,277)    $         -
$(23,819,687)
                    ==========      ========      ==========
==========












    The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                     Nine Months Ended December 31,
                                (Unaudited)



                                             1998
1997
                                             ----
----
Cash flows from operating activities:

    Net loss                             $(12,046,581)
$(12,241,874)
    Adjustments
       Distributions from Operating
         Partnerships                          17,273
-
       Amortization                            97,794
166,215
       Share of loss from Operating
         Partnerships               10,020,693     10,105,640
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses         108,208
(128)
       Decrease (Increase) in accounts
         receivable                          (527,502)
173,329
       Decrease (Increase) in accounts
         payable affiliates                 2,255,716
1,949,005
                                           ----------
----------
         Net cash (used in) provided by
           operating activities               (74,399)
152,187
                                           ----------
----------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                              34,987
-
     Capital contributions paid to
       Operating Partnerships                (692,564)
(507,083)
     Advances to Operating Partnerships       692,011
-
     Investments                              549,404
10,511
                                           ----------     -
---------
         Net cash (used in) provided by
           investing activities               583,838
(496,572)
                                           ----------
----------






                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                               1998
1997
                                               ----
----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                       -
-
                                           ----------
----------
         Net cash (used in) provided by
          financing activity                        -
-
                                           ----------
----------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   509,439
(344,385)
                                           ----------
----------

Cash and cash equivalents, beginning        1,653,522
3,925,707
                                           ----------
----------

Cash and cash equivalents, ending         $ 2,162,961    $
3,581,322
                                           ==========
==========


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








       The accompanying notes are an integral part of these
statements.
                                     24

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 15

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

   Net loss                                $(2,035,007)
$(2,393,783)
    Adjustments
       Distributions from Operating
         Partnerships                              874
3,017
       Amortization                              7,884
7,884
       Share of loss from Operating
         Partnerships                        1,753,429
2,098,823
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -
2
       Decrease (Increase) in accounts
         receivable                           (241,878)
-
       Decrease (Increase) in accounts
         payable affiliates                    632,362
411,038
                                              --------     -
--------
         Net cash (used in) provided by
           operating activities                117,664
126,981
                                              --------     -
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(145,068)
     Advances to Operating Partnerships         77,830
25,000
     Investments                                (3,028)
-
                                              --------     -
--------
         Net cash (used in) provided by
           investing activities                 74,802
(120,068)
                                              --------     -
--------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                                     Series 15

----------------------
                                                1998
1997
                                                ----
----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                              --------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                              --------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                192,466
6,913


Cash and cash equivalents, beginning           156,717
246,845
                                              --------
--------

Cash and cash equivalents, ending            $ 349,183     $
253,758
                                              ========
========

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









     The accompanying notes are an integral part of these
statements.
                                     26

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 16

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(3,075,526)
$(3,018,140)
    Adjustments
       Distributions from Operating
         Partnerships                            1,064
3,098
       Amortization                             12,638
46,110
       Share of loss from Operating
         Partnerships                        2,553,171
2,389,351
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -
-
       Decrease (Increase) in accounts
         receivable                            (53,221)
(28,189)
       Decrease (Increase) in accounts
         payable affiliates                    518,986
518,985
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (42,888)
(88,785)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                             (1,500)
-
     Advances to Operating Partnerships              -
(9,914)
     Investments                               104,793
3,052
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                103,293
(6,862)
                                            ----------
----------







                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)




                                                     Series 16

-----------------------
                                                1998         1997
                                                ----
-----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 60,405
(95,647)


Cash and cash equivalents, beginning           199,558
1,183,424
                                            ----------
----------

Cash and cash equivalents, ending          $   259,963   $
1,087,777
                                            ==========
==========

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








     The accompanying notes are an integral part of these
statements.
                                     28

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 17

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(3,040,235)
$(2,702,402)
    Adjustments
       Distributions from Operating
         Partnerships                            7,804
9,087
       Amortization                             10,804
41,459
       Share of loss from Operating
         Partnerships                        2,499,080
2,143,853
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses          108,208
-
       Decrease (Increase) in accounts
         receivable                           (192,949)
206,079
       Decrease (Increase) in accounts
         payable affiliates                    509,395
424,031
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (97,893)
122,107
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                               34,987
-
     Capital contributions paid to Operating
       Partnerships                                  -
(213,893)
     Advances to Operating Partnerships         77,830
-
     Investments                                     -
-
                                            ----------
----------
         Net cash (used in) provided by
           investing activates                 112,817
(213,893)
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                                    Series 17

------------------------
                                               1998          1997
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 14,924
(91,786)


Cash and cash equivalents, beginning           388,024
539,185
                                            ----------
----------

Cash and cash equivalents, ending          $   402,948   $
447,399
                                            ==========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     30

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 18

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(1,368,294)
$(2,154,135)
    Adjustments
       Distributions from Operating
         Partnerships                            7,466
2,469
       Amortization                             27,332
31,626
       Share of loss from Operating
         Partnerships                        1,040,838
1,770,508
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses                -
(129)
       Decrease (Increase) in accounts
         receivable                             (9,121)
1,191
       Decrease (Increase) in accounts
         payable affiliates                    286,462
286,440
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (15,317)
(62,030)
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                           (691,064)
(38,321)
     Advances to Operating Partnerships        536,351)
-
     Investments                               343,469
1,838
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                188,756
(36,483)
                                            ----------
----------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                      Nine Months Ended December 31,
                                (Unaudited)



                                                      Series 18

-----------------------
                                                1998         1997
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                173,439
(98,513)


Cash and cash equivalents, beginning           301,444
766,409
                                             ---------
----------

Cash and cash equivalents, ending           $  474,883   $
667,896
                                             =========
==========

Supplemental schedule of noncash investing
  and financing activities:
     The Fund has increased its investments
     for unpaid capital contributions due to
     the Operating Partnerships             $        -   $
-
                                             =========
==========









     The accompanying notes are an integral part of these
statements.
                                     32

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Nine Months Ended December 31,
                                 (Unaudited)

                                                    Series 19

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $(2,527,519)
$(1,973,413)
    Adjustments
       Distributions from Operating
         Partnerships                               65
5,065
       Amortization                             39,136
39,136
       Share of loss from Operating
         Partnerships                        2,174,175
1,703,105
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses                -
(1)
       Decrease (Increase) in accounts
         Receivable/ other assets              (30,333)
(5,752)
       Decrease (Increase) in accounts
         payable affiliates                    308,511
308,511
                                            ----------
----------
         Net cash (used in) provided by
           operating activities                (35,965)
76,651
                                            ----------
----------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(147,623)
     Advances to Operating Partnerships              -
-
     Investments                               104,170
5,621
                                            ----------
----------
         Net cash (used in) provided by
           investing activities                104,170
(142,002)
                                            ----------    -
---------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Nine Months Ended December 31,
                                (Unaudited)




                                                   Series 19

------------------------
                                              1998          1997
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                            ----------
----------
         Net cash (used in) provided by
           financing activity                        -
-
                                            ----------
----------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 68,205
(65,351)


Cash and cash equivalents, beginning           607,779
1,189,843
                                            ----------
----------

Cash and cash equivalents, ending          $   675,984   $
1,124,492
                                            ==========
==========

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






     The accompanying notes are an integral part of these
statements.
                                     34

                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 1998
                                (Unaudited)


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

                             December 31, 1998
                                (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of December 31, 1998 and for the three and nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investment Securities
---------------------
     The Fund has determined that all of it's investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise.
These
securities are carried at approximate fair market value.

     The amortized cost of securities available for sale as of December 31, 1998 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                -----------
  Due in one year or less       $2,421,463

  Due after one year                     -
                                 ---------
  Total                         $2,421,463
                                 =========

The fair market value of the securities is $2,421,463.

                  Boston Capital Tax Credit Fund III L.P.

                             December 31, 1998
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

     Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
     The Fund amortizes organizational costs over 60 months. As of December 31, 1998 and 1997 the Fund has accumulated organization amortization totaling
$924,855 and $826,967 respectively. The breakdown of accumulated organization amortization within the Fund as of December 31, 1998 and 1997 is as follows:

                               1998           1997
                               ----           ----
              Series 15      $167,077       $167,077
              Series 16       227,909        216,752
              Series 17       205,888        186,881
              Series 18       150,296        123,835
              Series 19       173,685        132,422
                              -------        -------
                             $924,855       $826,967
                              =======        =======

     On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 1998 the Fund has accumulated unallocated acquisition amortization totaling $262,197. The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 1998 for Series 15, Series 16, Series 17, Series 18, and
Series 19 is $39,518, $63,195, $42,930, $89,540 and $52,011,
respectively.

NOTE C - RELATED PARTY TRANSACTIONS

     The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) as follows:

     Boston Capital Partners, Inc. is entitled to asset
acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interests in the Operating Partnerships.   Prior
to the quarter
ended December 31, 1998 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                             December 31, 1998
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

     An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership). The fund management fees accrued for the quarter ended December 31, 1998 and 1997 are as follows:

                               1998            1997
                               ----            ----
              Series 15      $137,013       $137,013
              Series 16       172,995        172,995
              Series 17       141,342        141,347
              Series 18        95,487         95,487
              Series 19       102,837        102,837
                              -------        -------
                             $649,674       $649,679
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

     At December 31, 1998 and 1997, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating
Partnerships within the Fund at December 31, 1998 and 1997 is as follows:



                Series 15             68
                Series 16             64
                Series 17             49
                Series 18             34
                Series 19             26
                                     ---
                                     241
                                     ===

                  Boston Capital Tax Credit Fund III L.P.

                            December 31, 1998
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

     Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 1998 and 1997 are as follows:

                                 1998           1997
                                 ----           ----
              Series 15       $   32,922    $    34,528
              Series 16          143,811        145,311
              Series 17        1,367,195      1,619,079
              Series 18           18,554        717,634
              Series 19          463,000        684,180
                               ---------     ----------
                              $2,025,482    $ 3,200,732
                               =========     ==========

     The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1998.

                 Boston Capital Tax Credit Fund III L.P.

                          December 31, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Nine months ended September 30,
                             (Unaudited)

                                                 Series 15

---------------------------
                                          1998             1997
                                          ----             ----
Revenues
   Rental                             $ 7,129,846      $
7,057,435
   Interest and other                     360,905
354,959
                                        ---------
---------
                                        7,490,751
7,412,394
                                        ---------
---------
Expenses
  Interest                              2,125,796
2,304,960
  Depreciation and amortization         2,815,661
3,008,366
  Operating expenses                    4,562,959
4,342,971
                                        ---------
---------
                                        9,504,416
9,656,297
                                        ---------
---------

          NET LOSS                    $(2,013,665)
$(2,243,903)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,753,429)
$(2,098,823)
                                        =========
=========

Net loss allocated to other
  partners                            $   (20,137)     $
(22,439)
                                        =========
=========

Net loss suspended                    $  (240,099)     $
(122,641)
                                        =========
=========

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

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                              (Unaudited)

                                                Series 16

--------------------------
                                           1998             1997
                                           ----             ----
 Revenues
   Rental                             $ 9,194,077      $
9,194,168
   Interest and other                     713,264
690,191
                                       ----------
----------
                                        9,907,341
9,884,359
                                       ----------
----------
Expenses
  Interest                              3,153,195
3,141,090
  Depreciation and amortization         3,396,748
3,448,529
  Operating expenses                    5,982,373
5,708,225
                                       ----------
----------
                                       12,532,316
12,297,844
                                       ----------
----------

          NET LOSS                    $(2,624,975)
$(2,413,485)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(2,553,171)
$(2,389,351)
                                       ==========
==========

Net loss allocated to other
  partners                            $   (26,250)     $
(24,134)
                                       ==========
==========

Net loss suspended                    $   (45,554)     $
-
                                       ==========
==========

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

                 Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              December 31, 1998
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Nine Months ended September 30,
                             (Unaudited)

                                                  Series 17

--------------------------
                                          1998             1997
 Revenues                                 ----             ----

   Rental                             $ 8,198,413      $
8,838,373
   Interest and other                     423,235
408,674
                                       ----------
---------
                                        8,621,648
9,247,047
                                       ----------
---------
Expenses
  Interest                              3,046,408
3,440,939
  Depreciation and amortization         3,203,030
2,978,359
  Operating expenses                    4,896,534
4,993,255
                                       ----------
---------
                                       11,145,972
11,412,553
                                       ----------
---------

          NET LOSS                    $(2,524,324)
$(2,165,506)
                                       ==========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(2,499,080)
$(2,143,853)
                                       ==========
=========

Net loss allocated to other
  partners                            $   (25,244)     $
(21,653)
                                       ==========
=========


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


                               42

                Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                    December 31, 1998
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Nine months ended September 30,
                          (Unaudited)

                                                  Series 18

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 4,598,802
$4,534,379
   Interest and other                     175,593
215,890
                                        ---------
---------
                                        4,774,395
4,750,269
                                        ---------
---------
Expenses
  Interest                              1,661,453
1,683,869
  Depreciation and amortization         2,058,573
2,123,294
  Operating expenses                    2,679,420
2,731,498
                                        ---------
---------

                                        6,399,446
6,538,661
                                        ---------
---------

          NET LOSS                    $(1,625,051)
$(1,788,392)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,563,941)
$(1,770,508)
                                        =========
=========

Net loss allocated to other
  partners                            $   (16,251)      $
(17,884)
                                        =========
=========

Net loss suspended                    $   (44,859)      $
-
                                        =========
=========

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

                                     43
                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          December 31, 1998
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Nine months ended September 30,
                             (Unaudited)

                                                  Series 19

--------------------------
                                           1998             1997
 Revenues                                  ----             ----
   Rental                             $ 6,674,217      $
6,450,265
   Interest and other                     235,939
223,451
                                        ---------
---------

                                        6,910,156
6,673,716
                                        ---------
---------
Expenses
  Interest                              2,632,402
2,702,277
  Depreciation and amortization         2,937,007
2,208,069
  Operating expenses                    3,536,883
3,483,678
                                        ---------
---------

                                        9,106,292
8,394,024
                                        ---------
---------

          NET LOSS                    $(2,196,137)
$(1,720,308)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(2,174,175)
$(1,703,105)
                                        =========
=========

Net loss allocated to other
  partners                            $   (21,962)     $
(17,203)
                                        =========
=========

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

                         Boston Capital Tax Credit Fund III L.P.

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 December 31, 1998
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED


     When comparing the results of operations from the operating partnerships for the nine months ended September 30, 1998 and September 30, 1997 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


NOTE E - TAXABLE LOSS

     The Fund's taxable loss for the year ended December 31, 1998 is expected to differ from its loss for financial reporting purposes for the year end March 31, 1999. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.





















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

     During the quarter ended December 31, 1998, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 1998.

(Series 16)  The Fund commenced offering BACs in Series 16 on
July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December
28, 1992.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

     During the quarter ended December 31, 1998, $1,500 of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $143,811 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
16 has invested in as of December 31, 1998.

(Series 17)  The Fund commenced offering BACs in Series 17 on
January 24,
1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

     During the quarter ended December 31, 1998, none of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $402,948 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of December 31, 1998.

(Series 18)  The Fund commenced offering BACs in Series 18 on
June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September
22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

     During the quarter ended December 31, 1998, 536,350 of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 1998.

(Series 19).  The Fund commenced offering BACs in Series 19 on
October 8,
1993. Offers and sales of BACs in Series 19 were completed on December 17,
1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating
Partnerships in the
amount of $29,614,506.

     During the quarter ended December 31, 1998, none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $463,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
19 has invested in as of December 31, 1998.




Results of Operations
---------------------
     As of December 31, 1998 and 1997 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating
Partnership is eligible for the

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

     The results of operations for future periods are likely to vary from those for the period ended December 31, 1998. The losses from Operating
Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating
Partnerships are in the lease-up phase.

     The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships. The fund management fees incurred for the quarter ended
December 31, 1998 for Series 15, Series 16, Series 17, Series 18 and Series
19 were $121,266, $170,151, $126,864, $73,119, and $95,764
respectively.

     The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating
Partnerships have been
made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15)  As of December 31, 1998 and 1997, the average
qualified
occupancy for the series was 100% and 99.9%, respectively.  The series had a
total of 68 properties at December 31, 1998, 68 of which were at
100%
qualified occupancy.

     For the nine months being reported Series 15 reflects a net loss from
Operating Partnerships of $2,013,665. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $801,996. This is an interim period estimate; it is not necessarily indicative of the final year end results.





     The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of December 31, 1998 was 95%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

     The Operating General Partner of Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to high operating expenses. The Operating General Partner is funding the capital improvement plan established by the new management company. Average occupancy at the property remains at 95%. At this time, the Operating General Partner is working with the management company to develop the 1999 budget and capital improvement plan. In addition, the Operating General Partner has begun to approach several local lenders regarding refinancing the property's permanent loan.

     The Operating General Partner and the management company of School Street I Limited Partnership (School Street Apts. I) were removed and replaced during 1997. In the transition, occupancies suffered and as a result, a leasing agent and new management company were hired by the new Operating General Partner to rent the vacant units. Due to the unresponsiveness of the management company, a third management company was hired in October 1998. Occupancy was at approximately 81% in December 1998. It is anticipated that all units will be fully leased within the next three months. In addition, a refinancing application has been filed with the state housing agency, in hopes to further improve operations. Any capital needs are anticipated to be addressed as part of the refinancing package. The interest rate was reduced to 7.25% and this rate became effective on January 1, 1999.

(Series 16) As of December 31, 1998 and 1997, the average qualified occupancy for the series was 99.6% for both years. The series had a total of 64 properties at December 31, 1998. Out of the total, 61 had 100%
qualified occupancy.

     For the nine months being reported Series 16 reflects a net loss from
Operating Partnerships of $2,624,975. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$771,773. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     The Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II (Mariner's Pointe Apartment and Mariners's Pointe Apartments II) pledged his general partner interest to an unaffiliated lending institution in violation of the Operating Partnership Agreement. As this was a violation of the terms of the agreement, the Operating General Partner and the management company were removed and replaced during 1997. The property operated with deficits during 1997 due to vacancies, uncollected rents and high operating expenses. The new management company continues to focus on reducing the property's operating expenses and reducing vacancies. The Operating General Partner will be monitoring the situation with the management company. To further reduce costs the Operating General Partner is negotiating with the lender to restructure the property's debt. Debt restructure would include a new second mortgage to fund capital needs, any debt restructure will require the Investment Limited Partner's approval. Occupancy has slipped from 100% to 93% during 1998.

(Series 17) As of December 31, 1998 and 1997, the average qualified occupancy for the series was 99.7% for both years. The series had a total of 49 properties at December 31, 1998. Out of the total 48 had 100%
qualified occupancy.

     For the nine months being reported Series 17 reflects a net loss from
Operating Partnerships of $2,524,324. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $678,706. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Although occupancy has stabilized, economic factors relevant to the marketplace prevent the necessary rental income to be generated to cover the operational expenses. The rental rates at the property were increased during the last quarter of 1998. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. The Investment General Partner continues to monitor this situation closely. Occupancy is at 92% as of December 31, 1998.

      The physical occupancy of California Investors VII Limited Partnership (Summit Ridge Apartments/Longhorn Pavillion) as of December 31, 1998 was 95%. The property had previously suffered operational difficulties due to more expensive debt and high expenses. As a result of a diligent effort to control costs, the property has generated a positive operational cash flow year-to-date. The Operating General Partner is optimistic about the continued positive prospects for this property.

     The property owned by California Investors VI L.P. (Orchard
Park) continues to suffer from physical occupancy issues. Occupancy at December 31, 1998 was at 88%. The occupancy problem appears to be related to the marketplace, but the management company has replaced the site manager in hopes that changes in personnel will stimulate new interest in the property. The management company continues to be aggressive with marketing the property and conducting active outreach. The Operating General Partner, with the assistance of a consultant, has developed a new marketing campaign, which was implemented during the last quarter of 1998. In addition, a large recreation facility is expected to be built adjacent to the property at the end of 1999. Once this park is opened, it is expected to enhance the appeal of Orchard Park Apartments to families.

(Series 18) As of December 31, 1998 and 1997 the average qualified occupancy for the series was 100%, for both years. The series had a total of 34 properties at December 31, 1998, out of the total all had 100% qualified occupancy.

     For the nine months being reported Series 18 reflects a net loss from
Operating Partnerships of $1,625,051. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$433,522. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but recently a judgement was issued by which the Operating Partnership would receive an appropriate quit claim deed and other title related documents confirming the Operating Partnership's interest in the disputed property. The appropriate title information has been received by the delivery of these documents and will remove any uncertainty as to the Operating Partnership's possession of the land. Additionally, occupancy started to drop in the fourth quarter of 1998, with a year-end physical occupancy of 78%. At this time, the Investment General Partner is working with the Operating General Partner to select a new management company.

 (Series 19) As of December 31, 1998 and 1997 the average qualified occupancy for the series was 99.8%, and 99.9%, respectively. The series had a total of 26 properties at December 31, 1998, 25 of which were at 100% qualified occupancy.

     For the nine months being reported Series 19 reflects a net loss from
Operating Partnerships of $2,196,137. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$740,870. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Year 2000
---------
     As previously stated in the Fund's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions. The majority of Boston Capital's systems are "Y2K" compliant. For all remaining systems we have contacted the vendors to provide us with the necessary upgrades and replacements. Boston Capital is committed to ensuring that the "Y2K" issue will have no impact on our investors.








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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates
III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  February 18, 1998          By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal
Financial
                                     Officer

























