Form 10-K405
period 1999-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1999-06-30
CIK 879555

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 1999 or
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from           to
                                   -----------  ------------
Commission file number    0-21718
                       --------------
            Boston Capital Tax Credit Fund III L.P.
------------------------------------------------------------------
----
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

                BOSTON CAPITAL TAX CREDIT FUND III L.P.
                        Form 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED March 31, 1999

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

     As of March 31, 1999 the Fund had invested in 68 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 49
Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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























                                    3

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1999

                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
April Gardens  Las Piedras,
Apts. III      PR       32  $1,467,152   9/92    5/93     100%  $
279,823

Autumwood      Keysville,
Heights        VA       40   1,341,943   8/92     1/93    100%
256,700

Barton Village Arlington,
Apartments     GA       18     509,968  10/92     3/93    100%
101,154

Bergen         Bergen,
Meadows        NY       24   1,017,955   7/92     7/92    100%
199,420

Bridlewood     Horse Cave,
Terrace        KY       24     790,185   1/94      1/95   100%
167,679

Brunswick      Lawrenceville,
Commons        VA       24     823,058   3/92      9/92   100%
152,282

Buena Vista
Apartments,    Union,
Phase II       SC       44   1,452,882   3/92      1/92   100%
281,000

Calexico       Calexico,
Senior Apts.   CA       38   1,921,645   9/92      9/92   100%
366,220

Chestnut       Altoona,
Hills Estates  AL       24     739,837   9/92      9/92   100%
146,500

Columbia       Camden,
Heights Apts.  AR       32   1,292,975  10/92      9/93   100%
247,599

Coral Ridge    Coralville,
Apartments     IA      102   2,580,674   3/92     11/92   100%
2,257,827

Country
Meadows        Sioux Falls,
II, III, IV    SD       55   1,322,676   5/92      9/92   100%
1,220,825

Curwensville   Curwensville,
House Apts.    PA       28   1,214,336   9/92      7/93   100%
262,000

Deerfield      Crewe,
Commons        VA       39   1,229,163   4/92      6/92   100%
242,430
                                    4

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
East Park     Dilworth,
Apts. I       MN        24 $   545,000    6/94     1/94  100%  $
406,100

Edgewood
 Apts.        Munfordville,
              KY        24     786,931    6/92     8/92  100%
156,763

Golden Age    Oak Grove,
Apts.         MO        17     404,057     4/92   11/91  100%
84,410

Graham        Graham,
Village Apts. NC        50   1,323,496    10/94    6/95  100%
919,461

Greentree     Utica,
Apts.         OH        24     691,498     4/94   10/75  100%
64,069

Greenwood     Fort Gaines,
Village       GA        24     674,803     8/92    5/93  100%
131,268

Hadley's
Lake          East Machias
Apts.         ME        18   1,039,243     9/92    1/93  100%
291,400

Hammond       Westernport,
Heights Apts. MD        35   1,487,937     7/92    2/93  100%
327,944

Harrisonville Harrisonville,
Properties II MO        24     608,037     3/92   11/91  100%
144,004

Harvest Point Madison,
Apts.         SD        30   1,199,192     3/95   12/94  100%
268,760

Hearthside II Portage,
              MI        60   1,955,378     4/92   11/92  100%
1,153,620

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1999
Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Heron's        Lake Placid,
Landing I      FL      37   $1,204,600  10/92   10/92    100%  $
255,339

Hidden         W. Pittsburg,
Cove           CA      88    2,889,795   2/94    8/88    100%
200,000

Higginsville   Higginsville,
Estates        MO      24      627,343   3/92    3/91    100%
146,111

Kearney        Kearney,
Estates        MO      24      634,038   5/92     1/92   100%
138,103

Lakeside       Lake Village
Apts.          AR      32    1,219,161   8/94     8/95   100%
282,004

Lake View      Lake View,
Green Apts.    SC      24      887,477   3/92     7/92   100%
183,603

Laurelwood
Apartments,    Winnsboro,
Phase II       SC      32    1,068,170   3/92     2/92   100%
229,986

Lebanon
Properties     Lebanon,
III            MO      24      631,971   3/92     2/92   100%
152,171

Lebanon        Spring Grove,
Village II     VA      24      923,976   8/92     2/93   100%
169,000

Lilac Apts.    Leitchfield,
               KY      24      727,279   6/92     7/92   100%
148,015

Livingston     Livingston,
Plaza          TX      24      675,441  12/92    11/93   100%
176,534

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Manning     Manning,
Lane Apts.   SC         42   $1,471,153   8/92   3/93    100%  $
296,436

Marshall    Marshallville,
Lane Apts.   GA         18      553,375   8/92  12/92    100%
114,200

Maryville   Maryville,
Properties   MO         24      718,010   5/92   3/92    100%
156,636

Meadow      Grantsville,
View Apts.   MD         36    1,486,127   5/92   2/93    100%
291,322

Millbrook   Sanford,
Commons      ME         16      920,661   6/92  11/92    100%
227,100

Monark      Van Buren & Barling,
Homes        AR         10      321,367   6/94   3/94    100%
239,800

North
Prairie     Plainwell,
Manor Apts.  MI         28      880,638   9/92   5/93    100%
206,820

North Trail Arkansas City,
Apts.        KS         24      825,097   9/94  12/94    100%
194,118

Oakwood     Century,
Village      FL         39    1,107,899   5/92   5/92    100%
249,374

Osceola      Osceola,
Estates Apts.IA         24      648,846   5/92   5/92    100%
161,325

Payson
Senior       Payson,
Center Apts. AZ         39    1,486,538   8/92   8/92    100%
365,755

Rainier      Mt. Rainier,
Manor Apts.  MD        104    2,665,216   4/92   1/93    100%
1,095,382

Ridgeview    Brainerd,
Apartments   MN         24      861,693   3/92   1/92    100%
165,434

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-
-----------------------------------------------------------------
---------
Rio Mimbres  Deming,
II Apartments NM       24  $   773,150   4/92     4/92     100%
$  149,811

River Chase  Wauchula,
Apts.         FL       47    1,476,656   8/92    10/92     100%
322,944

Rolling
Brook        Algonac,
III Apts.     MI       26      826,416   6/92    11/92     100%
185,632

School St.   Marshall,
Apts.Phase I  WI       24      756,893   4/92     5/92     100%
666,025

Shenandoah   Shenandoah,
Village       PA       34    1,472,020   8/92     2/93     100%
317,136

Showboat     Chesaning,
Manor Apts.   MI       26      795,458   7/92     2/93     100%
178,084

Spring Creek Derby,
II Apts.      KS       50    1,215,379   4/92     6/92     100%
1,060,282

Summit Ridge Palmdale,
Apartments    CA      304    8,863,346  10/92    12/93     100%
5,639,000

Sunset Sq.   Scottsboro,
Apts.         AL       24      740,054   9/92     8/92     100%
143,900

Taylor Mill  Hodgenville,
Apartments    KY       24      767,877   4/92     5/92     100%
173,606

Timmons      Lynchburg,
Village Apts. SC       18      643,336   5/92     7/92     100%
122,450

University   Detroit,
Meadows       MI       53    1,987,105   6/92    12/92     100%
1,676,750

Valatie      Valatie,
Woods         NY       32    1,370,716   6/92     4/92     100%
277,600

          Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Village      Healdton,
Woods         OK       24  $   701,472  8/94   12/94      100%  $
173,616

             Urb. Corales
Villas       de Hatillo,
Del Mar       PR       32    1,464,361  8/92    8/92      100%
307,200

Virgen del
Pozo Garden  Sabana Grande,
Apts.         PR       70    3,333,018  8/92    7/93      100%
772,550

Weedpatch    Weedpatch,
Country Apts. CA       36    1,972,202  1/94    9/94      100%
461,197

Whitewater   Ideal,
Village Apts. GA       18      526,243  8/92   11/92      100%
108,000

Wood Park    Arcadia,
Pointe        FL       36    1,168,443  6/92    5/92      100%
243,672

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1999


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
1413
Leavenworth  Omaha,
Apts.          NE      60  $1,610,000   12/92   3/93      100%
$1,287,526

Abbey        Nixa,
Orchards Apts. MO      48   1,505,525    3/94   6/94      100%
1,163,875

Abbey
Orchards     Nixa,
Apts.II        MO      56   1,084,180    8/94   7/94      100%
1,137,750

Bernice      Bernice,
Villa Apts.    LA      32     954,749    5/93  10/93      100%
200,476

Branch River Wakefield,
Commons Apts.  NH      24   1,258,427    9/92   2/93      100%
246,105

Brunswick    Lawrenceville,
Manor Apts.    VA      40   1,417,258    2/94   7/94      100%
278,519

Canterfield  Denmark,
Manor          SC      20     767,770   11/92   1/93      100%
175,959

Cape Ann
YMCA         Gloucester,
Community Ctr. MA      23     542,480    1/93  12/93      100%
693,132

Carriage     Westville,
Park Village   OK      24     717,913    2/93   7/93      100%
144,714

Cedar        Brown City,
Trace Apts.    MI      16     505,108   10/92   7/93      100%
102,500

Cielo Azul   Aztec,
Apts.          NM      30   1,016,430    5/93   5/93      100%
389,749

Clymer       Clymer,
Park Apts.     PA      32   1,443,250   12/92  11/94      100%
317,428

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Crystal      Davenport,
Ridge Apts.   IA      126   $3,073,433  10/93   2/94      100%  $
3,032,972

Cumberland   Middlesboro,
Woods Apts.   KY       40    1,450,569  12/93  10/94      100%
412,700

Deer Run     Warrenton,
Apts.         NC       31      701,592   8/93   3/93      100%
572,200

Derry Round  Borough of Derry,
House Court   PA       26    1,129,829   2/93   2/93      100%
248,019

Fairmeadow   Latta,
Apts.         SC       24      883,005   1/93   7/93      100%
195,400

Falcon       Beattyville,
Ridge Apts.   KY       32    1,045,567   4/94   1/95      100%
247,200

Forest       Butler,
Pointe Apts.  GA       25      753,040  12/92   9/93      100%
162,397

Gibson       Gibson,
Manor Apts.   NC       24      906,136  12/92   6/93      100%
161,412

Greenfield   Greenfield,
Properties    MO       20      532,158   1/93   5/93      100%
126,046

Greenwood    Mt. Pleasant,
Apts.         PA       36    1,473,362  11/93  10/93       97%
352,000

Harmony      Galax,
House Apts.   VA       40    1,471,785  11/92   7/93      100%
285,588

Haynes House Roxbury,
Apartments    MA      131    3,348,220   8/94   9/95       81%
1,955,670

Holly Tree   Holly Hill,
Manor         SC       24      884,838  11/92   2/93      100%
201,490

Isola Square Isola,
Apartments    MS       32      967,182  11/93   4/94      100%
246,722

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Joiner      Joiner,
Manor        AR       25  $  815,739   1/93     6/93     100%
$149,670

Landview    Bentonia,
Manor        MS       28     842,072   7/93     2/94     100%
190,109

Laurel      Idabel,
Ridge Apts.  OK       52   1,384,026   4/93    12/93     100%
282,606

Lawtell     Lawtell,
Manor Apts.  LA       32     925,656   4/93     8/93     100%
202,603

Logan       Ridgeland,
Lane Apts    SC       36   1,298,139   9/92     3/93     100%
274,750

Mariner's   Milwaukee,
Pointe Apts  WI       64   1,980,376  12/92     8/93     100%
1,684,121

Mariner's
Pointe      Milwaukee,
Apts. II     WI       52   1,942,870  12/92     8/93     100%
1,676,219

Meadows of  Southgate,
Southgate    MI       83   2,306,010   7/93     5/94     100%
1,716,000

Mendota     Mendota,
Village Apts.CA       44   1,976,560  12/92     5/93     100%
438,300

Mid City    Jersey City,
Apts.        NJ       58   3,059,100   9/93     6/94     100%
3,097,210

Newport
Elderly     Newport,
Apts.        VT       24   1,237,530   2/93    10/93     100%
221,626

Newport     Newport,
Manor Apts.  TN       30     956,549   9/93    12/93     100%
204,863

Oak Forest  Eastman,
Apts.        GA       41   1,179,282  12/92    10/93     100%
251,269

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Parkwoods   Anson,
Apts.        ME       24   $1,281,630   12/92   9/93     100%  $
320,206

Plantation  Tchula,
Manor        MS        28     833,262    7/93  12/93     100%
195,030

Ransom St.   Blowing Rock,
Apartments   NC        13     511,555   12/93  11/94     100%
90,249

Riviera      Miami Beach,
Apts.        FL        56   1,704,479   12/92  12/93     100%
1,442,978

Sable Chase  McDonough,
of McDonough GA       222   5,065,455   12/93  12/94     100%
5,618,968

Simmesport   Simmesport,
Square Apts. LA        32     940,812    4/93   6/93     100%
198,500

St. Croix    Woodville,
Commons Apts. WI        40  1,096,731   10/94  12/94     100%
534,847

St. Joseph   St. Joseph,
Square Apts. LA        32     954,727    5/93   9/93     100%
206,086

Summersville Summersville,
Estates      MO        24     621,187    5/93   6/93     100%
157,976

Stony Ground St. Croix,
Villas       VI        22   1,432,565   12/92   6/93     100%
358,414

Talbot       Talbotton,
Village II   GA        24     680,939    8/92   4/93     100%
129,683

Tan Yard
Branch       Blairsville,
Apts. I      GA        24     755,904   12/92   9/94     100%
151,154

Tan Yard
Branch       Blairsville,
Apts. II     GA        25     739,877   12/92   7/94     100%
144,304

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
The
Fitzgerald   Plattsmouth,
Building     NE        20  $  677,569  12/93   12/93     100%   $
924,780

The
Woodlands   Tupper Lake,
             NY        18     927,744   9/94    2/95     100%
214,045

Tuolumne
City        Tuolumne,
Senior Apts. CA        30   1,597,103  12/92    8/93     100%
376,535

Turtle      Monticello,
Creek Apts.  AR        27     849,982   5/93   10/93     100%
185,392

Valley View Palatine Bridge,
Apartments   NY        32   1,427,831   5/94    5/94     100%
326,870

Victoria    North Port,
Pointe Apts. FL        42   1,443,801  10/94    1/95     100%
338,058

Vista Linda Sabana Grande,
Apartments   PR        50   2,504,599   1/93   12/93     100%
435,530

West End    Union,
Manor        SC        28     990,207   5/93    5/93     100%
231,741

Westchester
Village     Oak Grove,
of Oak Grove MO        33   1,192,033  12/92    4/93     100%
889,700

Westchester
Village of  St. Joseph,
St. Joseph   MO        60   1,519,607   7/93    6/93     100%
1,316,500

Willcox    Willcox,
Senior Apts. AZ        30   1,106,533   1/93    6/93     100%
268,747

Woods       Damascus,
Landing Apts.VA        40   1,467,822  12/92    9/93     100%
286,171

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 1999


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Annadale     Fresno,
Apartments    CA      222  $9,391,845   1/96    6/90      100%  $
-0-

Artesia      Artesia,
Properties    NM       40   1,417,729   9/94    9/94      100%
399,464

Aspen Ridge  Omaha,
Apts.         NE       42     861,912   9/93   11/93      100%
809,750

Briarwood    Clio,
Apartments    SC       24     914,266  12/93    8/94      100%
211,133

Briarwood
Apartments   DeKalb,
of DeKalb     IL       48   1,505,871  10/93    6/94      100%
1,041,834

Briarwood    Buena Vista,
Village       GA       38   1,130,449  10/93    5/94      100%
252,700

Brookwood    Blue Springs,
Village       MO       72   2,291,865  12/93   12/94      100%
1,629,100

Cairo Senior Cairo,
Housing       NY       24   1,071,129   5/93    4/93      100%
201,711

Caney Creek  Caneyville,
Apts.         KY       16     478,062   5/93    4/93      100%
118,800

Central      Cambridge,
House         MA      128   2,480,442   4/93   12/93      100%
2,498,109

Clinton      Clinton,
Estates       MO       24     738,622  12/94   12/94      100%
162,717

Cloverport   Cloverport,
Apts.         KY       24     755,744   4/93    7/93      100%
174,575

College
Greene       Chili,
Senior Apts.  NY      110   3,755,429   3/95    8/95      100%
232,545

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 1999
Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
----------
Crofton     Crofton,
Manor Apts.  KY         24  $  804,548   4/93    3/93    100%
$  168,420

Deerwood    Adrian,
Village Apts.GA         20     637,213   2/94    7/94    100%
160,900

Doyle       Darien,
Village      GA         38   1,170,531   9/93    4/94    100%
235,509

Fuera Bush
Senior      Fuera Bush,
Housing      NY         24   1,100,515   7/93    5/93    100%
189,364

Gallaway    Gallaway,
Manor Apts.  TN         36   1,056,782   4/93    5/93    100%
221,432

Glenridge   Bullhead City,
Apartments   AZ         52   2,046,689   6/94    6/94    100%
520,500

Green Acres West Bath,
Estates      ME         48   1,199,237   1/95   11/94    100%
135,849

Green Court Mt. Vernon,
Apartments   NY         76   2,272,544  11/94   11/94     86%
964,813

Henson      Fort Washington,
Creek Manor  MD        105   3,975,585   5/93    4/94    100%
2,980,421

Hickman
Manor       Hickman,
Apts. II     KY         16     539,272  11/93   12/93    100%
134,094

Hill        Bladenboro,
Estates, II  NC         24   1,015,392   3/95    7/95    100%
132,300

Houston     Alamo,
Village      GA         24     679,933  12/93    5/94    100%
169,418

Isola       Greenwood,
Square Apts.  MS        36   1,061,404  11/93    8/94    100%
304,556

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Ivywood     Smyrna,
Park Apts.    GA      106   $3,009,749   6/93   10/93     100%
$2,093,847

Jonestown   Jonestown,
Manor Apts.   MS       28      867,634  12/93   12/94     100%
243,605

Largo Ctr.  Largo,
Apartments    MD      100    3,830,733   3/93    6/94     100%
2,753,475

Laurel      Naples,
Ridge Apts.   FL       78    2,966,734   2/94   12/94     100%
1,788,844

Lee Terrace Pennington Gap,
Apartments    VA       40    1,488,407   2/94   12/94     100%
288,268

Maplewood Union City,
Park Apts.   GA        110   3,524,115   4/94    7/95     100%
1,416,091

Oakwood
Manor of    Bennettsville,
Bennettsville SC       24      877,790   9/93   12/93     100%
189,200

Opelousas   Opelousas,
Point Apts.   LA       44    1,389,914  11/93    3/94     100%
439,277

Orchard     Beaumont,
Park          CA      144    3,868,597   1/94    5/89     100%
250,000

Palmetto    Palmetto,
Villas        FL       49    1,607,456   5/94    4/94     100%
421,795

Park        Lehigh Acres,
Place         FL       36    1,176,074   2/94    5/94     100%
283,687

Pinehurst   Farwell,
Senior Apts.  MI       24      808,323   2/94    2/94     100%
183,176

Quail       Reedsville,
Village       GA       31      881,227   9/93    2/94     100%
171,855

Royale Glen Muskegon,
Townhomes     MI       79    3,568,512  12/93   12/94     100%
909,231
                                    17

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Seabreeze   Inglis,
Manor         FL        37  $1,234,504   3/94    1/95     100%
$  294,387

Soledad     Soledad,
Senior Apts.  CA        40   1,955,485  10/93    1/94     100%
407,894

Stratford   Midland,
Place        MI         53     943,268   9/93    6/94     100%
892,915

Summit      Palmdale,
Ridge Apt.   CA        304   8,863,346  12/93   12/93     100%
5,191,039

Villa West  Topeka,
V Apartments KS         52   1,217,870   2/93   10/92     100%
902,700

Waynesburg  Waynesburg,
House Apts.  PA         34   1,495,810   7/94   12/95     100%
501,140

West Front  Skowhegan,
Residence    ME         30   1,691,226   9/94    8/94     100%
487,390

West Oaks   Raleigh,
Apartments   NC         50   1,190,886   6/93    7/93     100%
811,994

White       White Castle,
Castle Manor LA         24     776,357   6/94    5/94     100%
198,684
















                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 1999


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Arch         Boston,
Apartments    MA        75  $2,598,533   4/94   12/94     100%
$3,017,845

Bear Creek   Naples,
Apartments    FL       118   4,989,532   3/94    4/95     100%
3,586,687

Briarwood    Humbolt,
Apartments    IA        20     707,716   8/94    4/95     100%
162,536

California   San Joaquin,
Apartments    CA        42   1,829,413   3/94    12/94    100%
519,100

Chatham      Chatham,
Manor         NY        32   1,420,312   1/94    12/93    100%
296,860

Chelsea Sq.  Chelsea,
Apartments    MA         6     301,393   8/94    12/94    100%
451,929

Clarke       Newport,
School        RI        56   2,543,432  12/94    12/94    100%
1,804,536

Cox Creek    Ellijay,
Apartments    GA        25     825,086   1/94     1/95    100%
214,824

Evergreen    Macedon,
Hills Apts.   NY        72   2,805,560   8/94     1/95    100%
1,627,293

Glen Place   Duluth,
Apartments    MN        35   1,220,523   4/94     6/94    100%
1,328,621

Harris Music West Palm Beach,
Building      FL        38   1,318,812   6/94    11/95    100%
1,286,304

Kristine     Bakersfield,
Apartments    CA        60   1,722,113  10/94    10/94    100%
1,636,293

Lakeview     Battle Creek,
Meadows II    MI        60   1,631,012   8/93     5/94    100%
1,029,000



                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 1999

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Lathrop     Lathrop,
Properties   MO        24  $   741,870   4/94    5/94      100%
$   171,579

Leesville   Leesville,
Elderly Apts.LA        54    1,244,429   6/94    6/94      100%
776,500

Lockport    Lockport,
Seniors Apts.LA        40      972,378   7/94    9/94      100%
595,439

Maple Leaf  Franklinville,
Apartments   NY        24    1,103,252   8/94   12/94      100%
296,587

Maple       Aurora,
Terrace      NY        32    1,410,489   9/93    9/93      100%
279,988

Marengo     Marengo,
Park Apts.   IA        24      730,801  10/93    3/94      100%
133,552

Meadowbrook Oskaloosa,
Apartments   IA        16      482,890  11/93    9/94      100%
96,908

Meadows     Show Low,
Apartments   AZ        40    1,490,845   3/94    5/94      100%
420,302

Natchitoches
Senior      Natchitoches,
Apartments   LA        40      953,873   6/94   12/94      100%
644,175

Newton      Newton,
Plaza Apts.  IA        24      809,271  11/93    9/94      100%
166,441

Oakhaven    Ripley,
Apartments   MS        24      502,503   1/94    7/94      100%
116,860

Parvin's
Branch      Vineland,
Townhouses   NJ        24      827,018   8/93   11/93      100%
761,856




                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 1998
Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
----------
Peach Tree   Felton,
Apartments     DE       32  $1,484,604    1/94   7/93     100%  $
206,100

Pepperton    Jackson,
Villas         GA       29     864,375    1/94   6/94     100%
222,762

Prestonwood  Bentonville,
Apartments     AR       62   1,193,170   12/93  12/94     100%
1,067,200

Richmond     Richmond,
Manor          MO       36   1,031,642    6/94   6/94     100%
231,593

Rio Grande   Eagle Pass,
Apartments     TX      100   2,259,215    6/94   5/94     100%
666,840

Troy         Troy,
Estates        MO       24     695,251   12/93   1/94     100%
159,007

Vista Loma   Bullhead City,
Apartments     AZ       41   1,612,428    5/94   9/94     100%
465,650

Vivian       Vivian,
Seniors Apts.  LA       40     197,692    7/94   9/94     100%
625,691

Westminster
Meadow       Grand Rapids,
Apartments     MI       64   2,085,894   12/93  11/94     100%
1,378,000















                Boston Capital Tax Credit Fund III L.P. - Series
19
                      PROPERTY PROFILES AS OF March 31, 1999

                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.    3/31/99
3/31/99
-----------------------------------------------------------------
----------
Callaway     Holt's Summit,
Villa         MO        48  $1,266,265    6/94  12/94    100%   $
1,181,010

Carrollton   Carrollton,
Villa         MO        48   1,261,496    6/94   3/95    100%
1,121,758

Clarke       Newport,
School        RI        56   2,543,432   12/94  12/94    100%
1,153,719

Coopers      Irving,
Crossing      TX        93   3,765,832    6/96  12/95    100%
2,145,000

Delaware
Crossing     Ankeny,
Apartments    IA       152   3,650,267    8/94   3/95    100%
3,337,884

Garden Gate  Forth Worth,
Apartments    TX       240   5,797,600    2/94   4/95    100%
3,576,605

Garden Gate  Plano,
Apartments    TX       240   7,272,941    2/94   5/95    100%
3,166,064

Hebbronville Hebbronville,
Senior        TX        20     519,666   12/93   4/94    100%
82,592

Jefferson    Denver,
Square        CO        64   2,524,900    5/94   8/95    100%
1,705,351

Jenny Lynn   Morgantown,
Apts.         KY        24     803,798    1/94   9/94    100%
182,800

Lone Star    Lone Star,
Senior        TX        24     613,507   12/93   5/94    100%
138,740

Mansura
Villa II     Mansura,
Apartments    LA        32     964,422    5/94   8/95    100%
227,910

Maplewood   Union City,
Park Apts.   GA       110    3,524,115    4/94   7/95   100%
1,416,091

Martindale   Martindale,
Apts.         TX        24     681,869   12/93   1/94    100%
154,790

                Boston Capital Tax Credit Fund III L.P. - Series
19

                     PROPERTY PROFILES AS OF March 31, 1999
Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/98   Date     Comp.   3/31/99
3/31/99
-----------------------------------------------------------------
----------
Munford     Munford,
Village      AL        24  $   761,746   10/93    4/94   100%   $
165,800

Northpoint  Kansas City,
Commons      MO       158    4,712,184    7/94    6/95   100%
2,124,024

Poplar      Madison,
Ridge Apts.  VA        16      650,761   12/93   10/94   100%
124,704

Prospect
Villa III   Hollister,
Apartments   CA        30    1,739,256    3/95    5/95   100%
499,104

Sahale
Heights     Elizabethtown,
Apts.        KY        24      856,000    1/94    6/94   100%
238,600

Seville     Forest Village,
Apartments   OH        24      663,391    3/94    3/78    95%
47,780

Sherwood    Rainsville,
Knoll        AL        24      779,008   10/93    4/94   100%
162,500

Summerset   Swainsboro,
Apartments   GA        30      938,496   1/94    11/95   100%
223,029

Tanglewood  Lawrenceville,
Apartments   GA       130    4,217,699  11/93    12/94   100%
3,020,840

Village     Independence,
North I      KS        24      854,851   6/94    12/94   100%
190,471

Vistas at   Largo,
Lake Largo   MD       110    3,253,120  12/93     1/95   100%
2,833,420

Wedgewood
Lane        Cedar City,
Apartments   UT        24      999,498   6/94     9/94   100%
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

     (b)  Approximate number of security holders

          As of March 31, 1999, the Fund has 14,048 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

          The BACs were issued in series.  Series 15 consists of
2,610
          investors holding 3,870,500 BACs, Series 16 consists of
3,678
          investors holding 5,429,402 BACs, Series 17 consists of
3,098
          investors holding 5,000,000 BACs, Series 18 consists of
2,132
          investors holding 3,616,200 BACs, and Series 19 consists of
          2,530 investors holding 4,080,000 BACs at March 31,
1999.

     (c)  Dividend history and restriction

          The Fund has made no distributions of Net Cash Flow to its BAC
          Holders from its inception, September 19, 1991 through March
          31, 1999.

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



Item 6.   Selected Financial Data

    The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 1995 through March
31,
1999. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations
----------
               March 31,     March 31,     March 31,    March 31,
March 31,
                 1999          1998          1997         1996
1995
               --------      --------      --------    --------
--------
Interest &
Other Income $   358,856   $   341,565 $    555,991 $  1,034,800
$2,200,432
Share of Loss
  of Operating
  Partnership(12,121,431)  (13,145,436) (15,051,842) (14,435,496)
(10,794,203)
Operating Exp (3,192,943)   (2,938,230)  (3,210,372)  (3,313,615)
(3,739,460)
              ----------   -----------   ----------  -----------
----------
Net Loss    $(14,955,518)
$(15,742,101)$(17,706,223)$(16,714,311)$(12,333,231)
             ===========   ===========   ==========  ===========
==========
Net Loss
per BAC     $       (.67) $      (.71) $       (.80)$
(.75)$       (.56)
             ===========   ===========   ==========  ===========
==========

                  As of       As of         As of         As of
As of
                March 31,    March 31,     March 31,    March 31,
March 31,
                  1999         1998          1997         1996
1995
                --------     --------      --------     --------
--------
Balance Sheet
-------------
Total Assets $117,785,304 $131,189,787 $145,845,635 $167,285,510
$202,894,304
              ===========  ===========  ===========  ===========
===========
Total Liab.  $ 12,985,063 $ 11,434,028 $ 10,350,261 $ 14,069,497
$ 33,078,601
Partners'     ===========  ===========  ===========  ===========
===========
 Capital     $104,800,241 $119,755,759 $135,495,374 $153,216,013
$169,815,703
              ===========  ===========  ===========  ===========
===========
Other Data
----------
Tax Credits per BAC for the Investors Tax
Year, the Twelve Months Ended December
31, 1998, 1997, 1996, 1995 and 1994*
              $      1.39  $       1.39 $       1.37 $       1.26
$       .42
               ==========   ===========  ===========  ===========
==========
* Credit per BAC is a weighted average of all the Series. Since each
Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series. For more detailed information refer to Item 7 Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Liquidity
---------
  The Fund's primary source of funds is the proceeds of its Public Offering.
Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the
Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating
Partnerships.

  The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 1999 were $2,598,969, and total fund management fees accrued as of March 31, 1999 were $10,627,300. During the year ended March 31, 1999 the fund paid $475,000 which was applied to prior year accruals. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

  The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to its investors.
The Fund anticipates that the investments it purchases will be available for sale. Many of the investments sold during the years ended March 31,
1997, 1998 and 1999 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

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


 During the fiscal year ended March 31, 1999, the Fund used none of Series 15 net offering proceeds to pay additional installments of its capital contributions. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 65 of the 68 Operating Partnerships. Series 15 has $32,922 in capital contributions that remain to be paid to the 3 Operating Partnerships.

  (Series 16).  The Fund commenced offering BACs in Series 16 on
July 10,
1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

  During the fiscal year ended March 31, 1999, the Fund used
$1,500
of Series 16 net offering proceeds to pay additional installments of its capital contributions to 1 Operating Partnership. As of March 31, 1999 the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 58 of the 64 Operating Partnerships. Series 16 has $142,506 in capital contributions that remain to be paid to the 6 Operating Partnerships.

  (Series 17).  The Fund commenced offering BACs in Series 17 on
January
24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

  During the fiscal year ended March 31, 1999, the Fund used none of Series 17 net offering proceeds to pay additional installments of its capital contributions. As of March 31, 1999 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,223,407, and the Fund had completed payments of all installments of its capital contributions to 41 of the 49 Operating Partnerships. Series 17 has $1,367,195 in capital contributions that remain to be paid to the other 8 Operating Partnerships.

  (Series 18).  The Fund commenced offering BACs in Series 18 on
June 17,
1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.



  During the fiscal year ended March 31, 1999, the Fund used
$154,714
of Series 18 net offering proceeds to pay additional installments of its capital contributions to 1 Operating Partnership. As of March
31, 1999 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating
Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

  (Series 19).  The Fund commenced offering BACs in Series 19 on
October 8,
1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

  During the fiscal year ended March 31, 1999, the Fund used
$429,000
of Series 19 net offering proceeds to pay initial installments of its capital contributions to 1 Operating Partnerships. As of March 31, 1999
proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of
$30,164,485, and the Fund had completed payments of all installments of its capital contributions to 24 of the 26 Operating Partnerships. Series 19 has
$34,000 in capital contributions that remain to be paid to the other 2
Operating Partnerships.

Results of Operations
---------------------
  The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the
Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the
Operating Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 1999 and 1998 was $2,207,890 and $2,092,597, respectively. The amount is anticipated to continue to decrease in subsequent fiscal years as additional Operating Partnerships begin to pay their annual partnership management and reporting fees to the fund.

  The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating
Partnerships have
been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

  (Series 15).  As of March 31, 1999 and 1997, the average
Qualified
Occupancy for the series was 100%. The series had a total of 68 properties at March 31, 1999, all of which were at 100% qualified occupancy.



  For the tax years ended December 31, 1998 and 1997, the series, in total, generated $3,195,744 and $3,152,374, respectively, in passive income tax losses that were passed through to the investors and also provided $1.47 per year for 1998 and 1997 in tax credits per BAC to the investors.

  As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 15 was $14,142,163, and $16,246,406 respectively. Investments in
Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1998 and 1997 the Operating
Partnerships reflected a net income of $525,145 and $732,970, respectively, when adjusted for depreciation which is a non-cash item.

  Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to high operating expenses. While the new management company has been successful in reducing the deficits by reducing expenses, the property remains unable to operate above break-even. The Operating General Partner has been funding the capital improvement plan established by the new management company. Average occupancy at the property has risen to 98%. To date, the Operating General Partner has been unsuccessful in securing refinancing through local lenders.

     The Operating General Partner and the management company of School Street I Limited Partnership (School Street Apts. I) were removed and replaced during 1997. In the transition, occupancies suffered and as a result, a leasing agent and new management company were hired by the new Operating General Partner to rent the vacant units. Due to the unresponsiveness of the management company, a third management company was hired in October 1998.
As anticipated occupancy reached 100% as of March 31, 1999. The debt was modified in January, 1999 reducing the interest rate to 7.25% and the loan was written down. In addition, capital needs were addressed as part of the refinancing package.

  (Series 16).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the series was 99.7% and 99.9%, respectively. The series had a total of 64 properties at March 31, 1999. Out of the total, 62 were at 100%
qualified occupancy.

  For the tax years ended December 31, 1998 and 1997, the series, in total, generated $3,815,287 and $3,554,840, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 in tax credits per BAC to the investors.


     As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 16 was $27,165,227 and $30,777,843, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1998 and 1997 the Operating
Partnerships reflected a net income of $1,346,767 and $1,510,441, respectively, when adjusted for depreciation which is a non-cash item.

 The Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II (Mariner's Pointe Apartment and Mariners's Pointe Apartments II) pledged his general partner interest to an unaffiliated lending institution in violation of the Operating Partnership Agreement. As this was a violation of the terms of the agreement, the Operating General Partner and the management company were removed and the management company was replaced during 1997. The property operated with deficits during 1997 due to vacancies, uncollected rents and high operating expenses. The new management company continues to focus on reducing the property's operating expenses and reducing vacancies. The Operating General Partner was replaced by the new management company on March 1, 1999. To further reduce costs the Operating General Partner completed a loan restructure reducing the interest rate on the mortgage to 8%. During the third quarter a second mortgage at a 5.5% interest rate is expected to close. This mortgage has been approved by the Investment Limited Partner and will be used to fund capital needs. Occupancy is 92% as of March 31, 1999.

  (Series 17).  As of March 31, 1999 and 1998, the average
Qualified
Occupancy for the Series was 99.7%.  The series had a total of 49 properties at March 31, 1999. Out of the total 48 were at 100% qualified occupancy.

  For the tax years ended December 31, 1998 and 1997, the series, in total, generated $3,287,312 and $4,130,583, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 for each year in tax credits per BAC to the investors.

     As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 17 was $24,774,196 and $27,762,778, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1998 and 1997 the Operating Partnerships reflected a net income\(loss) of $299,393 and $(1,392,098), respectively, when adjusted for depreciation which is a non-cash item. The prior year loss resulted from the operations of an Operating Partnership in which Series 17 only holds a 5.9% interest. Series 17's allocation of the total loss adjusted for its portion of depreciation results in positive operations for 1997.
                                     31


     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Decreasing occupancy during the quarter and economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses.
In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. The rental rates at the property were increased during the last quarter of 1998. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. The Investment General Partner continues to monitor this situation closely. Occupancy is 88% as of March 31, 1999.

  The property owned by California Investors VI L.P. (Orchard
Park) has increased its physical occupancy from 88% as of December 31, 1998 to 91% as of March 31, 1999. The management company continues to be aggressive with marketing the property and conducting active outreach. The Operating General Partner, with the assistance of a consultant, has developed a new marketing campaign, which was implemented during the last quarter of 1998. In addition, the management company replaced the site manager and leasing agent. A large recreation facility is expected to be built adjacent to the property at the end of 1999. Once this park is opened, it is expected to enhance the appeal of Orchard Park Apartments to families.

 (Series 18).  As of March 31, 1999 and 1998, the average
Qualified Occupancy for the series was 100%. The series had a total of 34 properties at March 31, 1999 all of which were at 100% qualified occupancy.

  For the tax years ended December 31, 1998 and 1997, the series, in total, generated $2,633,026 and $2,880,821, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 per year for 1998 and 1997 in tax credits per BAC to the investors.

  As of March 31, 1999 and 1998, the Investments in Operating
Partnerships for
Series 18 was $18,832,106 and $20,921,603, respectively.
Investments in
Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1998 and 1997 the Operating
Partnerships reflected a net income of $363,848 and $86,263, respectively, when adjusted for depreciation which is a non-cash item.

     In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. Initial efforts to settle the complaint were unsuccessful, but a judgement was issued by which the Operating Partnership would receive an appropriate quit claim deed and other title related documents confirming the Operating Partnership's interest in the disputed property. The appropriate title information has been received and is in the process of execution. The delivery of these documents will remove any uncertainty as to the Operating Partnership's possession of the land. Additionally, occupancy started to drop in the fourth quarter of 1998, with a year-end physical occupancy of 78%. At this time, occupancy has improved, but the Investment General Partner is working with the Operating General Partner to select a new management company.

(Series 19).  As of March 31, 1999 and 1998, the average
Qualified Occupancy for the series was 99.8% and 100%, respectively. The series had a total of 26 properties at March
31, 1999, 25 of which were at 100% qualified occupancy.

  For the tax year ended December 31, 1998 and 1997, the series, in total, generated $2,284,300 and $2,288,770, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 in tax credits per BAC to the investors.

 As of March 31, 1999 and 1998 the Investments in Operating Partnerships for Series 19 was $23,504,786 and $25,323,640, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1998 and 1997 the Operating Partnerships reflected a net income of $986,256 and $574,999, respectively, when adjusted for depreciation which is a non-cash item. The main reason for the improved operations was an increase in rental income due to higher occupancies in 1998.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------

On March 31, 1997, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent fights and privileges of the various securities outstanding. On March 31, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 132, "Employees' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, SFAS No. 131 establishes standards for how public business enterprises report information about operating segments and SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. The implementation of these standards has not materially affected the partnership's financial statements.




     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all the fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and 135.

     The fund does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB Statement 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," does not apply to the fund. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

Year 2000 Compliance
--------------------

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

Item 7a.   Quantitative and Qualitative Disclosure About Market
Risk- Not                Applicable

Item 8.    Financial Statements and Supplementary Data

           The information required by this item is contained in
Part IV, Item
           14 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on
Accounting and
           Financial Disclosure

           None.








                                    34
                                   PART III
                                   --------
Item 10.    Directors and Executive Officers of the Registrant

    (a), (b), (c), (d) and (e)

    The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Partnership's affairs.

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

     John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation where he is responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the
Massachusetts  Housing Policy Committee, as an appointee  of  the
Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax
Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters

                                                               35
of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 54, is Executive Vice President of Boston Capital Partners, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He presently serves as a member of the National Adjudicatory Council on NASD. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors for Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

    Anthony A. Nickas, age 38, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. He has fifteen years of experience in the accounting and finance field and has supervised the financial aspects of Boston Capital's project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

  (f)  Involvement in certain legal proceedings.

  None.

 (g)  Promoters and control persons.

  None.

Item 11.   Executive Compensation

  (a), (b), (c), (d) and (e)

  The Fund has no officers or directors. However, under the terms of the
Amended and Restated Agreement and Certificate of Limited
Partnership of the
Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 1999 fiscal year:

  1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations during the year ended March 31, 1999 was $2,207,890.

  2. The Fund has reimbursed an affiliate of the General Partner a total of $92,765 for amounts charged to operations during the year ended March
31, 1999. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

     (a)   Security ownership of certain beneficial owners.

           As of March 31, 1999, 21,996,102 BACs had been issued.
No person
           is known to own beneficially in excess of 5% of the outstanding
           BACs in any of the series.

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

           The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General
           Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference.  See Note C of Notes to Financial
Statements
           in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 1999.

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

                                    PART IV
                                    -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

      Independent Auditors' Report

      Balance Sheets, March 31, 1999 and 1998

      Statements of Operations for the years ended March 31, 1999, 1998 and 1997.

      Statements of Changes in Partners' Capital for the years ended
      March 31, 1999, 1998, and 1997.

      Statements of Cash Flows for the years ended March 31, 1999,
      1998 and 1997.

      Notes to Financial Statements March 31, 1999, 1998 and 1997

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


                                    42

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

                                    43

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

                          Boston Capital Tax Credit Fund III L.P.


                              By:  Boston Capital Associates III
L.P.
                                   General Partner

                              By:  Boston Capital Associates



Date:  June 30, 1999          By:  /s/ John P. Manning
                                   -------------------
                                   John P. Manning



                              By:  /s/ Herbert F. Collins
                                   -----------------------
                                   Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:

DATE:                       SIGNATURE:
TITLE:

                                                       General
Partner and
June 30, 1999       /s/ John P. Manning                Principal
Executive
                    -------------------                Officer,
Principal
                    John P. Manning                    Financial
Officer and
                                                       Principal
Accounting
                                                       Officer of
Boston
                                                       Capital
Associates


                                                       General
Partner and
                    /s/ Herbert F. Collins             Principal
Executive
                    ----------------------             Officer,
Principal
                    Herbert F. Collins                 Financial
Officer and
                                                       Principal
Accounting
                                                       Officer of
Boston
                                                       Capital
Associates

                    FINANCIAL STATEMENTS AND
                  INDEPENDENT AUDITORS' REPORT

           BOSTON CAPITAL TAX CREDIT FUND III L.P. -
                  SERIES 15 THROUGH SERIES 19

                    MARCH 31, 1999 AND 1998

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

FINANCIAL STATEMENTS

         BALANCE SHEETS                                      F-5

         STATEMENTS OF OPERATIONS                           F-11

         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL         F-17

         STATEMENTS OF CASH FLOWS                           F-23

         NOTES TO FINANCIAL STATEMENTS                      F-35

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION     F-76

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

                   Reznick Fedder & Silverman
   Certified Public Accountants * A Professional Corporation

  4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
              (301) 652-9100 * Fax (301) 652-1848

                  INDEPENDENT AUDITORS' REPORT

To the Partners
Boston Capital Tax Credit Fund III L.P.

        We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund III L.P. Series 15 through Series 19, in total and for each series, as of March 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund III L.P. owns a limited partnership interest. Investments in such partnerships comprise the following percentages of the assets as of March 31, 1999 and 1998, and the limited partnership loss for each of the three years ended March 31, 1999: Total, 33% and 31% of the assets as of March 31, 1999 and 1998 and 29%, 26% and 26% of the operating limited partnership loss for years ended March 31, 1999, 1998 and 1997, respectively; of the assets for Series 15 as of March 31, 1999 and 1998, 17% and 21%, respectively, of the operating limited partnership loss for Series 15 for the years ended March 31, 1999, 1998 and 1997, 30%, 32% and 28%, respectively; of the assets for Series 16 as of March 31, 1999 and 1998, 27% and 20%, respectively, of the limited partnership loss for Series 16 for the years ended March 31, 1999, 1998 and 1997, 23%, 15%
and 27%, respectively; of the assets for Series 17 as of March 31, 1999 and 1998, 37% and 36%, of the limited partnership loss for Series 17 for the years ended March 31, 1999, 1998 and 1997, 32%, 29% and 22%, respectively; of the assets for Series 18 as of March 31, 1999 and 1998, 38% and 31% and of the operating limited partnership loss for Series 18 for the years ended March 31, 1999, 1998 and 1997, 33%, 21% and 22%, respectively; and of the assets for Series 19 as of March 31, 1999, 1998 and 1997, 43% and 42% and of the operating limited partnership loss for Series 19 for the years ended March 31, 1999, 1998 and 1997, 33%, 37% and 30%, respectively. The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

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

        In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund III L.P. Series 15 through Series 19, in total and for each series, as of March 31, 1999 and 1998 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years ended March 31, 1999, in conformity with generally accepted accounting principles.

         We   and  other   auditors   have  also   audited  the
information   included  in  the  related  financial  statement
schedule listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19 as of March 31, 1999. In our opinion, the schedule present fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.

Bethesda, Maryland
June 29, 1999

Torres Llompart, Tanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
(A member of Kreston International)
Partners:
Luis I Torres Llompart, CPA*
Frank Sfinchez Ruiz, CPA, CMA, CIA. CGFM
License No. 169
Also admited in State of Florida

Partners
April Gardens Apartments III Limited Partnership San Juan, Puerto
Rico

INDEPENDENT AUDITOR REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of April Gardens Apartments III Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of April Gardens 111 Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1999 on our consideration of the Partnership's internal control structure and a report dated
January 28, 1999 on its compliance with laws, regulations, contracts, loan covenants and agreements.


Partners
April Gardens Apartments III Limited Partnership
San Juan, Puerto Rico

INDEPENDENT AUDITORS'REPORT ON FINANCIAL STATEMENTS
(CONTINUED)

Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and 1997, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 1998 and 1997, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1998 and 1997, taken as a whole.




January 28, 1999
License No. 169
San Juan, Puerto Rico

2

Certified Public Accountants, and Business Consultants


Randall Patterson, CPA, P.C.

12913 Alton Square, #101
Herndon, Virginia 20170  Fax:
(703) 834-1908
Phone: (703) 834-3804
INDEPENDENT AUDITOR'S REPORT

To the Partners
Autumnwood Limited Partnership

I have audited the accompanying balance sheets of Autumnwood Limited Partnership as of December 31, 1998 and 1997 and the related statements of income, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumnwood Limited Partnership, as of December 31, 1998 and 1997 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued reports dated March 4, 1999 on my consideration of Autumnwood Limited Partnership's internal control and on its compliance with laws and regulations.

My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Randall Patterson, CPA, P.C.
March 4, 1999

LITTLE, SHANEYFELT, MARSHAU & CO.

MARION W. LITTLE    , CPA     TELEPHONE 50"68-2879
JEFF SHANEYFELT, CPA     FAX No. 601-666-6260
CHARLES A MARSHALL, JR., CPA CERTATIED PUBLIC A CCOUNTAA7S WWW.LSMCPAS.COM LARRY A CAMPBELL, CPA PROSPECT BUILDING BENTON, ARKANSAS
STEPHANIE A ROMIM CPA 1501 N. UNIVERSITY, SUITE 300    2 10 W. SEVIER
STREET
PEGGY L WILSON LITTLE ROCK, ARKANSAS 72207-5232   BENTON, AWANSAS 72015
KRISSIE G. WILLIAMS TELEPHONE 501-378-7748
STEVEN D. LITTLE

INDEPENDENT AUDITOR'S REPORT
To the Partners
Beckwood Manor Eight Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Eight Limited Partnership, RD Project No. 03-009-0710677267 (the Partnership), as of December 31, 1998 and 1997, and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Eight Limited Partnership as of December 31, 1998 and 1997, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 24, 1999 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Little, Shaneyfelt, Marshall & Co.
February 24, 1999

DuRANT, SCHRAMMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Buena Vista Apartments, Phase H, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Buena Vista Apartments, Phase H, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Apartments, Phase H, A Limited Partnership, as of December 3 1, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 2, 1999

4408 Forest Drive, Third Floor * Columbia, South Carolina 29206 a Telephone 803-790-0020 0 Fax 803-790-0011

Schoonover
Boyer
Gettman & Associates

Certified Public Accountants Financial Consultants

INDEPRNDENT AUDITORS' REPORT

The Partners
The Hearthside 11 Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheets of The Hearthside II Limited Dividend Housing Association Limited Partnership (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside II Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



Columbus, Ohio
January 22, 1999
110 Northwoods Boulevard 0 Suitc 200 0 Worthington, Ohio 43235 0
614/888-8000 0 Fax 614/888-8634


THOMAS, JUDY& TUCKER,P.A.
          Certified Public Accountants
Clifton W. Thomas   16 East Rowan Street, Suite 100
Chris P. Judy  Raleigh, NC 27609
David W. Tucker     (919) 571-7055
David A. Johnson    FAX (919) 571-7089

INDEPENDENT AUDITORS' REPORT

To the Partners
Graham Housing Associates Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Graham Housing Associates Limited Partnership, as of December 31, 1998 and 1997 and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and the changes in partners' equity and cash flows for the years then ended, in conformity With generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 13, 1999 on our consideration of Graham Housing Associates Limited Partnership's internal control structure, compliance with specific requirements applicable to Major HOME Programs and compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination.

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


February 13, 1999
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Laurelwood Apartments, Phase 11, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Laurelwood Apartments, Phase II, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurelwood Apartments, Phase II, A Limited Partnership, as of December 3 1, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February l5, 1999

4408 Forest Drive, Third Floor e Columbia, South Carolina 29206 * Telephone 803-790-0020 * Fax 803-790-0011

Hawkins, Ash, Baptie & Company, LLP
Certified Public Accountants Management Consultants

INDEPENDENT AUDITORS' REPORT

To the Partners
Madison Partners Limited Partnership

We have audited the accompanying balance sheets of Madison Partners Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Partners Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 and 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

La Crosse, Wisconsin
February 2, 1999

-2-

MARION W. LITTLE, CPA    LITLE, SHANEYFELT, MARSHALL & Co.  TELEPHONE
601-668-2879
JEFF SHANEYFELT, CPA     CERTIFIED PUBLIC ACCOUNTANTS  FAX NO. 601-SW626D
CHARLES A MARSHALL, JR., CPA  WWW.LSMCPAS.COM
PROSPECT BUILDING
LARRY A CAMPBELL, CPA    1501 N. UNIVERSITY, SUITE 300 BENTON, ARKANSAS
OFFICE
STEPHANIE A ROMINE, CPA  210 W. SEVIER STREET
PEGGY L VIILSON     LITTLE ROCK, ARKANSAS 72207-5232 BENTON, ARKANSAS 72015
KRISSIE G. VOLLIAMS TELEPHONE 601-378-7746
STEVEN D. LITTLE
INDEPENDENT AUDITOR'S REPORT

To the Partners P.D.C. Fifty Five Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Fifty Five Limited Partnership, RD Project No. 03-052-710665737 (the Partnership), as of December 31, 1998 and 1997, and the related statements of profit (loss), changes in partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December 31, 1998 and 1997, and its results of operations, changes in partners, equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 25, 1999 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

February 25, 1999

McGEE & ASSOCIATES, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Partners
Rio Mimbres 11, Ltd.
and Rural Development

We have audited the accompanying balance sheets of Rio Mimbres 11, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Mimbres II, Ltd. as of December 31, 1998 and 1997, and the results of its operations and the changes in partners' equity and cash f lows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999, on or consideration of Rio Mimbres II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for purposes of additional analysis and is not a required part of the financial statements of Rio Mimbres II, Ltd. Such information has been subjected tot he auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation the financial statements taken as a whole.

January 15, 1999
Farmington, New Mexico

Wegner LLP

Certified Public Accountants

Computer & Information

INDEPENDENT AUDITOR'S REPORT  Systems Consultants

To the Partners
School Street Limited Partnership I
Madison, Wisconsin

We have audited the accompanying statement of assets, liabilities and partners' equity income tax basis of School Street Limited Partnership 1,
WHEDA Project No. 011/001217, as of December 31, 1998 and the    related
income tax basis statement of revenues and expenses, change in partners'
equity and cash flows for     the year then ended. These financial
statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.


As described in Note 1, these financial statements were prepared on the accounting basis of accounting School Street Limited Partnership I uses for income tax purposes, which is a comprehensive basis of accounting other than generally accepted accounting principles. In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and partners' equity of School Street Limited Partnership 1, as of December 31, 1998, and the results of its revenue and expenses, change in partners' equity, and its cash flows for
the year then ended on the    basis of accounting described in Note 1.


Wegner LLP     Lead Auditor Information
January 29, 1999
Rick Welsch, Partner, CPA, CFP
Wegner LLP
2110 Luanne Lane
Madison, WI 53713
Federal ID #39-0974031
(608) 274-4020


FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue
Savannah, Georgia 31406
Phone: (912) 355-9969
Fax: (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Timmons Village Limited Partnership

We have audited the accompanying balance sheets of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners, equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Timmons Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA

February 28, 1999




Ortiz & Lopez LLP
INDEPENDENT AUDITORS'REPORT ON COMPLIANCE BASED
ON THE AUDIT OF THE BASIC FINANCIAL STATEMENTS

To the Partners of
Virgen del Pozo Limited Partnership

We have audited the financial statements of Virgen del Pozo Limited Partnership, RRH - 615 Project No. 63-016-660477486 (the Partnership), as of and for the period January 1, 1998 through December 31, 1998 and 1997, and have issued our report thereon dated February 1, 1999.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States and regulations issued by the Rural Development. Those standards and regulations require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance with laws, regulations, contracts, and grants applicable to the Partnership is the responsibility of the Partnership's management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of the Partnership's compliance with certain provisions of laws, regulations, contracts, and grants. However, the objective of our audits of the financial statements -was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that are required to be reported herein under the provisions referred to above.

This report is intended for the information of management and the Rural Development. However, this report is a matter of public record and its distribution is not limited.




Certified Public Accountants
February 1, 1999
Mayagiiez,     Puerto Rico

CPA stamp # 1547703 affixed to original

183 S. Post St., Suites 201-202 - PO Box 3944, MayagOez PR 00681-3944
Tels. (787) 833-8236 / 8250 Fax (787) 833-8285 E-mail cpaolc@coqui.net
Torres Llompart, Tanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
(A member of Kreston International)

Partners:
Luis I Torres Llompart, CPA*
Frank Sanchez Ruiz, CPA, CMA, CIA. CGFM  Accountants
PuertoRico Society of
Certified Public Accountants
Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Villa del Mar Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa del Mar Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1999, on our consideration of the Partnership's internal control structure and a report dated January 28, 1999, on its compliance with laws, regulations, contracts, loan covenants and agreements.

P.O. Box 193488, San Juan, Puerto Rico 00919-3488
Tel. (787) 758-4620 * Fax (787) 767-4709

Partners Villa del Mar Limited Partnership San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
(CONTINUED)

Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and 1997, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 1998 and 1997, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1998 and 1997, taken as a whole.

1514727

January 28, 1999 License No. 169 San Juan, Puerto Rico

2

Certified Public Accountants
1111 Michigan Avenue     Management Consultants
P.O. Box 2500
517-332-6200
PLANTE&MORAN, LLP
East Lansing, MI
FAX 517-332-8502

Independent Auditor's Report

To the Partners
University Meadows Limited Dividend
Housing Association Limited Partnership

We have audited the balance sheet of University Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 889, as of December 31, 1998 and 1997, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on these audits.

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

In our opinion, the financial statements referred to above present fairly, is all material respects, the financial position of University Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1998 and 1997, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 1999, on our consideration of the Partnership's internal controls and on its compliance with laws and regulations.


February 15, 1999


FLOYD & COMPANY
Certified Public Accountants
411 Stephenson Avenue Post Office Box 14251
Savannah, Georgia 31406  Savannah, Georgia 31416
Phone: (912) 355-9969 Fax: (912) 355-1992

INDEPENDENT AUDITORS' REPORT

To the General Partners of
Whitewater Village Limited Partnership

We have audited the accompanying balance sheets of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitewater Village Limited Partnership (a Georgia Limited Partnership) as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Floyd & Company, CPA



February 28, 1999
Torres Llompart, Sanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
(A Member of Kreston International)

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

Fargo, North Dakota
February 11, 1997
FLOYD & COMPANY
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



February 28, 1997



DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS'REPORT

To the Partners
Canterfield Manor of Denmark, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Canterfield Manor of Denmark, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 19, 1999



4408 Forest Drive, Third Floor * Columbia, South Carolina 29206 0 Telephone 803-790-0020 0 Fax 803-790-0011
MONTEITH, LACY, SHARKEY & ASSOCIATES, LLC

Certified Public Accountants
(888) 558-2596

6846 Pacific Street, Suite 100 Office (402) 558-2721
Omaha, Nebraska 68106 Fax (402) 558-2914

INDEPENDENT AUDITORS' REPORT

To the Partners
Cass Partners Limited Partnership

We have audited the accompanying balance sheet of Cass Partners Limited Partnership as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Cass Partners Limited Partnership as of December 31, 1997 were audited by other auditors whose report dated March 23, 1998, expressed an unqualified opinion on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 3 1, 1998, and the results of its operations, and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the, basic financial statements and, in our opinion, is fairly stated in all material respects 'in relation to the basic financial statements taken as a whole.



March 12,1999

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Parnters of
Clymer Park Associated Limited Partnership
(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheet of Clymer Park Associates (a Pennsylvania Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 17, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bethel Park Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

698 Pro Med Lane
Carmel, Indiana 46032
317-848-5700
Fax: 317-815-6140


Clymer Park Associates Limited Partnership
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants

2

Bernard Robinson &Company, L.L.P
Certified Public Accountants since 1947
MAILING ADDRESS OFFICES
P.O. BOX 19608109 MUIRS CHAPEL ROAD
GREENSBORO, NC 27419-9608 GREENSBORO, NC 274 10
FAX 336-547-0840 TELEPHONE  336-294-4494

Independent Auditor's Report

To the Partners
Cumberland Wood Associates of Middlesboro, Ky, Ltd.
Charlotte, North Carolina

We have audited the accompanying balance sheet of Cumberland Wood Associates of Middlesboro, Ky, Ltd. (a Kentucky limited partnership) as of December 31, 1998, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cumberland Wood Associates of Middlesboro, Ky, Ltd. as of December 31, 1997, were audited by other auditors whose report dated February 6, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Wood Associates of Middlesboro, Ky, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 5, 1999, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

CERTIFIED PUBLIC ACCOUNTANTS

Greensboro, North Carolina
February 5, 1999

PHILLIPS, DORSEY, THOMAS, WATERS & BRAFFORD, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

H. Timothy Thomas, CPA
Susan R. Waters, CPA
Michael H. Brafford, CPA
Carleen R Evans, CPA
Franklin L. Irvin, Jr., CPA
W. Haywood Phlillps, CPA
Ronald S. Dorsey, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Deer Run Limited Partnership
Kittrell, North Carolina

We have audited the accompanying balance sheets of Deer Run Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners, equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Run Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

CERTIFIED PUBLIC ACCOUNTANTS

January 22, 1999

Crisp
Hughes
Evans
LLP
Certified Public Accountants & Consultants
Affiliated worldwide through AGN International

Independent Auditors' Report

To The Partners
Fairmeadow Apartments, Limited Partnership

We have audited the accompanying balance sheets of Fairmeadow Apartments, Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmeadow Apartments, Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999, on our consideration of Fairmeadow
Apartments, Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.

January 25, 1999

1 Creekview Court   8642885544
PO Box 25849 Fax 864 458 85 19
Greenville, SC 29616 www.che-ilp.com

DuRANT SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Holly Tree Manor of Holly Hill, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Holly Tree Manor of Holly Hill, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 12, 1999



4408 Forest Drive, Third Floor Columbia, South Carolina 29206 * Telephone 803-790-0020 Fax 803-790-0011
Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners Lawrenceville Manor Limited Partnership

I have audited the Supplemental balance sheets of Lawrenceville Manor Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners, equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lawrenceville Manor Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners, equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 19, 1999 on my consideration of Lawrenceville Manor Limited Partnership's internal control and a report dated February 19, 1999 on its compliance with laws and regulations applicable to the financial statements.

THOMAS C. CUNNINGHAM, CPA P.C.
February 19, 1999

Virchow, Krause & Company, LLP
Certified Public Accountants & Consultants

INDEPENDENT AUDITORS'REPORT

To the Partners
Mariner's Pointe Limited Partnership I and
Mariner's Pointe Limited Partnership 11
Madison, Wisconsin

We have audited the combined balance sheet of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership 11 WHEDA Project No. 011/001214 as of December 31, 1998, and the related combined statements of loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The combined financial statements of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership 11 as of December 31, 1997 were audited by other auditors whose report dated January 14, 1998 indicated that they were unable to obtain written representations from the general partner of the partnership concerning certain matters relating to compliance and contingencies and except for the effects of such adjustments, the financial statements for 1997 were in conformity with generally accepted accounting principles.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial positions of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31, 1998, and the combined results of their operations, changed in partners' equity and cash flows for the year ended in conformity with generally accepted accounting principles.

VIRCHOW, KRAUSE & COMPANY, LLP

Madison, Wisconsin
January 22, 1999
Certified Public Accountants
1111 Michigan Avenue
P.O. Box 2500
East Lansing, Michigan 48826-2500
517-332-6200
FAX 517-332-8502
PLANTE & MORAN, LLP
Independent Auditor's Report

To the Partners
Meadows of Southgate Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Meadows of Southgate Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadows of Southgate Limited Dividend Housing Association Limited Partnership, for the years ended December 31, 1998 and 1997, and the results of its operations, partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.



February 15, 1999

A member of
Moores
Rowland
international
BLOOM, GETTIS, HABIB, SILVER & TERRONE, P.A.
CERTIFIED PUBLIC ACCOUNTANTS
SUITE 14SO
2601 SOUTH BAYSHORE DRIVE

MIAMI, FLORIDA 33133-9893

TELEPHONE (305) 858-6211

FACSIMILE: (305) 858-9696

BURT R. BLOOM, C.P.A., C.V.A.
LAWRENCE W. GETTIS, C.P.A.
STEVEN M. HABIB, C.P.A.
MICHAEL A. SILVER, C.P.A.
ROGER J. TERRONE, C.P.A.
CURT A. ROSNER, C.P.A.
MEMBERS:
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS
FLORIDA INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Riviera Apts., Ltd.
Boston, Massachusetts

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying Balance Sheets of Riviera Apts., Ltd. (a Florida Limited Partnership), as of December 31, 1998 and 1997, and the related Statements of Operations, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the management of Riviera Apts., Ltd. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riviera Apts., Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


January 18, 1999
STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
St. Croix Commons Limited Partnership

We have audited the accompanying balance sheets of St. Croix Commons Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix Commons Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Certified Public Accountants

January 25, 1999

ARMANDO A. SUAREZ  CPA
HAM FEY TOWER SUITE 150Q 268 MUKM RVERA AVENLIE. HAM MY. PR 0091 8 (787) 763-3195 FAX 75143448

INDEPENDENT AUDITOR'S REPORT

To the Partners
Vista Linda Apartments Limited Partnership

I have audited the accompanying balance sheets of Vista Linda Apartments Limited Partnership, Rural Development Project No.: 63-016-0660472028, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Linda Apartments Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 21 thru 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Armando A. Suarez, CPA
February 1, 1999
San Juan, Puerto Rico

The stamp #1478512 of the CPA's College of PR was affixed to the original of this report.

DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
West End Manor Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 19, 1999

4408 Forest Drive, Third Floor e Columbia, South Carolina 29206 e Telephone 803-790-0020 0 Fax 803-790-0011
DURANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants


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


INDEPENDENT AUDITORS' REPORT

To the Partners
Deer Run Limited Partnership
Kittrell, North Carolina

We have audited the accompanying balance sheets of Deer Run Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

CERTIFIED PUBLIC ACCOUNTANTS


Januarv 23, 1998

2411 N. HILLCREST PARKWAY, P.O. BOX 8 1 0, EAU CLAIRE, WI 54702-0810 - PHONE (715) 832-3425 - FAX (715) 832-1665

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



January 16, 1997


1221 John 0. Hammons Dr. - P.O. Bo. 44966 - Madison, WI 53744-4966 -
(608) 831-8181 - FAX (608) 831-4243
MADISON - MILWAUKEE - ROCKFORD
Blackman & Associates, P.C.
Certified Public Accountants

INDEPENDENT AUDITORS' REPORT

To the Partners
Aspen Ridge Apartments
Limited Partnership
Omaha, Nebraska

We have audited the accompanying balance sheets of Aspen Ridge Apartments Limited Partnership (a Nebraska limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Ridge Apartments Limited Partnership at December 31, 1998 and 1997 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 9 and 10 is presented for purposes of supplemental analysis and is not a required part of the' basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairy stated in all material respects in relation to the basic financial statements taken as a whole.

Omaha, Nebraska
January 21, 1999

11924 Arbor St., Ste. 200 * Omaha, Nebraska 68144 * Phone (402) 330-1040 a
Fax (402) 333-9189
Crisp
Hughes
Evans     Certified Public Accountants & Consultants
LLP
Affiliated worldwide through AGN international

Independent Auditors' Report

To The Partners
Briarwood Apartments, A Limited Partnership

We have audited the accompanying balance sheets of Briarwood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Apartments, A Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999 on our consideration of Briarwood Apartments, A Limited Partnership's internal control over financial reporting and our consideration of its compliance with certain provisions of laws, regulations, contracts, and grants.
January 25, 1999
I Creekview Court   8642885544
PO Box 25849   Fax 864 458 8519
Greenville, SC 29616

Comer, McKee &
Gunderson, PC.
Certified Public Accountants
Management Consultants
Certified Business Valuation Analysts

INDEPENDENT AUDITOR'S REPORT

To the Partners
Briarwood Of Dekalb, L.P
(A Limited Partnership)

We have audited the accompanying balance sheet of Briarwood of Dekalb, L.P. (a limited Partnership) as of December 31, 1998, and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Briarwood of Dekalb, L.P. as of December 31, 1997, were audited by other auditors whose report dated March 31, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States and the Illinois Housing Development Authority's Financial Reorting and Audit Guidelines for Mortgagors of Multifamily Housing Developments. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood Of Dekalb, L.P. as of December 31, 1998, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Illinois Housing Development Authority's financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing, we have also issued a reports dated January 17, 1999, on our consideration of the Partnership's internal control structure, on its compliance with specific requirements applicable to Affirmative Fair Housing, and on its compliance with laws and regulations.


Comer, McKee & Gunderson, P.C.
January 27, 1999

8606 Allisonville Road * Suite 120 * Indianapolis, IN 46250 + TEL (317) 841-3393 * FAX (317) 841-3989

MCGLADREY&PULLEN, LLP    RSM
Certified Public Accountants and Consultants international

INDEPENDENT AUDITOR'S REPORT

To the Partners
Brewer Street Apartments Limited Partnership
Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Brewer Street Apartments Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewer Street
Apartments Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Greensboro, North Carolina
January 21, 1999

I

DiMarcow,
Abiusi
& Pascarella
Philip Abiusi
L. Richard Pascarella
Nalkho Sung
Leo N. Bonfardeci
Carl T. Greco
Michael A. Marnmolito
David R. Snyder
Charles R. Petty
Scott J. Martin
INDEPENDENT AUDITORS' REPORT

To The Partners
CAIRO HOUSING COMPANY I
East Syracuse, New York

We have audited the accompanying balance sheets of Cairo Housing Company I (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash f lows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cairo Housing Company I as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

DiMARCO, ABIUSI & PASCARELLA, P.C.


Syracuse, New York February 16, 1999

1

4 Clinton Square - Suite 104 Syracuse, NY 13202-1074   Phone (315)
475-6954Fax (315) 475-2937
15 Thomwood Drive - Suite 3 Ithaca, NY 14850 Phone (607) 266-0182 Fax (607) 266-0195

Visit us on the Web at www.dimarcocpa.com or email us at cpa0dimarcocpa.com

CREELMAN & SMITH, P.C.

Certified Public Accountants

To the Partners
Cambridge Family YMCA Affordable Housing
Limited Partnership
Cambridge, Massachusetts

REPORT OF INDEPENDENT AUDITORS

We have audited the accompanying balance sheets of Cambridge Family YMCA Affordable Housing Limited Partnership (A Massachusetts limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Family YMCA Affordable Housing Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Creelman & Smith, P.C.
Certified Public Accountants

Boston, Massachusetts
January 21, 1999

3 30 CONGRESS STREET BOSTDN, MASSACHLISETTS 022 10
Tel(617)542-4114 * creelman@creelman.coni * Fax(617)695-0761

SALMIM, CELONA, WEHRLE & FLAHERTY, LLP
CERTIFITED PUBLIC ACCOUNTANTS

1170 CHILI AVENUE  ROCHESTER,  NY 14694-3033  716 / 279-0120  FAX 716 /
279-0166

To The Partners
College Green Rental Associates
Rochester, Now York

Independent Auditor's Report

We have audited the accompanying balance sheet of College Greene Rental Associates, L.P. (a Limited Partnership as of December 31, 1998 and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partners management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of College Greene Rental Associates, L.P. as of December 31, 1997, were audited by other auditors whose report dated February 9, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of College Greene Rental Associates, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Salmin, Celona, Wehrle & Flaherty, LLP

January 25, 1999
CRAIN & COMPANY
S. Lawson Crain, CPA
R. Thomas Crenshaw, CPA
Trenton D. Watrous, CPA, CVA
Jason T. Shanes, CPA Mark M. Layne, CPA
Katherine G. Watts, CPA
John E. Hudson, CPA
Madison Square 24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 n Fax (901) 668-1218
Tony R. Jones, CPA
Karen C. Miller, CPA
Melinda Y. Chapman, CPA
Dale Cavaness, CPA
William H. Pitt~ 111, CPA
Tamara H. Stanfill, CPA
C. Mickey Hannon, CPA
Amy K. Santaniello, CPA
Anita C. Hamilton, CPA
Karen L. Taylor, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Crofton Associates 1, Limited Partnership

We have audited the accompanying balance sheets of Crofton Associates L Limited Partnerships, FmHA Project No.: 20-024-0621467587 as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial, statements referred to above present fairly, in all material respects the financial position of Crofton Associates I, Limited Partnership, FmHA Project No.: 20-024-0621467587 as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1999 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations.

CRAIN & COMPANY, PLC
Certified Public Accountants

Jackson, Tennessee
January 13, 1999

-3-

Member of Tennessee Society of Certified Public Accountants, American institute of Certified Public Accountants and Private Companies Practice Section
Matthews, Hearon,
Cutrer & Lindsay, P.A.
Brett C. Matthews, CPA
CERTIFIED PUBLIC ACCOUNTANTS
Member
American Institute of
J. Raleigh Cutrer, &A
Charles R. Undsay, CPA
J. Erik Hearon, CPA
Tammy L. Burney, CPA
Matthew E. Freeland, CPA
Elizabeth Hulen Barr, CPA

INDEPENDENT AUDITOR'S REPORT

To the Partners
Cypress Point, LP
Naples, Florida

We have audited the accompanying balance sheets of Cypress Point, LP (a Florida limited partnership), as of December 31, 1998 and 1997 and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


Jackson, Mississippi
February 2, 1999

633 North State Street * Suite 607 a Jackson, Mississippi 39202-3306 Telephone (601) 355-9266 9 Facsimile (601) 352-6826

CRAIN & COMPANY
S. Lawson Crain, CPA
R. Thomas Crenshaw, CPA
Trenton D. Watrous, CPA, CVA
Jason T. Shanes, CPA Mark M. Layne, CPA
Katherine G. Watts, CPA
John E. Hudson, CPA
Madison Square 24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 n Fax (901) 668-1218
Tony R. Jones, CPA
Karen C. Miller, CPA
Melinda Y. Chapman, CPA
Dale Cavaness, CPA
William H. Pitt~ 111, CPA
Tamara H. Stanfill, CPA
C. Mickey Hannon, CPA
Amy K. Santaniello, CPA
Anita C. Hamilton, CPA
Karen L. Taylor, CPA

INDEPENDENT AUDITORS' REPORT


To the Partners
Gallaway Associates 1, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates I, Limited Partnership, FmHA Project No.: 48-024-621474763 as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallaway Associates I, Limited Partnership, FmHA Project No.: 48-024-621474763 as I of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic, financial statements taken as a whole.

In accordance with Government Auditing Standards we have also issued a report dated January 19, 1999 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations.

CRAIN & COMPANY, PLC
Certified Public Accountants

Jackson, Tennessee
January 19, 1999

-3-

BERRY, DUNN, McNEIL & PARKER
CERTIFIED PUBLIC ACCOUNTANTS
MANAGEMENT CONSULTANTS

INDEPENDENT AUDITORS' REPORT

The Partners
Green Acres Limited. Partnership

We have audited the balance sheets of Green Acres Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Acres Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules I through 5 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Portland, Maine
January 7, 1999

-2-

Offices in:    Bangor, Maine Portland, Maine Lebanon, New Hampshire
Manchester, New Hampshire

Schoonover Boyer Gettman & Associates

Certified Public Accountants e Financial Consultants

INDEPENDENT AUDITORS' REPORT

To the Partners
Hackley-Barclay Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheets of Hackley-Barclay Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley-Barclay Limited Dividend Housing Association Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Columbus, Ohio
January 22, 1999

110 Northwoods Boulevard 0 Suitc-200 o Worthington. Ohio 4~3235 0
614/888-8000 Fax 614/888-8634

CRAIN & COMPANY
S. Lawson Crain, CPA
R. Thomas Crenshaw, CPA
Trenton D. Watrous, CPA, CVA
Jason T. Shanes, CPA Mark M. Layne, CPA
Katherine G. Watts, CPA
John E. Hudson, CPA
Madison Square 24 Corporate Blvd.
Jackson, Tennessee 38305-2395
Telephone (901) 668-7070 n Fax (901) 668-1218
Tony R. Jones, CPA
Karen C. Miller, CPA
Melinda Y. Chapman, CPA
Dale Cavaness, CPA
William H. Pitt~ 111, CPA
Tamara H. Stanfill, CPA
C. Mickey Hannon, CPA
Amy K. Santaniello, CPA
Anita C. Hamilton, CPA
Karen L. Taylor, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Hickman Associates H, Limited Partnership

We have audited the accompanying balance sheets of Hickman Associates II Limited Partnership, FmHA Project No.: 20-038-621451228 as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements position. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects financial position of Hickman Associates H, Limited Partnership, FmHA Project No.: 20-038-621451228 as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Jackson, Tennessee
January 18, 1999

-3-

Thomas C. Cunningham, CPA PC
23 MOORE STREET
BRISTOL, VIRGINIA 24201
(540) 669-5531

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lee Terrace Limited Partnership

I have audited the accompanying balance sheets of Lee Terrace Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Terrace Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information on pages 14 to 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated February 18, 1999 on my consideration of Lee Terrace Limited Partnership's internal control and a report dated February 18, 1999 on its compliance with laws and regulations applicable to the financial statements.

THOMAS C. CUNNINGHAM, CPA P.C.
February 18, 1999

-3-


PAGE
OLSON &
COMPANY P C

INDEPENDENT AUDITORS' REPORT

February 17, 1999

To the Partners
Midland Housing Limited Partnership

We have audited the accompanying balance sheets of Midland Housing Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

1

2865 SOUTH LINCOLN ROAD - PO BOX 368 - IVIT PLEASANT, MI 48804 0368 . 517 773 5494 - FAX 517 773 5816
PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
1100 Bausch & Lomb Place
Rochester NY 14604-2705
Telephone (716) 232 4000

Report of Independent Accountants

February 1, 1999

To the Partners Mt. Vernon Associates, L.P.

In our opinion, the accompanying statements of financial position and the related statements of operations and partners' capital, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Mt. Vernon Associates, L.P. at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



DuRANT, SCHRAIBMAN & LINDSAY
Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners
Oakwood Manor of Bennettsville, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor of Bennettsville, A Limited Partnership, as of December 3 1, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

February 4, 1999

4408 Forest Drive, Third Floor 0 Columbia, South Carolina 29206 * Telephone 803-790-0020 * Fax 803-790-0011

 Duggan, Joiner, Birkenmeyer, Stafford & Furman, P.A.

INDEPENDENT AUDITORS' REPORT
January 22, 1999

To the Partners
 Palmetto Properties,. Ltd.

We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for the years ended December 31, 1998 and 1997
as listed in the table of contents. These    financial statements are the
responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Properties, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

334 N.W. Third Avenue Ocala, FL 34475  (352)732-0171 Fax (352)867-1370
INDEPENDENT AUDITORS' REPORT

MAYER     H0FFMAN McCANN L.C.
To the Partners

SIXTH STREET PARTNERS LIMITED PARTNERSHIP
We have audited the accompanying balance sheets of Sixth Street Partners Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sixth Street Partners Limited Partnership as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 1-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Kansas City, Missouri
January 20, 1999

1-3

Philip Abiusi
L. Richard Pascarella
Nakho Sung
DiMarco, Abiusi & Pascarella
Carl T. Greco
Certified Public Accountants, P.C.
David R. Snyder
Charles R. Petty
Scott J. Martin
Leo N. Bonfardeci
Michael A. Mammolito


INDEPENDENT AUDITORS' REPORT

To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New York

We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income, partners I capital and cash f lows f or the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voorheesville Housing Company I as of December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

DiMARCO, ABIUSI & PASCARELLA, P.C.



Syracuse, New York
February 16, 1999

1

Dauby O'Connor & Zaleski
A Limited Liability Company
Certified Public Accountants

Independent Auditors' Report

To the Partners of
Waynesburg House Associates
(A Pennsylvania Limited Partnership)


We have audited the accompanying balance sheet of Waynesburg House Associates (a Pennsylvania Limited Partnership) as of December 31, 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 financial statements were audited by other auditors whose report dated January 26, 1998, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in allmaterial respects, the financial position of Waynesburg House Associates as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 1999, on our consideration of the Partnership's internal controls and a report dated March 5, 1999, on its compliance with laws and regulations.

Waynesburg House Associates
Page Two

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



March 5, 1999
Dauby O'Connor & Zaleski, LLC
Carmel, Indiana
Certified Public Accountants



RAYMOND & BROUSSARD
A PROFESSIONAL CORPORATION
CERTEFIED PUBLIC ACCOUNTANTS
2616 Toulon Drive
Baton Rouge, Louisiana 70816
Telephone: Cn5) 292-9211
Fax: C225) 292-0727
Paul C. Raymond, Sr, C.P.A., Retired
Kathryn Raymond Broumard, CP-~L

INDEPENDENT AUDITORS' REPORT

To The Partners
White Castle Citizens Partnership, Ltd.

We have audited the accompanying balance sheet of White Castle Senior Citizens Partnership Ltd., RHS Project No.:
22-024-721149468, as of December 31, 1998 and December 31, 1997,
and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of
material misstatement.   An audit includes examining, on a test
basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Castle Senior Partnership, Ltd. as of December 31, 1998 and 1997, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 13 is presented for purposes of additional analysis and is not a required part if the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form RHS 1930-8) Parts I through III and the Multiple Family Housing Project Budget (Form RHS 1930-7) Parts I through V for the year ended December 31, 1998, is presented for purposes of complying with the requirements of Rural Housing Services, and is also not a required part of the basic financial statements. Reports on compliance with laws and regulations and internal control are presented as additional supplemental information on pages 22-28. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
Baton Rouge, Louisiana
March 15, 1999
Blackman & Associates, P.C.
Certified Public Accountants,


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

INDEPENDENT AUDITORS' REPORT

To the Partners
Hickman Associates 11, Limited Partnership


We have audited the accompanying balance sheets of Hickman Associates II, Limited Partnership, FmHA Project No.: 20-038-621451228 as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



DIMARCO, ABIUSI & PASCARELLA
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

The Clinton Exchange,
4 Clinton Square, Suite 104,
Syracuse, New York 13202-1074


INDEPENDENT AUDITORS' REPORT


To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New York


We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flow for the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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
Fax: (504) 292-0727

Paul C. Raymond, Sr., C.P.A., Retired
Kathryn Raymond Broussard, C.P.A.

INDEPENDENT AUDITORS' REPORT

To The Partners
White Castle Senior Citizens Partnership, Ltd.

We have audited the accompanying balance sheets of White Castle Senior Citizens Partnership, Ltd., RHS Project No.: 22-024721149468, as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form RHS 1930-8) Parts I through III and in the Multiple Family Housing Project Budget (Form RHS 1930-7) Parts I through V for the year ended December 31,1997, is presented for purposes of complying with the requirements of the Rural Housing Services and is not a required part of the basic financial statements. Reports on compliance with laws and regulations and internal control are presented as additional supplemental information on pages 23-
27. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Baton Rouge, Louisiana
March 14, 1998

RAJEEV RAJ C.P.A
Certified Public Accountant

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Chelsea Square Development Limited Partnership

I have audited the accompanying balance sheet of Chelsea Square Development Limited Partnership (A Development Stage and a Massachusetts limited partnership) as of December 31, 1998, and the related statements of operations, changes in partners, capital, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

March 7, 1999

1600 Providence highway, # 285, Walpole, Ma-02081. Phone (508) 660-2592 Fax
(508) 660-1569
raj-cpa.com  e-mail-rajeev@raj-cpa.com
PRICEWATERHOUSECOOPER5

PricewaterhouseCoopers LLP
I 100 Bausch & Lomb Place
Rochester NY 14604-2705
Telephone (716) 232 4000

Page 1

Report of Independent Accountants

January 25, 1999

To the Partners
Evergreen Hills Associates, L.P.

In our opinion, the accompanying statements of financial position, and the related statements of operations and partners' capital, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P. at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

STIENESSEN - SCHLEGEL & CO.
LIMITED LIABILITY COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners
Glen Place Apartments Limited Partnership

We have audited the accompanying balance sheets of Glen Place Apartments Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Place Apartments Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

January 22, 1999

2411 N. HILLCREST PARKWAY, P.O. BOX 810, EAU CLAIRE, WI 54702-0810 9 PHONE(715) 832-3425 FAX(715) 832-1665

Habit, Arogeti & Wynne, P. C.


INDEPENDENT AUDITORS' REPORT

To the Partners
Jackson Rental Housing, L.P.

We have audited the accompanying balance sheet of JACKSON RENTAL HOUSING, L.P. [a limited partnership], Federal ID No. 10-018-582031912, as of December 31, 1998, and the related statements of operations, changes in partners' equity [deficit], and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of JACKSON RENTAL HOUSING, L.P. as of December 31, 1997 were audited by other auditors whose report dated January 21, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration's Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JACKSON RENTAL HOUSING, L.P. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of JACKSON RENTAL HOUSING, L.P.'s internal control and a report dated February 8, 1999 on its compliance with laws and regulations.

Our audits were made for the purposes of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basis financial statements taken as a whole. February 8, 1999

MEMBERS

GEORGIA SOCIETY OF AMERICAN INSTITUTE OF     AICPA DIVISION FOR CPA FIRMS
CERTIFIED PUBLIC ACCOUNTANTS CERTIFIED PUBLIC ACCOUNTANTS PRIVATE COMPANIES PRACTICE SECTION SEC PRACTICE SECTION
PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants


INDEPENDENT AUDITOR'S REPORT

To the Partners
LEESVILLE ELDERLY APARTMENTS
A LOUISIANA PARTNERSHIP IN COMMENDAM

We have audited the accompanying balance sheets of LEESVILLE ELDERLY APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31,1998 and 1997 and the related statements of operations, changes in partners equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LEESVILLE ELDERLY APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and 1997 taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Metairie, Louisiana
February 18, 1999

PLANTE & MORAN, LLP

To the Partners
Lakeview Meadows 11 Limited Dividend
Housing Association Limited Partnership

We have audited the financial statements of Lakeview Meadows 11 Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No. 905, as of and for the year ended December 31, 1998, and have issued our report thereon dated February 15, 1999.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

Compliance

Compliance with laws, regulations, contracts, and grants applicable to the project is the responsibility of Partnership management. As part of obtaining reasonable assurance about whether the financial statements are free of material misstatement, we performed tests of the Partnership's compliance with certain provisions of laws, regulations, contracts, and grants, including compliance with specific provisions of the MSHDA Regulatory Agreement, MSHDA Directives, and HUD regulations and procedures included in the HUD subsidy contract, and MSHDA Multifamily Audit Guidelines. However, our objective was not to provide an opinion on overall compliance with such provisions. Accordingly, we do not express such an opinion.

The results of our tests disclosed no instances of noncompliance that we have reported herein under Government Auditing Standards required to be reported herein under the provisions referred to in the preceding paragraph.

We have compared the December 31, 1998 Monthly Income and Expense Report submitted to MSHDA with balances in the financial statements for the year ended December 31, 1998 audited by us and covered by our report dated February 15, 1999. The account balances set forth therein are in material agreement (defined by MSHDA as differences not exceeding 10 percent and $1,000), except as noted below.


To the Partners
Lakeview Meadows 11 Limited Dividend
Housing Association Limited Partnership

Trade Accounts Payable/Accrued Liabilities Reconciliation

Accounts payable on the MSHDA report includes accrued management fee which has been included in accrued liabilities in the audited financial statements of Lakeview Meadows 11 Limited Dividend Housing Association Limited Partnership.

In addition, we have reviewed the trade accounts payable balance listed on Schedule B of the March 1998 Monthly Income and Expense Report submitted to
MSHDA: Account balances were in material agreement.

Internal Control over Financial Reporting

In planning and performing our audit, we considered Lakeview Meadows 11 Limited Dividend Housing Association Limited Partnership's internal control over financial reporting in order to determine our auditing procedures for the purpose of expressing our opinion on the financial statements and not to provide assurance on the internal control over financial reporting. Our consideration of the internal control over financial reporting would not necessarily disclose-all matters in the internal control over financial reporting that might be material weaknesses. A material weakness is a condition in which the design or operation of one of more of the internal control components does not reduce to a relatively low level the risk that misstatements in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. We noted no matters involving the internal control over financial reporting and its operation that we consider to be material weaknesses.

Additionally, no management letter was issued in relation to our audit as of and for the year ended December 31, 1998.

22   PLANTE & MORAN, LL
To the Partners
Lakeview Meadows 11 Limited Dividend
Housing Association Limited Partnership

This report is intended for the information of the Partners, management, and the Michigan State Housing Development Authority. However, this report is a matter of public record, and its distribution is not limited.

February 15, 1999
PLANTE &MORAN, LLP


PAILET, MEUNIER and LeBLANC, L.L.P.
Certified Public Accountants
Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
LOCKPORT ELDERLY HOUSING APARTMENTS
A LOUISIANA PARTNERSHIP IN COMMENDAM

We have audited the accompanying balance sheets of LOCKPORT ELDERLY HOUSING APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOCKPORT ELDERLY HOUSING APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1998 and 1997 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1998 and 1997 taken as a whole. The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Metairie, Louisiana
February 19, 1999



Stringari and Cimer
CERTIFIED PUBLIC ACCOUNTANTS
1051 Magnolia Road
Vineland, New Jersey 08360-6480
(609) 691-3673 Fax (609) 692-1454

Brian J. Stringari, CPA
Steven A. Cimer, CPA

To the Partners
Parvins Limited Partnership

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Parvins Limited Partnership as of December 31, 1998 and December 21, 1997, and the related "Statement of Operations", "Statement of partners' Equity" and "Statement of Cash Flows" for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parvins Limited Partnership as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in a relations to the basic financial statements taken as a whole.

Stringari and Cimer
Certified Public Accountants

February 1, 1999
JEROME P. Lewis, CPA
REGARDIE, BROOKS & LEVWS
JESSE A. KAISER, CPA
CHARTERED NATHAN J. ROSEN, CPA
PAUL J. GNATT, CPA
CONSULTANTS & CERTIFIED PUBLIC ACCOUNTANTS
CELSO T MATAAC, JR., CPA
PHILIP R. BAKER, CFA
DOUGLAS A. DOWUNG, CPA
7101 WISCONSIN AVENUE, SUITE 1012 9 BETHESDA, MARYLAND 20814
TEL (301) 654-9000 e-mail: rblcpa0rbIcpa.com FAX (301) 656-3056
DAVID A. BROOKS, CPA
CONSULTANT
BRIAN J. GIGAM CPA
BENJAMIN F REGARDIE(1897-1973)

INDEPENDENT AUDITOR'S REPORT

February 22, 1999

To the Partners,
Peach Tree Limited Partnership
Bethesda, Maryland

We have audited the accompanying balance sheets of Peach Tree Limited Partnership as of December 31, 1998 and 1997, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing, Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating tl~e overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peach Tree Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 22, 1999 on our consideration of Peach Tree Limited Partnership's internal control and on its compliance with laws and regulations.

Certified Public Accountants

- I -
Kenneth C. Boothe & Company, P.C.
Certified Public Accountant 1001 East Farm Road 700 9 Big Spring, Texas 79720 * (915) 263-1324 * FAX (915) 263-2124

INDEPENDENT AUDITORS' REPORT

To the Partners
Ponderosa Meadows Limited Partnership

We have audited the accompanying balance sheets of Ponderosa Meadows Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponderosa Meadows Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 1999, on our consideration of Ponderosa Meadows Limited Partnership's internal control structure and a report dated February 6, 1999, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 20 through 21 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly state all material respects in relation to the basic financial statements taken as a whole.

 KENNETH C. BOOTHE AND COMPANY, P.C.

February 6, 1999
Big Spring, Texas

GWEN WARD, P.C.
CERTIFIED PUBL IC ACCOUNTANT
609 UNIVERSITY DRIVE
FORT WORTH. TEXAS 76107
(817) 336-5880
MEMBER
AMERICAN INSTITUTE OF
CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditor's Report

To the Partners of
Rio Grande Apartments, Ltd.
Eagle Pass, Texas

I have audited the accompanying balance sheet of Rio Grande Apartments, Ltd. as of December 31, 1998 and 1997 the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande Apartments, Ltd. as of December 31, 1998 and 1997 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made f or the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 1-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the b financial statements taken as a whole.

Fort Worth, Texas
March 12, 1999

Martin A, Starr, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Partners
Virginia Avenue Affordable Housing Limited Partnership

I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Martin A. Starr
Certified Public Accountant
March 18, 1999

-3-

Certified Public Accountant


Kenneth C. Boothe & Company, P.C.
Certified Public Accountant
1001 East Farm Road 700 9 Big Spring, Texas 79720 - (915) 263-1324 * FAX
(915) 263-2124

INDEPENDENT AUDITORS' REPORT

To the Partners
Vista Loma Limited Partnership

We have audited the accompanying balance sheets of Vista Loma Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Loma Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 1999, on our consideration of Vista Loma Limited Partnership's internal control structure and a report dated February 6, 1999, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 19 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of-the basic financial statements and, in our opinion, is fairly stated in all in material respects in relation to the basic financial statements taken as a whole.

KENNETH C. BOOTHE AND COMPANY, P.C.

February 6, 1999
Big Spring, Texas

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

January 12, 1998




Henderson, Godbee & Nichols, P. C.
Certified Public Accountants

Members of American Institute of Certified Public Accountants
Georgia Society of Certified Public Accountants

Robert A. Goddard, Jr CPA (1943-1989)    Maureen P. Collins, CPA
Gerald H. Henderson. CPA Krystal P. Hiers, CPA
J. Wendell Godbee CPA    Marguerite J. Joyner CPA
M. Paul Nichols Jr CPA   Shirley S. Miller CPA
Susan S. Swader CPA James W. Godbee Jr, CPA
Mark S. Rogers, CPA Kenny L. Carter, CPA


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


Kenneth C. Boothe & Company, P.C.

Certified Public Accountant
1001 East Farm Road 700 - Big Spring, Texas 79720 - (915) 263-1324 - FAX
(915) 263-2124

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



Martin A. Starr
Certified Public Accountant
February 11, 1998



Certified Public Accountant
4260 Truxtun Avenue, Ste. 140, Bakersfield, CA 93309 805-635-3185
FAX 805-635-3190

Kenneth C. Boothe & Company, P.C.
Certified Public Accountant


1001 East Farm Road 700 - Big Spring, Texas 79720 - (915) 263-1324 - FAX
(915) 263-2124

INDEPENDENT AUDITORS'REPORT

To the Partners
Vista Loma Limited Partnership

We have audited the accompanying balance sheets of Vista Loma Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

KENNETH C. BOOTHE AND COMPANY, P.C.
January 20, 1998
RAJEEV RAJ
Certified Public Accountant


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

February 1, 1997

Rajeev Raj C.P.A.
Tel: (508) 660-2592
1600 Providence Highway
Fax: (508) 660-1569
Walpole, MA O2081
Accountants and
Management Consultants   Grant Thornton
The US Member Firm of    GRANT THORNTON LLP
Grant Thornton International

Report of Independent Certified Public Accountants

To the Partners of
Community Dynamics - Plano, Ltd.

We have audited the balance sheets of Community Dynamics - Plano, Ltd. (a Texas limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Plano, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Dallas, Texas
January 28, 1999

Suite 500
1717 Main Street
Dallas, TX 75201
Tel: 214 561-2300
Fax: 214 561-2370

ARTHURANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Jefferson Square, Ltd.:

We have audited the accompanying balance sheets of JEFFERSON SQUARE, LTD. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital accounts, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Denver, Colorado,
February 12, 1999.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Jeremy Associates Limited Partnership:

We have audited the accompanying balance sheets of JEREMY ASSOCIATES LIMITED PARTNERSHIP (a Colorado limited partnership) as of December 31,1998 and 1997, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are-free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeremy Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Denver, Colorado,
February 12, 1999.
PAILET, MEUIER and ALAN, L.L.P.
Certified Public Accountants

Management Consultants

INDEPENDENT AUDITOR'S REPORT

To the Partners
LONE STAR SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of LONE STAR SENIORS APARTMENTS, LTD., RHS PROJECT NO. 50-072-721219924 as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LONE STAR SENIORS APARTMENTS, LTD. as of December 31, 1998 and 1997 and the results of its Operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 16 through 24, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

in accordance with Government Auditing Standards, we have also issued a report dated February 25, 1999 on our consideration of LONE STAR SENIORS APARTMENTS, LTD's internal control and a report dated February 25, 1999 on its compliance with laws and regulations applicable to the financial statements.

Metairie, Louisiana
February 25, 1999

4

Scarbrough & Associates

Certified Public Accountants

Member
Missouri Society of
Financial Planning.
Retirement

INDEPENDENT AUDITORS'REPORT

To the Partners
Northpointe, L.P.


We have audited the accompanying balance sheets of Northpointe, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe, L.P. as of
December 31, 1998 and 1997, and    the results of its operations, changes
in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic
financial statements     taken as a whole.
The supplemental information on pages 13 mid 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Scarbrough & Associates, L.L.C.

February 23, 199

5500 NORTH OAK, SUITE 203
KANSAS CITY, MO, 64118
FAX: (816) 455-5 100
(816) 452-4272
Henderson & Godbee, P. C.
Certifled Public Accountants Members of American Institute of Certified Public Accountants Georgia Society of Certified Public Accountants

Robert A. Goddard, Jr., CPA (1943-1989) Maureen P. Collins, CPA
Gerald H. Henderson, CPA Krystal P. Hiers, CPA
J. Wendell Godbee, CPA   Shirley S. Miller, CPA
Mark S. Rogers, CPA James W. Godbee, Jr., CPA
Susan S. Swader, CPA Kenny L. Carter, CPA

INDEPENDENT AUDITORS' REPORT

To the Partners
Summerset Housing Limited, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Summerset Housing, Limited, L.P. (a limited partnership), Federal ID No.: 58-1982979, as of December 31, 1998 and 1997, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summerset Housing Limited, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Summerset Housing Limited, L.P.'s internal control structure and a report dated January 15, 1999 on its compliance with laws and regulations.

Henderson. & Godbee, P.C.
Certified Public Accountants

January 15, 1999

3488 North Valdosta Road / P. 0. Box 2241 / Valdosta, Georgia 31604-2241 /
Phone: (912) 245-6040 / FAX: (912) 245-1669

BL
Blume Loveridge & CO., PLLC

CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Wedgewood Lane Associates, A
Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Wedgewood Lane Associates, A Washington Limited Partnership, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wedgewood Lane Associates, A Washington Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 16, 1999, on our consideration of the Partnership's compliance with laws and regulations and on internal control over financial reporting.


11100 NE 8th Street, Suite 410, Bellevue, WA 98004-4441 PHONE (425) 453-2088 FAX (425) 646-3368

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS (CONTINUED)

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 11 to 13j-s presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1998, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form RD 1930-7), has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1. 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.

The additional information presented on page 14 is presented for the purpose of complying with the requirements of a limited partner and is not a required part of the financial statements. The additional information presented on page 14 has been subjected to the auditing procedures applied in the audits of the financial statements for the years ended December 31, 1998 and 1997, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

January 16, 1999
Blume Loveridge & Co., PLLC
Bellevue, Washington


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


Denver, Colorado,
February 13, 1998.


Henderson, Godbee & Nichols, P. C.
Certified Public Accountants

Members of American Institute of Certified Public Accountants
Georgia Society of Certified Public Accountants

Robert A. Goddard, Jr CPA (1943-1989)    Maureen P. Collins, CPA
Gerald H. Henderson. CPA Krystal P. Hiers, CPA
J. Wendell Godbee CPA    Marguerite J. Joyner CPA
M. Paul Nichols Jr CPA   Shirley S. Miller CPA
Susan S. Swader CPA James W. Godbee Jr, CPA
Mark S. Rogers, CPA Kenny L. Carter, CPA

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
908-231-1000   Fax 908-231-6894
E-mail:  rrbb@net-lynx.com
Other Offices:
195 Maplewood Avenue
Maplewood, NJ 07040
201-763-6363   Fax 201-763-4430
WALLACE SANDERS& COMPANY
Crosspoint Atrium
8131 LBJ Freeway, Suite 875
Dallas, Texas 75251
Tel. 972/690-6301
Fax 972/669-3462


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

February 11, 1997

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                         BALANCE SHEETS

                    March 31, 1999 and 1998

                                                              Total
                                        ----------------------------------------
--------
                                                 1999                      1998
                                        ----------------------    --------------
--------
                              ASSETS

INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and D)        $           108,418,478   $
121,032,270

OTHER ASSETS

   Cash and cash equivalents (notes
       A and H)                                      1,693,799
1,653,522

   Investments (notes A and B)                       2,237,166
2,970,867

   Notes receivable (note E)                         1,364,322
2,056,333

   Deferred acquisition costs, net
       of accumulated amortization
       (notes A and C)                               1,612,244
1,681,137

   Organization costs, net of
       accumulated amortization
       (note A)                                            170
67,358

   Other assets (note F)                             2,459,125
1,728,300
                                        ----------------------    --------------
--------
                                       $           117,785,304   $
131,189,787
                                        ======================
======================

                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                        $                 4,553   $
4,553

   Accounts payable - affiliates
       (note C)                                     11,385,333
8,703,412

   Capital contributions payable
       (note D)                                      1,595,177
2,726,063
                                        ----------------------    --------------
--------
                                                    12,985,063
11,434,028
                                        ----------------------    --------------
--------


PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership
          interest consisting of
          22,000,000 authorized
          beneficial assignee
          certificates (BACs), $10
          stated value per BAC,
          21,996,102 issued and
          outstanding to the
          assignees at March 31,
          1999 and 1998                                      -
-
   Assignees

      Units of beneficial interest
          of the limited
          partnership interest of
          the assignor limited
          partner, 21,996,102
          issued and outstanding at
          March 31, 1999 and 1998                  105,641,899
120,447,861
   General partner                                    (841,658)
(692,102)
                                        ----------------------    --------------
--------
                                                   104,800,241
119,755,759
                                        ----------------------    --------------
--------
                                       $           117,785,304   $
131,189,787
                                        ======================
======================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998

                                                            Series 15
                                        ----------------------------------------
--------
                                                 1999                      1998
                                        ----------------------    --------------
--------
                              ASSETS


INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and D)        $            14,142,163   $
16,246,406

OTHER ASSETS

   Cash and cash equivalents (notes
       A and H)                                        306,884
156,717

   Investments (notes A and B)                         128,028
125,000

   Notes receivable (note E)                            32,170
110,000

   Deferred acquisition costs, net
       of accumulated amortization
       (notes A and C)                                 247,024
257,535

   Organization costs, net of
       accumulated amortization
       (note A)                                              -
-

   Other assets (note F)                               807,527
473,086
                                        ----------------------    --------------
--------
                                       $            15,663,796   $
17,368,744
                                        ======================
======================

                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                        $                 1,145   $
1,145

   Accounts payable - affiliates
       (note C)                                      3,155,784
2,360,745

   Capital contributions payable
       (note D)                                         32,922
32,922
                                        ----------------------    --------------
--------
                                                     3,189,851
2,394,812
                                        ----------------------    --------------
--------


PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership
          interest consisting of
          22,000,000 authorized
          beneficial assignee
          certificates (BACs), $10
          stated value per BAC,
          3,870,500 issued and
          outstanding to the
          assignees at March 31,
          1999 and 1998                                      -
-
   Assignees

      Units of beneficial interest
          of the limited
          partnership interest of
          the assignor limited
          partner, 3,870,500 issued
          and outstanding at March
          31, 1999 and 1998                         12,681,877
15,156,864
   General partner                                    (207,932)
(182,932)
                                        ----------------------    --------------
--------
                                                    12,473,945
14,973,932
                                        ----------------------    --------------
--------
                                       $            12,473,945   $
14,973,932
                                        ======================
======================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998

                                                              Series 16
                                           -------------------------------------
---------
                                                    1999
1998
                                           ---------------------    ------------
---------
                               ASSETS


INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and D)           $          27,165,227    $
30,777,843

OTHER ASSETS

   Cash and cash equivalents (notes A
       and H)                                           213,451
199,558

   Investments (notes A and B)                          884,449
1,000,758

   Notes receivable (note E)                                  -
-

   Deferred acquisition costs, net of
       accumulated amortization (notes
       A and C)                                         396,021
412,871

   Organization costs, net of
       accumulated amortization (note
       A)                                                     -
-

   Other assets (note F)                                133,695
72,210
                                           ---------------------    ------------
---------
                                          $          28,792,843    $
32,463,240
                                           =====================
=====================

                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                           $                   -    $
-

   Accounts payable - affiliates (note
       C)                                             2,727,066
2,235,091

   Capital contributions payable (note
       D)                                               142,506
145,311
                                           ---------------------    ------------
---------
                                                      2,869,572
2,380,402
                                           ---------------------    ------------
---------


PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership
          interest consisting of
          22,000,000 authorized
          beneficial assignee
          certificates (BACs), $10
          stated value per BAC,
          5,429,402 issued and
          outstanding to the assignees
          at March 31, 1999 and 1998                          -
-
   Assignees

      Units of beneficial interest of
          the limited partnership
          interest of the assignor
          limited partner, 5,429,402
          issued and outstanding at
          March 31, 1999 and 1998                    26,130,647
30,248,618
   General partner                                     (207,376)
(165,780)
                                           ---------------------    ------------
---------
                                                     25,923,271
30,082,838
                                           ---------------------    ------------
---------
                                          $          28,792,843    $
32,463,240
                                           =====================
=====================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998

                                                              Series 17
                                           -------------------------------------
---------
                                                    1999
1998
                                           ---------------------    ------------
---------
                               ASSETS


INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and D)           $          24,774,196    $
27,762,778

OTHER ASSETS

   Cash and cash equivalents (notes A
       and H)                                           349,189
388,024

   Investments (notes A and B)                          100,000
-

   Notes receivable (note E)                          1,332,152
1,409,982

   Deferred acquisition costs, net of
       accumulated amortization (notes
       A and C)                                         357,648
373,197

   Organization costs, net of
       accumulated amortization (note
       A)                                                     -
10,804

   Other assets (note F)                              1,425,347
1,121,814
                                           ---------------------    ------------
---------
                                          $          28,338,532    $
31,066,599
                                           =====================
=====================

                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                           $                   -    $
-

   Accounts payable - affiliates (note
       C)                                             3,035,918
2,159,306

   Capital contributions payable (note
       D)                                             1,367,195
1,367,195
                                           ---------------------    ------------
---------
                                                      4,403,113
3,526,501
                                           ---------------------    ------------
---------


PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership
          interest consisting of
          22,000,000 authorized
          beneficial assignee
          certificates (BACs), $10
          stated value per BAC,
          5,000,000 issued and
          outstanding to the assignees
          at March 31, 1999 and 1998                          -
-
   Assignees

      Units of beneficial interest of
          the limited partnership
          interest of the assignor
          limited partner, 5,000,000
          issued and outstanding at
          March 31, 1999 and 1998                    24,125,744
27,694,376
   General partner                                     (190,325)
(154,278)
                                           ---------------------    ------------
---------
                                                     23,935,419
27,540,098
                                           ---------------------    ------------
---------
                                          $          28,338,532    $
31,066,599
                                           =====================
=====================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998

                                                              Series 18
                                           -------------------------------------
---------
                                                    1999
1998
                                           ---------------------    ------------
---------
                               ASSETS


INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and D)           $          18,832,106    $
20,921,603

OTHER ASSETS

   Cash and cash equivalents (notes A
       and H)                                           306,065
301,444

   Investments (notes A and B)                          230,531
474,000

   Notes receivable (note E)                                  -
536,351

   Deferred acquisition costs, net of
       accumulated amortization (notes
       A and C)                                         269,156
280,569

   Organization costs, net of
       accumulated amortization (note
       A)                                                     -
18,772

   Other assets (note F)                                 56,099
44,622
                                           ---------------------    ------------
---------
                                          $          19,693,957    $
22,577,361
                                           =====================
=====================

                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                           $                   -    $
-

   Accounts payable - affiliates (note
       C)                                             1,354,989
1,048,041

   Capital contributions payable (note
       D)                                                18,554
717,635
                                           ---------------------    ------------
---------
                                                      1,373,543
1,765,676
                                           ---------------------    ------------
---------


PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership
          interest consisting of
          22,000,000 authorized
          beneficial assignee
          certificates (BACs), $10
          stated value per BAC,
          3,616,200 issued and
          outstanding to the assignees
          at March 31, 1999 and 1998                          -
-
   Assignees

      Units of beneficial interest of
          the limited partnership
          interest of the assignor
          limited partner, 3,616,200
          issued and outstanding at
          March 31, 1999 and 1998                    18,447,437
20,913,795
   General partner                                     (127,023)
(102,110)
                                           ---------------------    ------------
---------
                                                     18,320,414
20,811,685
                                           ---------------------    ------------
---------
                                          $          19,693,957    $
22,577,361
                                           =====================
=====================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                   BALANCE SHEETS - CONTINUED

                    March 31, 1999 and 1998

                                                              Series 19
                                           -------------------------------------
---------
                                                    1999
1998
                                           ---------------------    ------------
---------
                               ASSETS


INVESTMENTS IN OPERATING LIMITED
   PARTNERSHIPS (notes A and D)           $          23,504,786    $
25,323,640

OTHER ASSETS

   Cash and cash equivalents (notes A
       and H)                                           518,210
607,779

   Investments (notes A and B)                          894,158
1,371,109

   Notes receivable (note E)                                  -
-

   Deferred acquisition costs, net of
       accumulated amortization (notes
       A and C)                                         342,395
356,965

   Organization costs, net of
       accumulated amortization (note
       A)                                                   170
37,782

   Other assets (note F)                                 36,457
16,568
                                           ---------------------    ------------
---------
                                          $          25,296,176    $
27,713,843
                                           =====================
=====================
                 LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

   Accounts payable and accrued
       expenses                           $               3,408    $
3,408

   Accounts payable - affiliates (note
       C)                                             1,111,576
900,229

   Capital contributions payable (note
       D)                                                34,000
463,000
                                           ---------------------    ------------
---------
                                                      1,148,984
1,366,637
                                           ---------------------    ------------
---------


PARTNERS' CAPITAL (note A)
   Assignor limited partner

      Units of limited partnership
          interest consisting of
          22,000,000 authorized
          beneficial assignee
          certificates (BACs), $10
          stated value per BAC,
          4,080,000 issued and
          outstanding to the assignees
          at March 31, 1999 and 1998                          -
-
   Assignees

      Units of beneficial interest of
          the limited partnership
          interest of the assignor
          limited partner, 4,080,000
          issued and outstanding at
          March 31, 1999 and 1998                    24,256,194
26,434,208
   General partner                                     (109,002)
(87,002)
                                           ---------------------    ------------
---------
                                                     24,147,192
26,347,206
                                           ---------------------    ------------
---------
                                          $          25,296,176    $
27,713,843
                                           =====================
=====================

               See notes to financial statements

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                    STATEMENTS OF OPERATIONS

           Years ended March 31, 1999, 1998 and 1997

                                                         Total
                                  ----------------------------------------------
-------
                                       1999               1998              1997
                                 ---------------    ---------------   ----------
-----
Income

   Interest income              $        330,414   $        341,565  $
555,991
   Other income                           28,442                  -
-
                                 ---------------    ---------------   ----------
-----
                                         358,856            341,565
555,991
                                 ---------------    ---------------   ----------
-----

Share of losses from
   operating limited
   partnerships (note A)             (12,121,431)       (13,145,436)
(15,051,842)*
                                 ---------------    ---------------   ----------
-----
Expenses

   Professional fees                     204,715            212,668
290,823

   Partnership management fee
       (note C)                        2,207,890          2,092,597
2,253,062

   Amortization (note A)                 136,082            229,396
246,638
   Impairment loss (note A)              345,986                  -
-

   General and administrative
       expenses
       (note C)                          298,270            403,569
419,849
                                 ---------------    ---------------   ----------
-----
                                       3,192,943          2,938,230
3,210,372
                                 ---------------    ---------------   ----------
-----

       NET LOSS (note A)        $    (14,955,518)  $    (15,742,101) $
(17,706,223)
                                 ===============    ===============
===============

Net loss allocated to general
   partner                      $       (149,556)  $       (157,421) $
(177,062)
                                 ===============    ===============
===============

Net loss allocated to
   assignees                    $    (14,805,962)  $    (15,584,680) $
(17,529,161)
                                 ===============    ===============
===============

Net loss per BAC                $          (0.67)  $          (0.71) $
(0.80)
                                 ===============    ===============
===============

*  Net  of  gain on disposal of operating limited partnership
   (Series 16) of $761 during 1997.

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 15
                                   ---------------------------------------------
----------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Income

   Interest income               $         179,987  $         172,690   $
173,892
   Other income                              1,142                  -
-
                                  ----------------   ----------------    -------
---------
                                           181,129            172,690
173,892
                                  ----------------   ----------------    -------
---------

Share of losses from operating
   limited partnerships (note
   A)                                   (2,095,754)        (2,428,483)
(3,039,112)
                                  ----------------   ----------------    -------
---------
Expenses

   Professional fees                        59,735             51,181
60,084

   Partnership management fee
       (note C)                            483,995            468,703
473,378

   Amortization (note A)                    10,512             10,512
36,743
   Impairment loss (note A)                      -                  -
-

   General and administrative
       expenses
       (note C)                             31,120             47,898
37,996
                                  ----------------   ----------------    -------
---------
                                           585,362            578,294
608,201
                                  ----------------   ----------------    -------
---------

       NET LOSS (note A)         $      (2,499,987) $      (2,834,087)  $
(3,473,421)
                                  ================   ================
================

Net loss allocated to general
   partner                       $         (25,000) $         (28,341)  $
(34,734)
                                  ================   ================
================

Net loss allocated to
   assignees                     $      (2,474,987) $      (2,805,746)  $
(3,438,687)
                                  ================   ================
================

Net loss per BAC                 $           (0.64) $           (0.72)  $
(0.89)
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                       Series 16
                                  ----------------------------------------------
-------
                                       1999               1998              1997
                                 ---------------    ---------------   ----------
-----
Income

   Interest income              $         64,568   $         60,331  $
71,599
   Other income                           16,950                  -
-
                                 ---------------    ---------------   ----------
-----
                                          81,518             60,331
71,599
                                 ---------------    ---------------   ----------
-----

Share of losses from
   operating limited
   partnerships (note A)              (3,168,369)        (3,196,773)
(3,052,073)*
                                 ---------------    ---------------   ----------
-----
Expenses

   Professional fees                      48,502             58,798
53,174

   Partnership management fee
       (note C)                          586,316            599,941
572,972

   Amortization (note A)                  16,850             61,480
61,438
   Impairment loss (note A)              345,986                  -
-

   General and administrative
       expenses
       (note C)                           75,062            100,744
94,461
                                 ---------------    ---------------   ----------
-----
                                       1,072,716            820,963
782,045
                                 ---------------    ---------------   ----------
-----

       NET LOSS (note A)        $     (4,159,567)  $     (3,957,405) $
(3,762,519)
                                 ===============    ===============
===============

Net loss allocated to general
   partner                      $        (41,596)  $        (39,574) $
(37,625)
                                 ===============    ===============
===============

Net loss allocated to
   assignees                    $     (4,117,971)  $     (3,917,831) $
(3,724,894)
                                 ===============    ===============
===============

Net loss per BAC                $          (0.76)  $          (0.72) $
(0.69)
                                 ===============    ===============
===============

*  Net of gain on disposal of operating limited partnership (Series 16) of $761.
                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 17
                                   ---------------------------------------------
----------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Income

   Interest income               $          10,025  $          17,342   $
43,090
                                  ----------------   ----------------    -------
---------

Share of losses from operating
   limited partnerships (note
   A)                                   (2,964,858)        (2,857,430)
(3,504,918)
                                  ----------------   ----------------    -------
---------
Expenses

   Professional fees                        43,970             39,610
78,784

   Partnership management fee
       (note C)                            486,792            498,103
512,189

   Amortization (note A)                    26,353             63,054
55,279
   Impairment loss (note A)                      -                  -
-

   General and administrative
       expenses
       (note C)                             92,731            111,555
107,688
                                  ----------------   ----------------    -------
---------
                                           649,846            712,322
753,940
                                  ----------------   ----------------    -------
---------

       NET LOSS (note A)         $      (3,604,679) $      (3,552,410)  $
(4,215,768)
                                  ================   ================
================

Net loss allocated to general
   partner                       $         (36,047) $         (35,524)  $
(42,158)
                                  ================   ================
================

Net loss allocated to
   assignees                     $      (3,568,632) $      (3,516,886)  $
(4,173,610)
                                  ----------------   ----------------    -------
---------

Net loss per BAC                 $           (0.71) $           (0.70)  $
(0.83)
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 18
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Income

   Interest income               $          25,749  $          34,155   $
46,186
   Other income                             10,350                  -
-
                                  ----------------   ----------------    -------
---------
                                            36,099             34,155
46,186
                                  ----------------   ----------------    -------
---------

Share of losses from operating
   limited partnerships (note
   A)                                   (2,073,909)        (2,589,608)
(2,594,599)
                                  ----------------   ----------------    -------
---------
Expenses

   Professional fees                        27,649             31,410
35,490

   Partnership management fee
       (note C)                            326,762            347,356
326,168

   Amortization (note A)                    30,185             42,168
42,167
   Impairment loss (note A)                      -                  -
-

   General and administrative
       expenses
       (note C)                             68,865             88,310
83,478
                                  ----------------   ----------------    -------
---------
                                           453,461            509,244
487,303
                                  ----------------   ----------------    -------
---------

       NET LOSS (note A)         $      (2,491,271) $      (3,064,697)  $
(3,035,716)
                                  ================   ================
================

Net loss allocated to general
   partner                       $         (24,913) $         (30,647)  $
(30,357)
                                  ================   ================
================

Net loss allocated to
   assignees                     $      (2,466,358) $      (3,034,050)  $
(3,005,359)
                                  ================   ================
================

Net loss per BAC                 $           (0.68) $           (0.84)  $
(0.83)
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF OPERATIONS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 19
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Income

   Interest income               $          50,085  $          57,047   $
221,224
                                  ----------------   ----------------    -------
---------

Share of losses from operating
   limited partnerships (note
   A)                                   (1,818,541)        (2,073,142)
(2,861,140)
                                  ----------------   ----------------    -------
---------
Expenses

   Professional fees                        24,859             31,669
63,291

   Partnership management fee
       (note C)                            324,025            178,494
368,355

   Amortization (note A)                    52,182             52,182
51,011
   Impairment loss (note A)                      -                  -
-

   General and administrative
       expenses
       (note C)                             30,492             55,062
96,226
                                  ----------------   ----------------    -------
---------
                                           431,558            317,407
578,883
                                  ----------------   ----------------    -------
---------

       NET LOSS (note A)         $      (2,200,014) $      (2,333,502)  $
(3,218,799)
                                  ================   ================
================

Net loss allocated to general
   partner                       $         (22,000) $         (23,335)  $
(32,188)
                                  ================   ================
================

Net loss allocated to
   assignees                     $      (2,178,014) $      (2,310,167)  $
(3,186,611)
                                  ================   ================
================

Net loss per BAC                 $           (0.53) $           (0.57)  $
(0.78)
                                  ================   ================
================

               See notes to financial statements

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

           Years ended March 31, 1999, 1998 and 1997

                                                                Unrealized gain
                                                                   (loss) in
                                                                  securities
                                                                 available for
                            Assignees       General partner        sale, net
Total
---------------------   ----------------   ----------------    ----------------
----------------
Partners' capital
   (deficit), March
   31, 1996            $    153,561,702    $      (357,619)   $         11,930
$    153,216,013


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -             (14,416)
(14,416)

Net loss                    (17,529,161)          (177,062)                  -
(17,706,223)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1997                 136,032,541           (534,681)             (2,486)
135,495,374


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -               2,486
2,486

Net loss                    (15,584,680)          (157,421)                  -
(15,742,101)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1998                 120,447,861           (692,102)                  -
119,755,759

Net loss                    (14,805,962)          (149,556)                  -
(14,955,518)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1999            $    105,641,899    $      (841,658)   $              -
$    104,800,241
                        ----------------   ----------------    ----------------
----------------

                              (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                                Unrealized gain
                                                                   (loss) in
                                                                  securities
                                                                 available for
      Series 15             Assignees       General partner        sale, net
Total
---------------------   ----------------   ----------------    ----------------
----------------
Partners' capital
   (deficit), March
   31, 1996            $     21,401,297    $      (119,857)   $            349
$     21,281,789


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -                (349)
(349)

Net loss                     (3,438,687)           (34,734)                  -
(3,473,421)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1997                  17,962,610           (154,591)                  -
17,808,019


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -                   -
-

Net loss                     (2,805,746)           (28,341)                  -
(2,834,087)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1998                  15,156,864           (182,932)                  -
14,973,932

Net loss                     (2,474,987)           (25,000)                  -
(2,499,987)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1999            $     12,681,877    $      (207,932)   $              -
$     12,473,945
                        ================   ================    ================
================

                              (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                                Unrealized gain
                                                                   (loss) in
                                                                  securities
                                                                 available for
      Series 16             Assignees       General partner        sale, net
Total
---------------------   ----------------   ----------------    ----------------
----------------
Partners' capital
   (deficit), March
   31, 1996            $     37,891,343    $       (88,581)   $            917
$     37,803,679


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -              (1,545)
(1,545)

Net loss                     (3,724,894)           (37,625)                  -
(3,762,519)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1997                  34,166,449           (126,206)               (628)
34,039,615


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -                 628
628

Net loss                     (3,917,831)           (39,574)                  -
(3,957,405)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1998                  30,248,618           (165,780)                  -
30,082,838

Net loss                     (4,117,971)           (41,596)                  -
(4,159,567)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1999            $     26,130,647    $      (207,376)   $              -
$     25,923,271
                        ================   ================    ================
================

                              (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                                Unrealized gain
                                                                   (loss) in
                                                                  securities
                                                                 available for
      Series 17             Assignees       General partner        sale, net
Total
---------------------   ----------------   ----------------    ----------------
----------------
Partners' capital
   (deficit), March
   31, 1996            $     35,384,872    $       (76,596)   $          1,464
$     35,309,740


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -              (1,464)
(1,464)

Net loss                     (4,173,610)           (42,158)                  -
(4,215,768)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1997                  31,211,262           (118,754)                  -
31,092,508


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -                   -
-

Net loss                     (3,516,886)           (35,524)                  -
(3,552,410)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1998                  27,694,376           (154,278)                  -
27,540,098

Net loss                     (3,568,632)           (36,047)                  -
(3,604,679)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1999            $     24,125,744    $      (190,325)   $              -
$     23,935,419
                        ================   ================    ================
================

                              (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                                Unrealized gain
                                                                   (loss) in
                                                                  securities
                                                                 available for
      Series 18             Assignees       General partner        sale, net
Total
---------------------   ----------------   ----------------    ----------------
----------------
Partners' capital
   (deficit), March
   31, 1996            $     26,953,204    $       (41,106)   $          1,501
$     26,913,599


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -              (1,881)
(1,881)

Net loss                     (3,005,359)           (30,357)                  -
(3,035,716)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1997                  23,947,845            (71,463)               (380)
23,876,002


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -                 380
380

Net loss                     (3,034,050)           (30,647)                  -
(3,064,697)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1998                  20,913,795           (102,110)                  -
20,811,685

Net loss                     (2,466,358)           (24,913)                  -
(2,491,271)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1999            $     18,447,437    $      (127,023)   $              -
$     18,320,414
                        ================   ================    ================
================

                             (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

     STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                                Unrealized gain
                                                                   (loss) in
                                                                  securities
                                                                 available for
      Series 19             Assignees       General partner        sale, net
Total
---------------------   ----------------   ----------------    ----------------
----------------
Partners' capital
   (deficit), March
   31, 1996            $     31,930,986    $       (31,479)   $          7,699
$     31,907,206


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -              (9,177)
(9,177)

Net loss                     (3,186,611)           (32,188)                  -
(3,218,799)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1997                  28,744,375            (63,667)             (1,478)
28,679,230


Net change in
   unrealized gain
   (loss) on
   securities
   available for
   sale                               -                  -               1,478
1,478

Net loss                     (2,310,167)           (23,335)                  -
(2,333,502)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1998                  26,434,208            (87,002)                  -
26,347,206

Net loss                     (2,178,014)           (22,000)                  -
(2,200,014)
                        ----------------   ----------------    ----------------
----------------

Partners' capital
   (deficit), March
   31, 1999            $     24,256,194    $      (109,002)   $              -
$     24,147,192
                        ================   ================    ================
================

                   See notes to financial statements

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                    STATEMENTS OF CASH FLOWS

           Years ended March 31, 1999, 1998 and 1997

                                                           Total
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Cash flows from operating
   activities

   Net loss                      $     (14,955,518) $     (15,742,101)  $
(17,706,223)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Share of losses from
          operating limited
          partnerships                  12,121,431         13,145,436
15,051,842

      Distributions received
          from operating
          limited partnerships             129,444             38,883
18,811
       Impairment loss                     345,986                  -
-

      Amortization                         136,082            229,396
246,638

      Changes in assets and
          liabilities
          Other assets                     (34,180)           (21,176)
(93,710)

          Accounts payable and
             accrued expenses                    -               (128)
(70,527)

          Accounts payable -
             affiliates                  2,681,921          2,123,686
2,125,321
                                  ----------------   ----------------    -------
---------

             Net cash provided
                by (used in)
                operating
                activities                 425,166           (226,004)
(427,848)
                                  ----------------   ----------------    -------
---------

Cash flows from investing
   activities

   Acquisition costs
       (paid)/reimbursed
       (for)/from operating
       limited partnerships                      -                  -
15,000


   Capital contributions paid
       to operating limited
       partnerships                       (585,214)          (434,860)
(4,280,314)

   (Advances)/repayments
       (to)/from operating
       limited partnerships               (533,376)           (31,000)
(74,034)

   Purchase of investments
       (net of proceeds from
       sale of investments)                733,701         (1,580,320)
3,734,042
                                  ----------------   ----------------    -------
---------

             Net cash used in
                investing
                activities                (384,889)        (2,046,180)
(605,306)
                                  ----------------   ----------------    -------
---------

             NET INCREASE
                (DECREASE) IN
                CASH AND CASH
                EQUIVALENTS                 40,277         (2,272,184)
(1,033,154)


Cash and cash equivalents,
   beginning                             1,653,522          3,925,706
4,958,860
                                  ----------------   ----------------    -------
---------

Cash and cash equivalents, end   $       1,693,799  $       1,653,522   $
3,925,706
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                           Total
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Supplemental schedule of
   noncash investing and
   financing activities


   The fund has increased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnerships      $               -  $               -   $
2,504,963
                                  ================   ================
================

   The fund has adjusted its
       investment and
       decreased its capital
       contribution obligation
       in operating limited
       partnerships for low-
       income tax credits not
       generated                 $          16,934  $         164,471   $
287,710
                                  ================   ================
================

   The fund has recorded
       capital contributions
       (syndication proceeds)
       being held and
       subsequently released
       by the escrow agent       $               -  $               -   $
-
                                  ================   ================
================

   The fund has adjusted its
       investment in and
       increased its capital
       contribution obligation
       in operating limited
       partnerships for low-
       income tax credits
       generated                 $               -  $               -   $
13,283
                                  ================   ================
================


   The fund has decreased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnership
       disposed of during the
       year                      $               -  $               -   $
32,504
                                  ================   ================
================

   The fund has applied notes
       receivable and advances
       against installments of
       capital contributions     $         536,351  $         442,360   $
3,691,747
                                  ================   ================
================
   The fund has increased its
   deferred
       acquisition costs for
       operating limited
       partnership disposed of
       during year               $               -  $               -   $
4,675
                                  ================   ================
================
   The fund has increased
   (decreased) its
       investments available
       for sale for unrealized
       gains (losses)            $               -  $          (2,486)  $
(14,416)
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 15
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Cash flows from operating
   activities
   Net loss                      $      (2,499,987) $      (2,834,087)  $
(3,473,421)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Share of losses from
          operating limited
          partnerships                   2,095,754          2,428,483
3,039,112

      Distributions received
          from operating
          limited partnerships                 876              3,026
1,408
       Impairment loss                           -                  -
-

      Amortization                          10,512             10,512
36,743

      Changes in assets and
          liabilities
          Other assets                      (5,292)            (1,047)
(183,399)

          Accounts payable and
             accrued expenses                    -                  1
(67,712)

          Accounts payable -
             affiliates                    795,039            548,052
548,052
                                  ----------------   ----------------    -------
---------

             Net cash provided
                by (used in)
                operating
                activities                 396,902            154,940
(99,217)
                                  ----------------   ----------------    -------
---------

Cash flows from investing
   activities

   Acquisition costs
       reimbursed from
       operating limited
       partnerships                              -                  -
2,640

   Capital contributions paid
       to operating limited
       partnerships                              -           (145,068)
(21,600)

   (Advances) repayments (to)
       from operating limited
       partnerships                       (243,707)            25,000
50,000

   Purchase of investments
       (net of proceeds from
       sale of investments)                 (3,028)          (125,000)
151,594
                                  ----------------   ----------------    -------
---------

             Net cash provided
                by (used in)
                investing
                activities                (246,735)          (245,068)
182,634
                                  ----------------   ----------------    -------
---------

             NET INCREASE
                (DECREASE) IN
                CASH AND CASH
                EQUIVALENTS                150,167            (90,128)
83,417


Cash and cash equivalents,
   beginning                               156,717            246,845
163,428
                                  ----------------   ----------------    -------
---------

Cash and cash equivalents, end   $         306,884  $         156,717   $
246,845
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 15
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Supplemental schedule of
   noncash investing and
   financing activities


   The fund has increased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnerships      $               -  $               -   $
-
                                  ================   ================
================

   The fund has adjusted its
       investment and
       decreased its capital
       contribution obligation
       in operating limited
       partnerships for low-
       income tax credits not
       generated                 $           7,613  $           2,522   $
2,469
                                  ================   ================
================

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

   The fund has increased
       (decreased) its
       investments available
       for sale for unrealized
       gains (losses)            $               -  $            (628)  $
(349)
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 16
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Cash flows from operating
   activities
   Net loss                      $      (4,159,567) $      (3,957,405)  $
(3,762,519)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities

      Share of losses from
          operating limited
          partnerships                   3,168,369          3,196,773
3,052,073

      Distributions received
          from operating
          limited partnerships              96,961             13,312
2,675
       Impairment loss                     345,986                  -
-

      Amortization                          16,850             61,480
61,438

      Changes in assets and
          liabilities
          Other assets                      (6,629)            (2,256)
24,312

          Accounts payable and
             accrued expenses                    -                  -
(100)

          Accounts payable -
             affiliates                    491,975            491,985
491,988
                                  ----------------   ----------------    -------
---------

             Net cash used in
                operating
                activities                 (46,055)          (196,111)
(130,133)
                                  ----------------   ----------------    -------
---------

Cash flows from investing
   activities

   Acquisition costs
       reimbursed from
       operating limited
       partnerships                              -                  -
3,700


   Capital contributions paid
       to operating limited
       partnerships                         (1,500)            (9,914)
(292,588)

   (Advances)/repayments
       (to)/from operating
       limited partnerships                (54,861)           (56,000)
63,200

   Purchase of investments
       (net of proceeds from
       sale of investments)                116,309           (721,841)
109,754
                                  ----------------   ----------------    -------
---------

             Net cash provided
                by (used in)
                investing
                activities                  59,948           (787,755)
(115,934)
                                  ----------------   ----------------    -------
---------

             NET INCREASE
                (DECREASE) IN
                CASH AND CASH
                EQUIVALENTS                 13,893           (983,866)
(246,067)


Cash and cash equivalents,
   beginning                               199,558          1,183,424
1,429,491
                                  ----------------   ----------------    -------
---------

Cash and cash equivalents, end   $         213,451  $         199,558   $
1,183,424
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 16
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Supplemental schedule of
   noncash investing and
   financing activities


   The fund has increased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnerships      $               -  $               -   $
-
                                  ================   ================
================

   The fund has adjusted its
       investment and
       decreased its capital
       contribution obligation
       in operating limited
       partnerships for low-
       income tax credits not
       generated                 $           1,305  $               -   $
-
                                  ================   ================
================

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


   The fund has decreased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnership
       disposed of during the
       year                      $               -  $               -   $
32,504
                                  ================   ================
================

   The fund has applied notes
       receivable and advances
       against installments of
       capital contributions     $               -  $               -   $
420,164
                                  ================   ================
================

   The fund has increased its
       deferred acquisition
       costs for operating
       limited partnership
       disposed of during year   $               -  $               -   $
4,675
                                  ================   ================
================

   The fund has increased
       (decreased) its
       investments available
       for sale for unrealized
       gains (losses)            $               -  $               -   $
(1,545)
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 17
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Cash flows from operating
   activities
   Net loss                      $      (3,604,679) $      (3,552,410)  $
(4,215,768)
   Adjustments to reconcile
   net loss to net cash
   provided by (used in)
   operating activities

      Share of losses from
          operating limited
          partnerships                   2,964,858          2,857,430
3,504,918

      Distributions received
          from operating
          limited partnerships              23,724             11,343
3,381
       Impairment loss                           -                  -
-
      Amortization                          26,353             63,054
55,279

      Changes in assets and
          liabilities
          Other assets                       9,105             (2,017)
44,746

          Accounts payable and
             accrued expenses                    -                  -
-

          Accounts payable -
             affiliates                    876,612            565,374
572,246
                                  ----------------   ----------------    -------
---------

             Net cash provided
                by (used in)
                operating
                activities                 295,973            (57,226)
(35,198)
                                  ----------------   ----------------    -------
---------

Cash flows from investing
   activities

   Acquisition costs
       (paid)/reimbursed
       (for)/from operating
       limited partnerships                      -                  -
3,410


   Capital contributions paid
       to operating limited
       partnerships                              -            (93,935)
(155,696)

   (Advances)/repayments
       (to)/from operating
       limited partnerships               (234,808)                 -
(187,234)

   Purchase of investments
       (net of proceeds from
       sale of investments)               (100,000)                 -
628,486
                                  ----------------   ----------------    -------
---------

             Net cash provided
                by (used in)
                investing
                activities                (334,808)           (93,935)
288,966
                                  ----------------   ----------------    -------
---------

             NET INCREASE
                (DECREASE) IN
                CASH AND CASH
                EQUIVALENTS                (38,835)          (151,161)
253,768


Cash and cash equivalents,
   beginning                               388,024            539,185
285,417
                                  ----------------   ----------------    -------
---------

Cash and cash equivalents, end   $         349,189  $         388,024   $
539,185
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 17
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Supplemental schedule of
   noncash investing and
   financing activities


   The fund has increased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnerships      $               -  $               -   $
-
                                  ================   ================
================

   The fund has adjusted its
       investment and
       decreased its capital
       contribution obligation
       in operating limited
       partnerships for low-
       income tax credits not
       generated                 $               -  $         161,949   $
5,629
                                  ================   ================
================

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

   The fund has applied notes
       receivable and advances
       against installments of
       capital contributions     $               -  $         221,180   $
307,137
                                  ================   ================
================

   The fund has increased its
       deferred acquisition
       costs for operating
       limited partnership
       disposed of during year   $               -  $               -   $
4,675
                                  ================   ================
================

   The fund has increased
       (decreased) its
       investments available
       for sale for unrealized
       gains (losses)            $               -  $               -   $
(1,464)
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 18
                                  ----------------------------------------------
---------
                                         1999               1998
1997
                                  -----------------  -----------------  --------
---------
Cash flows from operating
   activities
   Net loss                      $      (2,491,271) $      (3,064,697) $
(3,035,716)
   Adjustments to reconcile net
   loss to net cash used in
   operating activities

      Share of losses from
          operating limited
          partnerships                   2,073,909          2,589,608
2,594,599

      Distributions received
          from operating
          limited partnerships               7,570              2,469
7,958
       Impairment loss                           -                  -
-
      Amortization                          30,185             42,168
42,167

      Changes in assets and
          liabilities
          Other assets                     (11,475)            (2,990)
(33,512)

          Accounts payable and
             accrued expenses                    -               (129)
(1,622)

          Accounts payable -
             affiliates                    306,948            306,927
306,951
                                  -----------------  -----------------  --------
---------

             Net cash used in
                operating
                activities                 (84,134)          (126,644)
(119,175)
                                  -----------------  -----------------  --------
---------

Cash flows from investing
   activities

   Acquisition costs reimbursed

       from operating limited
       partnerships                              -                  -
2,465

   Capital contributions paid
       to operating limited
       partnerships                       (154,714)           (38,320)
(118,711)


   Repayments from operating
   limited partnerships                          -                  -
-

   Purchase of investments (net
       of proceeds from sale of
       investments)                        243,469           (300,001)
472,430
                                  -----------------  -----------------  --------
---------

             Net cash provided
                by (used in)
                investing
                activities                  88,755           (338,321)
356,184
                                  -----------------  -----------------  --------
---------

             NET INCREASE
                (DECREASE) IN
                CASH AND CASH
                EQUIVALENTS                  4,621           (464,965)
237,009


Cash and cash equivalents,
   beginning                               301,444            766,409
529,400
                                  -----------------  -----------------  --------
---------

Cash and cash equivalents, end   $         306,065  $         301,444  $
766,409
                                  =================  =================
=================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 18
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Supplemental schedule of
noncash investing and
financing activities


   The fund has increased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnerships      $               -  $               -   $
-
                                  ================   ================
================

   The fund has adjusted its
       investment and
       decreased its capital
       contribution obligation
       in operating limited
       partnerships for low-
       income tax credits not
       generated                 $           8,016  $               -   $
-
                                  ================   ================
================

   The fund has recorded
       capital contributions
       (syndication proceeds)
       being held and
       subsequently released
       by the escrow agent       $               -  $               -   $
-
                                  ================   ================
================

The fund has adjusted its
   investment in and
   increased its capital
   contribution obligation in
   operating limited
   partnerships for low-
   income tax credits
   generated                     $               -  $               -   $
13,283
                                  ================   ================
================

   The fund has decreased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnership
       disposed of during the
       year                      $               -  $               -   $
-
                                  ================   ================
================

   The fund has applied notes
       receivable and advances
       against installments of
       capital contributions     $         536,351  $               -   $
420,264
                                  ================   ================
================

   The fund has increased its
       deferred acquisition
       costs for operating
       limited partnership
       disposed of during year   $               -  $               -   $
4,675
                                  ================   ================
================

   The fund has increased
       (decreased) its
       investments available
       for sale for unrealized
       gains (losses)            $               -  $            (380)  $
(1,881)
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 19
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Cash flows from operating
   activities
   Net loss                      $      (2,200,014) $      (2,333,502)  $
(3,218,799)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities

      Share of losses from
          operating limited
          partnerships                   1,818,541          2,073,142
2,861,140

      Distributions received
          from operating
          limited partnerships                 313              8,733
3,389
       Impairment loss                           -                  -
-
      Amortization                          52,182             52,182
51,011

      Changes in assets and
          liabilities
          Other assets                     (19,889)           (12,866)
54,143

          Accounts payable and
             accrued expenses                    -                  -
(1,093)

          Accounts payable -
             affiliates                    211,347            211,348
206,084
                                  ----------------   ----------------    -------
---------

             Net cash used in
                operating
                activities                (137,520)              (963)
(44,125)
                                  ----------------   ----------------    -------
---------

Cash flows from investing
   activities

   Acquisition costs
       reimbursed from
       operating limited
       partnerships                              -                  -
2,785

   Capital contributions paid
       to operating limited
       partnerships                       (429,000)          (147,623)
(3,691,719)


   Repayments from operating
       limited partnerships                      -                  -
-

   Purchase of investments
       (net of proceeds from
       sale of investments)                476,951           (433,478)
2,371,778
                                  ----------------   ----------------    -------
---------

             Net cash provided
                by (used in)
                investing
                activities                  47,951           (581,101)
(1,317,156)
                                  ----------------   ----------------    -------
---------

             NET DECREASE IN
                CASH AND CASH
                EQUIVALENTS                (89,569)          (582,064)
(1,361,281)


Cash and cash equivalents,
   beginning                               607,779          1,189,843
2,551,124
                                  ----------------   ----------------    -------
---------

Cash and cash equivalents, end   $         518,210  $         607,779   $
1,189,843
                                  ================   ================
================

                          (continued)

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

              STATEMENTS OF CASH FLOWS - CONTINUED

           Years ended March 31, 1999, 1998 and 1997

                                                         Series 19
                                  ----------------------------------------------
---------
                                        1999               1998
1997
                                  ----------------   ----------------    -------
---------
Supplemental schedule of
   noncash investing and
   financing activities


   The fund has increased its
       investments in
       operating limited
       partnerships for unpaid
       capital contributions
       due to the operating
       limited partnerships      $               -  $               -   $
2,504,963
                                  ================   ================
================

   The fund has adjusted its
       investment and
       decreased its capital
       contribution obligation
       in operating limited
       partnerships for low-
       income tax credits not
       generated                 $               -  $               -   $
279,612
                                  ================   ================
================

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

   The fund has applied notes
       receivable and advances
       against installments of
       capital contributions     $               -  $         221,180   $
2,964,446
                                  ================   ================
================

   The fund has increased its
       deferred acquisition
       costs for operating
       limited partnership
       disposed of during year   $               -  $               -   $
4,675
                                  ================   ================
================

   The fund has increased
       (decreased) its
       investments available
       for sale for unrealized
       gains (losses)            $               -  $          (1,478)  $
(9,177)
                                  ================   ================
================

               See notes to financial statements

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

                 NOTES TO FINANCIAL STATEMENTS

                 March 31, 1999, 1998 and 1997

NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES

   Boston Capital Tax Credit Fund III L.P. (the "fund") was formed under the laws of the State of Delaware on September 19, 1991, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating l i mited partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated apartment complexes which qualified for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes also qualified for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit. The general partner of the fund is Boston Capital Associates III L.P. and the limited partner is BCTC III Assignor Corp. (the "assignor limited partner").

   Pursuant to the Securities Act of 1933, the fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992, which covered the offering (the "Public Offering") of the fund's b e neficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the l i mited partnership interest of the assignor limited partner. The fund originally registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series. An additional 2,000,000 BACS at $10 per BAC were registered for sale to the public in one or more series on September 4, 1994. BACs sold in bulk were offered to investors at a reduced cost per BAC.

   The BACs issued and outstanding in each series at March 31, 1999 and 1998 are as follows:

       Series 15                             3,870,500
       Series 16                             5,429,402
       Series 17                             5,000,000
       Series 18                             3,616,200
       Series 19                             4,080,000
                                       ----------------
       Total                                21,996,102
                                       ================

   In accordance with the limited partnership agreements, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated
   99% to the assignees and 1% to the general partner.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

   Investments in Operating Limited Partnerships
   ---------------------------------------------
   The fund accounts for its investments in operating limited partnerships using the equity method, whereby the fund adjusts its investment cost for its share of each operating limited partnership's results of operations and for any distributions received or accrued. However, the fund recognizes individual operating limited partnership's losses only to the extent that the fund's share of losses of the operating limited partnerships does not exceed the carrying amount of its investment. Unrecognized losses are suspended and offset against future individual operating limited partnership's income.

   A loss in value of an investment in an operating limited partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment. Accordingly, the partnership recorded an impairment loss of $345,986 during the year ended March 31, 1999.

   Capital contributions to operating limited partnerships are adjusted by tax credit adjusters. Tax credit adjusters are defined as adjustments to operating limited partnership capital contributions due to reductions in actual tax credits from those originally projected. The fund records tax credit adjusters as a reduction in investment in operating limited partnerships and capital contributions payable.

   The operating limited partnerships maintain their financial statements based on a calendar year and the fund utilizes a March 31 year-end. The fund records losses and income from the operating limited partnerships on a calendar year basis which is not materially different from losses and income generated if the operating limited partnerships utilized a March 31 year-end.

   The  fund  records  capital  contributions  payable  to  the operating limited partnerships once there is a binding obligation to fund a specified amount. The operating limited partnerships record capital contributions from the fund when received.

   The fund records acquisition costs as an increase in its investment in operating limited partnerships. Certain operating limited partnerships have not recorded the acquisition costs as a capital contribution from the fund. These differences are shown as reconciling items in note D.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

   Investments in Operating Limited Partnerships (Continued)
   ---------------------------------------------
   During the years ended March 31, 1999, 1998 and 1997, the fund acquired interests in operating limited partnerships as follows:

                                       1999     1998      1997
                                       ----     ----      ----
       Series 15                          -        -         -
       Series 16                          -        -         -
       Series 17                          -        -         -
       Series 18                          -        -         -
       Series 19                          -        -         1
                                       ----     ----      ----
                                          -        -         1
                                       ====     ====      ====

   Organization Costs
   ------------------
   Initial organization and offering expenses, common to all series, were allocated on a percentage of equity raised to each series.

   Organization costs are being amortized on the straight-line method over 60 months. Accumulated amortization as of March
   31, 1999 and 1998 is as follows:

                                             1999                1998
                                       ----------------    ----------------
       Series 15                       $       167,077    $        167,077
       Series 16                               227,910             227,910
       Series 17                               205,888             195,084
       Series 18                               150,296             131,524
       Series 19                               183,088             145,476
                                       ----------------    ----------------
                                       $       934,259    $        867,071
                                       ================    ================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

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

   Accumulated amortization as of March 31, 1999 and 1998 is as follows:

                                             1999                1998
                                       ----------------    ----------------
       Series 15                       $        42,146    $         31,635
       Series 16                                67,408              50,558
       Series 17                                70,102              54,553
       Series 18                                45,783              34,370
       Series 19                                55,654              41,084
                                       ----------------    ----------------
                                       $       281,093    $        212,200
                                       ================    ================

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

                 March 31, 1999, 1998 and 1997

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

   Fiscal Year
   -----------
   For financial reporting purposes, the fund uses a March 31 year-end, whereas for income tax reporting purposes, the fund uses a calendar year. The operating limited partnerships use a calendar year for both financial and income tax reporting.

   Net Income (Loss) per Beneficial Assignee Certificate
   -----------------------------------------------------
   Net  income  (loss) per beneficial assignee partnership unit is  calculated  based  upon  the number of units outstanding
   during  the  year.    The  number of units in each series at
   March 31, 1999, 1998 and 1997 are as follows:

                                        1999, 1998 and
                                             1997
                                       ----------------
       Series 15                       $     3,870,500
       Series 16                             5,429,402
       Series 17                             5,000,000
       Series 18                             3,616,200
       Series 19                             4,080,000
                                       ----------------
                                       $    21,996,102
                                       ================

   Investments
   -----------
   Investments held to maturity are being carried at amortized cost and investments available for sale are being carried at fair market value. All remaining available for sale securities were sold during the year ended March 31, 1998.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

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

   Recent Accounting Pronouncements
   --------------------------------
   On  March  31,  1997,  the  partnership adopted Statement of
   Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of pertinent rights and privileges of the various securities outstanding. On March 31, 1998, the partnership adopted SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, SFAS No. 131 establishes standards for how public business enterprises report information about operating segments and SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The implementation of these standards has not materially affected the partnership's financial statements.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement 75 and Technical Corrections." SFAS No. 133 is effective for all fiscal quarters of years beginning after June 15, 1999; SFAS No. 134 is effective for the first fiscal quarter beginning after December 31, 1998; and SFAS No. 135 is effective for years ending after February 15, 1999. Early adoption is encouraged for SFAS No. 133, 134 and 135.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  A  -  ORGANIZATION  AND SUMMARY OF SIGNIFICANT ACCOUNTING
            POLICIES (Continued)

   Recent Accounting Pronouncements (Continued)
   --------------------------------
   The fund does not have any derivative or hedging activities and does not have any mortgage-backed securities. FASB
   Statement 75, "Deferral of the Effective Date of Certain Accounting Requirements for Pension Plans of State and Local Governmental Units," does not apply to the fund. Consequently, these pronouncements are expected to have no effect on the fund's financial statements.

NOTE B - INVESTMENTS HELD TO MATURITY

   At March 31, 1999, the amortized cost and fair market value of investments are as follows:

                                                             Fair market
                                        Amortized cost          value
                                       ----------------   ----------------
       Certificates of deposit         $      2,237,166   $      2,237,166
                                          ================   ================

   The amortized cost and fair market value of investments by maturity at March 31, 1999 are shown below.

                                                              Fair market
                                        Amortized cost           value
                                       ----------------    ----------------
       Due in one year or less         $     2,237,166    $      2,237,166
                                       ================    ================

   At March 31, 1998, the amortized cost and fair market value of investments are as follows:

                                                              Fair market
                                        Amortized cost           value
                                       ----------------    ----------------
       Certificates of deposit         $     2,970,867    $      2,970,867
                                       ================    ================


   The amortized cost and fair market value of investments by maturity at March 31, 1998 is shown below.

                                                              Fair market
                                        Amortized cost           value
                                       ----------------    ----------------
       Due in one year or less         $     2,970,867    $      2,970,867
                                       ================    ================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE B - INVESTMENTS HELD TO MATURITY (Continued)

   Proceeds from sales and maturities of investments during the year ended March 31, 1998 was $1,384,695, resulting in a realized gain of $154 and a realized loss of $9,069, included in interest income.

   In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal. The rates for the investments held during the years ended March 31, 1999 and 1998 ranged from 5% to 5.65%.

NOTE C - RELATED PARTY TRANSACTIONS

   During the years ended March 31, 1999, 1998 and 1997, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership, as follows:

   Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships. The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level. The annual fund management fee charged to operations, net of reporting fees, during the years ended March 31, 1999, 1998 and 1997 by series, is as follows:

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

                                             1999                1998
1997
                                       ----------------    ----------------   --
--------------
       Series 15                       $       483,995    $        468,703   $
473,378
       Series 16                               586,316             599,941
572,972
       Series 17                               486,792             498,103
512,189
       Series 18                               326,762             347,356
326,168
       Series 19                               324,025             178,494
368,355
                                       ----------------    ----------------   --
--------------
                                       $     2,207,890    $      2,092,597   $
2,253,062
                                       ================    ================
================

   General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership during the years ended March 31, 1999, 1998 and 1997 charged to each series' operations are as follows:

                                             1999                1998
1997
                                       ----------------    ----------------   --
--------------
       Series 15                       $        24,872    $         28,999   $
26,370
       Series 16                                22,980              37,410
26,211
       Series 17                                18,499              32,015
22,369
       Series 18                                12,344              24,038
19,259
       Series 19                                14,070              24,534
21,979
                                       ----------------    ----------------   --
--------------
                                       $        92,765    $        146,996   $
116,188
                                       ================    ================
================

   Accounts payable - affiliates at March 31, 1999 and 1998 represents fund management fees and an operating limited partnership advance which are payable to Boston Capital Asset Management Limited Partnership. The carrying value of the accounts payable - affiliates approximates fair value.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

   At March 31, 1999, 1998 and 1997 the fund has limited partnership interests in operating limited partnerships which own or are constructing operating apartment complexes. During September 1996, the partnership disposed of its limited partnership interest in one of the operating limited partnerships owned in Series 16. During February 1996, the partnership disposed of its limited partnership interest in one of the operating limited partnerships owned in Series
   19. The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 1999, 1998 and 1997 by series are as follows:

                                             1999                1998
1997
                                       ----------------    ----------------   --
--------------
       Series 15                                    68                  68
68
       Series 16                                    64                  64
64
       Series 17                                    49                  49
49
       Series 18                                    34                  34
34
       Series 19                                    26                  26
26
                                       ----------------    ----------------   --
--------------
                                                   241                 241
241
                                       ================    ================
================

   Under the terms of the fund's investment in each operating limited partnership, the fund is required to make capital contributions to the operating limited partnerships. These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations.

   The contributions payable to operating limited partnerships at March 31, 1999 and 1998 by series are as follows:

                                             1999                1998
                                       ----------------    ----------------
       Series 15                       $        32,922    $         32,922
       Series 16                               142,506             145,311
       Series 17                             1,367,195           1,367,195
       Series 18                                18,554             717,635
       Series 19                                34,000             463,000
                                       ----------------    ----------------
                                       $     1,595,177    $      2,726,063
                                       ================    ================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows:

                                             Total             Series 15
Series 16
                                       ----------------    ----------------   --
--------------
       Capital contributions paid
          and to be paid to
          operating limited
          partnerships, net of tax
          credit adjusters             $   161,553,503    $     28,914,393   $
40,188,710


       Acquisition costs of
          operating limited
          partnerships                      19,334,149           2,988,162
4,460,782

       Syndication costs from
          operating limited
          partnerships                         (56,632)                  -
-


       Cumulative cash flows from
          operating limited
          partnerships                        (210,194)            (13,724)
(121,355)


       Impairment loss in investment
          in operating limited
          partnerships                        (345,986)                  -
(345,986)


       Cumulative losses from
          operating limited
          partnerships                     (71,856,362)        (17,746,668)
(17,016,924)
                                       ----------------    ----------------   --
--------------

       Investment in operating
          limited partnerships per
          balance sheet                    108,418,478          14,142,163
27,165,227



       The fund has recorded capital
          contributions to the
          operating limited
          partnerships during the
          year ended March 31, 1999
          which have not been
          included in the
          partnership's capital
          account included in the
          operating limited
          partnerships' financial
          statements as of December
          31, 1998 (see note A)             (2,558,353)         (1,055,903)
(88,549)

       The fund has recorded
          acquisition costs at March
          31, 1999 which have not
          been recorded in the net
          assets of the operating
          limited partnerships (see
          note A)                           (3,711,929)           (399,087)
(794,528)

       Cumulative losses from
          operating limited
          partnerships for the three
          months ended March 31,
          1999 which the operating
          limited partnerships have
          not included in their
          capital as of December 31,
          1998 due to different year
          ends (see note A)                  2,827,311             472,214
631,571

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

                                             Total             Series 15
Series 16
                                       ----------------    ----------------   --
--------------
       Equity in loss of operating
          limited partnerships not
          recognizable under the
          equity method of
          accounting                        (1,191,728)           (810,192)
(230,216)


       The fund has recorded low-
          income housing tax credit
          adjusters not recorded by
          operating limited
          partnerships (see note A)          1,040,450             296,296
169,028


       Impairment loss in investment
          in operating limited
          partnerships                         345,986                   -
345,986

       Other                                    31,852              11,704
44,516
                                       ----------------    ----------------   --
--------------

       Equity per operating limited
          partnerships' combined
          financial statements         $       226,560    $     12,184,981   $
26,611,464
                                       ================    ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The fund's investment in operating limited partnerships at March 31, 1999 is summarized as follows:

                                           Series 17           Series 18
Series 19
                                       ----------------    ----------------   --
--------------
       Capital contributions paid
          and to be paid to
          operating limited
          partnerships, net of tax
          credit adjusters             $    36,518,310    $     26,416,737   $
29,515,440


       Acquisition costs of
          operating limited
          partnerships                       4,564,870           3,587,531
3,732,804

       Syndication costs from
          operating limited
          partnerships                               -             (56,632)
-


       Cumulative cash flows from
          operating limited
          partnerships                         (42,312)            (20,455)
(12,435)


       Impairment loss in investment
          in operating limited
          partnerships                               -                   -
-


       Cumulative losses from
          operating limited
          partnerships                     (16,266,672)        (11,095,075)
(9,731,023)
                                       ----------------    ----------------   --
--------------

       Investment in operating
          limited partnerships per
          balance sheet                     24,774,196          18,832,106
23,504,786



       The fund has recorded capital
          contributions to the
          operating limited
          partnerships during the
          year ended March 31, 1999
          which have not been
          included in the
          partnership's capital
          account included in the
          operating limited
          partnerships' financial
          statements as of December
          31, 1998 (see note A)             (1,006,152)            (86,777)
(320,972)

       The fund has recorded
          acquisition costs at March
          31, 1999 which have not
          been recorded in the net
          assets of the operating
          limited partnerships (see
          note A)                           (1,496,190)           (387,564)
(634,560)

       Cumulative losses from
          operating limited
          partnerships for the three
          months ended March 31,
          1999 which the operating
          limited partnerships have
          not included in their
          capital as of December 31,
          1998 due to different year
          ends (see note A)                    752,440             617,653
353,433

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

                                           Series 17           Series 18
Series 19
                                       ----------------    ----------------   --
--------------
       Equity in loss of operating
          limited partnerships not
          recognizable under the
          equity method of
          accounting (see note A)              (18,438)           (132,882)
-


       The fund has recorded low-
          income housing tax credit
          adjusters not recorded by
          operating limited
          partnerships (see note A)            372,983             127,421
74,722


       Impairment loss in investment
          in operating limited
          partnerships                               -                   -
-

       Other                                   (38,764)             70,536
(56,140)
                                       ----------------    ----------------   --
--------------

       Equity per operating limited
          partnerships' combined
          financial statements         $    22,587,635    $     18,422,840   $
22,567,836
                                       ================    ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows:

                                             Total             Series 15
Series 16
                                       ----------------    ----------------   --
--------------
       Capital contributions paid
          and to be paid to
          operating limited
          partnerships, net of tax
          credit adjusters             $   161,570,521    $     28,922,006   $
40,190,010


       Acquisition costs of
          operating limited
          partnerships                      19,334,149           2,988,162
4,460,782

       Syndication costs from
          operating limited
          partnerships                         (56,632)                  -
-


       Cumulative cash flows from
          operating limited
          partnerships                         (80,837)            (12,848)
(24,394)


       Cumulative losses from
          operating limited
          partnerships                     (59,734,931)        (15,650,914)
(13,848,555)
                                       ----------------    ----------------   --
--------------

       Investment in operating
          limited partnerships per
          balance sheet                    121,032,270          16,246,406
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
631,571

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

                                             Total             Series 15
Series 16
                                       ----------------    ----------------   --
--------------
       Equity in loss of operating
          limited partnerships not
          recognizable under the
          equity method of
          accounting                          (313,153)           (233,686)
(36,097)


       The fund has recorded low-
          income housing tax credit
          adjusters not recorded by
          operating limited
          partnerships (see note A)          1,439,375             288,683
167,916

       Other                                   (82,899)             25,035
(27,123)
                                       ----------------    ----------------   --
--------------

       Equity per operating limited
          partnerships' combined
          financial statements         $   117,809,214    $     15,343,662   $
30,630,927
                                       ================    ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The fund's investment in operating limited partnerships at March 31, 1998 is summarized as follows:

                                           Series 17           Series 18
Series 19
                                       ----------------    ----------------   --
--------------
       Capital contributions paid
          and to be paid to
          operating limited
          partnerships, net of tax
          credit adjusters             $    36,518,310    $     26,424,755   $
29,515,440


       Acquisition costs of
          operating limited
          partnerships                       4,564,870           3,587,531
3,732,804

       Syndication costs from
          operating limited
          partnerships                               -             (56,632)
-


       Cumulative cash flows from
          operating limited
          partnerships                         (18,588)            (12,885)
(12,122)


       Cumulative losses from
          operating limited
          partnerships                     (13,301,814)         (9,021,166)
(7,912,482)
                                       ----------------    ----------------   --
--------------

       Investment in operating
          limited partnerships per
          balance sheet                     27,762,778          20,921,603
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
392,463

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

                                           Series 17           Series 18
Series 19
                                       ----------------    ----------------   --
--------------
       Equity in loss of operating
          limited partnerships not
          recognizable under the
          equity method of
          accounting (see note A)                    -             (43,370)
-


       The fund has recorded low-
          income housing tax credit
          adjusters not recorded by
          operating limited
          partnerships (see note A)            372,983             127,421
482,372

       Other                                   (51,729)             60,414
(89,496)
                                       ----------------    ----------------   --
--------------

       Equity per operating limited
          partnerships' combined
          financial statements         $     7,822,626    $      7,794,719   $
13,845,667
                                       ================    ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1998 are as follows:

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
               ASSETS

   Buildings and improvements,
       net of accumulated
       depreciation                $    488,263,422   $    100,808,021   $
110,927,685

   Land                                  28,123,731          6,103,309
5,120,755

   Other assets                          30,555,676          6,775,532
8,101,258
                                    ----------------   ----------------   ------
----------
                                   $    546,942,829   $    113,686,862   $
124,149,698
                                    ================   ================
================

     LIABILITIES AND PARTNERS'
              CAPITAL

   LIABILITIES

       Mortgages and construction
          loans payable            $    364,192,180   $     84,710,037   $
83,671,669


       Accounts payable and
          accrued expenses               13,865,790          2,380,183
4,537,613


       Other liabilities                 30,476,021          4,510,286
4,255,645
                                    ----------------   ----------------   ------
----------
                                        408,533,991         91,600,506
92,464,927
                                    ----------------   ----------------   ------
----------
   PARTNERS' CAPITAL


       Boston Capital Tax Credit
          Fund III, L.P.                105,202,067         12,657,195
27,243,035
       Other partners                    33,206,771          9,429,161
4,441,736
                                    ----------------   ----------------   ------
----------
                                        138,408,838         22,086,356
31,684,771
                                    ----------------   ----------------   ------
----------
                                   $    546,942,829   $    113,686,862   $
124,149,698
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1998 are as follows:

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
               ASSETS


   Buildings and improvements,
       net of accumulated
       depreciation                $    128,387,036   $     66,692,115   $
81,448,565

   Land                                   7,700,365          3,357,967
5,841,335

   Other assets                           6,914,439          4,312,321
4,452,126
                                    ----------------   ----------------   ------
----------
                                   $    143,001,840   $     74,362,403   $
91,742,026
                                    ================   ================
================
     LIABILITIES AND PARTNERS'
              CAPITAL

   LIABILITIES

       Mortgages and construction
          loans payable            $     93,587,027   $     46,607,327   $
55,616,120


       Accounts payable and               3,852,115
          accrued expenses                                   1,762,867
1,333,012

       Other liabilities                 11,147,323          3,581,747
6,981,020
                                    ----------------   ----------------   ------
----------
                                        108,586,465         51,951,941
63,930,152
                                    ----------------   ----------------   ------
----------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit         23,340,075
          Fund III, L.P.                                    19,040,493
22,921,269
       Other partners                    11,075,300          3,369,969
4,890,605
                                    ----------------   ----------------   ------
----------
                                         34,415,375         22,410,462
27,811,874
                                    ----------------   ----------------   ------
----------
                                   $    143,001,840   $     74,362,403   $
91,742,026
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1997 are as follows:

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
               ASSETS


   Buildings and improvements,
       net of accumulated
       depreciation                $    507,178,819   $    104,948,710   $
115,402,953

   Land                                  28,207,851          6,187,437
5,120,755

   Other assets                          29,598,266          6,470,560
7,963,887
                                    ----------------   ----------------   ------
----------
                                   $    564,984,936   $    117,606,707   $
128,487,595
                                    ================   ================
================

     LIABILITIES AND PARTNERS'
              CAPITAL

   LIABILITIES

       Mortgages and construction
          loans payable            $    362,249,828   $     84,924,724   $
84,500,343


       Accounts payable and
          accrued expenses               11,622,031          2,236,615
2,997,412


       Other liabilities                 36,013,362          4,324,910
5,807,286
                                    ----------------   ----------------   ------
----------
                                        409,885,221         91,486,249
93,305,041
                                    ----------------   ----------------   ------
----------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit
          Fund III L.P.                 117,809,214         15,343,662
30,630,927
       Other partners                    37,290,501         10,776,796
4,551,627
                                    ----------------   ----------------   ------
----------
                                        155,099,715         26,120,458
35,182,554
                                    ----------------   ----------------   ------
----------
                                   $    564,984,936   $    117,606,707   $
128,487,595
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized balance sheets of the operating limited partnerships as of December 31, 1997 are as follows:

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
               ASSETS

   Buildings and improvements,
       net of accumulated
       depreciation                $    133,219,801   $     69,290,502   $
84,316,853

   Land                                   7,700,365          3,357,967
5,841,327

   Other assets                           6,816,494          4,106,952
4,240,373
                                    ----------------   ----------------   ------
----------
                                   $    147,736,660   $     76,755,421   $
94,398,553
                                    ================   ================
================

     LIABILITIES AND PARTNERS'
              CAPITAL

   LIABILITIES

       Mortgages and construction
          loans payable            $     89,545,991   $     47,198,760   $
56,080,010

       Accounts payable and
          accrued expenses                3,134,779          1,655,022
1,598,203

       Other liabilities                 15,828,946          3,358,752
6,693,468
                                    ----------------   ----------------   ------
----------
                                        108,509,716         52,212,534
64,371,681
                                    ----------------   ----------------   ------
----------
   PARTNERS' CAPITAL

       Boston Capital Tax Credit
          Fund III L.P.                  26,244,195         20,997,815
24,592,615
       Other partners                    12,982,749          3,545,072
5,434,257
                                    ----------------   ----------------   ------
----------
                                         39,226,944         24,542,887
30,026,872
                                    ----------------   ----------------   ------
----------
                                   $    147,736,660   $     76,755,421   $
94,398,553
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1998 are as follows:

                        COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
   Revenue
       Rental                      $     56,460,857   $     12,261,092   $
12,467,879
       Interest and other                 3,841,453            611,387
1,012,995
                                    ----------------   ----------------   ------
----------
                                         60,302,310         12,872,479
13,480,874
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                          22,318,349          4,646,024
4,424,705
       Depreciation and
       amortization                      20,581,408          4,559,945
4,764,210
       Taxes and insurance                7,063,014          1,547,532
1,604,273
       Repairs and maintenance            9,155,230          2,087,640
2,100,061
       Operating expenses                16,589,281          3,700,210
3,644,716
       Other expenses                     1,655,027            365,928
360,352
                                    ----------------   ----------------   ------
----------
                                         77,362,309         16,907,279
16,898,317
                                    ----------------   ----------------   ------
----------
          NET LOSS                 $    (17,059,999)  $     (4,034,800)  $
(3,417,443)
                                    ================   ================
================

   Net loss allocated to Boston
       Capital Tax Credit Fund
       III L. P.*                  $    (13,000,006)  $     (2,672,260)  $
(3,362,488)
                                    ================   ================
================
   Net loss allocated to other
   partners                        $     (4,059,993)  $     (1,362,540)  $
(54,955)
                                    ================   ================
================

   *   Amounts  include $576,506, $194,119, $18,438 and $89,512
       for series 15, 16, 17 and 18, respectively, of loss not recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1998 are as follows:

                        COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
   Revenue
       Rental                      $     14,486,904   $      6,706,086   $
10,538,896
       Interest and other                 1,040,774            745,153
431,144
                                    ----------------   ----------------   ------
----------
                                         15,527,678          7,451,239
10,970,040
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                           6,201,926          2,704,948
4,340,746
       Depreciation and
       amortization                       5,179,750          2,898,299
3,179,204
       Taxes and insurance                1,646,905            837,099
1,427,205
       Repairs and maintenance            2,547,323          1,258,927
1,161,279
       Operating expenses                 4,226,997          2,089,928
2,927,430
       Other expenses                       605,134            196,489
127,124
                                    ----------------   ----------------   ------
----------
                                         20,408,035          9,985,690
13,162,988
                                    ----------------   ----------------   ------
----------
          NET LOSS                 $     (4,880,357)  $     (2,534,451)  $
(2,192,948)
                                    ================   ================
================

   Net loss allocated to Boston
       Capital Tax Credit Fund
       III L. P.*                  $     (2,983,296)  $     (2,163,421)  $
(1,818,541)
                                    ================   ================
================
   Net loss allocated to other
   partners                        $     (1,897,061)  $       (371,030)  $
(374,407)
                                    ================   ================
================

   *   Amounts  include $576,506, $194,119, $18,438 and $89,512
       for series 15, 16, 17 and 18, respectively, of loss not recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1997 are as follows:

                        COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
   Revenue
       Rental                      $     54,997,314   $     11,479,701   $
12,397,732
       Interest and other                 3,230,978            716,763
972,041
                                    ----------------   ----------------   ------
----------
                                         58,228,292         12,196,464
13,369,773
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                          21,769,271          4,237,259
4,517,483
       Depreciation and
       amortization                      20,715,617          4,565,875
4,822,894
       Taxes and insurance                7,235,148          1,531,645
1,575,293
       Repairs and maintenance            8,474,548          1,901,550
1,952,552
       Operating expenses                15,972,058          3,392,258
3,451,993
       Other expenses                     3,264,692            400,782
362,011
                                    ----------------   ----------------   ------
----------
                                         77,431,334         16,029,369
16,682,226
                                    ----------------   ----------------   ------
----------
          NET LOSS                 $    (19,203,042)  $     (3,832,905)  $
(3,312,453)
                                    ================   ================
================

   Net loss allocated to Boston
       Capital Tax Credit Fund
       III L. P.*                  $    (13,407,192)  $     (2,610,772)  $
(3,232,870)
                                    ================   ================
================

   Net loss allocated to other
       partners                    $     (5,795,850)  $     (1,222,133)  $
(79,583)
                                    ================   ================
================

   *   Amounts  include  $182,289,  $36,097  and  $43,370   for
       series   15,  16  and  18,  respectively,  of  loss  not
       recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1997 are as follows:

                        COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
   Revenue
       Rental                      $     14,340,626   $      6,640,259   $
10,138,996
       Interest and other                   871,594            302,946
367,634
                                    ----------------   ----------------   ------
----------
                                         15,212,220          6,943,205
10,506,630
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                           6,044,149          2,647,759
4,322,621
       Depreciation and
       amortization                       5,199,327          2,956,863
3,170,658
       Taxes and insurance                1,647,962            871,383
1,608,865
       Repairs and maintenance            2,364,140          1,226,495
1,029,811
       Operating expenses                 4,579,215          1,706,897
2,841,695
       Other expenses                     1,968,852            404,408
128,639
                                    ----------------   ----------------   ------
----------
                                         21,803,645          9,813,805
13,102,289
                                    ----------------   ----------------   ------
----------
          NET LOSS                 $     (6,591,425)  $     (2,870,600)  $
(2,595,659)
                                    ================   ================
================

   Net loss allocated to Boston
       Capital Tax Credit Fund
       III L. P.*                  $     (2,857,430)  $     (2,632,978)  $
(2,073,142)
                                    ================   ================
================
   Net loss allocated to other
   partners                        $     (3,733,995)  $       (237,622)  $
(522,517)
                                    ================   ================
================

   *   Amounts include $182,289, $36,097 and $43,370 for Series
       15 , 16 and 18, respectively, of loss not recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1996 are as follows:

                        COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
   Revenue
       Rental                      $     54,255,081   $     11,196,024   $
12,318,128
       Interest and other                 2,867,158            340,842
1,147,648
                                    ----------------   ----------------   ------
----------
                                         57,122,239         11,536,866
13,465,776
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                          22,356,916          4,154,249
4,585,893
       Depreciation and
       amortization                      22,819,977          5,184,898
4,966,052
       Taxes and insurance                7,048,605          1,545,211
1,588,084
       Repairs and maintenance            7,456,432          1,637,329
1,684,912
       Operating expenses                16,301,823          3,336,137
3,427,264
       Other expenses                     1,568,799            395,562
313,164
                                    ----------------   ----------------   ------
----------
                                         77,552,552         16,253,386
16,565,369
                                    ----------------   ----------------   ------
----------
          NET LOSS                 $    (20,430,313)  $     (4,716,520)  $
(3,099,593)
                                    ================   ================
================

   Net loss allocated to Boston
       Capital Tax Credit Fund
       III L. P.*                  $    (15,102,671)  $     (3,089,180)  $
(3,052,834)
                                    ================   ================
================
   Net loss allocated to other
   partners                        $     (5,327,642)  $     (1,627,340)  $
(46,759)
                                    ================   ================
================

   * Amounts include $50,068 for series 15 of loss not recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS (Continued)

   The combined summarized statements of operations for the operating limited partnerships for the year ended December
   31, 1996 are as follows:

                        COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
   Revenue
       Rental                      $     14,509,341   $      6,588,968   $
9,642,620
       Interest and other                   616,684            359,139
402,845
                                    ----------------   ----------------   ------
----------
                                         15,126,025          6,948,107
10,045,465
                                    ----------------   ----------------   ------
----------
   Expenses
       Interest                           6,562,849          2,813,996
4,239,929
       Depreciation and
       amortization                       5,838,439          3,069,441
3,761,147
       Taxes and insurance                1,713,879            813,148
1,388,283
       Repairs and maintenance            2,136,225          1,005,955
992,011
       Operating expenses                 4,527,151          1,889,127
3,122,144
       Other expenses                       369,531            257,371
233,171
                                    ----------------   ----------------   ------
----------
                                         21,148,074          9,849,038
13,736,685
                                    ----------------   ----------------   ------
----------
          NET LOSS                 $     (6,022,049)  $     (2,900,931)  $
(3,691,220)
                                    ================   ================
================

   Net loss allocated to Boston
       Capital Tax Credit Fund
       III L. P.*                  $     (3,504,918)  $     (2,594,599)  $
(2,861,140)
                                    ================   ================
================
   Net loss allocated to other
   partners                        $     (2,517,131)  $       (306,332)  $
(830,080)
                                    ================   ================
================

   * Amounts include $50,068 for Series 15 of loss not recognized under the equity method of accounting as described in note A.

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE E - NOTES RECEIVABLE

   Notes receivable at March 31, 1999 and 1998 consist of advance installments of capital contributions to operating limited partnerships. The notes at March 31, 1999 and 1998 are comprised of noninterest bearing and interest bearing notes with rates ranging from 3.66% to prime plus 3%. Prime was 8.50% and 7.75% as of March 31, 1999 and 1998,
   respectively. The notes receivable will be converted to capital or repaid upon demand and are deemed to be short term in nature. Therefore, the carrying value of the notes receivable is deemed to approximate fair value. The notes at March 31, 1999 and 1998 by series are as follows:

                                             1999                1998
                                       ----------------    ----------------
       Series 15                       $        32,170    $        110,000
       Series 16                                     -                   -
       Series 17                             1,332,152           1,409,982
       Series 18                                     -             536,351
       Series 19                                     -                   -
                                       ----------------    ----------------
                                       $     1,364,322    $      2,056,333
                                       ================    ================

NOTE F - OTHER ASSETS

   Other assets include cash held by an escrow agent at March 31, 1999 and 1998. The cash held for the series at March
   31, 1999 and 1998 represents capital contributions to be released to the operating limited partnerships when certain criteria are met. The escrows held at March 31, 1999 and 1998 by series are as follows:

                                             1999                1998
                                       ----------------    ----------------
       Series 15                       $             -    $              -
       Series 16                                     -                   -
       Series 17                                15,097              15,097
       Series 18                                     -                   -
       Series 19                                     -                   -
                                       ----------------    ----------------
                                       $
                                                15,097    $         15,097
                                       ================    ================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE F - OTHER ASSETS (Continued)

   In addition, other assets include cash advanced to operating limited partnerships at March 31, 1999 and 1998 some of which are to be applied to capital contributions payable when certain criteria have been met. The advances at March 31, 1999 and 1998 by series are as follows:

                                             1999                1998
                                       ----------------    ----------------
       Series 15                       $       748,458    $        426,912
       Series 16                               110,861              56,000
       Series 17                             1,382,297           1,069,358
       Series 18                                14,391                   -
       Series 19                                     -                   -
                                       ----------------    ----------------
                                       $     2,256,007    $      1,552,270
                                       ================    ================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year-end.    The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
   Net loss for financial
       reporting purposes          $    (14,955,518)  $     (2,499,987)  $
(4,159,567)


   Operating limited partnership
       rents received in advance            (13,098)            (2,319)
(1,763)


   Fund management fees not
       deducted for tax purposes          2,123,696            548,052
491,980

   Other                                   (202,731)          (182,035)
(28,588)

   Operating limited partnership
       losses not recognized for
       financial reporting
       purposes under equity
       method of accounting                (878,576)          (576,506)
(194,120)

   Impairment loss in investment
       in operating limited
       partnership not deductible
       for tax purposes                     345,986                  -
345,986

   Excess of tax depreciation
       over book depreciation on
       operating limited
       partnership assets                (1,536,529)          (313,779)
(268,029)

   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                              64,574             (5,681)
(1,187)
                                    ----------------   ----------------   ------
----------

   Loss for tax return purposes,
       December 31, 1998           $    (15,052,196)  $     (3,032,255)  $
(3,815,288)
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year-end.    The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
   Net loss for financial
       reporting purposes          $     (3,604,679)  $     (2,491,271)  $
(2,200,014)

   Operating limited partnership
       rents received in advance              7,572             (7,785)
(8,803)

   Fund management fees not
       deducted for tax purposes            565,368            306,948
211,348

   Other                                    190,811           (183,994)
1,075

   Operating limited partnership
       losses not recognized for
       financial reporting
       purposes under equity
       method of accounting                 (18,438)           (89,512)
-

   Impairment loss in investment
       in operating limited
       partnership not deductible
       for tax purposes                           -                  -
-

   Excess of tax depreciation
       over book depreciation on
       operating limited
       partnership assets                  (465,406)          (162,365)
(326,950)

   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                              37,455             (5,047)
39,034
                                    ----------------   ----------------   ------
----------

   Loss for tax return purposes,
       December 31, 1998           $     (3,287,317)  $     (2,633,026)  $
(2,284,310)
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year-end.    The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
   Net loss for financial
       reporting purposes          $    (15,742,101)  $     (2,834,087)  $
(3,957,405)

   Operating limited partnership
       rents received in advance             (7,368)            (4,270)
692

   Fund management fees not
       deducted for tax purposes          2,598,675            548,052
691,980

   Other                                   (582,771)          (332,972)
153,818

   Operating limited partnership
       losses not recognized for
       financial reporting
       purposes under equity
       method of accounting                (261,756)          (182,289)
(36,097)

   Excess of tax depreciation
       over book depreciation on
       operating limited
       partnership assets                (1,496,221)          (214,667)
(258,267)

   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                            (480,368)            (1,400)
(185,463)
                                    ----------------   ----------------   ------
----------

   Loss for tax return purposes,
       December 31, 1997           $    (15,971,910)  $     (3,021,633)  $
(3,590,742)
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year-end.    The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
   Net loss for financial
       reporting purposes          $     (3,552,410)  $     (3,064,697)  $
(2,333,502)

   Operating limited partnership
       rents received in advance             (5,707)            23,754
(21,837)

   Fund management fees not
       deducted for tax purposes            565,368            381,927
411,348

   Other                                   (779,092)            52,957
322,518

   Operating limited partnership
       losses not recognized for
       financial reporting
       purposes under equity
       method of accounting                       -            (43,370)
-

   Excess of tax depreciation
       over book depreciation on
       operating limited
       partnership assets                  (431,032)          (221,050)
(371,205)

   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                              30,564            (39,436)
(284,633)
                                    ----------------   ----------------   ------
----------

   Loss for tax return purposes,
       December 31, 1997           $     (4,172,309)  $     (2,909,915)  $
(2,277,311)
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
           (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year  end.   The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
   Net loss for financial
       reporting purposes          $    (17,706,223)  $     (3,473,421)  $
(3,762,519)

   Operating limited partnership
       rents received in advance             99,831              2,581
9,598

   Fund management fees not
       deducted for tax purposes          1,988,010            488,062
572,140

   Other                                    (73,839)          (250,370)
(17,194)

   Operating limited partnership
       losses not recognized for
       financial reporting
       purposes under equity
       method of accounting                 (50,068)           (50,068)
-

   Excess of tax depreciation
       over book depreciation on
       operating limited
       partnership assets                (1,794,498)          (213,933)
(280,017)

   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                            (892,751)          (187,130)
(801,719)
                                    ----------------   ----------------   ------
----------

   Loss for tax return purposes,
       December 31, 1996           $    (18,429,538)  $     (3,684,279)  $
(4,279,711)
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
   31  year  end.   The fund's net loss for financial reporting
   and tax return purposes for the year ended March 31, 1997 are reconciled as follows:

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
   Net loss for financial
       reporting purposes          $     (4,215,768)  $     (3,035,716)  $
(3,218,799)

   Operating limited partnership
       rents received in advance            (16,393)            13,544
90,501

   Fund management fees not
       deducted for tax purposes            433,409            241,696
252,703

   Other                                    143,844            (98,911)
148,792

   Operating limited partnership
       losses not recognized for
       financial reporting
       purposes under equity
       method of accounting                       -                  -
-

   Excess of tax depreciation
       over book depreciation on
       operating limited
       partnership assets                  (585,002)          (261,901)
(453,645)

   Difference due to fiscal year
       for book purposes and
       calendar year for tax
       purposes                              14,284            (13,118)
94,932
                                    ----------------   ----------------   ------
----------
   Loss for tax return purposes,
       December 31, 1996           $     (4,225,626)  $     (3,154,406)  $
(3,085,516)
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
   Investments in operating
       limited partnerships - per
       tax return, December 31,
       1998                        $     96,931,552   $     12,212,844   $
24,269,069

   Estimated share of loss for
       the three months ended
       March 31, 1999                    (2,827,311)          (472,214)
(631,571)

   Add back operating limited
       partnership losses not
       recognized for financial
       reporting purposes under
       the equity method                  1,191,728            810,192
230,216

   Impairment loss in investment
       in operating limited
       partnerships                        (345,986)                 -
(345,986)

   Historic tax credits                   5,333,539          1,852,569
-

   Other                                  8,134,956           (261,228)
3,643,499
                                    ----------------   ----------------   ------
----------

   Investments in operating
       limited partnerships - as
       reported                    $    108,418,478   $     14,142,163   $
27,165,227
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
   Investments in operating
       limited partnerships - per
       tax return, December 31,
       1998                        $     22,543,720   $     16,163,294   $
21,742,625

   Estimated share of loss for
       the three months ended
       March 31, 1999                      (752,440)          (617,653)
(353,433)

   Add back operating limited
       partnership losses not
       recognized for financial
       reporting purposes under
       the equity method                     18,438            132,882
-

   Impairment loss in investment
       in operating limited
       partnerships                               -                  -
-

   Historic tax credits                   1,100,310          2,062,333
318,327

   Other                                  1,864,168          1,091,250
1,797,267
                                    ----------------   ----------------   ------
----------

   Investments in operating
       limited partnerships - as
       reported                    $     24,774,196   $     18,832,106   $
23,504,786
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                          Total            Series 15
Series 16
                                    ----------------   ----------------   ------
----------
   Investments in operating
       limited partnerships - per
       tax return, December 31,
       1997                        $    111,746,588   $     15,381,288   $
27,898,915

   Estimated share of loss for
       the three months ended
       March 31, 1998                    (2,866,341)          (472,214)
(631,571)

   Add back operating limited
       partnership losses not
       recognized for financial
       reporting purposes under
       the equity method                    313,153            233,686
36,097

   Historic tax credits                   5,333,539          1,852,569
-

   Other                                  6,505,331           (748,923)
3,474,402
                                    ----------------   ----------------   ------
----------

   Investments in operating
       limited partnerships - as
       reported                    $    121,032,270   $     16,246,406   $
30,777,843
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE  G  -  RECONCILIATION  OF  FINANCIAL  STATEMENT NET INCOME
            (LOSS) TO TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statement purposes are primarily due to the differences in the estimated share of losses recognized and the historic tax credits taken for income tax purposes. At March 31, 1998, the differences are as follows:

                                        Series 17          Series 18
Series 19
                                    ----------------   ----------------   ------
----------
   Investments in operating
       limited partnerships - per
       tax return, December 31,
       1997                        $     25,870,393   $     18,696,412   $
23,899,580

   Estimated share of loss for
       the three months ended
       March 31, 1998                      (752,440)          (617,653)
(392,463)

   Add back operating limited
       partnership losses not
       recognized for financial
       reporting purposes under
       the equity method                          -             43,370
-

   Historic tax credits                   1,100,310          2,062,333
318,327

   Other                                  1,544,515            737,141
1,498,196
                                    ----------------   ----------------   ------
----------

   Investments in operating
       limited partnerships - as
       reported                    $     27,762,778   $     20,921,603   $
25,323,640
                                    ================   ================
================

           Boston Capital Tax Credit Fund III L.P. -
                  Series 15 through Series 19

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 March 31, 1999, 1998 and 1997

NOTE H - CASH EQUIVALENTS

   On March 31, 1999 and 1998, Boston Capital Tax Credit Fund III L.P. purchased $849,981 and $450,000 of securities under agreements to resell on April 1, 1999 and 1998, respectively. Interest is earned at rates ranging from 2.15% to 3.5% per annum.

   Additionally, cash equivalents of $736,460 and $1,185,807 as
   of   M arch  31,  1999  and  1998,   respectively,   include
   certificates of deposit and money market accounts with interest rates ranging from 2.8% to 5.0% per annum.


                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                            Initial         capitalized     Gross amount at
which
                         cost to company      costs**     carried at close of
period
                         ---------------    -----------  ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-
Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
April
Gardens   1,467,152     50,000    1,773,331         389     50,000    1,773,720
1,823,720     424,378   5/93   9/92  5-27.5

Arkansas
City        825,097     15,870    1,016,757           0     15,870    1,016,757
1,032,627     189,241  12/94   9/94  5-25

Autumnwood
LP        1,341,943     50,000    1,669,609           1     50,000    1,669,610
1,719,610     393,933   1/93   8/92  5-27.5

Barton
Village     509,968     47,898      683,991       2,470     47,898      686,461
734,359     159,188   3/93  10/92  5-27.5

Beckwood
Manor
Eight     1,219,161     60,000    1,498,746       6,305     58,000    1,505,051
1,563,051     248,593   8/95   8/94  5-27.5

Bergen
Meadows   1,017,955     42,000    1,256,858      22,770     42,000    1,279,628
1,321,628     346,440   7/92   7/92  7-27.5

Bridlewood
LP          790,185     42,000      211,635     787,948     42,000      999,583
1,041,583     116,993   1/95   1/94  5-27.5

Brunswick
LP          823,058     69,000      953,553         416     69,000      953,969
1,022,969     247,056   9/92   4/92  7-27.5
                                                             F-72

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------     ------
-----------------------
                                  Buildings                          Buildings
Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-
Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements
Total    ciation   Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Buena Vista
Apts.     1,452,882     75,000    1,767,511         495     75,000    1,768,006
1,843,006     501,174   1/92   3/92  7-27.5

Calexico
Sr        1,921,645    213,000    2,047,255           0    213,000    2,047,255
2,260,255     295,843   9/92   9/92  7-27.5

California
Inv. VII  8,863,346    820,000    9,361,922  16,792,875    803,050   26,154,797
26,957,847   4,416,742  12/93  10/92  5-27.5

Chestnut
Hill        739,837     40,000      904,814       4,420     40,000      909,234
949,234     173,476   9/92   9/92  7-27.5

Coralville
Housing   2,580,674    258,000    4,683,541     102,182    258,000    4,785,723
5,043,723   1,290,353  10/92   3/92  7-27.5

Curwensville
Housing   1,214,336     31,338    1,435,553      97,030     31,338    1,532,583
1,563,921     236,536   7/93   9/92  5-27.5

Deerfield
Assoc.    1,229,163     65,400    1,495,473           0     65,400    1,495,473
1,560,873     397,890   6/92   4/92  7-27.5

East
Machias   1,039,243     77,963    1,478,171      16,811     77,963    1,494,982
1,572,945     242,977   1/93   9/92  10-40

East Park
Apts. I     545,000      2,000      980,413       9,487      2,000      989,900
991,900     188,749   1/94   6/94  5-27.5
                                                           F-73
                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                            Initial         capitalized       Gross amount at
which
                         cost to company      costs**       carried at close of
period
                         ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-
Depre-   struct uired  ciation
Description  brances     Land   provements     ments         Land    provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edgewood
Properties  786,931     36,000      967,796           0     36,000      967,796
1,003,796     234,908   8/92   6/92  7-27.5

Far View
Housing     920,661    100,000    1,066,418       8,331    100,000    1,074,749
1,174,749     178,816  11/92   6/92  10-40

Graham
Housing   1,323,496     85,006    2,451,794      (3,894)    85,006    2,447,900
2,532,906     279,925   6/95  10/94  5-27.5

Grantsville
Assoc.    1,486,127     85,099    1,795,971       2,860     85,599    1,798,831
1,884,430     287,743   2/93   5/92  5-27.5

Greentree
Apts.       691,498     15,000    1,143,223      (9,253)    15,000    1,133,970
1,148,970     679,186  10/75   4/94  5-27.5

Greenwood
Village     674,803     20,123      893,915       5,850     20,123      899,765
919,888     205,629   5/93   8/92  5-27.5

Harrisonville
Prop. II    608,037     15,000      744,677       5,528     15,000      750,205
765,205     246,393  11/91   3/92  7-27.5

Headlton
Properties  701,472     15,000      868,469           0     15,000      868,469
883,469     113,097  12/94   8/94  5-27.5

Hearthside
II LDHA   1,955,378     95,000    2,967,134     (34,732)    95,000    2,932,402
3,027,402     695,918  11/92  04/92  7-27.5
                                                            F-74

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                               Subsequent
                            Initial          capitalized       Gross amount at
which
                         cost to company       costs**       carried at close of
period
                         ---------------     -----------    ------
-----------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-
Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements
Total     ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Heron's
Landing   1,204,600    176,121    1,410,573      30,521    176,121    1,441,094
1,617,215     364,383  10/92  10/92  7-27.5

Hidden
Cove      2,889,795    707,848    4,334,916       7,133    707,848    4,342,049
5,049,897   1,604,525   8/88   2/94  5-27.5

Higgensville
Estates     627,343     40,000      738,056       1,622     40,000      739,678
779,678     252,352   3/91   3/92  7-27.5

Inv. Group
of Payson 1,486,538    211,500    1,767,942           0    211,500    1,767,942
1,979,442     263,314   8/92   8/92  7-27.5

Kearney
Estates     634,038     30,000      763,159       1,875     30,000      765,034
795,034     245,142   1/92   5/92  7-27.5

Lake View
Associates  887,477     30,000    1,077,130         350     30,000    1,077,480
1,107,480     284,676   7/92   4/92  7-27.5

Laurelwood
Apts.     1,068,170     58,500    1,268,491         750     58,500    1,269,241
1,327,741     338,604   2/92   3/92  7-27.5

Lebanon
II LP       923,976     40,000    1,090,397           0     40,000    1,090,397
1,130,397     252,210   2/93   8/92  5-27.5

Lebanon
III Prop.   631,971     26,750      766,992       6,376     26,750      773,368
800,118     241,152   2/92   3/92  7-27.5
                                                            F-75

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                              Initial       capitalized        Gross amount at
which
                           cost to company    costs**       carried at close of
period
                           ---------------  -----------    ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-
Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements
Total     ciation  Date    Date    Life
-------------------------------------------
-------------------------------------------------------------------------------
----
Lilac
Properties  727,279     36,000      897,897           0     36,000      897,897
933,897     227,501   7/92   6/92  7-27.5

Livingston
Plaza       675,441     32,500      868,525           0     32,500      868,525
901,025     191,533  11/93  12/92  5-27.5

Madison
Partners  1,199,192     47,340    1,452,910      14,051     47,340    1,466,961
1,514,301     274,550  12/94   3/95  5-27.5

Manning
Lane      1,471,153     73,600    1,771,816       1,653     73,600    1,773,469
1,847,069     423,112   3/93   8/92  5-27.5

Marshall
Lane        553,375     20,000      672,691       1,186     20,000      673,877
693,877     163,865  12/92   8/92  5-27.5

Maryville
Prop.       718,010     57,000      834,823      16,663     57,000      851,486
908,486     265,325   3/92   5/92  7-27.5

Monark
Village     321,367     68,900      570,916           0     68,900      570,916
639,816     102,162   3/94   6/94  5-27.5

North
Prairie     880,638      5,000    1,121,143       8,639      5,000    1,129,782
1,134,782     297,121   5/93   9/92  5-27.5

Oak Grove
Villa       404,057      5,000      460,291       8,878      5,000      469,169
474,169     158,788  11/91   4/92  7-27.5
                                                            F-76

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Oakwood
Village   1,107,899     42,000    1,341,412         694     42,000    1,342,106
1,384,106     366,463   5/92   5/92  7-27.5
Osage
Housing   1,215,379    110,000    2,309,861      61,444    110,000    2,371,305
2,481,305     633,141   6/92   4/92  7-27.5

Osceola
Estates     648,846     54,600      797,763     103,197     27,300      900,960
928,260     252,336   5/92   5/92  7-27.5

PDC Fifty
Five LP   1,292,975     50,170    1,576,823       5,770     50,170    1,582,593
1,632,763     336,180   9/93  10/92  5-27.5

Rainier
Manor     2,665,216    521,000    5,852,852      43,945    521,000    5,896,797
6,417,797   1,014,139   1/93   4/92  5-27.5

Ridgeview of
Brainerd    861,693     42,800    1,027,499       1,978     42,800    1,029,477
1,072,277     279,786   1/92   3/92  7-27.5

Rio
Members II  773,150     48,938      930,376      21,579     48,938      951,955
1,000,893     171,024  12/95   7/94  5-27.5

Rolling
Brook III   826,416     35,000    1,006,667      11,491     35,000    1,018,158
1,053,158     289,561  11/92   6/92  7-27.5

School
Street I    756,893    127,852    1,353,622      95,368     38,509    1,448,990
1,487,499     438,788   5/92   4/92  5-27.5
                                                          F-77

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Shenandoah
Village   1,472,020     67,500    1,754,599       4,638     67,500   1,759,237
1,826,737     393,683   2/93   8/92  5-27.5

Showboat
Manor       795,458     31,200      968,253      16,085     31,200     984,338
1,015,538     263,823   2/92   7/92  5-27.5

Sioux Falls
Housing   1,322,676    146,694    2,656,753       8,202   146,694    2,664,955
2,811,649     711,270  9/92   5/92  7-27.5

Sunset
Square      740,054     50,000      896,507       8,535     50,000     905,042
955,042     176,701   8/92   90/2  7-27.5

Taylor
Mill        767,877     24,000      936,166          0      24,000     936,166
960,166     244,360   5/92   4/92  7-27.5

Timmons
Village     643,336     15,000      754,172       5,886     38,500     760,058
798,558     194,104   7/92   5/92  7-27.5

University
Meadows   1,987,105     62,985    3,579,473      10,408     62,985   3,589,881
3,652,866     961,887  12/92   6/92  5-28

Valatie
LP        1,370,716     30,000    1,712,263      20,130     30,000   1,732,393
1,762,393     468,970   4/93   6/92  7-27.5

Virgen
Del Pozo  3,333,018    120,000    4,274,133      39,756    120,000   4,313,889
4,433,889     854,107   7/93   8/92  5-27.5
                                                          F-78

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**         carried at close
of period
                          ---------------   -----------      ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Villa
Del Mar   1,464,361     50,000    1,792,888           0     50,000    1,792,888
1,842,888     475,326   8/92   8/92  7-27.5

Wauchula
Ltd.      1,476,656     66,720    1,770,669       2,723     66,720    1,773,392
1,840,112     452,160  10/92   9/92  5-27.5

Weedpatch
Inv. Grp. 1,972,202    272,000    2,246,927         378    272,000    2,247,305
2,519,305     255,037   9/94   1/94  5-50

Westernport
Assoc.    1,487,937     18,645    1,833,384       3,694     18,645    1,837,078
1,855,723     409,171   2/93   7/92  5-27.5

Whitewater
Village     526,243     18,542      637,048       2,806     18,542      639,854
658,396     163,014  11/92   8/92  7-27.5

Wood Park
Pointe    1,168,443    117,500    1,329,664       1,348    117,500    1,331,012
1,448,512     360,469   5/92   6/92  5-27.5
         ----------  ---------  -----------  ----------  ---------  -----------
-----------  ----------
         84,710,037  6,214,902  111,326,972  18,388,041  6,103,309  129,715,013
135,818,322  28,906,992
         ==========  =========  ===========  ==========  =========  ===========
===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1998.  The column has been omitted for presentation purposes.
                                                           F-79

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
                                                                  -----------
Balance at close of period - 03/31/98............................$ 135,589,142
                                                                  ===========


                                             F-81
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 15

Reconciliation of Land Building & Improvements current year changes



Balance at close of period - 03/31/98............................$ 135,589,142

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     229,180
    Other............................................           0
                                                      -----------
                                                                 $     229,180
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $           0
                                                                   -----------
Balance at close of period - 03/31/99............................$ 135,818,322
                                                                   ===========





























                                      F-82
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

  Current year expense..................................$ 5,445,282
                                                         ---------

Balance at close of period - 3/31/96..............................$ 15,437,509


  Current year expense..................................$ 4,587,940
                                                          ---------

Balance at close of period - 3/31/97..............................$ 20,025,449
                                                                    ==========

  Current year expense..................................$ 4,427,546
                                                          ---------

Balance at close of period - 3/31/98..............................$ 24,452,995


Current year expense..................................  $ 4,453,997
                                                          ---------

Balance at close of period - 3/31/98..............................$ 28,906,992
                                                                    ==========












                                            F-83




                                    Boston Capital Tax Credit Fund III L.P.-
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                            Initial         capitalized     Gross amount at
which
                         cost to company      costs**     carried at close of
period
                         ---------------    -----------  ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-
Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
1413 Leaven
Worth     1,610,000      8,000    2,927,089     486,159      8,000    3,413,248
3,421,248     759,476   3/93  12/92  5-27.5

Anson     1,281,630     40,202    1,683,348      12,130     40,202    1,695,478
1,735,680     261,860   9/93  12/92  10-40

Aztec II  1,016,430    115,000    1,299,311      27,493    115,000    1,326,804
1,441,804     327,383   5/93   5/93  5-27.5

Bentonia
Elderly     842,072     21,000      678,677     386,765     21,000    1,065,442
1,086,442     150,124   2/94   7/93  5-27.5

Bernice
Villa       954,749     37,000    1,204,665       4,968     37,000    1,209,633
1,246,633     168,471  10/93   5/93  5-40

Blairsville
Rental I    755,904     58,377      866,980      42,180     35,000      909,160
944,160     141,703   9/94  12/92  5-27.5

Blairsville
Rental II   739,877     84,359      804,895      62,014     49,500      866,909
916,409     137,622  7/94  12/92  5-27.5

Blowing
Rock        511,555     47,500      663,473         686     47,500      664,159
711,659     101,239  11/94  12/93  5-27.5
                                                        F-84
Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------     ------
-----------------------
                                  Buildings                          Buildings
Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-
Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements
Total    ciation   Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Branson
Chris-
tian I    1,505,525    163,350    2,990,564       5,340    163,350    2,995,904
3,159,254     578,326   6/94   3/94  5-27.5

Branson
Chris-
tian II   1,084,180          0    2,497,066      36,146          0    2,533,212
2,533,212     471,356   8/94   7/94  5-27.5

Butler
Rental      753,040          0      937,495      15,782          0      953,277
953,277     189,828  9/93  12/92  7-27.5

Canter-
field       767,770     48,000      934,169         736     48,000      934,905
982,905     223,477   1/93  11/92  5-27.5

Cape Ann    542,480     18,000    1,833,366      53,773     18,000    1,887,139
1,905,139     365,094  12/93   1/93  7-31.5

Cass
Partners    677,569     45,250    2,026,740           0     45,250    2,026,740
2,071,990     268,533  12/93  12/93  5-27.5

Cedar
Trace       505,108     18,000      639,500       2,925     18,000      642,425
660,425     165,371   7/93  10/92  5-27.5

Concord
Assoc.    1,129,829     61,532    1,223,133     121,108     61,532    1,344,241
1,405,773     340,008   2/93  2/93  5-27.5
                                                          F-85
Boston Capital Tax Credit Fund III L.P.- Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                            Initial         capitalized       Gross amount at
which
                         cost to company      costs**       carried at close of
period
                         ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-
Depre-   struct uired  ciation
Description  brances     Land   provements     ments         Land    provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Clymer Park
Assoc     1,443,250     35,800    1,831,813      10,997    35,800    1,842,810
1,878,610    233,263  11/94  12/92  5-27.5

Cumberland
Wood      1,450,569    114,449    1,780,622      59,361   129,538    1,839,983
1,969,521    208,660  10/94  12/93  6-40

Davenport
Housing   3,073,433    223,889    6,598,309      83,985   223,889    6,682,294
6,906,183  1,373,118   2/94  10/93  7-27.5

Deer Run    701,592     30,000    1,536,783           0    30,000    1,536,783
1,566,783    338,923   3/93   8/93  5-27.5

Eastman
Elderly   1,179,282     80,000    1,428,172      25,266    36,900    1,453,438
1,490,358    290,449  10/93  12/92  5-27.5

Fairmeadow
Apts.       883,005     53,296    1,184,327      43,501    53,296    1,227,828
1,281,124    166,509   7/93   1/93  5-27.5

Falcon
Ridge     1,045,567     25,000    1,332,798      19,150    25,000    1,351,948
1,376,948    146,290   1/95   4/94  5-27.5

Gibson      906,136     30,290    1,138,786         350    30,290    1,139,136
1,169,426    196,346   6/93  12/92  5-27.5




                                                          F-86
Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                               Subsequent
                            Initial          capitalized       Gross amount at
which
                         cost to company       costs**       carried at close of
period
                         ---------------     -----------    ------
-----------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-
Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements
Total     ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Greenfield  532,158     25,000      649,793           0     25,000      649,793
674,793     175,566   5/93   1/93  7-27.5

Greenwood 1,473,362     62,076    1,480,776     336,322     62,076    1,817,098
1,879,174     417,018  10/93  11/93  5-27.5

Harmony
House     1,471,785     57,000    1,764,438      14,574     57,000    1,779,012
1,836,012     305,357   7/93  11/92  5-27.5

Haynes
House     3,348,220    685,381    5,956,903   2,329,019    674,499    8,285,922
8,960,421     827,670   u/c    8/94  12-40

Holly Tree  884,838     58,900    1,069,733       5,830     58,900    1,075,563
1,134,463     257,159   2/93  11/92  5-27.5

Idabel
Prop.     1,384,026     50,000    1,791,971           0     50,000    1,791,971
1,841,971     427,822  12/93   4/93  5-25.5

Isola
Square      967,182     22,300      250,691     974,734     22,300    1,225,425
1,247,725     151,869   4/94  11/93  7-40

Joiner
Elderly     815,739     47,719    1,026,013           0     47,719    1,026,013
1,073,732     244,188   6/93   1/93  5-40

Lawrenceville
Manor     1,417,258     61,370    1,660,796       3,236     61,370    1,664,032
1,725,402     316,640   7/94   2/94  5-27.5


                                                          F-87
Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                             Subsequent
                              Initial       capitalized        Gross amount at
which
                           cost to company    costs**       carried at close of
period
                           ---------------  -----------    ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-
Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements
Total     ciation  Date    Date    Life
-------------------------------------------
-------------------------------------------------------------------------------
----
Lawtell
Manor       925,656     45,000    1,201,948      11,736     45,000    1,213,684
1,258,684     174,831   8/93   4/93  7-40

Logan
Lane      1,298,139     54,000    1,602,465       2,962     54,000    1,605,427
1,659,427     377,337   3/93   9/92  5-27.5

Mariners
Pointe
I &II     3,923,246    170,020    7,548,131     102,746    170,020    7,650,877
7,820,897   1,760,933   8/93  12/92  7-27.5

Meadows of
Southgate 2,306,010    252,000    4,575,879       2,605    252,000    4,578,484
4,830,484     501,564   5/94  7/93  12-40

Mendota
Village   1,976,560    136,140    2,421,001           0    136,140    2,421,001
2,557,141     307,524   5/93  12/92  5-50

Midcity   3,059,100     15,058    6,611,666       4,800     15,058    6,616,466
6,631,524   1,072,365   6/94   9/93  5-27.5

Newport
Housing   1,237,530    160,000    1,405,411      (3,274)   160,000    1,402,137
1,562,137     210,600  10/93   2/93  5-27.5

Newport
Manor       956,549     31,908    1,175,109      31,804     31,908    1,206,913
1,238,821     180,072  12/93   9/93  5-40


                                                           F-88
Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Palantine
LP        1,427,831     37,400    1,785,282       5,511     37,400    1,790,793
1,828,193     360,303   5/94   5/94  5-27.5

Riviera
Apts.     1,704,479    100,000    2,979,700     579,524    132,400    3,559,224
3,691,624     667,575  12/93  12/92  5-27.5

Sable
Chase     5,065,455    502,774   12,248,475      20,989    502,774   12,269,464
12,772,238   2,235,678  12/94  12/93  7-27.5

St.Croix
Commons   1,096,731     44,681    2,607,046    (666,994)    44,681    1,940,052
1,984,733     365,387  12/94  10/94  5-27.5

St. Joseph
SQ          954,727     37,500    1,167,702       3,921     37,500    1,171,623
1,209,123     167,016   9/93   5/93  5-40

Simmes-
port        940,812     60,000    1,171,005       1,888     60,000    1,172,893
1,232,893     171,670   6/93   4/93  7-40

Stony-
Ground    1,432,565    127,380    1,794,961        (800)   129,005    1,794,161
1,923,166     413,799   6/93  12/92  5-27.5

Summers-
ville       621,187     20,000      774,259       1,617     20,000      775,876
795,876     209,182   6/93   5/93  5-27.5

                                                            F-89
Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Talbot
Village     680,939     22,300      833,494       7,289     22,300      840,783
863,083     196,255   4/93   8/92  5-27.5

Tchula
Elderly     833,262     20,000    1,071,899       2,931     20,000    1,074,830
1,094,830     161,962  12/93   7/93  5-27.5

Toulumne
City      1,597,103    190,000    1,912,157           0    190,000    1,912,157
2,102,157     229,225   8/93  12/92  5-50

Turtle
Creek       849,982     23,141    1,113,511       2,485     23,141    1,115,996
1,139,137     173,496  10/93   5/93  7-40

Twin Oaks
Assoc.    1,467,822     45,000    1,776,674       7,868     45,000    1,784,542
1,829,542     287,787   9/93  12/92  5-27.5

Victoria
Pointe    1,443,801    153,865    1,437,570     355,557    128,900    1,793,127
1,922,027     286,612   1/95  10/94  5-27.5

Viste Linda
Apts.     2,504,599    143,253    2,961,671       6,697    143,253    2,968,368
3,111,621     624,446  12/93   1/93  5-27.5

Wakefield
Housing   1,258,427     88,564    1,480,003       5,238     88,564    1,485,241
1,573,805     248,377   2/93   9/92  10-40

                                                           F-90
Boston Capital Tax Credit Fund III L.P. - Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**         carried at close
of period
                          ---------------   -----------      ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
West End
Manor       990,207     52,300    1,188,913       (662)     52,300    1,188,251
1,240,551     274,083   5/93   5/93  5-27.5

Westchester
Oak Grove 1,192,033     38,010    2,281,529     45,900      35,000    2,327,429
2,362,429     596,196   4/93  12/92  5-27.5
Westchester
St. Joe   1,519,607    100,000    3,211,620     67,784     100,000    3,279,404
3,379,404     784,874   6/93   7/93  5-27.5

Westville
Prop.       717,913     25,000      912,139          0      25,000      912,139
937,139     229,825   7/93   2/93  5-25

Wilcox Inv.
Group     1,106,533     58,500    1,376,329          0      58,500    1,376,329
1,434,829     176,553   6/93   1/93  7-50

Woodlands
Apts        927,744     30,000      668,555    534,575      30,000    1,203,130
1,233,130     188,596   2/95   9/94  5-27.5
         ----------  ---------  ----------- ----------   ---------  -----------
-----------  ----------
         83,671,669  5,211,834  128,989,299  6,299,227   5,120,755  135,288,526
140,409,281  24,360,841
         ==========  =========  =========== ==========   =========  ===========
===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1998.  The column has been omitted for presentation purposes.
                                                         F-91

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
                                                                  -----------
Balance at close of period - 03/31/95............................$136,983,119

                                             F-92Notes to Schedule III -
continued
Boston Capital Tax Credit Fund III L.P. - Series 16

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
                                                                  -----------
Balance at close of period - 03/31/98............................$140,169,204
                                                                  ===========


                                           F-93Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 16

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/98............................$140,169,204

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     240,077
    Other............................................           0
                                                      -----------
                                                                 $    240,077
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$140,409,281
                                                                  ===========





























                                     F-94

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

  Current year additions*...............................$4,859,372
                                                         ---------

Balance at close of period - 3/31/97..............................$14,936,359


Current year additions*.................................$4,709,137
                                                         ---------

Balance at close of period - 3/31/98..............................$19,645,496

Current year additions*.................................$4,715,345
                                                         ---------

Balance at close of period - 3/31/99..............................$24,360,841
                                                                   ==========



*-Total includes current year expense and amounts capitalized to building basis.






                                          F-95


                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
             Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
Description  brances     Land   provements      ments       Land    provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Annadale
Housing   9,391,845    226,000   12,180,150       4,950    226,000   12,185,100
12,411,100   1,892,353   6/90   1/96  5-27.5

Artesia
Prop.     1,417,729     30,730    1,865,231       1,115     30,730    1,866,346
1,897,076     345,862   9/94   9/94  5-27.5

Aspen
Ridge       861,912     36,000    2,004,059      51,058     36,000    2,055,117
2,091,117     433,952  11/93   9/93  5-27.5

Bladen-
boro      1,015,392     16,000    1,213,015     (27,474)    16,000    1,185,541
1,201,541     169,238   7/95   3/95  5-27.5

Brewer
St.       1,190,886          0    2,296,514      12,776          0    2,309,290
2,309,290     524,472   7/93   6/93  5-27.5

Briarwood
Apts.       914,266     38,500       20,850   1,207,049     38,952    1,227,899
1,266,851     132,988   7/93   6/93  5-27.5

Briarwood
Village   1,130,449     42,594    1,418,259       2,214     42,594    1,420,473
1,463,067     272,068   5/94  10/93  5-27.5


                                                F-96
                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                          Buildings
Accum.    Con-   Acq-   Depre-
             Encum-               and im-      Improve-              and im-
Depre-    struct uired  ciation
Description  brances   Land      provements     ments       Land    provements
Total     ciation   Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Briarwood
Dekalb    1,505,871     96,000    2,943,443      15,207     96,000   2,958,650
3,054,650     409,478   6/94  10/93  5-40

Cairo
Housing   1,071,129     17,000    1,309,062      15,113     17,000   1,324,175
1,341,175     312,464   4/93   5/93  7-27.5

California
Inv  VI   3,868,597    400,000    7,446,261  (1,596,778)   400,000   5,849,483
6,249,483   2,047,171   5/89   1/94  5-27.5

California
Inv VII   8,863,346    803,050   25,913,966     240,831    803,050  26,154,797
26,957,847   4,416,745  12/93  12/93  5-27.5

Cambridge
YMCA      2,480,442     95,200    5,135,233       7,504     95,200   5,142,737
5,237,937   1,095,703  12/93   4/93  5-27.5

Caneyville
Prop.       478,062     36,000      601,775     (13,800)    36,000     587,975
623,975     138,209   4/93   5/93  5-27.5

Clinton
Estates     738,622     47,533      891,872           0     47,533     891,872
939,405     161,290  12/94  12/94  5-27.5

Cloverport
Prop.       755,744     21,500      947,659      (7,038)    21,500     940,621
962,121     212,784   7/93   4/93  5-27.5

College
Green     3,755,429    225,000    6,774,847      39,768    225,000   6,814,615
7,039,615     988,319   8/95   3/95  5-27.5
                                                          - F-97 -

                                    Boston Capital Tax Credit Fund III L.P.-
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                          Buildings
Accum.    Con-   Acq-  Depre-
             Encum-               and im-      Improve-              and im-
Depre-    struct uired ciation
Description  brances    Land     provements     ments       Land    provements
Total     ciation   Date   Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Croften
Assoc.      804,548     46,511      961,097           0     46,511      961,097
1,007,608     134,210   3/93   4/93  5-27.5

Cypress
Point     2,966,734    265,000    4,794,440      35,853    265,000    4,830,293
5,095,293     599,539  12/94   2/94  5-27.5

Deerwood
Villlage    637,213     29,138      804,512       3,183     29,138      807,695
836,833     148,253   7/94   2/94  5-27.5

Doyle
Village   1,170,531    100,000    1,435,520       4,666    100,000    1,440,186
1,540,186     274,637   4/94   9/93  5-27.5

Gallaway
Assoc.    1,056,782     35,600    1,307,158      14,592     35,600    1,321,750
1,357,350     184,408   5/93   4/93  5-27.5

Glen-
Ridge     2,046,689    350,000    2,208,213       5,778    350,000    2,213,991
2,563,991     310,832   6/94   6/94  5-27.5

Green
Acres     1,199,237    173,447    1,366,874       7,101    173,447    1,373,975
1,547,422     257,364   1/95  11/94  5-27.5

Greenwood
Place     1,061,404     44,400      299,685   1,126,108     44,400    1,425,793
1,470,193     160,233   8/94  11/93  7-40

Hackley
Barclay   3,568,512    174,841    4,603,493     301,622    175,000    4,905,115
5,080,115     916,111  12/94  12/93  5-27.5
                                                        F-98

                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
             Encum-              and im-       Improve-                and im-
Depre-   struct  uired  ciation
Description  brances   Land     provements      ments      Land      provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Henson
Creek     3,975,585    945,000    7,971,879       6,649    945,000    7,978,528
8,923,528   1,075,096   4/94   5/93  5-27.5

Hickman
Assoc.      539,272     24,000      673,642       1,832     24,000      675,474
699,474      85,208  12/93  11/93  5-27.5

Houston
Village     679,933     11,500      850,901       1,290     11,500      852,191
863,691     164,444   5/94  12/93  5-27.5

Ivywood   3,009,749    290,542    5,712,656      14,285    290,542    5,726,941
6,017,483   1,259,626  10/93   6/93  5-27.5

Jonestown
Manor       867,634          0      311,764     937,801     36,900    1,249,565
1,286,465     133,889  12/94  12/93  7-40

Largo
Center    3,830,733  1,012,500    7,262,001      26,983  1,012,500    7,288,984
8,301,484     880,979   6/94   3/93  5-27.5

Lee
Terrace   1,488,407     93,246        4,573   1,709,720     93,246    1,714,293
1,807,539     292,716  12/94   2/94  5-27.5

Midland     943,268     60,000    2,422,788       7,716     60,000    2,430,504
2,490,504     374,202   6/94   9/93  5-27.5

Mount
Vernon    2,272,544    200,000    3,141,984     194,439    200,000    3,336,423
3,536,423     527,079  12/88   2/89  5-27.5


                                                           F-99

                                   Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-
Depre-   struct  uired ciation
Description  brances     Land    provements      ments       Land    provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Oakwood
of Bennet-
sville      877,790     60,000    1,074,857       2,524     60,000    1,077,381
1,137,381     236,832  12/93   9/93  5-27.5

Opelousas
Point     1,389,914     50,000      559,121   1,361,898     50,000    1,921,019
1,971,019     244,598   3/94   1/93  5-27.5

Palmetto
Villas    1,607,456     60,724    2,034,151       1,500     60,724    2,035,651
2,096,375     348,498   4/94   5/94  5-27.5

Park
Place II  1,176,074    112,000    1,408,102      11,583    112,000    1,419,685
1,531,685     275,782   4/94   2/94  7-27.5

Pinehurst   808,323     24,000    1,033,022      32,177     24,000    1,065,199
1,089,199     217,136   2/94   2/94  5-27.5

Quail
Village     881,227     30,450    1,060,273       2,468     30,450    1,062,741
1,093,191     185,997   2/94   9/93  7-27.5

Sea
Breeze    1,234,504     94,000    1,515,733       2,841     94,000    1,518,574
1,612,574     247,505   1/95   3/94  5-27.5

Shawnee
Village   1,217,870    182,786    2,347,227      35,824    182,786    2,383,051
2,565,837     601,319  10/92   2/93  7-27.5

Sixth
St. Apts  2,291,865    151,687    1,123,504   3,190,385    162,687    4,313,889
4,476,576     532,867  12/94  12/93  5-27.5
                                                       F-100
                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-
Depre-   struct  uired ciation
Description  brances     Land    provements      ments       Land    provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Skowhegan
Housing   1,691,226    100,000    2,121,472      67,411    100,000    2,188,883
2,288,883     385,154   6/94   9/93  5-27.5

Soledad   1,955,485    340,000    2,005,222           0    340,000    2,005,222
2,345,222     224,240   1/94  10/96  5-50

Sugarwood
Park      3,524,115    281,875    5,949,680       4,833    281,875    5,954,513
6,236,388     913,398   7/95   4/94  5-27.5

Voorhees-
ville     1,100,515     74,600    1,254,914       5,731     74,600    1,260,645
1,335,245     284,120   5/93   7/93  7-27.5

Waynesburg
Housing   1,495,810    169,200    2,113,822      53,753     18,100    2,167,575
2,185,675     195,308  12/95   7/94  5-27.5

White
Castle      776,357     84,800      948,687       6,207     84,800      954,894
1,039,694     164,699   5/94   6/94  27.5
         ----------  ---------  -----------  ----------  ---------  -----------
-----------  ----------
         93,587,027  7,802,954  145,645,163   9,131,248  7,700,365  154,776,411
162,476,776  26,389,375
         ==========  =========  ===========  ==========  =========  ===========
===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1998. The column has been omitted for presentation purposes.
                                                         F-101

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
                                                                  -----------
Balance at close of period - 03/31/96............................$150,997,976

                                               F-102Notes to Schedule III -
continued
Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96............................$150,997,976
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................  12,406,150
    Improvements, etc................................     133,058
    Other............................................           0
                                                      -----------
                                                                 $ 12,539,208
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$163,537,184


Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     337,191
    Other............................................           0
                                                      -----------
                                                                 $    337,191
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................$ (1,598,364)
                                                      -----------
                                                                 $  (1,598,364)
                                                                   -----------
Balance at close of period - 03/31/98............................$ 162,276,011
                                                                   ===========
Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     200,765
    Other............................................           0
                                                      -----------
                                                                 $    200,765
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................$          0
                                                      -----------
                                                                 $           0
                                                                   -----------
Balance at close of period - 03/31/99............................$ 162,476,776
                                                                   ===========

                                               F-103
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

  Current year expense..................................$4,342,560
                                                         ---------

Balance at close of period - 3/31/95..............................$ 5,069,902

  Current year expense..................................$4,963,158
                                                         ---------

Balance at close of period - 3/31/96..............................$10,033,060

  Current year expense..................................$6,281,850
                                                         ---------

Balance at close of period - 3/31/97..............................$16,314,910


  Current year expense................................    $5,040,935
                                                           ---------

Balance at close of period - 3/31/98..............................$21,355,845
                                                                   ==========

  Current year expense..................................  $5,033,530
                                                           ---------

Balance at close of period - 3/31/99..............................$26,389,375
                                                                   ==========












                                               F-104


                                    Boston Capital Tax Credit Fund III L.P. -
Series 18
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provements
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------   Arch Devel-
opment     2,598,533   107,387  6,724,849     19,132    107,387   6,743,981
6,851,368  1,020,190  12/94   4/94   7-27.5

Aurora LP  1,410,489    65,000  1,704,709      9,469     65,000   1,714,178
1,779,178    397,668   9/93   6,93   5-27.5

Bear Creek
of Naples  4,989,532   488,011  8,884,145      4,572    491,639   8,888,717
9,380,356  1,755,968   4/95   3/94   5-27.5

Chatham LP 1,420,312    75,000  1,727,394     12,585     75,000   1,739,979
1,814,979    383,111  12/93   1/94   5-27.5

Chelsea
Square       301,393    21,000    939,281      3,500     21,000     942,781
963,781    119,896  12/94   8/94   7-34

Clarke
School     2,543,432   200,000  5,493,464    230,056    200,000   5,723,520
5,923,520    590,611  12/94  12/94   5-27.5

Ellijay
Rental       825,086    48,000  1,000,609      1,358     48,000   1,001,967
1,049,967    100,119   1/95   1/94   40

Evergreen
Hills      2,805,560   157,537  4,337,312    562,872    157,537   4,900,184
5,057,721    979,468   1/95   8/94   5-27.5

                                                        F-105
                                    Boston Capital Tax Credit Fund III L.P. -
Series 18
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Glen
Place      1,220,523    60,610  3,489,218   (171,258)    60,610   3,317,960
3,378,570    560,996   6/94   4/94   5-27.5

Harris
Housing    1,318,812   200,000    266,624  2,568,540    160,000   2,835,164
2,995,164    227,137  11/95   6/94   5-27.5

Humboldt I   707,716    40,191    845,252          0     40,191     845,252
885,443    138,319   4/95   8/94   5-27.5

Jackson
Housing      864,375    30,250  1,080,272     (8,139)    30,250   1,072,133
1,102,383    177,375   6/94   1/94   5-27.5

Lakeview
Meadows II 1,631,012    88,920  2,775,712      1,609     88,920   2,777,321
2,866,241    325,534   5/94   8/93   5-27.5

Lanthrop
Properties   741,870    34,800    931,788      3,940     34,800     935,728
970,528    188,182   5/94   4/94   5-27.5

Leesville
Elderly    1,244,429   144,000  2,018,242          0    144,000   2,018,242
2,162,242    230,164   6/94   6/94   7-40

Lockport
Elderly      972,378   125,000  1,524,202          0    125,000   1,524,202
1,649,202    164,890   9/94   7/94   5-27.5

Maple Leaf
Apts.      1,103,252    22,860  1,355,390     11,301     22,860   1,366,691
1,389,551    154,674  12/94   8/94   5-27.5

                                                        F-106


                                     Boston Capital Tax Credit Fund III L.P. -
Series 18
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Marengo
Park         730,801    50,010    886,695          0     50,010     886,695
936,705    182,713   3/94  10/93   5-27.5

Natchitoches
Elderly      953,873    50,000  1,634,279     10,000     50,000   1,644,279
1,694,279    166,753  12/94   6/94   7-40

Newton I     809,271    57,500    979,345          0     57,500     979,345
1,036,845    172,814   9/94  11/93   5-27.5

Oskaloosa I  482,890    32,000    589,423        476     32,000     589,899
621,899    103,696   9/94  11/93   5-27.5

Parvins LP   827,018    41,508  1,741,048      4,742     41,508   1,745,790
1,787,298    345,649  11/93   8/93   5-27.5

Peach
Tree LP    1,484,604   157,027  1,617,470      7,111    157,027   1,624,581
1,781,608    413,190   7/93   1/94   5-27.5

Ponderosa
Meadows    1,490,845    82,454  1,903,972     22,875     82,454   1,926,847
2,009,301    250,095  5/94   3/94   5-27.5

Preston
Wood       1,193,170    66,000  2,515,136     57,108     66,000   2,572,244
2,638,244    489,841  12/94  12/93   5-27.5

Richmond
Manor      1,031,642    54,944  1,285,522        266     54,944   1,285,788
1,340,732    260,408   6/94   6/94   5-27.5

Rio
Grande     2,259,215    96,480  2,999,680     10,065     96,480   3,009,745
3,106,225    390,286   5/94   6/94   5-27.5
                                                        F-107
                                     Boston Capital Tax Credit Fund III L.P.- Series 18
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings
Accum.   Con-  Acq-  Depre-
                Encum-            and im-     Improve-          and im-               Depre-
struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements      Total
ciation  Date    Date   Life
--------------------------------------------------------------------------------------------
-------------------------------
Ripley
Housing      502,503    14,000    646,850     11,504     14,000     658,354      672,354
74,327   7/94   1/94   5-40

San Joaquin
Entpr. III 1,829,413    55,000  2,463,181          0     55,000   2,463,181    2,518,181
224,200  12/94   3/94   5-50

Troy Est.    695,251    45,000    826,432     11,798     45,000     838,230      883,230
181,578   1/94  12/93   5-27.5

Virginia
Avenue     1,722,113   121,238  3,510,339      5,299    121,238   3,515,638    3,636,876
592,335  10/94  10/94   5-27.5

Vista Loma 1,612,428   267,612  1,600,128    189,949    267,612   1,790,077    2,057,689
196,870   9/94   5/94   5-27.5

Vivian
Elderly      197,692    45,000  1,668,938          0     45,000   1,668,938    1,713,938
185,809   9/94   7/94   7-40

Westminister
Meadows    2,085,894   250,000  3,605,890      8,041    250,000   3,613,931    3,863,931
724,581  11/94  12/93   5-27.5
          ---------- --------- ----------  ---------  ---------  ----------   ----------  --
-------
          46,607,327 3,394,339 75,572,791  3,588,771  3,357,967  79,161,562   82,519,529
12,469,447
          ========== ========= ==========  =========  =========  ==========   ==========
=========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1998.  The column has been omitted for presentation purposes.
                                                         F-108
        Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93.......................$          0

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................  4,002,185
    Improvements, etc..............................          0
    Other..........................................          0
                                                    ----------
                                                              $  4,002,185

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------

Balance at close of period - 03/31/94.........................$  4,002,185
  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions............................. 42,200,169
    Improvements, etc.............................. 19,531,960
    Other..........................................          0
                                                    ----------
                                                              $ 61,732,129

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/95.........................$ 65,734,314
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................  16,282,424
    Other..........................................           0
                                                    -----------
                                                               $ 16,282,424
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,016,738
                                            F-109
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96...........................$ 82,016,738
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     137,752
    Other............................................           0
                                                      -----------
                                                                 $    137,752
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97...........................$ 82,154,490
                                                                  ===========

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     164,466
    Other............................................           0
                                                      -----------
                                                                 $    164,466
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98...........................$ 82,318,956
                                                                  ===========
Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     200,573
    Other............................................           0
                                                      -----------
                                                                 $    200,573
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99........................... $ 82,519,529
                                                                  ===========
                                            F-110
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/93.........................$         0

  Current year expense..................................$   39,475
                                                         ---------

Balance at close of period - 3/31/94..............................$    39,475

  Current year expense..................................$  911,009
                                                         ---------

Balance at close of period - 3/31/95..............................$   950,484

  Current year expense..................................$2,835,031
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,785,515

  Current year expense..................................$3,000,815
                                                         ---------

Balance at close of period - 3/31/97..............................$ 6,786,330
                                                                   ==========

  Current year expense..................................  $2,884,157
                                                           ---------

Balance at close of period - 3/31/98..............................$ 9,670,487
                                                                   ==========
  Current year expense..................................  $2,798,960
                                                           ---------

Balance at close of period - 3/31/99..............................$12,469,447
                                                                   ==========














                                            F-111

                                    Boston Capital Tax Credit Fund III L.P. -
Series 19
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments       Land   provements
Total      ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------  Ankeney
Housing    3,650,267   217,500  8,144,577     81,453    217,500   8,226,030
8,443,530     879,952   3/95   8/94   10-40

Carrollton
Villa      1,261,496    60,015  2,682,843    (39,651)    60,015   2,643,192
2,703,207     462,438   3/95   6/94   5-27.5

Clarke
School     2,543,432   200,000  5,493,464    230,056    200,000   5,723,520
5,923,520     590,611  12/94  12/94   12-40

Forest
Associates   663,391    13,900    396,391    472,998     13,908     869,389
883,297     390,124   3/78   4/95   5-27.5

Garden Gate,
Ft. Worth  5,797,600   678,867  2,532,572  6,461,806    678,867   8,994,378
9,673,245   1,284,191   5/95   5/95   5-27.5

Garden Gate,
Plano      7,272,941   689,318    844,673  8,567,995    689,318   9,412,668
10,101,986   1,338,097  23/95   2/94   5-27.5

Hebbronville
Apts.        519,666    50,711    650,002          0     50,711     650,002
700,713      80,814   4/94  12/93   7-40

Hollister
Inv. Group 1,739,256   400,000  1,906,641    (94,559)   400,000   1,812,082
2,212,082     136,164   5/95   3/95   5-50

                                                   F-112

                                    Boston Capital Tax Credit Fund III L.P. -
Series 19
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 1999
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description   brances    Land   provements    ments        Land   provements
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------  Holts Summit
Square     1,266,265   110,373    524,966  2,028,302    110,373   2,553,268
2,663,641     451,483  12/94   6/94   5-27.5

Independence
Properties   854,851    38,500    503,166    517,210     38,500   1,020,376
1,058,876     138,083  12/94   6/94   5-40

Jefferson
Square     2,524,900   385,000  4,548,650     52,551    385,000   4,601,201
4,986,201     520,761   8/95   5/94   5-27.5

Jenny Lynn
Properties   803,798    65,000    958,809      7,000     65,000     965,809
1,030,809     163,547   9/94   1/94   5-27.5

Jeremy
Associates 3,765,832   522,890  6,954,516    157,265    522,890   7,111,781
7,634,671     573,304  12/95   6/96   5-27.5

Lone Star
Senior       613,507    20,492    835,453          0     20,492     835,453
855,945      96,020   5/94  12/93   7-40

Madison
L.P.         650,761    42,707    810,978          0     32,500     810,978
843,478     142,899  10/94  12/93   5-27.5

Manasura
Villa        964,422    20,254    301,687    990,944     25,000   1,292,631
1,317,631     113,060   8/95   5/94   5-27.5

Martindale
Apts.        681,869    40,270    861,032          0     40,270     861,032
901,302     110,536   1/94  12/93   7-40
                                                        F-113

                                     Boston Capital Tax Credit Fund III L.P. -
Series 19
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Munford
Village      761,746    24,800    980,102        815     24,800     980,917
1,005,717     125,632   4/94  10/93   5-40

Northpointe
LP         4,712,184   371,000  9,834,451      1,377    371,000   9,835,828
10,206,828     888,973   6/95   7/94   5-27.5

Sahale
Heights      856,000    72,000  1,062,350        110     72,000   1,062,460
1,134,460     190,136   6/94   1/94   5-27.5

Sherwood
Knoll        779,008    45,000    963,996      6,220     45,000     970,216
1,015,216     127,236   4/94  10/93   5-40

Sugarwood
Park       3,524,115   281,875  5,949,680      4,833    281,875   5,954,513
6,236,388     913,398   7/95   4/94   5-27.5

Summerset
Housing      938,496    68,665  1,160,825    (25,664)    68,665   1,135,161
1,203,826     127,671  11/95   1/94   7-27.5

Vista's
Associates 3,253,120   831,600  7,055,338      5,229    831,600   7,060,567
7,892,167     848,393   1/95  12/93   5-27.5

Wedgewood
Lane         999,498    85,000  1,106,604      5,050     85,000   1,111,654
1,196,654     146,649   9/94   6/94   5-40

                                                          F-114

                                     Boston Capital Tax Credit Fund III L.P. -
Series 19
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 1999
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments       Land   provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Willowood
Park       4,217,699   511,051  6,867,791    157,773    511,051   7,025,564
7,536,615   1,231,933  12/94  11/93   5-27.5
          ---------- --------- ---------- ----------  ---------  ----------   --
--------   ---------
          55,616,120 5,846,788 73,931,557 19,589,113  5,841,335  93,520,670
99,362,005  12,072,105
          ========== ========= ========== ==========  =========  ==========
==========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1998.
*Decrease due to a reallocation of acquisition costs.
There were no carrying costs as of December 31, 1998.  The column has been omitted for presentation purposes.



                                                          F-115

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
                                                                -----------
Balance at close of period - 03/31/96..........................$ 99,681,701

                                           F-116
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 19

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96.............................$ 99,861,701
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   7,477,406
    Improvements, etc................................     594,800
    Other............................................           0
                                                      -----------
                                                                  $  8,072,206
 Deductions during period:
    Cost of real estate sold.........................$ (8,720,704)
    Other............................................    (124,499)
                                                      -----------
                                                                  $ (8,845,203)
                                                                   -----------
Balance at close of period - 03/31/97............................ $ 98,908,704


Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     224,896
    Other............................................           0
                                                      -----------
                                                                  $    224,896
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                  $          0
                                                                   -----------
Balance at close of period - 03/31/98.............................$ 99,133,600

Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     228,405
    Other............................................           0
                                                      -----------
                                                                  $    228,405
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                  $          0
                                                                   -----------
Balance at close of period - 03/31/99.............................$ 99,362,005
                                                                   ===========
                                            F-117

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

  Current year expense..................................$2,779,948
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,296,345

  Current year expense..................................$2,591,856
                                                         ---------

Balance at close of period - 3/31/97..............................$ 5,888,201


  Current year expense....................................$3,087,218
                                                           ---------

Balance at close of period - 3/31/98..............................$ 8,975,419

  Current year expense....................................$3,096,686
                                                           ---------

Balance at close of period - 3/31/99..............................$ 12,072,105
                                                                     ==========