Form 10-Q
period 1999-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1999-08-19
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  June 30, 1999
                                    -----------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED June 30, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................





















                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                              June 30,
March 31,
                                       1999            1999
                                            (Unaudited)
(Audited)
ASSETS                                     ------------
----------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $105,666,515
$108,418,478

OTHER ASSETS
Cash and cash equivalents                      1,701,145
1,693,799
Investments                                    2,317,166
2,237,166
Notes receivable                               1,364,322
1,364,322
Deferred acquisition costs,
  net of accumulated amortization (Note B)     1,587,245
1,612,244
Organization costs, net of
  accumulated amortization (Note B)                    -
170
Other assets                                   2,574,600
2,459,125
                                             -----------    ---
--------
                                            $115,210,993
$117,785,304
                                             ===========
===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $     53,060   $
4,553
Accounts payable affiliates                   12,142,535
11,385,333
Capital contributions payable (Note D)         1,595,177
1,595,177
                                             -----------    -
----------
                                              13,790,772
12,985,063
                                             -----------    -
----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of June 30, 1999           102,295,679
105,641,899
General Partner                                 (875,458)
(841,658)
                                             -----------    -
----------
                                             101,420,221
104,800,241
                                             -----------    -
----------
                                            $115,210,993
$117,785,304
                                             ===========
===========

       The accompanying notes are an integral part of these
statements.
                                     1

              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15

----------------------------
                                            June 30,
March 31,
                                              1999
1999
                                           (Unaudited)
(Audited)
ASSETS                                     -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $13,628,532
$14,142,163

OTHER ASSETS
Cash and cash equivalents                      325,879
306,884
Investments                                    128,028
128,028
Notes receivable                                32,170
32,170
Deferred acquisition costs,
  net of accumulated amortization (Note B)     244,396
247,024
Organization costs, net of
  accumulated amortization (Note B)                  -
-
Other assets                                   809,244
807,527
                                            ----------       --
--------
                                           $15,168,249
$15,663,796
                                            ==========
==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $    14,066      $
1,145
Accounts payable affiliates                  3,293,925
3,155,784
Capital contributions payable (Note D)          32,922
32,922
                                            ----------       ---
-------
                                             3,340,913
3,189,851
                                            ----------       --
--------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of June 30, 1999          12,041,734
12,681,877
General Partner                               (214,398)
(207,932)
                                            ----------       ----
------
                                            11,827,336
12,473,945
                                            ----------       ----
------
                                           $15,168,249
$15,663,796
                                            ==========
==========

         The accompanying notes are an integral part of these
statements.
                                     2

                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                    SERIES 16

----------------------------
                                             June 30,
March 31,
                                         1999             1999
                                      (Unaudited)       (Audited)
ASSETS                                       -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $26,335,478
$27,165,227

OTHER ASSETS
Cash and cash equivalents                        221,893
213,451
Investments                                      884,449
884,449
Notes receivable                                       -
-
Deferred acquisition costs
  net of accumulated amortization (Note B)       391,808
396,021
Organization costs, net of
  accumulated amortization (Note B)                    -
-
Other assets                                     144,857
133,695
                                              ----------     ----
------
                                             $27,978,485
$28,792,843
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $    12,260    $
-
Accounts payable affiliates                    2,900,062
2,727,066
Capital contributions payable (Note D)           142,506
142,506
                                              ----------      ----
-----
                                               3,054,828
2,869,572
                                              ----------
---------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of June 30, 1999            25,141,029
26,130,647
General Partner                                 (217,372)
(207,736)
Unrealized gain (loss) on securities
  available for sale, net                              -
-
                                              ----------     ----
------
                                              24,923,657
25,923,271
                                              ----------     ----
------
                                             $27,978,485
$28,792,843
                                              ==========
==========

       The accompanying notes are an integral part of these
statements.
                                     3

                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                     SERIES 17

-------------------------
                                            June 30,
March 31,
                                              1999
1999
                                           (Unaudited)
(Audited)
ASSETS                                     -----------
---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $24,164,420
$24,774,196

OTHER ASSETS
Cash and cash equivalents                        358,200
349,189
Investments                                      100,000
100,000
Notes receivable                               1,332,152
1,332,152
Deferred acquisition costs
  net of accumulated amortization (Note B)       345,985
357,648
Organization costs, net of
  accumulated amortization (Note B)                    -
-
Other assets                                   1,526,894
1,425,347
                                              ----------     ---
-------
                                             $27,827,651
$28,338,532
                                              ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $    10,027     $
-
Accounts payable affiliates                    3,283,658
3,035,918
Capital contributions payable (Note D)         1,367,195
1,367,195
                                              ----------     --
--------
                                               4,660,880
4,403,113
                                              ----------     ----
------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of June 30, 1999            23,364,783
24,125,744
General Partner                                 (198,012)
(190,325)
                                              ----------     ---
-------
                                              23,166,771
23,935,419
                                              ----------
----------
                                             $27,827,651
$28,338,532
                                              ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     4

                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                   SERIES 18
                                    -----------------------
                                    June 30,        March 31,
                                             1999
1999
                                          (Unaudited)
(Audited)
ASSETS                                   ------------
----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                  $18,490,176
$18,832,106

OTHER ASSETS
Cash and cash equivalents                     304,262
306,065
Investments                                   230,531
230,531
Notes receivable                                    -
-
Deferred acquisition costs,
  new of accumulated amortization (Note B)    266,303
269,156
Organization costs, net of
  accumulated amortization (Note B)                 -
-
Other assets                                   58,943
56,099
                                           ----------      ---
-------
                                          $19,350,215
$19,693,957
                                           ==========
==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                      $     7,310     $
-
Accounts payable affiliates                 1,450,476
1,354,989
Capital contributions payable (Note D)         18,554
18,554
                                           ----------
---------
                                            1,476,340
1,373,543
                                           ----------       -
--------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of June 30, 1999         18,005,363
18,447,437
General Partner                              (131,488)
(127,023)
                                           ---------
---------
                                           17,873,875
18,320,414
                                           ---------
---------
                                          $19,350,215
$19,693,957
                                           ==========
==========

      The accompanying notes are an integral part of these
statements.
                                     5

                 Boston Capital Tax Credit Fund III L.P.
 ,
                                BALANCE SHEETS

                                                   SERIES 19

---------------------------
                                       June 30,        March 31,
                                               1999
1999
                                            (Unaudited)
(Audited)
ASSETS                                    ------------
----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                      $23,047,909
$23,504,786

OTHER ASSETS
Cash and cash equivalents                      490,911
518,210
Investments                                    974,158
894,158
Notes receivables                                    -
-
Deferred acquisition costs,
  net of accumulated amortization (Note B)     338,753
342,395
Organization costs, net of
  accumulated amortization (Note B)                  -
170
Other assets                                    34,662
36,457
                                             ---------      --
--------
                                           $24,886,393
$25,296,176
                                            ==========
==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                        $     9,397     $
3,408
Accounts payable affiliates                  1,214,414
1,111,576
Capital contributions payable (Note D)          34,000
34,000
                                             ---------
---------
                                             1,257,811
1,148,984
                                             ---------
---------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of June 30, 1999          23,742,770
24,256,194
  General Partner                           (114,188)
(109,002)
                                            ----------      -----
-----
                                            23,628,582
24,147,192
                                            ----------      --
--------
                                           $24,886,393
$25,296,176
                                            ==========
==========

     The accompanying notes are an integral part of these
statements.
                                     6

                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                       Three Months Ended June 30,
                              (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $    59,471   $    76,746
  Other Income                                  300             -
                                          ---------     ---------
                                             59,771        76,746
Share of loss from Operating
  Partnerships (Note D)                  (2,714,397)
(3,909,238)
                                          ---------     ---------

Expenses
  Professional fees                          52,887        35,385
  Fund management fee (Note C)              595,028       560,837
  Amortization                               25,169        52,024
  General and administrative expenses        52,310        75,452
                                          ---------     ---------
                                            725,394       723,698
                                          ---------     ---------

  NET LOSS                              $(3,380,020)
$(4,556,190)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(3,346,220)
$(4,510,627)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (33,800)  $
(45,563)
                                         ==========    ==========

Net loss per BAC                        $      (.74)  $
(1.02)
                                         ==========    ==========




       The accompanying notes are an integral part of these
statements.
                                     7

                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended June 30,
                            (Unaudited)

                                                      SERIES 15

-----------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                              $  13,494     $
2,631
                                                 -------
-------

Share of loss from Operating
  Partnerships                                  (512,749)
(598,423)
                                                 -------
-------

Expenses
  Professional fees                               14,598
-
  Fund management fee (Note C)                   119,516
116,938
  Amortization                                     2,628
2,628
  General and administrative expenses             10,612
25,757
                                                 -------
-------
                                                 147,354
145,323
                                                 -------
-------

  NET LOSS                                     $(646,609)
$(741,115)
                                                ========
========

Net loss allocated to limited
  partners                                     $(640,143)
$(733,704)
                                                ========
========

Net loss allocated to general
  partner                                      $  (6,466)    $
(7,411)
                                                ========
========

Net loss per BAC                               $    (.16)    $
(.19)
                                                ========
========




       The accompanying notes are an integral part of these
statements.
                                     8

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 16

------------------------
                                                  1999
1998
                                                  ----
----
Income
  Interest income                             $  12,322   $
29,750
  Other Income                                      150
-
                                               -------     -
-------
                                                 12,472
29,750
Share of loss from Operating
  Partnerships                                 (829,749)
(1,081,720)
                                                -------     --
-------

Expenses
  Professional fees                              12,260
13,793
  Fund management fee (Note C)                  152,827
136,688
  Amortization                                    4,213
13,107
  General and administrative expenses            13,037
4,214
                                                -------      -
-------
                                                182,337
167,802
                                                -------      -
-------

  NET LOSS                                    $(999,614)
$(1,219,772)
                                               ========
==========

Net loss allocated to limited
  partners                                    $(989,618)
$(1,207,574)
                                               ========
==========

Net loss allocated to general
  partner                                     $  (9,996)  $
(12,198)
                                               ========
==========

Net loss per BAC                              $    (.18)  $
(.22)
                                               ========
==========




       The accompanying notes are an integral part of these
statements.
                                     9

            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                             (Unaudited)


                                                     SERIES 17

------------------------
                                                1999
1998
                                               ------
------
Income
  Interest income                          $     4,617    $
1,746
  Other Income                                     150
-
                                             ---------      --
-------
                                                 4,767
1,746
Share of loss from Operating
  Partnerships                                (605,664)
(957,936)
                                             ---------      --
-------

Expenses
  Professional fees                             10,811
12,819
  Fund management fee (Note C)                 132,841
118,167
  Amortization                                  11,662
21,595
  General and administrative expenses           12,437
11,806
                                             ---------     --
-------
                                               167,751
164,387
                                             ---------     --
-------

  NET LOSS                                 $  (768,648)
$(1,120,577)
                                            ==========
==========

Net loss allocated to limited
  partners                                 $  (760,961)
$(1,109,371)
                                            ==========
==========

Net loss allocated to general
  partner                                  $    (7,687)   $
(11,206)
                                            ==========
==========

Net loss per BAC                           $      (.15)   $
(.22)
                                            ==========
==========




       The accompanying notes are an integral part of these
statements.
                                     10

                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended June 30,
                              (Unaudited)


                                                     SERIES 18

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $   4,481     $
18,255
                                                -------
-------

Share of loss from Operating
  Partnerships                                 (340,799)
(506,989)
                                                -------
-------

Expenses
  Professional fees                               9,123
-
  Fund management fee (Note C)                   90,457
88,707
  Amortization                                    2,853
10,542
  General and administrative expenses             7,788
14,774
                                                -------
-------
                                                110,221
114,023
                                                -------
-------

  NET LOSS                                    $(446,539)
$(602,757)
                                               ========
========

Net loss allocated to limited
  partners                                    $(442,074)
$(596,729)
                                               ========
========

Net loss allocated to general
  partner                                     $  (4,465)    $
(6,028)
                                               ========
========

Net loss per BAC                              $    (.12)    $
(.17)
                                               ========
========




       The accompanying notes are an integral part of these
statements.
                                      11

             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                           (Unaudited)

                                                      SERIES 19

----------------------
                                                 1999
1998
                                                 ----
----
Income
  Interest income                             $  24,557    $
24,364
                                                -------
------

Share of loss from Operating
  Partnerships                                 (425,436)
(764,170)
                                                -------
-------

Expenses
  Professional fees                               6,095
8,773
  Fund management fee (Note C)                   99,387
100,337
  Amortization                                    3,813
13,045    General and administrative expenses               8,436
10,008
                                                -------
-------
                                                117,731
132,163
                                                -------
-------

  NET LOSS                                    $(518,610)
$(871,969)
                                               ========
========

Net loss allocated to limited
  partners                                    $(513,424)
$(863,249)
                                               ========
========

Net loss allocated to general
  partner                                     $  (5,186)    $
(8,720)
                                               ========
========

Net loss per BAC                              $    (.13)    $
(.22)
                                               ========
========





       The accompanying notes are an integral part of these
statements.
                                     12



                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                    Three Months Ended June 30, 1999
                             (Unaudited)

                                                Unrealized
                                              gain (loss) on
                                                securities
                                                available
                                    General        for
                     Assignees      Partner     sale, net    Total
                     ---------      -------     ---------    -----


Partners' capital
(deficit)
April 1, 1999       $105,641,899   $(841,658)  $     -    $104,800,241

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -           -         -               -


Net income (loss)     (3,346,220)   (33,800)         -      (3,380,020)
                      ----------    -------     ------       ----------

Partners' capital
 (deficit),
 June 30, 1999      $102,295,679  $(875,458)  $      -    $101,420,221
                     ===========   ========    =======     ===========















       The accompanying notes are an integral part of these statements.
                                     13

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)
                                                Unrealized
                                              gain (loss) on
                                                securities
                                                 available
                                  General          for
                   Assignees      Partner        sale,net       Total
                         ---------      -------        --------       -----
Series 15
---------
Partners' capital
 (deficit),
 April 1, 1999   $12,681,877   $ (207,932)    $         -   12,473,945

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                 -            -               -            -

Net income (loss)   (640,143)      (6,466)              -     (646,609)
                   ---------      -------       ---------      --------
Partners' capital
(deficit),
June 30, 1999    $12,041,734   $ (214,398)    $         -  $11,827,336
                  ==========     ========      ==========   ==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1999   $26,130,647   $ (207,376)    $         -  $25,923,271

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                 -            -               -            -

Net income (loss)   (989,618)      (9,996)              -     (999,614)
                  ----------      -------        --------     ---------
Partners' capital
(deficit),
June 30, 1999    $25,141,029   $ (217,372)    $         -  $24,923,657
                  ==========     ========       =========   ==========

       The accompanying notes are an integral part of these statements.
                                     14

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Three Months Ended June 30, 1999
                                 (Unaudited)
                                                Unrealized
                                              gain (loss) on
                                                securities
                                                 available
                                    General         for
                     Assignees      Partner       sale,net
Total
                     ---------      -------       --------
-----
Series 17
---------
Partners' capital
 (deficit),
 April 1, 1999     $24,125,744     $(190,325)    $       -
$23,935,419

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -             -
-

Net income (loss)     (760,961)       (7,687)            -
(768,648)
                     ---------      --------       -------     --
--------
Partners' capital
(deficit),
June 30, 1999      $23,364,783     $(198,012)   $        -
$23,166,771
                    ==========      ========     =========
==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1999     $18,447,437     $(127,023)  $        -
$18,320,414

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -            -
-

Net income (loss)     (442,074)       (4,465)           -
(446,539)
                    ----------      --------      -------      --
-------
Partners' capital
(deficit),
June 30, 1999      $18,005,363     $(131,488)  $        -
$17,873,875
                    ==========       =======    =========
==========


       The accompanying notes are an integral part of these
statements.
                                     15
                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Three Months Ended June 30, 1999
                                 (Unaudited)



                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net
Total
                     --------       -------        --------
-----


Series 19
---------

Partners' capital
 (deficit),
 April 1, 1999    $24,256,194     $(109,002)   $         -
$24,147,192

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                  -             -              -
-

Net income (loss)    (513,424)       (5,186)             -
(518,610)
                   ----------       -------       --------
--------
Partners' capital
(deficit),
June 30, 1999     $23,742,770     $(114,188)   $         -
$23,628,582
                   ==========      ========     ==========
==========












    The accompanying notes are an integral part of these statements.

                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                             1999
1998
                                             ----
----
Cash flows from operating activities:

    Net loss                             $ (3,380,020)  $
(4,556,190)
    Adjustments
       Distributions from Operating
         Partnerships                          37,565
9,244
       Amortization                            25,170
52,024
       Share of loss from Operating
         Partnerships                2,714,397      3,909,238
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses         380,778
4,793
       Decrease (Increase) in accounts
         receivable                          (115,475)
(77,932)
       Decrease (Increase) in accounts
         payable affiliates                   424,931
784,429
                                            ---------
--------
         Net cash (used in) provided by
           operating activities                87,346
125,606
                                            ---------
--------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                   -
-
     Capital contributions paid to
       Operating Partnerships                       -
(154,714)
     Advances to Operating Partnerships             -
(98,934)
     Investments                              (80,000)
118,740
                                            ---------       -
-------
         Net cash (used in) provided by
           investing activities               (80,000)
134,908
                                            ---------
--------






                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                               1999
1998
                                               ----
----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                       -
-
                                            ---------      -
--------
         Net cash (used in) provided by
          financing activity                        -
-
                                            ---------
---------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                     7,346
(9,302)
                                            ---------      -
--------

Cash and cash equivalents, beginning        1,693,799
1,653,522
                                            ---------      -
--------

Cash and cash equivalents, ending         $ 1,701,145    $
1,644,220
                                           ==========
==========


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








       The accompanying notes are an integral part of these
statements.
                                     18

                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 15

-------------------------
                                                1999
1998
                                                ----
----
Cash flows from operating activities:

   Net loss                                $  (646,609)  $
(741,115)
    Adjustments
       Distributions from Operating
         Partnerships                              882
861
       Amortization                              2,628
2,628
       Share of loss from Operating
         Partnerships                          512,749
598,423
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses           12,921
2,005
       Decrease (Increase) in accounts
         receivable                             (1,717)
(1,688)
       Decrease (Increase) in accounts
         payable affiliates                    138,141
235,696
                                               -------       -
------
         Net cash (used in) provided by
           operating activities                 18,995
96,810
                                               -------       -
------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
-
     Advances to Operating Partnerships              -
(98,934)
     Investments                                     -
-
                                               -------       -
------
         Net cash (used in) provided by
           investing activities                      -
(98,934)
                                               -------       -
------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                                     Series 15

----------------------
                                                1999
1998
                                                ----
----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                               -------
------
         Net cash (used in) provided by
           financing activity                        -
-
                                               -------
------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 18,995
(2,124)


Cash and cash equivalents, beginning           306,884
156,717
                                               -------       -
------

Cash and cash equivalents, ending            $ 325,879     $
154,593
                                              ========
========

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









     The accompanying notes are an integral part of these
statements.
                                     20

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 16

-------------------------
                                                1998
1997
                                                ----
----
Cash flows from operating activities:

    Net loss                               $  (999,614)
$(1,219,772)
    Adjustments
       Distributions from Operating
         Partnerships
607
       Amortization                              4,214
4,214
       Share of loss from Operating
         Partnerships                          829,749
1,081,720
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses           12,260
494
       Decrease (Increase) in accounts
         receivable                            (11,162)
(14,053)
       Decrease (Increase) in accounts
         payable affiliates                    172,995
172,990
                                             ---------
--------
         Net cash (used in) provided by
           operating activities                  8,442
26,200
                                             ---------
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
-
     Advances to Operating Partnerships              -
-
     Investments                                     -
-
                                             ---------
--------
         Net cash (used in) provided by
           investing activities                      -
-
                                             ---------
--------







                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                        Three Months Ended June 30,
                                (Unaudited)




                                                     Series 16

-----------------------
                                                1999         1998
                                                -----
-----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -
-
                                             ---------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  8,442
26,200


Cash and cash equivalents, beginning           213,451
199,558
                                             ---------
--------

Cash and cash equivalents, ending          $   221,893   $
225,758
                                            ==========
==========

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








     The accompanying notes are an integral part of these
statements.
                                     22

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 17

-------------------------
                                                1999
1998
                                                ----
----
Cash flows from operating activities:

    Net loss                               $  (768,648)
$(1,120,577)
    Adjustments
       Distributions from Operating
         Partnerships                            4,113
7,776
       Amortization                             11,662
21,595
       Share of loss from Operating
         Partnerships                          605,664
957,936
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses          342,298
-
       Decrease (Increase) in accounts
         receivable                           (101,547)
(32,983)
       Decrease (Increase) in accounts
         payable affiliates                    (84,531)
177,418
                                             ---------
--------
         Net cash (used in) provided by
           operating activities                  9,011
11,165
                                             ---------
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
-
     Advances to Operating Partnerships              -
-
     Investments                                     -
-
                                             ---------
--------
         Net cash (used in) provided by
           investing activates                       -
-
                                             ---------
--------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                                    Series 17

------------------------
                                               1999          1998
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                  9,011
11,165


Cash and cash equivalents, beginning           349,189
388,024
                                             ---------
--------

Cash and cash equivalents, ending          $   358,200   $
399,189
                                            ==========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     24

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 18

-------------------------
                                                1999
1998
                                                ----
----
Cash flows from operating activities:

    Net loss                               $  (446,539)  $
(602,757)
    Adjustments
       Distributions from Operating
         Partnerships                            1,130
-
       Amortization                              2,853
10,542
       Share of loss from Operating
         Partnerships                          340,799
506,989
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses            7,310
294
       Decrease (Increase) in accounts
         receivable                             (2,844)
(18,118)
       Decrease (Increase) in accounts
         payable affiliates                     95,488
95,488
                                             ---------
--------          Net cash (used in) provided by
           operating activities                 (1,803)
(7,562)
                                             ---------
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
(154,714)
     Advances to Operating Partnerships              -
-
     Investments                                     -
125,000
                                             ---------
--------
         Net cash (used in) provided by
           investing activities                      -
(29,714)
                                             ---------
--------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)



                                                      Series 18

-----------------------
                                                1999         1998
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                              --------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                              --------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (1,803)
(37,276)


Cash and cash equivalents, beginning           306,065
301,444
                                              --------
--------

Cash and cash equivalents, ending           $  304,262   $
264,168
                                             =========
==========

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









     The accompanying notes are an integral part of these
statements.
                                     26

                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Three Months Ended June 30,
                                 (Unaudited)

                                                    Series 19

-------------------------
                                                1999
1998
                                                ----
----
Cash flows from operating activities:

    Net loss                               $  (518,610)  $
(871,969)
    Adjustments
       Distributions from Operating
         Partnerships                           31,440
-
       Amortization                              3,813
13,045
       Share of loss from Operating
         Partnerships                          425,436
764,170
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses            5,989
2,000
       Decrease (Increase) in accounts
         Receivable/ other assets                1,795
(11,090)
       Decrease (Increase) in accounts
         payable affiliates                    102,838
102,837
                                             ---------
--------
         Net cash (used in) provided by
           operating activities                 52,701
(1,007)
                                             ---------
--------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -
-
     Capital contributions paid to Operating
       Partnerships                                  -
-
     Advances to Operating Partnerships              -
-
     Investments                               (80,000)
(6,260)
                                             ---------
--------
         Net cash (used in) provided by
           investing activities                (80,000)
(6,260)
                                             ---------      -
-------







                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Three Months Ended June 30,
                                (Unaudited)




                                                   Series 19

------------------------
                                              1999          1998
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -
-
                                             ---------
--------
         Net cash (used in) provided by
           financing activity                        -
-
                                             ---------
--------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (27,299)
(7,267)


Cash and cash equivalents, beginning           518,210
607,779
                                             ---------
--------

Cash and cash equivalents, ending          $   490,911   $
600,512
                                            ==========
==========

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






     The accompanying notes are an integral part of these
statements.
                                     28


                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999
                                (Unaudited)


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

                             June 30, 1999
                              (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of June 30, 1999 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investment Securities
---------------------
     The Fund has determined that all of it's investment securities are to be categorized as securities available for sale. Securities classified as available for sale are those debt securities that the Fund purchased that may be liquidated prior to the maturity date should the need arise. These securities are carried an approximate fair market value.

     The amortized cost of securities available for sale as of June 30, 1999 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                 ---------
  Due in one year or less       $2,317,166

  Due after one year                     -
                                 ---------
  Total                         $2,317,166
                                 =========

The fair market value of the securities is $2,317,166.

                  Boston Capital Tax Credit Fund III L.P.

                             June 30, 1999
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

     Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
     The Fund amortizes organizational costs over 60 months. As of June 30, 1999 and 1998 the Fund has accumulated organization amortization totaling $934,428 and $894,093 respectively. The breakdown of accumulated organization amortization within the Fund as of June 30, 1999 and 1998 is as follows:

                               1999           1998
                               ----           ----
              Series 15      $167,077       $167,077
              Series 16       227,909        227,909
              Series 17       205,888        205,016
              Series 18       150,296        139,212
              Series 19       183,258        154,879
                              -------        -------
                             $934,428       $894,093
                              =======        =======

     On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 1999 the Fund has accumulated unallocated acquisition amortization totaling $306,091. The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 1999 for Series 15, Series 16, Series 17, Series 18, and
Series 19 is $44,774, $71,620, $81,765, $48,636 and $59,296,
respectively.

NOTE C - RELATED PARTY TRANSACTIONS

     The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc., and Boston Capital Asset Management Limited
Partnership as follows:

     Boston Capital Partners, Inc. is entitled to asset
acquisition fees for selecting, evaluating, structuring,
negotiating, and closing the Fund's acquisition of interests in
the Operating Partnerships.   Prior to the quarter ended June 30,
1999 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

                  Boston Capital Tax Credit Fund III L.P.

                               June 30, 1999
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

     An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership. The fund management fees accrued for the quarter ended June 30, 1999 and 1998 are as follows:

                               1999            1998
                               ----            ----
              Series 15      $137,013       $137,013
              Series 16       172,995        172,995
              Series 17       141,342        141,342
              Series 18        95,487         95,487
              Series 19       102,837        102,837
                              -------        -------
                             $649,674       $649,674
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

     At June 30, 1999 and 1998, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating
Partnerships within the Fund at June 30, 1999 and 1998 is as follows:



                Series 15             68
                Series 16             64
                Series 17             49
                Series 18             34
                Series 19             26
                                     ---
                                     241
                                     ===

                  Boston Capital Tax Credit Fund III L.P.

                              June 30, 1999
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

     Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 1999 and 1998 are as follows:

                                 1999           1998
                                 ----           ----
              Series 15       $   32,922    $    32,922
              Series 16          142,506        145,311
              Series 17        1,367,195      1,367,195
              Series 18           18,554        562,921
              Series 19           34,000        463,000
                               ---------      ----------
                              $1,595,177    $ 2,571,349
                               =========     ==========

     The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 1999.

                 Boston Capital Tax Credit Fund III L.P.

                             June 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Three months ended March 31,
                             (Unaudited)

                                                 Series 15

---------------------------
                                          1999             1998
                                          ----             ----
Revenues
   Rental                             $ 2,427,558      $
2,361,861
   Interest and other                      83,133
108,691
                                        ---------        --
-------
                                        2,510,691
2,470,552
                                        ---------        -
--------
Expenses
  Interest                                694,218
716,760
  Depreciation and amortization           954,000
929,837
  Operating expenses                    1,546,183
1,510,079
                                        ---------        -
--------
                                        3,194,401
3,156,676
                                        ---------        ---
------

          NET LOSS                    $  (683,710)     $
(686,124)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (512,749)     $
(598,423)
                                        =========
=========

Net loss allocated to other
  partners                            $    (6,837)     $
(6,861)
                                        =========
=========

Net loss suspended                    $  (164,124)     $
(80,840)
                                        =========
=========

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

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                              (Unaudited)

                                                Series 16

--------------------------
                                           1999             1998
                                           ----             ----
 Revenues
   Rental                             $ 3,085,327      $
2,967,061
   Interest and other                     142,545
233,688
                                        ---------
---------
                                        3,227,872
3,200,749
                                        ---------
---------
Expenses
  Interest                                927,227
1,030,920
  Depreciation and amortization         1,209,040
1,159,007
  Operating expenses                    2,027,128
2,123,215
                                        ---------
---------
                                        4,163,395
4,313,142
                                        ---------
---------

          NET LOSS                    $  (935,523)
$(1,112,393)
                                       ==========
==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (829,749)
$(1,081,720)
                                       ==========
==========

Net loss allocated to other
  partners                            $    (9,355)     $
(30,673)
                                       ==========
==========

Net loss suspended                    $   (96,419)     $
-
                                       ==========
==========

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                               35

                 Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              June 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Three Months ended March 31,
                             (Unaudited)

                                                  Series 17

--------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                             $ 2,737,626      $
2,610,299
   Interest and other                      87,828
163,805
                                        ---------        -
--------
                                        2,825,454
2,774,104
                                        ---------        -
--------
Expenses
  Interest                                915,328
1,032,783
  Depreciation and amortization           911,848
1,132,381
  Operating expenses                    1,610,060
1,576,552
                                        ---------        -
--------
                                        3,437,236
3,741,716
                                        ---------        -
--------

          NET LOSS                    $  (611,782)     $
(967,612)
                                       ==========
=========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (605,664)     $
(957,936)
                                       ==========
=========

Net loss allocated to other
  partners                            $    (6,118)     $
(9,676)
                                       ==========
=========


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


                               36

                Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
                       June 30, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Three months ended March 31,
                          (Unaudited)

                                                  Series 18

----------------------------
                                          1998             1997
 Revenues                                 ----             ----
   Rental                             $ 1,610,813
$1,526,479
   Interest and other                      86,695
57,354
                                        ---------        -
--------
                                        1,697,508
1,583,833
                                        ---------        -
--------
Expenses
  Interest                                457,470
549,159
  Depreciation and amortization           623,236
681,994
  Operating expenses                      974,916
877,378
                                        ---------        -
--------

                                        2,055,622
2,108,531
                                        ---------        -
--------

          NET LOSS                    $  (358,114)     $
(524,698)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (340,799)     $
(506,989)
                                        =========
=========

Net loss allocated to other
  partners                            $    (3,581)      $
(5,247)
                                        =========
=========

Net loss suspended                    $   (13,734)      $
(12,462)
                                        =========
=========

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

                                     37
                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            June 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Three months ended March 31,
                             (Unaudited)

                                                  Series 19

--------------------------
                                           1999             1998
 Revenues                                  ----             ----
   Rental                             $ 2,261,354      $
2,172,136
   Interest and other                      77,908
59,513
                                        ---------        -
--------

                                        2,339,262
2,231,649
                                        ---------        --
-------
Expenses
  Interest                                843,587
881,904
  Depreciation and amortization           703,864
984,268
  Operating expenses                    1,221,544
1,137,366
                                        ---------        --
-------

                                        2,768,995
3,003,538
                                        ---------        -
--------

          NET LOSS                    $  (429,733)     $
(771,889)
                                        =========
=========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (425,436)     $
(764,170)
                                        =========
=========

Net loss allocated to other
  partners                            $    (4,297)     $
(7,719)
                                        =========
=========

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     38


                         Boston Capital Tax Credit Fund III L.P.

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 June 30, 1999
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED


     When comparing the results of operations from the operating partnerships for the three months ended March 31, 1999 and March 31, 1998 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


NOTE E - TAXABLE LOSS

     The Fund's taxable loss for the year ended December 31, 1999 is expected to differ from its loss for financial reporting purposes for the year end March 31, 2000. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.





















                                     39

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

     During the quarter ended June 30, 1999, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30,1999.

(Series 16)  The Fund commenced offering BACs in Series 16 on
July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

                                     40
During the quarter ended June 30, 1999, none of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $142,506 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 1999.

(Series 17) The Fund commenced offering BACs in Series 17 on January 24, 1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended June 30, 1999, none of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $458,200 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of June 30, 1999.

(Series 18)  The Fund commenced offering BACs in Series 18 on
June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

     During the quarter ended June 30, 1999, none of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 1999.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

     During the quarter ended June 30, 1999, none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $34,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 1999.



Results of Operations
---------------------
     As of June 30, 1999 and 1998 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating
Partnership is eligible for the

                                     41

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

     The results of operations for future periods are likely to vary from those for the period ended June 30, 1999. The losses from Operating Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating Partnerships are in the lease-up phase.

     The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 1999 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $119,516, $152,827, $132,841, $90,457, and $99,387 respectively.

     The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15) As of June 30, 1999 and 1998, the average qualified occupancy for the series was 100% for both years. The series had a total of 68 properties at June 30, 1999, 68 of which were at 100% qualified occupancy.

     For the three months being reported Series 15 reflects a net loss from Operating Partnerships of $683,710. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $270,290. This is an interim period estimate; it is not necessarily indicative of the final year end results.






                                  42



          The Operating General Partner of Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to high operating expenses. While the new management company has been successful in reducing the deficits by reducing expenses, the property remains unable to operate above break-even. The Operating General Partner has been funding a capital improvement plan established by the new management company in hopes of improving the property's appeal. Average physical occupancy at the property remains at 98%. To date the Operating General Partner has been unsuccessful in securing refinancing through local lenders. During the completion of the 1998 audit, the Operating General Partner was notified by the lender that mortgage interest had not been accruing at the proper rate. As such, an adjustment was made to correct the outstanding principal and interest balances.

     The Operating General Partner of School Street I Limited Partnership (School Street Apts. I) hired a new management company in October 1998 in order to improve operations at the property. The average occupancy reached 93% during the second quarter of 1999. In addition, the debt was modified in January, 1999 reducing the interest rate to 7.25% and the loan was written down. Capital needs were addressed as part of the refinancing package and all repair work will be completed as of December 31, 1999.

(Series 16) As of June 30, 1999 and 1998, the average qualified occupancy for the series was 99.6% for both years. The series had a total of 64 properties at June 30, 1999. Out of the total, 62 had 100%
qualified occupancy.

     For the three months being reported Series 16 reflects a net loss from Operating Partnerships of $935,523. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $273,517. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     The management company assumed the role of Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II (Mariner's Pointe Apartment and Mariners's Pointe Apartments II) as of March 1, 1999. The new Operating General Partner continues to focus on reducing the property's operating expenses and reducing vacancies. The Operating General Partner completed a loan restructure reducing the interest rate on the mortgage to 8%. In addition, a second mortgage at a 5.5% interest rate was closed. This mortgage was approved by the Investment Limited Partner and will be used to fund capital needs. The second quarter average occupancy reached 99%.

                                  43
 (Series 17)  As of June 30, 1999 and 1998, the average qualified occupancy for the series was 99.7% for both years.  The series had a
total of 49 properties at June 30, 1999.  Out of the total 48 had
100%
qualified occupancy.

     For the three months being reported Series 17 reflects a net loss from Operating Partnerships of $611,782. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $300,066. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. Decreasing occupancy during the quarter and economic factors relevant to the marketplace prevent the necessary rental income from being generated to cover the operational expenses.
In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. The rental rates at the property were increased during the last quarter of 1998. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. These talks are currently ongoing and the outcome cannot be determined at this time. The Investment General Partner continues to monitor this situation closely. Occupancy is 89% as of June 30, 1999.

     The property owned by California Investors VI L.P. (Orchard
Park) has increased its physical occupancy from 91% as of March 31, 1999 to 99% as of June 30, 1999. The increased occupancy is the result of the management company's aggressive marketing efforts. The Operating General Partner, with the assistance of a consultant, developed a new marketing campaign, which was implemented during the last quarter of 1998. In addition, the management company replaced the site manager and leasing agent.
A large recreation facility is expected to be built adjacent to the property at the end of 1999. Once this park is opened, it is expected to further enhance the appeal of Orchard Park Apartments to families.

(Series 18) As of June 30, 1999 and 1998 the average qualified occupancy for the series was 100% and 99.9%, respectively. The series had a total of 34 properties at June 30, 1999, out of the total all had 100% qualified occupancy.

     For the three months being reported Series 18 reflects a net loss from Operating Partnerships of $358,114. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $265,121. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. A judgment was issued which will remove any uncertainty as to the Operating Partnership's possession of the
land.   The appropriate title information has been received and
is in the process of execution. Additionally, occupancy started to drop in the fourth quarter of 1998, with a year-end physical occupancy of 78%. A new management company, selected by the Investment General Partner, is to begin at the site in mid August. This new management company will focus on improving occupancy, collections, and tenant retention. Periodic cash shortfalls are anticipated until the occupancy stabilizes and maintenance expenses are reduced.

     Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses and occupancy issues with its six transitional units. The General Partner and the Management Company have been deferring their respective fees to improve the property's cash flow. In addition, the General Partner continues to fund deficits. The property's 18 non-transitional housing units operate with a strong occupancy, however, the six transitional units incur significant turnover , which results in increased operating expense. The Investment General Partner has been in contact with the Operating General Partner to determine how to improve the situation. The Operating General Partner has taken a more active role in the leasing and day to day management of the six transitional units. In addition, the Operating General Partner is working to have the six units removed form the transitional program. This should give the property the opportunity to lease the units to long-term qualified residents.

(Series 19) As of June 30, 1999 and 1998 the average qualified occupancy for the series was 100% for both years. The series had a total of 26 properties at June 30, 1999, 25 of which were at 100% qualified occupancy.

     For the three months being reported Series 19 reflects a net loss from Operating Partnerships of $429,733. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $274,131. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Year 2000 Compliance
--------------------

     As Previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are currently in the process of taking the necessary precautions to minimize any disruptions.
The majority of Boston Capital's systems are "Y2K" Compliant. For all remaining systems we are working the vendors to make the necessary upgrades and replacements. Boston Capital has no reason to believe that any of its systems will not be fully compliant before the year 2000 and is committed to ensuring that the "Y2K" issue will have no impact on our investors.

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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates
III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  August 16, 1999          By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal
Financial
                                     Officer