Form 10-Q
period 1999-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 1999-11-18
CIK 879555

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  September 30, 1999
                                    -----------------
                                             or

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



                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED September 30, 1999
              -----------------------------------------------


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

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................

            Signatures........................................






















                   Boston Capital Tax Credit Fund III L.P.

                                 BALANCE SHEETS

                                           September 30,     March 31,
 1999            1999
                                            (Unaudited)      (Audited)
ASSETS                                     ------------     ----------

INVESTMENTS IN OPERATING
  PARTNERSHIPS (Note D)                     $102,836,731   $108,418,478

OTHER ASSETS
Cash and cash equivalents                      1,826,675      1,693,799
Investments                                    2,121,657      2,237,166
Notes receivable                               1,364,322      1,364,322
Deferred acquisition costs,
  net of accumulated amortization (Note B) 1,577,796 1,612,244 Organization costs, net of
  accumulated amortization (Note B)                    -            170
Other assets                                   2,764,210      2,459,125
                                             -----------    -----------
                                            $112,491,391   $117,785,304
                                             ===========    ===========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                         $      9,043   $      4,553
Accounts payable affiliates                   12,979,634     11,385,333
Capital contributions payable (Note D)         1,592,677      1,595,177
                                             -----------    -----------
                                              14,581,354     12,985,063
                                             -----------    -----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 21,996,102 issued and
  outstanding, as of June 30, 1999            98,820,597    105,641,899
General Partner                                 (910,560)     (841,658)
                                             -----------    -----------
                                              97,910,037    104,800,241
                                             -----------    -----------
                                            $112,491,391   $117,785,304
                                             ===========    ===========

       The accompanying notes are an integral part of these statements.
                                     1


              Boston Capital Tax Credit Fund III L.P.

                              BALANCE SHEETS

                                                     SERIES 15
                                           ----------------------------
                                         September 30,        March 31,
                                              1999              1999
                                           (Unaudited)        (Audited)
ASSETS                                     -----------       ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                   $13,237,869      $14,142,163

OTHER ASSETS
Cash and cash equivalents                      289,781          306,884
Investments                                    135,167          128,028
Notes receivable                                32,170           32,170
Deferred acquisition costs,
  net of accumulated amortization (Note B)     241,768          247,024
Organization costs, net of
  accumulated amortization (Note B)                  -                -
Other assets                                   836,633          807,527
                                            ----------       ----------
                                           $14,773,388      $15,663,796
                                            ==========       ==========
LIABILITIES

Accounts payable and accrued
   expenses (Note C)                       $     1,928      $     1,145
Accounts payable affiliates                  3,450,387        3,155,784
Capital contributions payable (Note D)          32,922           32,922
                                            ----------       ----------
                                             3,485,237        3,189,851
                                            ----------       ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,870,500 issued and
  outstanding, as of June 30, 1999          11,507,941       12,681,877
General Partner                               (219,790)        (207,932)
                                            ----------       ----------
                                            11,288,151       12,473,945
                                            ----------       ----------
                                           $14,773,388      $15,663,796
                                            ==========       ==========

         The accompanying notes are an integral part of these statements.
                                     2


                  Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS

                                                    SERIES 16
                                           ----------------------------
                                           September 30,      March 31,
                                                1999             1999
                                      (Unaudited)       (Audited)
ASSETS                                       -----------     ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $25,406,603    $27,165,227

OTHER ASSETS
Cash and cash equivalents                        179,951        213,451
Investments                                      894,067        884,449
Notes receivable                                       -              -
Deferred acquisition costs
  net of accumulated amortization (Note B)       387,596        396,021
Organization costs, net of
  accumulated amortization (Note B)                    -              -
Other assets                                     146,512        133,695
                                              ----------     ----------
                                             $27,014,729    $28,792,843
                                              ==========     ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $     1,164    $         -
Accounts payable affiliates                    3,073,056      2,727,066
Capital contributions payable (Note D)           140,006        142,506
                                              ----------      ---------
                                               3,214,226      2,869,572
                                              ----------      ---------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,429,402 issued and
  outstanding, as of September 30, 1999       24,029,107     26,130,647
General Partner                                 (228,604)      (207,376)
Unrealized gain (loss) on securities
  available for sale, net                              -              -
                                              ----------     ----------
                                              23,800,503     25,923,271
                                              ----------     ----------
                                             $27,014,729    $28,792,843
                                              ==========     ==========

       The accompanying notes are an integral part of these statements.
                                     3


                     Boston Capital Tax Credit Fund III L.P.

                                  BALANCE SHEETS

                                                     SERIES 17
                                            -------------------------
                                          September 30,      March 31,
                                              1999             1999
                                           (Unaudited)       (Audited)
ASSETS                                     -----------       ---------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                     $23,539,337    $24,774,196

OTHER ASSETS
Cash and cash equivalents                        451,130        349,189
Investments                                            -        100,000
Notes receivable                               1,332,152      1,332,152
Deferred acquisition costs
  net of accumulated amortization (Note B)       349,873        357,648
Organization costs, net of
  accumulated amortization (Note B)                    -              -
Other assets                                   1,692,418      1,425,347
                                              ----------     ----------
                                             $27,364,910    $28,338,532
                                              ==========     ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                         $       928     $        -
Accounts payable affiliates                    3,592,978      3,035,918
Capital contributions payable (Note D)         1,367,195      1,367,195
                                              ----------     ----------
                                               4,961,101      4,403,113
                                              ----------     ----------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 5,000,000 issued and
  outstanding, as of September 30, 1999       22,609,450     24,125,744
General Partner                                 (205,641)      (190,325)
                                              ----------     ----------
                                              22,403,809     23,935,419
                                              ----------     ----------
                                             $27,364,910    $28,338,532
                                              ==========     ==========

      The accompanying notes are an integral part of these statements.
                                     4


                     Boston Capital Tax Credit Fund III L.P.

                                BALANCE SHEETS
                                                   SERIES 18
                                          -----------------------
                                          September 30,     March 31,
                                             1999             1999
                                          (Unaudited)      (Audited)
ASSETS                                   ------------      ----------

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)                  $18,015,755     $18,832,106

OTHER ASSETS
Cash and cash equivalents                     298,954         306,065
Investments                                   233,302         230,531
Notes receivable                                    -               -
Deferred acquisition costs,
  new of accumulated amortization (Note B)    263,449         269,156
Organization costs, net of
  accumulated amortization (Note B)                 -               -
Other assets                                   61,030          56,099
                                           ----------      ----------
                                          $18,872,490     $19,693,957
                                           ==========      ==========
LIABILITIES

Accounts payable & accrued
   expenses (Note C)                      $       856     $         -
Accounts payable affiliates                 1,545,963       1,354,989
Capital contributions payable (Note D)         18,554          18,554
                                           ----------       ---------
                                            1,565,373       1,373,543
                                           ----------       ---------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 3,616,200 issued and
  outstanding, as of Septmeber 30, 1999    17,444,273      18,447,437
General Partner                              (137,156)       (127,023)
                                           ----------      ----------
                                           17,307,117      18,320,414
                                           ----------      ----------
                                          $18,872,490     $19,693,957
                                           ==========      ==========

      The accompanying notes are an integral part of these statements.
                                     5


                 Boston Capital Tax Credit Fund III L.P.
 ,
                                BALANCE SHEETS

                                                   SERIES 19
                                            ---------------------------
       September 30,     March 31,
                                               1999            1999
                                            (Unaudited)      (Audited)
ASSETS                                    ------------      ----------

INVESTMENTS IN OPERATING
PARTNERSHIPS (Note D)                      $22,637,167     $23,504,786

OTHER ASSETS
Cash and cash equivalents                      606,859         518,210
Investments                                    859,121         894,158
Notes receivables                                    -               -
Deferred acquisition costs,
  net of accumulated amortization (Note B)     335,110         342,395
Organization costs, net of
  accumulated amortization (Note B)                  -             170
Other assets                                    27,617          36,457
                                             ---------      ----------
                                           $24,465,874     $25,296,176
                                            ==========      ==========
LIABILITIES

Accounts payable & accrued
  expenses (Note C)                        $     4,167     $     3,408
Accounts payable affiliates                  1,317,250       1,111,576
Capital contributions payable (Note D)          34,000          34,000
                                             ---------       ---------
                                             1,355,417       1,148,984
                                             ---------       ---------
PARTNERS' CAPITAL

Limited Partners
  Units of limited partnership interest,
  $10 stated value per BAC; 22,000,000
  authorized BACs; 4,080,000 issued and
  outstanding, as of September 30, 1999     23,229,826      24,256,194
  General Partner      				    (119,369)       (109,002)
                                            ----------      ----------
                                            23,110,457      24,147,192
                                            ----------    ----------
                                           $24,465,874     $25,296,176
                                            ==========      ==========

     The accompanying notes are an integral part of these statements.
                                     6


                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                       Three Months Ended September 30,
                              (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $    44,332   $    52,498
  Other Income                               12,900             -
                                          ---------     ---------
                                             57,232        52,498
Share of loss from Operating
  Partnerships (Note D)                  (2,831,342)   (3,221,843)
                                          ---------     ---------

Expenses
  Professional fees                         110,850       117,330
  Fund management fee (Note C)              574,925       613,131
  Amortization                               17,224        42,963
  General and administrative expenses        33,074        41,490
                                          ---------     ---------
                                            736,073       814,914
                                          ---------     ---------

  NET LOSS                              $(3,510,183)  $(3,984,259)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(3,475,081)  $(3,944,414)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (35,102)  $   (39,845)
                                         ==========    ==========

Net loss per BAC                        $      (.77)  $      (.09)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.
                                     7


                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Three Months Ended September 30,
                            (Unaudited)

                                                      SERIES 15
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                              $   6,346     $   2,344
                                                 -------       -------

Share of loss from Operating
  Partnerships (Note D)                         (392,273)     (540,027)
                                                 -------       -------

Expenses
  Professional fees                               27,120        30,642
  Fund management fee (Note C)                   115,958       131,763
  Amortization                                     2,628         2,628
  General and administrative expenses              7,553         7,845
                                                 -------       -------
                                                 153,259       172,878
                                                 -------       -------

  NET LOSS                                     $(539,186)    $(710,561)
                                                ========      ========

Net loss allocated to limited
  partners                                     $(533,794)    $(703,454)
                                                ========      ========

Net loss allocated to general
  partner                                      $  (5,392)    $  (7,107)
                                                ========      ========

Net loss per BAC                               $    (.13)    $    (.18)
                                                ========      ========




       The accompanying notes are an integral part of these statements.
                                     8


            Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 16
                                             ------------------------
                                                  1999         1998
                                                  ----         ----
Income
  Interest income                           $    12,421   $    16,303
  Other Income                                      150             -
                                                -------     ---------
                                                 12,571        16,303
Share of loss from Operating
  Partnerships (Note D)                        (928,850)     (744,267)
                                                -------     ---------

Expenses
  Professional fees                              29,870        30,244
  Fund management fee (Note C)                  162,551       162,005
  Amortization                                    4,213         4,213
  General and administrative expenses            10,241        10,543
                                                -------      --------
                                                206,875       207,005
                                                -------      --------

  NET LOSS                                  $(1,123,154)  $  (934,969)
                                              =========    ==========

Net loss allocated to limited
  partners                                  $(1,111,922)  $  (925,619)
                                               ========    ==========

Net loss allocated to general
  partner                                   $   (11,232)  $    (9,350)
                                               ========    ==========

Net loss per BAC                            $      (.21)  $      (.17)
                                               ========    ==========




       The accompanying notes are an integral part of these statements.
                                     9


                Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                     Three Months Ended September 30,
                             (Unaudited)


                                                     SERIES 17
                                             ------------------------
                                                1999           1998
                                               ------         ------
Income
  Interest income                          $     3,302    $     1,809
  Other Income                                  11,850              -
                                             ---------      ---------
                                                15,152          1,809
Share of loss from Operating
  Partnerships (Note D)                       (625,056)      (702,557)
                                             ---------      ---------

Expenses
  Professional fees                             22,120         22,890
  Fund management fee (Note C)                 125,592        138,342
  Amortization                                   3,887         12,534
  General and administrative expenses            1,458          8,822
                                             ---------      ---------
                                               153,057        182,588
                                             ---------      ---------

  NET LOSS                                 $  (762,961)   $  (883,336)
                                            ==========     ==========

Net loss allocated to limited
  partners                                 $  (755,331)   $  (874,522)
                                            ==========     ==========

Net loss allocated to general
  partner                                  $    (7,630)   $    (8,814)
                                            ==========     ==========

Net loss per BAC                           $      (.15)   $      (.18)
                                            ==========     ==========




       The accompanying notes are an integral part of these statements.
                                     10


                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Three Months Ended September 30,
                              (Unaudited)


                                                     SERIES 18
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $   4,556     $   7,280
                                                -------       -------

Share of loss from Operating
  Partnerships (Note D)                        (474,421)     (533,849)
                                                -------       -------

Expenses
  Professional fees                              17,120        18,052
  Fund management fee (Note C)                   70,487        80,434
  Amortization                                    2,853        10,542
  General and administrative expenses             6,432         6,617
                                                -------       -------
                                                 96,892       115,645
                                                -------       -------

  NET LOSS                                    $(566,757)    $(642,214)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(561,089)    $(635,792)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (5,668)    $  (6,422)
                                               ========      ========

Net loss per BAC                              $    (.15)    $    (.17)
                                               ========      ========




       The accompanying notes are an integral part of these statements.
                                      11


             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                   Three Months Ended September 30,
                           (Unaudited)

                                                      SERIES 19
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $  17,707    $   24,762
  Other income                                      900
                                                -------       -------
                                                 18,607
Share of loss from Operating
  Partnerships (Note D)                        (410,742)     (701,123)
                                                -------       -------

Expenses
  Professional fees                              14,620        15,502
  Fund management fee (Note C)                  100,337       100,587
  Amortization                                    3,643        13,045
General and administrative expenses               7,390         7,664
                                                -------       -------
                                                125,990       136,798
                                                -------       -------

  NET LOSS                                    $(518,125)    $(813,159)
                                               ========      ========

Net loss allocated to limited
  partners                                    $(512,944)    $(805,027)
                                               ========      ========

Net loss allocated to general
  partner                                     $  (5,181)    $  (8,132)
                                               ========      ========

Net loss per BAC                              $    (.13)    $    (.20)
                                               ========      ========





       The accompanying notes are an integral part of these statements.
                                     12




                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                       Six Months Ended September 30,
                              (Unaudited)



                                             1999         1998
                                             ----         ----

Income
  Interest income                       $    93,885   $   129,246
  Other Income                               23,117             -
                                          ---------     ---------
                                            117,002       129,246
Share of loss from Operating
  Partnerships (Note D)                  (5,545,739)   (7,131,081)
                                          ---------     ---------

Expenses
  Professional fees                         163,737       176,679
  Fund management fee (Note C)            1,169,952     1,173,969
  Amortization                               34,618        94,985
  General and administrative expenses        93,160        92,978
                                          ---------     ---------
                                          1,461,467     1,538,611
                                          ---------     ---------

  NET LOSS                              $(6,890,204)  $(8,540,446)
                                         ==========    ==========

Net loss allocated to limited
  partners                              $(6,821,302)  $(8,455,041)
                                         ==========    ==========

Net loss allocated general
  partner                               $   (68,902)  $   (85,405)
                                         ==========    ==========

Net loss per BAC                        $     (1.53)  $     (1.91)
                                         ==========    ==========




       The accompanying notes are an integral part of these statements.
                                     13


                Boston Capital Tax Credit Fund III L.P.

                       STATEMENTS OF OPERATIONS

                    Six Months Ended September 30,
                            (Unaudited)

                                                      SERIES 15
                                               -----------------------
                                                  1999          1998
                                                  ----          ----
Income
  Interest income                            $    19,840   $     4,976
                                                 -------     ---------

Share of loss from Operating
  Partnerships (Note D)                         (905,022)   (1,138,450)
                                                 -------     ---------

Expenses
  Professional fees                               41,718        46,307
  Fund management fee (Note C)                   235,474       248,701
  Amortization                                     5,256         5,256
  General and administrative expenses             18,164        17,936
                                                 -------     ---------
                                                 300,612       318,200
                                                 -------     ---------

  NET LOSS                                   $(1,185,794)  $(1,451,674)
                                               =========     =========

Net loss allocated to limited
  partners                                   $(1,173,936)  $(1,437,157)
                                               =========     =========

Net loss allocated to general
  partner                                    $   (11,858)  $   (14,517)
                                               =========     =========

Net loss per BAC                             $      (.30)  $      (.37)
                                               =========     =========




       The accompanying notes are an integral part of these statements.
                                     14


                 Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 16
                                             ------------------------
                                                  1999         1998
                                                  ----         ----
Income
  Interest income                           $    24,742   $    46,053
  Other Income                                      300             -
                                                -------     ---------
                                                 25,042        46,053
Share of loss from Operating
  Partnerships (Note D)                      (1,758,599)   (1,825,987)
                                                -------     ---------

Expenses
  Professional fees                              42,130        44,038
  Fund management fee (Note C)                  315,377       298,694
  Amortization                                    8,425         8,425
  General and administrative expenses            23,279        23,651
                                                -------      --------
                                                389,211       374,808
                                                -------      --------

  NET LOSS                                  $(2,122,768)  $(2,154,742)
                                              =========    ==========

Net loss allocated to limited
  partners                                  $(2,101,540)  $(2,133,195)
                                              =========    ==========

Net loss allocated to general
  partner                                   $   (21,228)  $   (21,547)
                                              =========    ==========

Net loss per BAC                            $      (.39)  $      (.39)
                                              =========    ==========




       The accompanying notes are an integral part of these statements.
                                     1


                 Boston Capital Tax Credit Fund III L.P.

                        STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                             (Unaudited)


                                                     SERIES 17
                                             ------------------------
                                                1999           1998
                                               ------         ------
Income
  Interest income                          $     7,919    $     3,556
  Other Income                                  12,000              -
                                             ---------      ---------
                                                19,919          3,556
Share of loss from Operating
  Partnerships (Note D)                     (1,230,720)    (1,660,513)
                                             ---------      ---------

Expenses
  Professional fees                             32,931         35,709
  Fund management fee (Note C)                 258,433        256,509
  Amortization                                   7,775         34,129
  General and administrative expenses           21,670         20,628
                                             ---------      ---------
                                               320,809        346,975
                                             ---------      ---------

  NET LOSS                                 $(1,531,610)   $(2,003,932)
                                            ==========     ==========

Net loss allocated to limited
  partners                                 $(1,516,294)   $(1,983,892)
                                            ==========     ==========

Net loss allocated to general
  partner                                  $   (15,316)   $   (20,040)
                                            ==========     ==========

Net loss per BAC                           $      (.30)   $      (.40)
                                            ==========     ==========




       The accompanying notes are an integral part of these statements.
                                     16


                Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF OPERATIONS

                      Six Months Ended September 30,
                              (Unaudited)


                                                     SERIES 18
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                             $   9,037   $    25,535
                                                -------     ---------

Share of loss from Operating
  Partnerships (Note D)                        (815,220)   (1,040,838)
                                                -------     ---------

Expenses
  Professional fees                              26,243        26,350
  Fund management fee (Note C)                  160,944       169,141
  Amortization                                    5,707        21,084
  General and administrative expenses            14,220        13,092
                                                -------     ---------
                                                207,114       229,667
                                                -------     ---------

  NET LOSS                                  $(1,013,297)  $(1,244,970)
                                              =========     =========

Net loss allocated to limited
  partners                                  $(1,003,164)  $(1,232,520)
                                              =========     =========

Net loss allocated to general
  partner                                   $   (10,133)  $   (12,450)
                                               ========     =========

Net loss per BAC                            $      (.28)  $      (.34)
                                               ========     =========




       The accompanying notes are an integral part of these statements.
                                      17


             Boston Capital Tax Credit Fund III L.P.

                     STATEMENTS OF OPERATIONS

                   Six Months Ended September 30,
                           (Unaudited)

                                                      SERIES 19
                                               ----------------------
                                                 1999          1998
                                                 ----          ----
Income
  Interest income                           $    32,347   $    49,126
  Other income                                   10,817
                                                -------     ---------
                                                 43,164
Share of loss from Operating
  Partnerships (Note D)                        (836,178)   (1,465,293)
                                                -------     ---------

Expenses
  Professional fees                              20,715        24,275
  Fund management fee (Note C)                  199,724       200,924
  Amortization                                    7,455        26,091
General and administrative expenses              15,827        17,671
                                                -------     ---------
                                                243,721       268,961
                                                -------     ---------

  NET LOSS                                  $(1,036,735)  $(1,685,128)
                                              =========     =========

Net loss allocated to limited
  partners                                  $(1,026,368)  $(1,668,277)
                                              =========     =========

Net loss allocated to general
  partner                                   $   (10,367)  $   (16,851)
                                              =========     =========

Net loss per BAC                            $      (.26)  $      (.41)
                                              =========      ========





       The accompanying notes are an integral part of these statements.
                                     1

                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

        Six Months Ended September 30, 1999
         (Unaudited)

                                                Unrealized
                                              gain (loss) on
                                                securities
                                                available
                                    General        for
                     Assignees      Partner     sale, net    Total
                     ---------      -------     ---------    -----


Partners' capital
(deficit)
April 1, 1999       $105,641,899   $(841,658)  $     -    $104,800,241

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                     -           -         -               -


Net income (loss)     (6,821,302)    (68,902)        -      (6,890,204)
                      ----------     -------     ------      ----------

Partners' capital
 (deficit)
    September 30, 1999  $ 98,820,597  $ (910,560) $      -    $ 97,910,037
                     ===========    ========    =======    ===========















       The accompanying notes are an integral part of these statements.
                                     19


                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)
                                                Unrealized
                                              gain (loss) on
                                                securities
                                                 available
                                  General          for
                   Assignees      Partner        sale,net       Total
                         ---------      -------        --------       -----
Series 15
---------
Partners' capital
 (deficit),
 April 1, 1999     $12,681,877   $ (207,932)    $         -   $12,473,945

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -            -               -            -

Net income (loss)   (1,173,936)     (11,858)              -    (1,185,794)
                     ---------      -------       ---------    ----------
Partners' capital
(deficit),
September 30, 1999 $11,507,941   $ (219,790)    $         -  $11,288,151
                    ==========     ========      ==========   ==========

Series 16
---------
Partners' capital
(deficit),
 April 1, 1999     $26,130,647   $ (207,376)    $         -  $25,923,271

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -            -               -            -

Net income (loss)   (2,101,540)     (21,228)              -   (2,122,768)
                    ----------      -------        --------    ----------
Partners' capital
(deficit),
September 30, 1999 $24,029,107   $ (228,604)    $         -  $23,800,503
                    ==========     ========       =========   ==========

       The accompanying notes are an integral part of these statements.
                                     20


                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                     Six Months Ended September 30, 1999
                                 (Unaudited)
                                                Unrealized
                                              gain (loss) on
                                                securities
                                                 available
                                    General         for
                     Assignees      Partner       sale,net       Total
                     ---------      -------       --------        -----
Series 17
---------
Partners' capital
 (deficit),
 April 1, 1999     $24,125,744     $(190,325)    $       -   $23,935,419

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -             -             -

Net income (loss)   (1,516,294)      (15,316)            -    (1,531,610)
                     ---------      --------       -------     ----------
Partners' capital
(deficit),
September 30, 1999 $22,609,450     $(205,641)   $        -   $22,403,809
                    ==========      ========     =========    ==========
Series 18
---------
Partners' capital
(deficit),
 April 1, 1999     $18,447,437     $(127,023)  $        -    $18,320,414

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -            -              -

Net income (loss)   (1,003,164)      (10,133)           -     (1,013,297)
                    ----------      --------      -------      ---------
Partners' capital
(deficit),
September 30, 1999 $17,444,273     $(137,156)  $        -    $17,307,117
                    ==========       =======    =========     ==========


       The accompanying notes are an integral part of these statements.
                                     2



                   Boston Capital Tax Credit Fund III L.P.

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                      Six Months Ended September 30, 1999
                                 (Unaudited)



                                                 Unrealized
                                               gain (loss) on
                                                 securities
                                                  available
                                    General          for
                     Assignees      Partner        sale,net      Total
                     --------       -------        --------      -----


Series 19
---------

Partners' capital
 (deficit),
 April 1, 1999     $24,256,194     $(109,002)   $         -   $24,147,192

Net change in
  unrealized gain
  (loss) on secur-
  ities available
  for sale                   -             -              -             -

Net income (loss)   (1,026,368)      (10,367)             -    (1,036,735)
                    ----------       -------       --------      ---------
Partners' capital
(deficit),
September 30, 1999 $23,229,826     $(119,369)   $         -   $23,110,457
                    ==========      ========     ==========    ==========












    The accompanying notes are an integral part of these statements.

                                     22


                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)



                                             1999             1998
                                             ----             ----
Cash flows from operating activities:

    Net loss                             $ (6,890,204)  $ (8,540,446)
    Adjustments
       Distributions from Operating
         Partnerships                          37,616         15,507
       Amortization                            34,618         94,985
       Share of loss from Operating
         Partnerships   			  5,545,739      7,131,081
    Changes in assets and liabilities
       (Decrease) Increase in accounts
         payable and accrued expenses           4,490         47,965
       Decrease (Increase) in accounts
         receivable                          (306,694)      (171,382)
       Decrease (Increase) in accounts
         payable affiliates                 1,594,302      1,552,651
                                            ---------      ---------
         Net cash (used in) provided by
           operating activities                19,867        130,361
                                            ---------      ---------

Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                   -              -
     Capital contributions paid to
       Operating Partnerships                  (2,500)      (156,214)
     Advances to Operating Partnerships             -        (79,236)
     Investments                              115,509        225,648
                                            ---------       --------
         Net cash (used in) provided by
           investing activities               113,009         (9,802)
                                            ---------       --------






                                     2


                  Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)



                                               1999           1998
                                               ----           ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                       -              -
                                            ---------      ---------
         Net cash (used in) provided by
          financing activity                        -              -
                                            ---------      ---------


         INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                   132,876        120,559
                                            ---------      ---------

Cash and cash equivalents, beginning        1,693,799      1,653,522
                                            ---------      ---------

Cash and cash equivalents, ending         $ 1,826,675    $ 1,744,081
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
                                           ==========     ==========








       The accompanying notes are an integral part of these statements.
                                     24


                    Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 15
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:

   Net loss                                $(1,185,794)  $(1,451,674)
    Adjustments
       Distributions from Operating
         Partnerships                              882           874
       Amortization                              5,256         5,256
       Share of loss from Operating
         Partnerships                          905,022     1,138,450
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              783           322
       Decrease (Increase) in accounts
         receivable                            (30,716)         (444)
       Decrease (Increase) in accounts
         payable affiliates                    294,603       441,965
                                               -------       -------
         Net cash (used in) provided by
           operating activities                 (9,964)      134,749
                                               -------       -------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -             -
     Capital contributions paid to Operating
       Partnerships                                  -             -
     Advances to Operating Partnerships              -      (186,247)
     Investments                                (7,139)       (3,028)
                                               -------       -------
         Net cash (used in) provided by
           investing activities                 (7,139)     (189,275)
                                               -------       -------







                                     2


                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)



                                                     Series 15
                                              ----------------------
                                                1999          1998
                                                ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                               -------        ------
         Net cash (used in) provided by
           financing activity                        -             -
                                               -------        ------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (17,103)      (54,526)


Cash and cash equivalents, beginning           306,884       156,717
                                               -------       -------

Cash and cash equivalents, ending            $ 289,781     $ 102,191
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
                                              ========     =========









     The accompanying notes are an integral part of these statements.
                                     2


                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 16
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(2,122,768)  $(2,154,742)
    Adjustments
       Distributions from Operating
         Partnerships                               25           635
       Amortization                              8,425         8,425
       Share of loss from Operating
         Partnerships                        1,758,599     1,825,987
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses            1,164           457
       Decrease (Increase) in accounts
         receivable                            (12,817)      (20,162)
       Decrease (Increase) in accounts
         payable affiliates                    345,990       345,985
                                             ---------      --------
         Net cash (used in) provided by
           operating activities                (21,382)        6,585
                                             ---------      --------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -             -
     Capital contributions paid to Operating
       Partnerships                             (2,500)       (1,500)
     Advances to Operating Partnerships              -             -
     Investments                                (9,618)      121,291
                                             ---------      --------
         Net cash (used in) provided by
           investing activities                (12,118)      119,791
                                             ---------      --------







                                     2


                   Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)




                                                     Series 16
                                             -----------------------
                                                1999         1998
                                                -----        -----
Continued
---------

Cash flows from financing activity:

       Credit adjusters received from
         Operating Partnerships                      -             -
                                             ---------      --------
         Net cash (used in) provided by
           financing activity                        -             -
                                             ---------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                (33,500)      126,376


Cash and cash equivalents, beginning           213,451       199,558
                                             ---------      --------

Cash and cash equivalents, ending          $   179,951   $   325,934
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
                                            ==========    ==========








     The accompanying notes are an integral part of these statements.
                                     2


                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                        Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 17
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,531,610)  $(2,003,932)
    Adjustments
       Distributions from Operating
         Partnerships                            4,139         7,803
       Amortization                              7,775        34,129
       Share of loss from Operating
         Partnerships                        1,230,720     1,660,513
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              928        46,596
       Decrease (Increase) in accounts
         receivable                           (267,071)     (130,949)
       Decrease (Increase) in accounts
         payable affiliates                    557,060       368,053
                                             ---------      --------
         Net cash (used in) provided by
           operating activities                  1,941       (17,787)
                                             ---------      --------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -             -
     Capital contributions paid to Operating
       Partnerships                                  -             -
     Advances to Operating Partnerships              -             -
     Investments                               100,000             -
                                             ---------      --------
         Net cash (used in) provided by
           investing activates                 100,000             -
                                             ---------      --------







                                     2


                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)



                                                    Series 17
                                            ------------------------
                                               1999          1998
                                               ----          ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                             ---------      --------
         Net cash (used in) provided by
           financing activity                        -             -
                                             ---------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                101,941       (17,787)


Cash and cash equivalents, beginning           349,189       388,024
                                             ---------      --------

Cash and cash equivalents, ending          $   451,130   $   370,237
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
                                            ==========    ==========









     The accompanying notes are an integral part of these statements.
                                     3


                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 18
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,013,297)  $(1,244,970)
    Adjustments
       Distributions from Operating
         Partnerships                            1,130         6,130
       Amortization                              5,707        21,084
       Share of loss from Operating
         Partnerships                          815,220     1,040,838
    Changes in assets and liabilities
      (Decrease) increase in accounts
         payable and accrued expenses              856           272
       Decrease (Increase) in accounts
         receivable                             (4,930)       (3,390)
       Decrease (Increase) in accounts
         payable affiliates                    190,974       190,974
                                             ---------      --------
Net cash (used in) provided by
           operating activities                 (4,340)       10,938
                                             ---------      --------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
       Operating Partnerships acquired or
       to acquire                                    -             -
     Capital contributions paid to Operating
       Partnerships                                  -      (154,714)
     Advances to Operating Partnerships              -       (14,280)
     Investments                                (2,771)      119,676
                                             ---------      --------
         Net cash (used in) provided by
           investing activities                 (2,771)      (49,318)
                                             ---------      --------







                                     3


                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)



                                                      Series 18
                                             -----------------------
                                                1999         1998
                                                ----         ----
Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                              --------      --------
         Net cash (used in) provided by
           financing activity                        -             -
                                              --------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 (7,111)      (38,380)


Cash and cash equivalents, beginning           306,065       301,444
                                              --------      --------

Cash and cash equivalents, ending           $  298,954   $   263,064
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
                                             =========    ==========









     The accompanying notes are an integral part of these statements.
                                     3


                  Boston Capital Tax Credit Fund III L.P.

                           STATEMENTS OF CASH FLOWS

                         Six Months Ended September 30,
                                 (Unaudited)

                                                    Series 19
                                            -------------------------
                                                1999          1998
                                                ----          ----
Cash flows from operating activities:

    Net loss                               $(1,036,735)  $(1,685,128)
    Adjustments
       Distributions from Operating
         Partnerships                           31,440            65
       Amortization                              7,455        26,091
       Share of loss from Operating
         Partnerships                          836,178     1,465,293
    Changes in assets and liabilities
       (Decrease) increase in accounts
         payable and accrued expenses              759           318
       Decrease (Increase) in accounts
         Receivable/ other assets                8,840       (16,437)
       Decrease (Increase) in accounts
         payable affiliates                    205,675       205,674
                                             ---------      --------
         Net cash (used in) provided by
           operating activities                 53,612        (4,124)
                                             ---------      --------
Cash flows from investing activities:

     Acquisition costs repaid (paid) for
     Operating Partnerships acquired or
       to acquire                                    -             -
     Capital contributions paid to Operating
       Partnerships                                  -             -
     Advances to Operating Partnerships              -             -
     Investments                                35,037      109,000
                                             ---------      --------
         Net cash (used in) provided by
           investing activities                 35,037      109,000
                                             ---------      --------







                                     3


                 Boston Capital Tax Credit Fund III L.P.

                         STATEMENTS OF CASH FLOWS

                       Six Months Ended September 30,
                                (Unaudited)




                                                   Series 19
                                            ------------------------
                                              1999          1998
                                              ----          ----

Continued
---------

Cash flows from financing activity:

     Credit adjusters received from
       Operating Partnerships                        -             -
                                             ---------      --------
         Net cash (used in) provided by
           financing activity                        -             -
                                             ---------      --------

         INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                 88,649       104,876


Cash and cash equivalents, beginning           518,210       607,779
                                             ---------      --------

Cash and cash equivalents, ending          $   606,859   $   712,655
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
                                            ==========    ==========






     The accompanying notes are an integral part of these statements.
                                     3



                  Boston Capital Tax Credit Fund III L.P.

                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 1999
                                (Unaudited)


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






                                     3


                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1999
                              (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 1999 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

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

The amortized cost of securities available for sale as of June 30, 1999 by contractual maturity are as follows:

                                 Amortized
                                    Cost
                                 ---------
  Due in one year or less       $2,121,657

  Due after one year                     -
                                 ---------
  Total                         $2,121,657
                                 =========

The fair market value of the securities is $2,121,657.







                                     3



                  Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1999
                                (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization
------------
The Fund amortizes organizational costs over 60 months.  As of September
30, 1999 and 1998 the Fund has accumulated organization amortization totaling $934,428 and $894,093 respectively. The breakdown of accumulated organization amortization within the Fund as of September 30, 1999 and 1998 is as follows:

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
                              =======        =======

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 1999 the Fund has accumulated unallocated acquisition amortization totaling $315,542. The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 1999 for Series 15, Series 16, Series 17, Series 18, and Series 19 is $47,402, $75,833, $77,878, $51,490 and $62,939, respectively.

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Fund's
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended September 30, 1999 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.


                                     3


                  Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                               September 30, 1999
                                (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership. The fund management fees accrued for the quarter ended September 30, 1999 and 1998 are as follows:

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
                              =======        =======

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 1999 and 1998, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 1999 and 1998 is as follows:



                Series 15             68
                Series 16             64
                Series 17             49
                Series 18             34
                Series 19             26
                                     ---
                                     241
                                     ===









                                     38


                  Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                              September 30, 1999
                                (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 1999 and 1998 are as follows:

                                 1999           1998
                                 ----           ----
              Series 15       $   32,922    $    32,922
              Series 16          140,006        145,311
              Series 17        1,367,195      1,367,195
              Series 18           18,554        562,921
              Series 19           34,000        463,000
                               ---------      ----------
                              $1,592,677    $ 2,571,349
                               =========     ==========

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 1999.

















                                     39


                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             September 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                       Six months ended June 30,
                             (Unaudited)

                                                 Series 15
                                       ---------------------------
                                          1999             1998
                                          ----             ----
Revenues
   Rental                             $ 4,867,033      $ 4,749,918
   Interest and other                     169,245          238,332
                                        ---------        ---------
                                        5,036,278        4,988,250
                                        ---------        ---------
Expenses
  Interest                              1,381,481        1,429,297
  Depreciation and amortization         1,901,685        1,871,234
  Operating expenses                    3,041,468        3,025,819
                                        ---------        ---------
                                        6,324,634        6,326,350
                                        ---------        ---------

          NET LOSS                    $(1,288,356)     $(1,338,100)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (905,022)     $(1,138,450)
                                        =========        =========

Net loss allocated to other
  partners                            $   (12,884)     $   (13,381)
                                        =========        =========

Net loss suspended                    $  (370,450)     $  (186,269)
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

                Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                       Six months ended June 30,
                              (Unaudited)

                                                Series 16
                                        --------------------------
                                           1999             1998
                                           ----             ----
 Revenues
   Rental                             $ 6,136,645      $ 6,012,307
   Interest and other                     312,806          473,062
                                        ---------        ---------
                                        6,449,451        6,485,369
                                        ---------        ---------
Expenses
  Interest                              1,965,497        2,112,658
  Depreciation and amortization         2,391,922        2,277,728
  Operating expenses                    4,112,999        3,968,244
                                        ---------        ---------
                                        8,470,418        8,358,630
                                        ---------        ---------

          NET LOSS                    $(2,020,967)     $(1,873,261)
                                       ==========       ==========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,758,599)     $(1,825,987)
                                       ==========       ==========

Net loss allocated to other
  partners                            $   (20,210)     $   (18,733)
                                       ==========       ==========

Net loss suspended                    $  (242,158)     $   (28,541)
                                       ==========       ==========

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
 4


                 Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED
                            September 30, 1999
                               (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                        Six Months ended June 30,
                             (Unaudited)

                                                  Series 17
                                        --------------------------
                                          1999             1998
 Revenues                                 ----             ----

   Rental                             $ 5,449,718      $ 5,385,005
   Interest and other                     215,841          305,686
                                        ---------        ---------
                                        5,665,559        5,690,691
                                        ---------        ---------
Expenses
  Interest                              1,821,772        2,083,741
  Depreciation and amortization         1,922,826        2,104,727
  Operating expenses                    3,164,113        3,179,509
                                        ---------        ---------
                                        6,908,711        7,367,977
                                        ---------        ---------

          NET LOSS                    $(1,243,152)     $(1,677,286)
                                       ==========        =========

Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $(1,230,720)     $(1,660,513)
                                       ==========        =========

Net loss allocated to other
  partners                            $   (12,432)     $   (16,773)
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


 4


                Boston Capital Tax Credit Fund III L.P.

                NOTES TO FINANCIAL STATEMENTS - CONTINUED
 September 30, 1999
                            (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                    Six months ended June 30,
                          (Unaudited)

                                                  Series 18
                                       ----------------------------
                                          1999             1998
 Revenues                                 ----             ----
   Rental                             $ 3,222,312       $3,062,836
   Interest and other                     173,696          116,280
                                        ---------        ---------
                                        3,396,008        3,179,116
                                        ---------        ---------
Expenses
  Interest                              1,053,685        1,105,161
  Depreciation and amortization         1,285,615        1,370,740
  Operating expenses                    1,908,227        1,788,878
                                        ---------        ---------

                                        4,247,527        4,264,779
                                        ---------        ---------

          NET LOSS                    $  (851,519)     $(1,085,663)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (815,220)     $(1,040,838)
                                        =========        =========

Net loss allocated to other
  partners                            $    (8,515)      $  (10,857)
                                        =========        =========

Net loss suspended                    $   (27,784)      $  (33,968)
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

                 Boston Capital Tax Credit Fund III L.P.

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          September 30, 1999
                              (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

               COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                      Six months ended June 30,
                             (Unaudited)

                                                  Series 19
                                        --------------------------
                                           1999             1998
 Revenues                                  ----             ----
   Rental                             $ 4,517,530      $ 4,396,231
   Interest and other                     160,447          155,810
                                        ---------        ---------

                                        4,677,977        4,552,041
                                        ---------        ---------
Expenses
  Interest                              1,672,668        1,765,501
  Depreciation and amortization         1,449,178        1,964,599
  Operating expenses                    2,400,755        2,302,035
                                        ---------        ---------

                                        5,522,601        6,032,135
                                        ---------        ---------

          NET LOSS                    $  (844,624)     $(1,480,094)
                                        =========        =========
Net loss allocated to Boston
  Capital Tax Credit Fund
  III L.P.                            $  (836,178)     $(1,465,293)
                                        =========        =========

Net loss allocated to other
  partners                            $    (8,446)     $   (14,801)
                                        =========        =========

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
                                     4



                         Boston Capital Tax Credit Fund III L.P.

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 September 30, 1999
                                       (Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED


When comparing the results of operations from the operating partnerships for the six months ended June 31, 1999 and June 30, 1998 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


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

During the quarter ended September 30, 1999, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30,1999.

(Series 16) The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

                                     4

During the quarter ended September 30, 1999, $2,506 of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $140,006 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 1999.

(Series 17) The Fund commenced offering BACs in Series 17 on January 24, 1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

During the quarter ended September 30, 1999, none of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $451,130 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of September 30, 1999.

(Series 18) The Fund commenced offering BACs in Series 18 on June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 1999, none of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 1999.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 1999, none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $34,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 1999.



Results of Operations
---------------------
As of September 30, 1999 and 1998 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the

Federal Housing Tax Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

The results of operations for future periods are likely to vary from those for the period ended September 30, 1999. The losses from Operating Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating Partnerships are in the lease-up phase.

The Fund incurred a fund management fee to Boston Capital Asset
Management Limited Partnerships in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred for the quarter ended June 30, 1999 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $115,958, $162,551, $125,592, $70,487, and $100,337 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15) As of September 30, 1999 and 1998, the average qualified occupancy for the series was 100% for both years. The series had a total of 68 properties at September 30, 1999, all of which were at 100% qualified occupancy.

For the six months being reported Series 15 reflects a net loss from Operating Partnerships of $1,288,356. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $613,329. This is an interim period estimate; it is not necessarily indicative of the final year end results.






    	Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to high operating expenses. While the new management company has been successful in reducing expenses and increasing occupancy, the property remains unable to operate above break-even. Major capital improvements items identified by the management company have been completed. The remaining items are to be completed as units turnover and it is anticipated that all of the items will be completed by year end. Average physical occupancy at the property remains at 98%. To date the Operating General Partner has been unsuccessful in securing refinancing through local lenders. Refinancing will be attempted again in 2000 once the property has maintained stabilized occupancy greater than 90% for a significant period of time.

The Operating General Partner of School Street I Limited Partnership
(School Street Apts. I) hired a new management company in September 1999 in order to improve operations at the property. The average occupancy declined to 68% during the third quarter of 1999 due to management pursuing evictions of delinquent tenants. In addition, the debt was modified in January, 1999 reducing the interest rate to 7.25% and writing down the outstanding principal of the loan. Capital needs were addressed as part of the refinancing package and all repair work is scheduled to be completed by December 31, 1999.

(Series 16) As of September 30, 1999 and 1998, the average qualified occupancy for the series was 99.7% for both years. The series had a total of 64 properties at September 30, 1999. Out of the total, 62 had 100% qualified occupancy.

For the six months being reported Series 16 reflects a net loss from Operating Partnerships of $2,020,967. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $370,955. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The management company assumed the role of Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II (Mariner's Pointe Apartment and Mariners's Pointe Apartments
II) effective January 1, 1999. The new Operating General Partner continues to focus on reducing the property's operating expenses and reducing vacancies. The Operating General Partner completed a loan restructure reducing the interest rate on the mortgage to 8%. In addition, a second mortgage at a 5.5% interest rate was closed. This mortgage was approved by the Investment Limited Partner and will be used to fund capital needs. The third quarter average occupancy was 97%.

 (Series 17) As of September 30, 1999 and 1998, the average qualified occupancy for the series was 99.7% for both years. The series had a total of 49 properties at September 30, 1999. Out of the total 48 had 100% qualified occupancy.

For the six months being reported Series 17 reflects a net loss from Operating Partnerships of $1,243,152. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $679,674. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. As a result of these changes, occupancy reached 97% as of September 30, 1999. The rental rates at the property were increased during the quarter. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. These talks are currently ongoing and the outcome cannot be determined at this time. The Investment General Partner continues to monitor this situation closely.

The property owned by California Investors VI LP (Orchard Park) has reached physical occupancy of 94% as of September 1999. The increased occupancy is the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. In addition, a large recreation facility is expected to be built adjacent to the property at the end of 1999. Once this park is opened, it is expected to further enhance the appeal of Orchard Park Apartments to families.

















                                    5


(Series 18) As of September 30, 1999 and 1998 the average qualified occupancy for the series was 100% for both years. The series had a total of 34 properties at September 30, 1999, out of the total all had 100% qualified occupancy.

For the six months being reported Series 18 reflects a net loss from Operating Partnerships of $851,519. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $434,096. This is an interim period estimate; it is not necessarily indicative of the final year end results.

In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. A judgment was issued which will remove any uncertainty as to the Operating Partnership's possession of the
land.   The appropriate title information has been received and is in the process of execution. Additionally, occupancy started to drop in the fourth quarter of 1998, with a year-end physical occupancy of 78%. A new management company, selected by the Investment General Partner, began at the site in mid August. This new management company is focusing on improving occupancy, collections, and tenant retention. Periodic cash shortfalls are anticipated until the occupancy stabilizes and maintenance expenses are reduced.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses and occupancy issues with its six transitional units. The General Partner and the Management Company have been deferring their respective fees to improve the property's cash flow. In addition, the General Partner continues to fund deficits. The property's 18 non-transitional housing units operate with a strong occupancy, however, the six transitional units incur significant turnover, which results in increased operating expense. The Operating General Partner has taken a more active role in the leasing and day to day management of the six transitional units. The Operating General Partner has been successful in removing the six transitional units from the program. As of 1/1/00, the six units will be available to non-transitional qualified residence. The property manager is in the process of contacting prospective residents on the waiting list as well as families on the waiting list of the Department of Community Affairs to find qualified residents. The manager expects to have the six units ready and occupied by qualified residence by 1/15/00. As of 9/30/99, the property had a 92% occupancy, which is up from 83% recorded at 3/31/99 and the 75% at 6/30/99. Because of the stable occupancy in the third quarter, 100% in July, 96% in August and 92% in September, the operating expenses have been controlled. It is anticipated the expenses will remain under control for the balance of the year. However, repairs and maintenance expenses are expected to increase in January of 2000 as a result of the turnover and conversion of the six transitional units.






                                     5

(Series 19) As of September 30, 1999 and 1998 the average qualified occupancy for the series was 100% and 99.8%, respectively. The series had a total of 26 properties at September 30, 1999, all of which were at 100% qualified occupancy.

For the six months being reported Series 19 reflects a net loss from Operating Partnerships of $844,624. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $604,554. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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





























                                     52


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


















                                     53


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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital Associates



Date:  November 17, 1999        By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal Financial
                                     Officer

























                                     54