Form 10-Q
period 1999-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2000-02-22
CIK 879555

1
                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C. 20549



                           (Mark One)


(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934.


      For the quarterly period ended December 31, 1999


                                             or


( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______

Commission file number        0-21718


             BOSTON CAPITAL TAX CREDIT FUND III L.P.
     (Exact name of registrant as specified in its charter)

Delaware                      52-1749505
(State or other jurisdiction  (I.R.S. Employer
of incorporation or           Identification No.)
organization)


One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (617)624-8900


(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X           No    _





             BOSTON CAPITAL TAX CREDIT FUND III L.P.


                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE QUARTER ENDED DECEMBER 31, 1999


                        TABLE OF CONTENTS


FOR THE QUARTER ENDED DECEMBER 31, 1999                        2
BALANCE SHEETS                                                 4
 SERIES 15                                                    5
 SERIES 16                                                    6
 SERIES 17                                                    7
 SERIES 18                                                    8
 SERIES 19                                                    9
STATEMENTS OF OPERATIONS                                      10
THREE MONTHS ENDED DECEMBER 31,                               10
 SERIES 15                                                   11
 SERIES 16                                                   12
 SERIES 17                                                   13
 SERIES 18                                                   14
 SERIES 19                                                   15
NINE MONTHS ENDED DECEMBER 31,                                16
 SERIES 15                                                   17
 SERIES 16                                                   18
 SERIES 17                                                   19
 SERIES 18                                                   20
 SERIES 19                                                   21
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                    22
 SERIES 15                                                   23
 SERIES 16                                                   23
 SERIES 17                                                   24
 SERIES 18                                                   24
 SERIES 19                                                   25
STATEMENTS OF CASH FLOWS                                      26
NINE MONTHS ENDED DECEMBER 31,                                26
 SERIES 15                                                   28
 SERIES 16                                                   30
 SERIES 17                                                   32
 SERIES 18                                                   34
 SERIES 19                                                   36
NOTES TO FINANCIAL STATEMENTS                                 38
 NOTE A - ORGANIZATION                                       38
 NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES        39
 INVESTMENT SECURITIES                                       39
COST                                ERROR! BOOKMARK NOT DEFINED.
 NOTE C - RELATED PARTY TRANSACTIONS                         40
 NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS              41
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS                  43
 SERIES 15                                                   43
 SERIES 16                                                   44
 SERIES 17                                                   45
 SERIES 18                                                   46
 SERIES 19                                                   47
 LIQUIDITY                                                   49
 CAPITAL RESOURCES                                           49
 RESULTS OF OPERATIONS                                       50
YEAR 2000 COMPLIANCE                                          54
PART II - OTHER INFORMATION                                   55
SIGNATURES                                                    56

             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                                    December 31,      March 31,
                                        1999            1999
                                     (Audited)        (Audited)
ASSETS
INVESTMENTS IN OPERATING             $100,346,022     $108,418,478
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               2,511,540        1,693,799

Investments                             1,510,884        2,237,166
Notes receivable                        1,364,322        1,364,322
Deferred acquisition costs, net
of accumulated amortization (Note
B)
                                        1,560,572        1,612,244
Organization costs, net of
accumulated amortization (Note B)
                                                -              170
Other assets                            2,852,066        2,459,125
                                     $110,145,406     $117,785,304

LIABILITIES

Accounts payable & accrued
expenses
(Note C)                             $      4,553     $      4,553
Accounts payable affiliates
                                       13,729,214       11,385,333
Capital contributions payable
                                        1,592,677        1,595,177
                                       15,326,444       12,985,063

PARTNERS' CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   22,000,000 authorized BACs;
   21,996,102 issued and                               105,641,899
outstanding,                           95,760,433
   as of December 31, 1999

General Partner                         (941,471)        (841,658)
                                       94,818,962      104,800,241
                                     $110,145,406     $117,785,304







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 15

                                    December 31,      March 31,
                                        1999            1999
                                     (Audited)        (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS(Note D)
                                      $12,784,228      $14,142,163

OTHER ASSETS
Cash and cash equivalents
                                          301,698          306,884
Investments                               135,167          128,028
Notes receivable                           32,170           32,170
Deferred acquisition costs,
   net of accumulated
amortization
  (Note B)                                239,140          247,024

Organization costs, net of
   accumulated amortization (Note
B)                                              -                -
Other assets                              851,347          807,527
                                      $14,343,750      $15,663,796

LIABILITIES

Accounts payable & accrued
expenses
  (Note C)                            $     1,146     $      1,145
Accounts payable affiliates
                                        3,597,400        3,155,784
Capital contributions payable
                                           32,922           32,922
                                        3,631,468        3,189,851

PARTNERS' CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;
   3,870,500 issued and                10,937,831       12,681,877
outstanding,
   as of December 31, 1999
General Partner                         (225,549)        (207,932)
                                       10,712,282       12,473,945
                                      $14,343,750      $15,663,796






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 16

                                    December 31,      March 31,
                                        1999            1999
                                     (Audited)        (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)
                                      $24,636,301      $27,165,227

OTHER ASSETS
Cash and cash equivalents
                                          470,851          213,451
Investments                               640,088          884,449
Notes receivable                                -                -
Deferred acquisition costs,
   net of accumulated
amortization
  (Note B)                                383,383          396,021
Organization costs, net of
accumulated
   amortization (Note B)                        -                -
Other assets                              135,592          133,695
                                      $26,266,215      $28,792,843

LIABILITIES

Accounts payable & accrued
expenses
  (Note C)                            $         -      $         -
Accounts payable affiliates
                                        3,246,051        2,727,066
Capital contributions payable
                                          140,006          142,506
                                        3,386,057        2,869,572

PARTNERS' CAPITAL
Limited Partners

   Units of limited
partnership
   Interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;                                  23,117,965       26,130,647
   5,429,402 issued and
outstanding,
   as of December 31, 1999
General Partner                         (237,807)        (207,376)

                                       22,880,158       25,923,271
                                      $26,266,215      $28,792,843



  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 17

                                    December 31,      March 31,
                                        1999            1999
                                     (Audited)        (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)
                                      $23,026,216      $24,774,196

OTHER ASSETS
Cash and cash equivalents
                                          445,854          349,189
Investments                                     -          100,000
Notes receivable                        1,332,152        1,332,152
Deferred acquisition costs,
   net of accumulated
amortization
  (Note B)                                345,985          357,648

Organization costs, net of
accumulated
   Amortization (Note B)                        -                -
Other assets                            1,782,324        1,425,347
                                      $26,932,531      $28,338,532

LIABILITIES

Accounts payable & accrued
expenses
  (Note C)                            $         -      $         -
Accounts payable affiliates
                                        3,824,226        3,035,918
Capital contributions payable
                                        1,367,195        1,367,195
                                        5,191,421        4,403,113

PARTNERS' CAPITAL

Limited Partners

   Units of limited
partnership
   Interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;                                  21,953,378       24,125,744
   5,000,000 issued and
outstanding,
   as of December 31, 1999
General Partner                         (212,268)        (190,325)
                                       21,741,110       23,935,419
                                      $26,932,531      $28,338,532






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 18

                                    December 31,      March 31,
                                        1999            1999
                                     (Audited)        (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (NOTE D)
                                     $ 17,638,507     $ 18,832,106

OTHER ASSETS
Cash and cash equivalents
                                          435,352          306,065
Investments                               102,771          230,531
Notes receivable                                -                -
Deferred acquisition costs, net
of
   accumulated amortization(Note
B)                                        260,596          269,156
Organization costs, net of
accumulated
   amortization (Note B)                        -                -
Other assets                               60,736           56,099
                                     $ 18,497,962     $ 19,693,957

LIABILITIES

Accounts payable & accrued
expenses
  (Note C)                           $          -     $          -
Accounts payable affiliates
                                        1,641,450        1,354,989
Capital contributions payable
                                           18,554           18,554
                                        1,660,004        1,373,543

PARTNERS' CAPITAL

Limited Partners

   Units of limited
partnership
   Interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;                                  16,979,806       18,447,437
   3,616,200 issued and
outstanding,
   as of December 31, 1999
General Partner                         (141,848)        (127,023)
                                       16,837,958       18,320,414
                                     $ 18,497,962     $ 19,693,957





  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 19

                                    December 31,      March 31,
                                        1999            1999
                                     (Audited)        (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (NOTE D)
                                      $22,260,770     $ 23,504,786

OTHER ASSETS
Cash and cash equivalents
                                          857,785          518,210
Investments                               632,858          894,158
Notes receivable                                -                -
Deferred acquisition costs,
   net of accumulated
amortization
   (Note B)                               331,468          342,395
Organization costs, net of
accumulated
   amortization (Note B)                        -              170
Other assets                               22,067           36,457
                                      $24,104,948     $ 25,296,176

LIABILITIES

Accounts payable & accrued
expenses
   (Note C)                           $     3,407     $      3,408
Accounts payable affiliates
                                        1,420,087        1,111,576
Capital contributions payable
                                           34,000           34,000
                                        1,457,494        1,148,984

PARTNERS' CAPITAL

Limited Partners

   Units of limited
partnership
   Interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;                                  22,771,453       24,256,194
   4,080,000 issued and
outstanding,
   as of December 31, 1999
General Partner                         (123,999)        (109,002)
                                       22,647,454       24,147,192
                                      $24,104,948     $ 25,296,176






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)





                                          1999           1998

Income
  Interest income                      $     42,383   $     53,901
  Other income                               13,040              -
                                             55,423         53,901

Share of loss from Operating
  Partnerships(Note D)                  (2,488,170)    (2,889,612)

Expenses
  Professional fees                          21,357         14,922
  Fund management fee (Note C)              578,028        587,164
  Amortization                               17,224         37,796
  General and administrative                 41,721         32,300
expenses
                                            658,330        672,182

  NET LOSS                             $(3,091,077)   $(3,507,893)

Net loss allocated to limited          $(3,060,166)   $(3,472,814)
partners

Net loss allocated general partner     $   (30,911)   $   (35,079)

Net loss per BAC                       $      (.66)   $      (.76)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)

                            Series 15


                                          1999           1998

Income
  Interest income                       $     7,381    $   171,668
  Other income                                    -              -
                                              7,381        171,668

Share of loss from Operating
  Partnerships(Note D)                    (453,642)      (614,979)

Expenses
  Professional fees                             283         10,966
  Fund management fee                       118,637        121,266
  Amortization                                2,628          2,628
  General and administrative                  8,061          5,483
expenses
                                            129,609        140,343

  NET LOSS                              $ (575,870)   $  (583,654)

Net loss allocated to limited           $ (570,111)   $  (577,817)
partners

Net loss allocated general partner      $   (5,759)   $    (5,837)

Net loss per BAC                        $     (.14)   $      (.15)























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)


                            Series 16


                                          1999           1998

Income
  Interest income                      $     11,149   $    (9,618)
  Other income                                7,790              -
                                                           (9,618)
                                             18,939

Share of loss from Operating
  Partnerships(Note D)                    (769,098)      (727,184)

Expenses
  Professional fees                             283            632
  Fund management fee                       154,922        170,151
  Amortization                                4,213          4,213
  General and administrative                 10,768          9,444
expenses
                                            170,186        184,440

  NET LOSS                             $  (920,345)   $  (921,242)

Net loss allocated to limited          $  (911,142)   $  (912,030)
partners

Net loss allocated general partner     $    (9,203)   $    (9,212)

Net loss per BAC                       $      (.16)   $      (.16)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)


                            Series 17


                                          1999           1998

Income
  Interest income                       $     3,045   $   (50,809)
  Other income                                  300              -
                                              3,345       (50,809)

Share of loss from Operating
  Partnerships(Note D)                    (513,121)      (838,567)

Expenses
  Professional fees                           1,432          2,444
  Fund management fee                       138,451        126,864
  Amortization                                3,887         11,662
  General and administrative                  9,153          6,345
expenses
                                            152,923        147,315

  NET LOSS                              $ (662,699)   $(1,036,691)

Net loss allocated to limited           $ (656,072)   $(1,026,324)
partners

Net loss allocated general partner      $   (6,627)   $   (10,367)

Net loss per BAC                        $     (.13)   $      (.21)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)


                            Series 18


                                          1999           1998

Income
  Interest Income                       $     6,589   $   (38,108)
                                                  -
                                                          -
                                              6,589       (38,108)

Share of loss from Operating
  Partnerships(Note D)                    (375,912)              -

Expenses
  Professional fees                           4,376            412
  Fund management fee                        86,189         73,119
  Amortization                                2,853          6,248
  General and administrative                  6,419          5,709
expenses
                                             99,837         85,488

  NET LOSS                              $ (469,160)  $   (123,596)

Net loss allocated to limited           $ (464,468)  $   (122,360)
partners

Net loss allocated general partner      $   (4,692)  $     (1,236)

Net loss per BAC                        $     (.12)  $       (.03)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Three Months Ended December 31,
                           (Unaudited)


                            Series 19


                                          1999           1998

Income
  Interest income                      $     14,219   $   (19,232)
  Other income                                4,950
                                                    -
                                             19,169       (19,232)

Share of loss from Operating
  Partnerships(Note D)                    (376,397)      (708,882)

Expenses
  Professional fees                          14,983            468
  Fund management fee                        79,829         95,764
  Amortization                                3,643         13,045
  General and administrative                  7,320          5,319
expenses
                                            105,775        114,596

  NET LOSS                             $  (463,003)   $  (842,710)

Net loss allocated to limited          $  (458,373)   $  (834,283)
partners

Net loss allocated general partner     $    (4,630)   $    (8,427)

Net loss per BAC                       $      (.11)   $      (.21)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Nine Months Ended December 31,
                           (Unaudited)





                                          1999           1998

Income
  Interest income                      $    136,270   $    183,145
  Other income                               36,156              -
                                            172,426        183,145

Share of loss from Operating
  Partnerships(Note D)                  (8,033,909)   (10,020,693)

Expenses
  Professional fees                         185,093        191,599
  Fund management fee                     1,747,980      1,761,133
  Amortization                               51,842        132,781
  General and administrative                134,881        123,520
expenses
                                          2,119,796      2,209,033

  NET LOSS                            $ (9,981,279)  $(12,046,581)

Net loss allocated to limited         $ (9,881,466)  $(11,926,115)
partners

Net loss allocated general partner    $    (99,813)  $   (120,466)

Net loss per BAC                      $      (2.19)  $      (2.67)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 15


                                          1999           1998

Income
  Interest income                      $     27,221   $    176,643
  Other income                                    -              -
                                             27,221        176,643

Share of loss from Operating
  Partnerships(Note D)                  (1,358,664)    (1,753,429)

Expenses
  Professional fees                          42,000         57,272
  Fund management fee                       354,111        369,967
  Amortization                                7,884          7,884
  General and administrative                 26,225         23,098
expenses
                                            430,220        458,221

  NET LOSS                            $ (1,761,663)   $(2,035,007)

Net loss allocated to limited         $ (1,744,046)   $(2,014,657)
partners

Net loss allocated general partner    $    (17,617)   $   (20,350)

Net loss per BAC                      $       (.44)   $      (.52)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 16


                                          1999           1998

Income
  Interest Income                      $     35,892   $     36,435
  Other Income                                8,090              -
                                             43,982         36,435

Share of loss from Operating
  Partnerships(Note D)                  (2,527,697)    (2,553,171)

Expenses
  Professional fees                          42,413         44,670
  Fund management fee                       470,299        468,845
  Amortization                               12,638         12,638
  General and administrative                 34,048         32,637
expenses
                                            559,398        558,790

  NET LOSS                             $(3,043,113)   $(3,075,526)

Net loss allocated to limited          $(3,012,682)   $(3,044,771)
partners

Net loss allocated general partner     $   (30,431)   $   (30,755)

Net loss per BAC                       $      (.56)   $      (.56)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 17


                                          1999           1998

Income
  Interest income                      $     10,964   $   (47,254)
  Other income                               12,300              -
                                             23,264       (47,254)

Share of loss from Operating
  Partnerships(Note D)                  (1,743,841)    (2,499,080)


Expenses                                     34,363         38,153
  Professional fees                         396,884        383,373
  Fund management fee                        11,662         45,791
  Amortization                               30,823         26,584
  General and administrative                473,732        493,901
expenses


  NET LOSS                             $(2,194,309)   $(3,040,235)

Net loss allocated to limited          $(2,172,366)   $(3,009,833)
partners

Net loss allocated general partner     $   (21,943)   $   (30,402)

Net loss per BAC                       $      (.44)   $      (.60)





















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 18


                                          1999           1998

Income
  Interest income                      $     15,626   $   (12,574)
  Other income                                    -              -
                                             15,626       (12,574)

Share of loss from Operating
  Partnerships(Note D)                  (1,191,132)    (1,040,838)

Expenses                                     30,619         26,761
  Professional fees                         247,133        242,260
  Fund management fee                         8,560         27,332
  Amortization                               20,638         18,529
  General and administrative                306,950        314,882
expenses


  NET LOSS                             $(1,482,456)   $(1,368,294)

Net loss allocated to limited          $(1,467,631)   $(1,354,611)
partners

Net loss allocated general partner     $   (14,825)   $   (13,683)

Net loss per BAC                       $      (.39)   $      (.37)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 19


                                          1999           1998

Income
  Interest income                      $     46,567   $     29,895
  Other income                               15,766              -
                                             62,333         29,895

Share of loss from Operating
  Partnerships(Note D)                  (1,212,575)    (2,174,175)


Expenses
  Professional fees                          35,698         24,743
  Fund management fee                       279,553        296,688
  Amortization                               11,098         39,136
  General and administrative                 23,147         22,672
expenses
                                            349,496        383,239

  NET LOSS                             $(1,499,738)   $(2,527,519)

Net loss allocated to limited          $(1,484,741)   $(2,502,244)
partners

Net loss allocated general partner     $   (14,997)   $   (25,275)

Net loss per BAC                       $      (.36)   $      (.62)





















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                 Nine Months Ended December 31,
                           (Unaudited)




                                     General
                                     Partner
                       Assignees                    Total

Partners' Capital
 (deficit)
  April 1, 1999        $105,641,89  $ (841,658)  $104,800,241
                                 9


Net income (loss)      (9,881,466)     (99,813)   (9,981,279)

Partners' capital
 (deficit),
  December 31, 1999              $  $ (941,471)  $ 94,818,962
                        95,760,433


































  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                 Nine Months Ended December 31,
                           (Unaudited)

                       Assignees     General        Total
                                     Partner
      Series 15
Partners' Capital
 (deficit)
  April 1, 1999        $12,681,877  $ (207,932)   $12,473,945


Net income (loss)      (1,744,046)     (17,617)   (1,761,663)

Partners' capital
 (deficit),
  December 31, 1999    $10,937,831 $  (225,549)   $10,712,282


      Series 16
Partners' Capital
 (deficit)
  April 1, 1999        $26,130,647 $  (207,376)   $25,923,271


Net income (loss)      (3,012,682)     (30,431)   (3,043,113)

Partners' capital
 (deficit),
  December 31, 1999              $  $ (237,807)  $ 22,880,158
                        23,117,965

























The accompanying notes are an integral part of these statements.
             Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                 Nine Months Ended December 31,
                           (Unaudited)


                       Assignees     General        Total
                                     Partner
      Series 17
Partners' Capital
 (deficit)
  April 1, 1999        $24,125,744 $  (190,325)   $23,935,419


Net income (loss)      (2,172,366)     (21,943)   (2,194,309)

Partners' capital
 (deficit),
  December 31, 1999              $  $ (212,268)  $ 21,741,110
                        21,953,378


      Series 18
Partners' Capital
 (deficit)
  April 1, 1998                  $  $ (127,023)  $ 18,320,414
                        18,447,437


Net income (loss)      (1,467,631)     (14,825)   (1,482,456)

Partners' capital
 (deficit),
  December 31, 1999              $ $  (141,848)  $ 16,837,958
                        16,979,806
























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                 Nine Months Ended December 31,
                           (Unaudited)



                       Assignees     General        Total
                                     Partner
     Series 19
Partners' Capital
 (deficit)
  April 1, 1999        $24,256,194 $  (109,002)   $24,147,192


Net income (loss)      (1,484,741)     (14,997)   (1,499,738)

Partners' capital
 (deficit),
  December 31, 1999              $ $  (123,999)  $ 22,647,454
                        22,771,453





































  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)




                                        1999           1998
Cash Flows from operating
activities:

   Net Loss                          $(9,981,279)  $(12,046,581)
   Adjustments
      Distributions from Operating
        Partnerships                       40,155         17,273
      Amortization                         51,842         97,794
      Share of Loss from Operating
        Partnerships                    8,033,909     10,020,693
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -        108,208
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                (394,551)      (527,502)
        Receivable
      Decrease (Increase) in
accounts                                2,343,883      2,255,716
        payable affiliates

      Net cash (used in) provided
by                                         93,959       (74,399)
        operating activities


Cash Flows from investing
activities:

   Acquisition cost repaid (paid)
for
     Operating Partnerships                     -         34,987
acquired or
     to acquire
   Capital contributions paid to
     Operating Partnerships               (2,500)      (692,564)
   Advances in Operating                        -        692,011
Partnerships
   Investments                            726,282        549,404

   Net cash (used in) provided by
     investing activities                 723,782        583,838













  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)




                                        1999           1998

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                       817,741        509,439
        CASH EQUIVALENTS

Cash and cash equivalents,              1,693,799      1,653,522
beginning

Cash and cash equivalents, ending     $ 2,511,540     $2,162,961




























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 15

                                        1999           1998
Cash Flows from operating
activities:

   Net Loss                         $ (1,761,663)  $ (2,035,007)
   Adjustments
      Distributions from Operating
        Partnerships                          882            874
      Amortization                          7,884          7,884
      Share of Loss from Operating
        Partnerships                    1,358,664      1,753,429
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                 (45,430)      (241,878)
        Receivable
      Decrease (Increase) in
accounts                                  441,616        632,362
        payable affiliates

      Net cash (used in) provided
by                                          1,953        117,664
        operating activities


Cash Flows from investing
activities:

   Acquisition cost repaid (paid)
for
     Operating Partnerships                     -              -
acquired or
     to acquire
   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                        -         77,830
Partnerships
   Investments                            (7,139)        (3,028)

   Net cash (used in) provided by
     investing activities                 (7,139)         74,802













  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 15

                                        1999           1998

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                       (5,186)        192,466
        CASH EQUIVALENTS

Cash and cash equivalents,                306,884        156,717
beginning

Cash and cash equivalents, ending      $  301,698     $  349,183





























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 16

                                        1999           1998
Cash Flows from operating
activities:

   Net Loss                          $(3,043,113)   $(3,075,526)
   Adjustments
      Distributions from Operating
        Partnerships                        1,229          1,064
      Amortization                         12,638         12,638
      Share of Loss from Operating
        Partnerships                    2,527,697      2,553,171
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                  (1,897)       (53,221)
        Receivable
      Decrease (Increase) in
accounts                                                 518,986
        payable affiliates                518,985

      Net cash (used in) provided
by                                         15,539       (42,888)
        operating activities


Cash Flows from investing
activities:

   Acquisition cost repaid (paid)
for
     Operating Partnerships                     -              -
acquired or
     to acquire
   Capital contributions paid to
     Operating Partnerships               (2,500)        (1,500)
   Advances in Operating                        -              -
Partnerships
   Investments                            244,361        104,793

   Net cash (used in) provided by
     investing activities                 241,861        103,293













  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 16

                                        1999           1998

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                       257,400         60,405
        CASH EQUIVALENTS

Cash and cash equivalents,                213,451        199,558
beginning

Cash and cash equivalents, ending       $ 470,851     $  259,963





























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 17

                                        1999           1998
Cash Flows from operating
activities:

   Net Loss                          $(2,194,309)   $(3,040,235)
   Adjustments
      Distributions from Operating
        Partnerships                        4,140          7,804
      Amortization                         11,662         10,804
      Share of Loss from Operating
        Partnerships                    1,743,841      2,499,080
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -        108,208
        payable and accrued
expenses
     (Decrease) Increase in
accounts                                (356,977)      (192,949)
        receivable
      Decrease (Increase) in
accounts                                  788,308        509,395
        payable affiliates

      Net cash (used in) provided
by                                        (3,335)       (97,893)
        operating activities


Cash Flows from investing
activities:

   Acquisition cost repaid (paid)
for
     Operating Partnerships                     -         34,987
acquired or
     to acquire
   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                        -         77,830
Partnerships
   Investments                            100,000              -

   Net cash (used in) provided by
     Investing activities                 100,000        112,817













  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 17

                                        1999           1998

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                        96,665         14,924
        CASH EQUIVALENTS

Cash and cash equivalents,                349,189        388,024
beginning

Cash and cash equivalents, ending    $    445,854   $    402,948




























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 18

                                        1999           1998
Cash Flows from operating
activities:

   Net Loss                          $(1,482,456)   $(1,368,294)
   Adjustments
      Distributions from Operating
        Partnerships                        2,466          7,466
      Amortization                          8,560         27,332
      Share of Loss from Operating
        Partnerships                    1,191,132      1,040,838
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                  (4,637)        (9,121)
        Receivable
      Decrease (Increase) in
accounts                                  286,462        286,462
        payable affiliates

      Net cash (used in) provided
by                                          1,527       (15,317)
        operating activities


Cash Flows from investing
activities:

   Acquisition cost repaid (paid)
for
     Operating Partnerships                     -              -
acquired or
     to acquire
   Capital contributions paid to
     Operating Partnerships                     -      (691,064)
   Advances in Operating                        -        536,351
Partnerships
   Investments                            127,760        343,469

   Net cash (used in) provided by
     investing activities                 127,760        188,756














  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)




                                        1999           1998

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                       129,287        173,439
        CASH EQUIVALENTS

Cash and cash equivalents,                306,065        301,444
beginning

Cash and cash equivalents, ending     $   435,352    $   474,883





























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 19

                                        1999           1998
Cash Flows from operating
activities:

   Net Loss                           (1,499,738)   $(2,527,519)
   Adjustments
      Distributions from Operating
        Partnerships                       31,438             65
      Amortization                         11,098         39,136
      Share of Loss from Operating
        Partnerships                    1,212,575      2,174,175
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -              -
        payable and accrued
expenses
     (Decrease) Increase in
accounts                                   14,390       (30,333)
        receivable/ other assets
      Decrease (Increase) in
accounts                                  308,512        308,511
        payable affiliates

      Net cash (used in) provided
by                                         78,275       (35,965)
        operating activities


Cash Flows from investing
activities:

   Acquisition cost repaid (paid)
for
     Operating Partnerships                     -              -
acquired or
     to acquire
   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                        -              -
Partnerships
   Investments                            261,300        104,170

   Net cash (used in) provided by
     investing activities                 261,300        104,170














  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                 Nine Months Ended December 31,
                           (Unaudited)


                            Series 19

                                        1999           1998

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                       339,575         68,205
        CASH EQUIVALENTS

Cash and cash equivalents,                518,210        607,779
beginning

Cash and cash equivalents, ending     $   857,785    $   675,984




























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999
                           (Unaudited)


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

     Pursuant to the Securities Act of 1933, the Fund filed a Form S-11
Registration Statement with the Securities and Exchange
Commission, effective
January 24, 1992 which covered the offering (the "Public
Offering") of the
Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the
Assignor Limited Partner. The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series. On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on June 26, 1992, December 28, 1992, June 17, 1993, September 22, 1993, and December 17, 1993,
respectively. The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of
$50,000,000; 3,616,200 of Series 18 BACs, for a total of
$36,162,000; and 4,080,000 of Series 19 BACs, for a total of $4,080,000. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Public Offering of the Fund.





             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1999
                           (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of December 31, 1999 and for the three and nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investment

The Fund has included in investments Certificates of Deposit with original materities of one year or less. These investments are carried at costs.







             Bston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1999
                           (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

     Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization

     The Fund amortized organizational costs over 60 months. As of December 31, 1999 and 1998 the Fund had accumulated organization amortization totaling
$934,428 and $924,855 respectively. As of December 31, 1999 all costs had been fully amortized. The breakdown of accumulated organization amortization within the Fund as of December 31, 1999 and 1998 is as follows:

                    1999           1998

Series 15            $167,077        $167,077
Series 16             227,909         227,909
Series 17             205,888         205,888
Series 18             150,296         150,296
Series 19             183,258         173,685
                     $934,428        $924,855


On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 1999 the Fund has accumulated unallocated acquisition amortization totaling $332,766. The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 1999 for Series 15, Series 16, Series 17, Series 18, and
Series 19 is $50,030, $80,046, $81,765, $54,344 and $66,581,
respectively.

NOTE C - RELATED PARTY TRANSACTIONS

     The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc., and Boston Capital Asset Management Limited
Partnership as follows:

     Boston Capital Partners, Inc. is entitled to asset
acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interests in the Operating Partnerships.   Prior
to the quarter ended December 31, 1999 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.





             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1999
                           (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

     An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership. The fund management fees accrued for the quarter ended December 31, 1999 and 1998 are as follows:

                    1999            1998

Series 15            $137,013         $137,013
Series 16             172,995          172,995
Series 17             141,342          141,342
Series 18              95,487           95,487
Series 19             102,837          102,837
                     $649,674         $649,674

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

     At December 31, 1999 and 1998, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating
Partnerships within the Fund at December 31, 1999 and 1998 is as follows:





Series 15                         68
Series 16                         64
Series 17                         49
Series 18                         34
Series 19                         26
                                 241





             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                        December 31, 1999
                           (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

     Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 1999 and 1998 are as follows:

                    1999            1998

Series 15          $   32,922       $   32,922
Series 16             140,006          143,811
Series 17           1,367,195        1,367,195
Series 18              18,554           18,554
Series 19              34,000          463,000
                   $1,592,677       $2,025,482


The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 1999.





             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                 Nine months ended September 30,
                           (Unaudited)

                            Series 15

                                      1999                1998

Revenues
   Rental                             $  7,302,945       $  7,129,846
   Interest and other                      258,165            360,905

                                         7,561,110          7,490,751

Expenses
   Interest                              2,060,724          2,125,796
   Depreciation and                      2,843,706          2,815,661
amortization
   Operating expenses                    4,519,367          4,562,959
                                         9,423,797          9,504,416

NET LOSS                              $(1,862,687)       $(2,013,665)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(1,358,664)       $(1,753,429)
   III L.P.


Net loss allocated to other
   Partners                           $   (18,627)       $   (20,137)

Net loss suspended                    $  (485,396)       $  (240,099)





             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                 Nine months ended September 30,
                           (Unaudited)

                            Series 16

                                      1999                1998

Revenues
   Rental                              $ 9,172,061        $ 9,194,077
   Interest and other                      424,262            713,264

                                         9,596,323          9,907,341

Expenses
   Interest                              2,801,642          3,153,195
   Depreciation and                      3,568,883          3,396,748
amortization
   Operating expenses                    6,116,299          5,982,373
                                        12,486,824         12,532,316

NET LOSS                              $(2,890,501)       $(2,624,975)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(2,527,697)       $(2,553,171)
   III L.P.


Net loss allocated to other
   Partners                           $   (28,905)       $   (26,250)

Net loss suspended                    $  (333,899)       $   (45,554)





             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                 Nine months ended September 30,
                           (Unaudited)

                            Series 17

                                      1999                1998

Revenues
   Rental                              $ 8,193,157        $ 8,198,413
   Interest and other                      355,221            423,235

                                         8,548,378          8,621,648

Expenses
   Interest                              2,720,696          3,046,408
   Depreciation and                      2,831,561          3,203,030
amortization
   Operating expenses                    4,757,578          4,896,534
                                        10,309,835         11,145,972

NET LOSS                              $(1,761,457)       $(2,524,324)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(1,743,842)       $(2,499,080)
   III L.P.


Net loss allocated to other
   Partners                           $   (17,615)       $   (25,244)





             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                 Nine months ended September 30,
                           (Unaudited)

                            Series 18

                                      1999                1998

Revenues
   Rental                              $ 4,816,803        $ 4,598,802
   Interest and other                      250,981            175,593

                                         5,067,784          4,774,395

Expenses
   Interest                              1,627,954          1,661,453
   Depreciation and                      1,877,451          2,058,573
amortization
   Operating expenses                    2,815,808          2,679,420
                                         6,321,213          6,399,446

NET LOSS                              $(1,253,429)       $(1,625,051)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(1,191,132)       $(1,563,941)
   III L.P.


Net loss allocated to other
   Partners                           $   (12,534)       $   (16,251)

Net loss suspended                    $   (49,763)       $   (44,859)





             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                 Nine months ended September 30,
                           (Unaudited)

                            Series 19

                                      1999                1998

Revenues
   Rental                             $  6,821,870       $  6,674,217
   Interest and other                      257,471            235,939

                                         7,079,341          6,910,156

Expenses
   Interest                              2,497,461          2,632,402
   Depreciation and                      2,158,694          2,937,007
amortization
   Operating expenses                    3,648,009          3,536,884
                                         8,304,164          9,106,293

NET LOSS                              $(1,224,823)       $(2,196,137)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $(1,212,575)       $(2,174,175)
   III L.P.


Net loss allocated to other
   Partners                           $   (12,248)       $   (21,962)





             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999
                           (Unaudited)





NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS-CONTINUED


     When comparing the results of operations from the operating partnerships for the nine months ended September 30, 1999 and September 30, 1998 for Series 17 and 19, variances, some material in nature, exist. The variances are the result of a number of factors including an increase in the number of Operating Partnerships which have completed construction, and an increase in the number which have completed the lease-up phase. Smaller variances are anticipated in future years since the Fund has finished acquiring Operating Partnerships, construction is complete on all of the Operating Partnerships and most have completed the lease-up phase.


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

     During the quarter ended December 31, 1999, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 1999.

(Series 16) The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.
     During the quarter ended December 31, 1999, none of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $140,006 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 1999.

(Series 17) The Fund commenced offering BACs in Series 17 on January 24, 1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended December 31, 1999, none of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $445,854 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of December 31, 1999.

(Series 18)  The Fund commenced offering BACs in Series 18 on
June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

     During the quarter ended December 31, 1999, none of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 1999.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

     During the quarter ended December 31, 1999, none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $34,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 1999.


Results of Operations

     As of December 31, 1999 and 1998 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax
Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

     The results of operations for future periods are likely to vary from those for the period ended December 31, 1999. The losses from Operating Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating Partnerships are in the lease-up phase.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships. The fund management fees incurred for the quarter ended December 31, 1998 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $118,637, $154,922, $138,451,
$86,189, and $79,829 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15) As of December 31, 1999 and 1998, the average qualified occupancy for the series was 100%. The series had a total of 68 properties at December 31, 1999, all of which were at 100% qualified occupancy.

     For the nine months being reported Series 15 reflects a net loss from Operating Partnerships of $1,862,687. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $981,019. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Hidden Cove Apartments (Hidden Cove) continues to incur operating deficits due to significant turnover expenditures. While the new management company has been successful in reducing the deficits by reducing expenses and increasing occupancy, the property remains unable to operate above break-even. The property has been able to fund operating expenses and current debt service, but due to high turnover costs, cannot support required capital improvements and the funding of the security deposit account, although major capital improvements items identified by the management company have been completed. Average physical occupancy at the property remains at 98%. To date the Operating General Partner has been unsuccessful in securing refinancing through local lenders. Refinancing will be attempted again in 2000 once the property has maintained stabilized occupancy greater than 90% for a significant period of time.

     As part of the January 1999 debt restructure of School Street I LP, the lender instituted a capital improvements project to be completed by December 1999. At year end most of the required improvements were completed. The lender has agreed to extend the deadline for the remaining items. In an effort to further improve operations at the property the Operating General Partner hired a new management company in September 1999. The new management company has been pursuing evictions of delinquent tenants, and as a result the average occupancy of the property declined to 50% in the fourth quarter of 1999. The Operating General Partner is continuing to actively participate with the new management company in the partnership's operations in order to achieve stabile high occupancy and positive cash flow at the property.

(Series 16) As of December 31, 1999 and 1998, the average qualified occupancy for the series was 99.7% for both years. The series had a total of 64 properties at December 31, 1999. Out of the total, 62 had 100% qualified occupancy.
     For the nine months being reported Series 16 reflects a net loss from Operating Partnerships of $2,890,501. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $678,382. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     The management company assumed the role of Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II (Mariner's Pointe Apartments and Mariner's Pointe Apartments II) effective January 1, 1999. The new Operating General Partner continues to focus on reducing the property's operating expenses. The Operating General Partner completed a loan restructure reducing the interest rate on the mortgage to 8%. In addition, a second mortgage at a 5.5% interest rate was closed. The second mortgage was used to fund capital improvement needs at the property. These capital improvements are now complete and have greatly improved curb appeal. The fourth quarter average occupancy was 95%.

     Cass Partners, L.P. (Fitzgerald Apartments) operated below breakeven in 1999 as a result of low occupancy. An increasing supply of affordable housing in the area has hampered marketing efforts and made tenant retention difficult. At this time, the Operating General Partner is examining market strategies and outreach efforts and continues to provide financial support to the operating partnership.

(Series 17) As of December 31, 1999 and 1998, the average qualified occupancy for the series was 99.7% for both years. The series had a total of 49 properties at December 31, 1999. Out of the total 48 had 100% qualified occupancy.

     For the nine months being reported Series 17 reflects a net loss from Operating Partnerships of $1,761,457. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $1,070,104. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. As a result of these changes, occupancy reached 92% as of December 31, 1999. The rental rates at the property were increased. In a step to cut costs even further the Operating General Partner has initiated loan restructure discussions with the first lender for more favorable terms. The loan restructure was finalized with more favorable terms. In exchange for payment by the Operating General Partner of $620,457, monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. With the additional cash available, property operations are anticipated to improve significantly over prior years. The Investment General Partner continues to monitor this situation closely.

     The property owned by California Investors VI LP (Orchard
Park) has sustained a physical occupancy of 92% in December 1999. The increased occupancy is the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. In addition, the property's surrounding area is experiencing economic growth. A major public sports park, currently being developed next to Orchard Park is scheduled to be completed in the fall of 2000. Once this park is opened, it is expected to further enhance the appeal of Orchard Park Apartments.
     (Series 18) As of December 31, 1999 and 1998 the average qualified occupancy for the series was 100% for both years. The series had a total of 34 properties at December 31, 1999, out of the total all had 100% qualified occupancy.

     For the nine months being reported Series 18 reflects a net loss from Operating Partnerships of $1,253,429. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $624,022. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     In August 1996 the Investment General Partner was notified that Virginia Avenue Affordable Limited Partnership (Kristine Apartments) was named as defendant in a land encroachment complaint. A judgment was issued which will remove any uncertainty as to the Operating Partnership's possession of the
land.   The appropriate executed title information has been
received. At the request of the Investment General Partner, a new management company began at the site in August, 1999. As of December 31, 1999, occupancy has risen to 98% and tenant collections and retention have improved. Periodic cash shortfalls are anticipated until the occupancy stabilizes and maintenance expenses are reduced.

     Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses and occupancy issues with its six transitional units. The Operating General Partner and the Management Company have been deferring their respective fees to improve the property's cash flow. In addition, the Operating General Partner continues to fund deficits. The property's 18 non-transitional housing units operate with a strong occupancy, however, the six transitional units incur significant turnover, which results in increased operating expense. The Operating General Partner has taken a more active role in the leasing and day to day management of the six transitional units. It was previously reported that the Operating General Partner was successful in removing the six transitional units from the program and that as of 1/1/00, all six units would be available to non-transitional qualified residence. However, the Investment Limited Partner was recently informed that two units will remain in the Transitional Housing program. As of 12/31/99, the occupancy at the property has improved to 96%. Now that the occupancy has begun to stabilize the Operating General Partner and the management company are reviewing the property's expenses, including real estate taxes and debt service, in an effort to reduce the expenses.

Series 19) As of December 31, 1999 and 1998 the average qualified occupancy for the series was 100% and 99.8%, respectively. The series had a total of 26 properties at December 31, 1999, all of which were at 100% qualified occupancy.

     For the nine months being reported Series 19 reflects a net loss from Operating Partnerships of $1,224,823. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $933,871. This is an interim period estimate; it is not necessarily indicative of the final year end results.


Year 2000 Compliance

     As previously stated in the Partnership's 10-K, Boston Capital and its management have reviewed the potential computer problems that may arise from the century date change known as the "Year 2000" or "Y2K" problem. We are happy to announce that we did not experience any computer-related problems as a result of this date change and therefore, there was no impact on our investors.






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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates
III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital
Associates



Date:  February 22, 2000          By:  /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal
Financial
                                     Officer