Form 10-K405
period 2000-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2000-07-14
CIK 879555

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended March 31, 2000 or
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

                BOSTON CAPITAL TAX CREDIT FUND III L.P.
                        Form 10-K ANNUAL REPORT
                    FOR THE YEAR ENDED March 31, 2000

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

     A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering ("Offering") in one or more series of a minimum of
250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed an amendment to Form S-11 with the
Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October
6, 1993. As of March 31, 2000, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for
21,996,102 BACs, representing capital contributions of $219,961,020. The
Fund issued the last BACs in Series 19 on December 17, 1993.
This
concluded the Public Offering of the Fund.

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

     As of March 31, 2000 the Fund had invested in 68 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 49
Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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























                                    3

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 2000

                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99 Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
April Gardens  Las Piedras,
Apts. III      PR       32  $1,466,362   9/92    5/93     100%  $
279,823

Autumwood      Keysville,
Heights        VA       40   1,334,418   8/92     1/93    100%
256,700

Barton Village Arlington,
Apartments     GA       18     508,700  10/92     3/93    100%
101,154

Bergen         Bergen,
Meadows        NY       24   1,014,217   7/92     7/92    100%
199,420

Bridlewood     Horse Cave,
Terrace        KY       24     787,575   1/94      1/95   100%
167,679

Brunswick      Lawrenceville,
Commons        VA       24     819,137   3/92      9/92   100%
152,282

Buena Vista
Apartments,    Union,
Phase II       SC       44   1,449,144   3/92      1/92   100%
281,000

Calexico       Calexico,
Senior Apts.   CA       38   1,916,973   9/92      9/92   100%
366,220

Chestnut       Altoona,
Hills Estates  AL       24     737,312   9/92      9/92   100%
146,500

Columbia       Camden,
Heights Apts.  AR       32   1,288,636  10/92      9/93   100%
247,599

Coral Ridge    Coralville,
Apartments     IA      102   2,575,985   3/92     11/92   100%
2,257,827

Country
Meadows        Sioux Falls,
II, III, IV    SD       55   1,294,555   5/92      9/92   100%
1,220,825

Curwensville   Curwensville,
House Apts.    PA       28   1,210,581   9/92      7/93   100%
262,000

Deerfield      Crewe,
Commons        VA       39   1,226,083   4/92      6/92   100%
242,430
                                    4

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99  Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
East Park     Dilworth,
Apts. I       MN        24 $   539,096    6/94     1/94  100%  $
406,100

Edgewood
 Apts.        Munfordville,
              KY        24     784,660    6/92     8/92  100%
156,763

Golden Age    Oak Grove,
Apts.         MO        17     402,939     4/92   11/91  100%
84,410

Graham        Graham,
Village Apts. NC        50   1,313,934    10/94    6/95  100%
919,461

Greentree     Utica,
Apts.         OH        24     690,017     4/94   10/75  100%
64,069

Greenwood     Fort Gaines,
Village       GA        24     672,677     8/92    5/93  100%
131,268

Hadley's
Lake          East Machias
Apts.         ME        18   1,036,396     9/92    1/93  100%
291,400

Hammond       Westernport,
Heights Apts. MD        35   1,483,861     7/92    2/93  100%
327,944

Harrisonville Harrisonville,
Properties II MO        24     606,682     3/92   11/91  100%
144,004

Harvest Point Madison,
Apts.         SD        30   1,195,965     3/95   12/94  100%
268,760

Hearthside II Portage,
              MI        60   1,943,408     4/92   11/92  100%
1,153,620

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 2000
Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99  Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Heron's        Lake Placid,
Landing I      FL      37   $1,201,212  10/92   10/92    100%  $
255,339

Hidden         W. Pittsburg,
Cove           CA      88    2,868,424   2/94    8/88    100%
200,000

Higginsville   Higginsville,
Estates        MO      24      625,869   3/92    3/91    100%
146,111

Kearney        Kearney,
Estates        MO      24      632,407   5/92     1/92   100%
138,103

Lakeside       Lake Village
Apts.          AR      32    1,221,316   8/94     8/95   100%
282,004

Lake View      Lake View,
Green Apts.    SC      24      885,273   3/92     7/92   100%
183,603

Laurelwood
Apartments,    Winnsboro,
Phase II       SC      32    1,065,460   3/92     2/92   100%
229,986

Lebanon
Properties     Lebanon,
III            MO      24      630,345   3/92     2/92   100%
152,171

Lebanon        Spring Grove,
Village II     VA      24      920,636   8/92     2/93   100%
169,000

Lilac Apts.    Leitchfield,
               KY      24      724,140   6/92     7/92   100%
148,015

Livingston     Livingston,
Plaza          TX      24      672,824  12/92    11/93   100%
176,534

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Manning     Manning,
Lane Apts.   SC         42   $1,467,124   8/92   3/93    100%  $
296,436

Marshall    Marshallville,
Lane Apts.   GA         18      551,839   8/92  12/92    100%
114,200

Maryville   Maryville,
Properties   MO         24      716,202   5/92   3/92    100%
156,636

Meadow      Grantsville,
View Apts.   MD         36    1,482,083   5/92   2/93    100%
291,322

Millbrook   Sanford,
Commons      ME         16      918,089   6/92  11/92    100%
227,100

Monark      Van Buren & Barling,
Homes        AR         10      314,899   6/94   3/94    100%
239,800

North
Prairie     Plainwell,
Manor Apts.  MI         28      877,881   9/92   5/93    100%
206,820

North Trail Arkansas City,
Apts.        KS         24      822,014   9/94  12/94    100%
194,118

Oakwood     Century,
Village      FL         39    1,105,147   5/92   5/92    100%
249,374

Osceola      Osceola,
Estates Apts.IA         24      640,016   5/92   5/92    100%
161,325

Payson
Senior       Payson,
Center Apts. AZ         39    1,482,898   8/92   8/92    100%
365,755

Rainier      Mt. Rainier,
Manor Apts.  MD        104    2,637,737   4/92   1/93    100%
1,095,382

Ridgeview    Brainerd,
Apartments   MN         24      859,793   3/92   1/92    100%
165,434

                Boston Capital Tax Credit Fund III L.P. - Series
15

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-
-----------------------------------------------------------------
---------
Rio Mimbres  Deming,
II Apartments NM       24  $   771,202   4/92     4/92     100%
$  149,811

River Chase  Wauchula,
Apts.         FL       47    1,473,091   8/92    10/92     100%
322,944

Rolling
Brook        Algonac,
III Apts.     MI       26      824,123   6/92    11/92     100%
185,632

School St.   Marshall,
Apts.Phase I  WI       24      744,928   4/92     5/92     100%
666,025

Shenandoah   Shenandoah,
Village       PA       34    1,468,015   8/92     2/93     100%
317,136

Showboat     Chesaning,
Manor Apts.   MI       26      793,294   7/92     2/93     100%
178,084

Spring Creek Derby,
II Apts.      KS       50    1,175,201   4/92     6/92     100%
1,060,282

Summit Ridge Palmdale,
Apartments    CA      304    8,785,684  10/92    12/93     100%
5,639,000

Sunset Sq.   Scottsboro,
Apts.         AL       24      737,995   9/92     8/92     100%
143,900

Taylor Mill  Hodgenville,
Apartments    KY       24      765,956   4/92     5/92     100%
173,606

Timmons      Lynchburg,
Village Apts. SC       18      620,620   5/92     7/92     100%
122,450

University   Detroit,
Meadows       MI       53    2,023,230   6/92    12/92     100%
1,676,750

Valatie      Valatie,
Woods         NY       32    1,359,603   6/92     4/92     100%
277,600

          Boston Capital Tax Credit Fund III L.P. - Series 15

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Village      Healdton,
Woods         OK       24  $   698,864  8/94   12/94      100%  $
173,616

             Urb. Corales
Villas       de Hatillo,
Del Mar       PR       32    1,461,072  8/92    8/92      100%
307,200

Virgen del
Pozo Garden  Sabana Grande,
Apts.         PR       70    3,326,069  8/92    7/93      100%
772,550

Weedpatch    Weedpatch,
Country Apts. CA       36    1,966,546  1/94    9/94      100%
461,197

Whitewater   Ideal,
Village Apts. GA       18      524,782  8/92   11/92      100%
108,000

Wood Park    Arcadia,
Pointe        FL       36    1,165,492  6/92    5/92      100%
243,672

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 2000


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
1413
Leavenworth  Omaha,
Apts.          NE      60  $1,591,231   12/92   3/93      100%
$1,287,526

Abbey        Nixa,
Orchards Apts. MO      48   1,479,501    3/94   6/94      100%
1,163,875

Abbey
Orchards     Nixa,
Apts.II        MO      56   1,077,602    8/94   7/94      100%
1,137,750

Bernice      Bernice,
Villa Apts.    LA      32     947,496    5/93  10/93      100%
200,476

Branch River Wakefield,
Commons Apts.  NH      24   1,258,427    9/92   2/93      100%
246,105

Brunswick    Lawrenceville,
Manor Apts.    VA      40   1,413,070    2/94   7/94      100%
278,519

Canterfield  Denmark,
Manor          SC      20     765,639   11/92   1/93      100%
175,959

Cape Ann
YMCA         Gloucester,
Community Ctr. MA      23     517,877    1/93  12/93      100%
693,132

Carriage     Westville,
Park Village   OK      24     713,768    2/93   7/93      100%
144,714

Cedar        Brown City,
Trace Apts.    MI      16     502,746   10/92   7/93      100%
102,500

Cielo Azul   Aztec,
Apts.          NM      30   1,013,664    5/93   5/93      100%
389,749

Clymer       Clymer,
Park Apts.     PA      32   1,443,511   12/92  11/94      100%
317,428

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99  Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Crystal      Davenport,
Ridge Apts.   IA      126   $3,039,831  10/93   2/94      100%  $
3,032,972

Cumberland   Middlesboro,
Woods Apts.   KY       40    1,446,433  12/93  10/94      100%
412,700

Deer Run     Warrenton,
Apts.         NC       31      692,361   8/93   3/93      100%
572,200

Derry Round  Borough of Derry,
House Court   PA       26    1,124,600   2/93   2/93      100%
248,019

Fairmeadow   Latta,
Apts.         SC       24      880,274   1/93   7/93      100%
195,400

Falcon       Beattyville,
Ridge Apts.   KY       32    1,041,709   4/94   1/95      100%
247,200

Forest       Butler,
Pointe Apts.  GA       25      746,903  12/92   9/93      100%
162,397

Gibson       Gibson,
Manor Apts.   NC       24      901,707  12/92   6/93      100%
161,412

Greenfield   Greenfield,
Properties    MO       20      532,292   1/93   5/93      100%
126,046

Greenwood    Mt. Pleasant,
Apts.         PA       36    1,467,719  11/93  10/93       97%
352,000

Harmony      Galax,
House Apts.   VA       40    1,465,978  11/92   7/93      100%
285,588

Haynes House Roxbury,
Apartments    MA      131    3,264,873   8/94   9/95       81%
1,955,670

Holly Tree   Holly Hill,
Manor         SC       24      882,399  11/92   2/93      100%
201,490

Isola Square Isola,
Apartments    MS       32      966,936  11/93   4/94      100%
246,722

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Joiner      Joiner,
Manor        AR       25  $  810,415   1/93     6/93     100%
$149,670

Landview    Bentonia,
Manor        MS       28     839,549   7/93     2/94     100%
190,109

Laurel      Idabel,
Ridge Apts.  OK       52   1,378,665   4/93    12/93     100%
282,606

Lawtell     Lawtell,
Manor Apts.  LA       32     920,277   4/93     8/93     100%
202,603

Logan       Ridgeland,
Lane Apts    SC       36   1,294,912   9/92     3/93     100%
274,750

Mariner's   Milwaukee,
Pointe Apts  WI       64   2,330,437  12/92     8/93     100%
1,684,121

Mariner's
Pointe      Milwaukee,
Apts. II     WI       52   1,942,870  12/92     8/93     100%
1,676,219

Meadows of  Southgate,
Southgate    MI       83   2,287,184   7/93     5/94     100%
1,716,000

Mendota     Mendota,
Village Apts.CA       44   1,970,254  12/92     5/93     100%
438,300

Mid City    Jersey City,
Apts.        NJ       58   3,010,828   9/93     6/94     100%
3,097,210

Newport
Elderly     Newport,
Apts.        VT       24   1,237,529   2/93    10/93     100%
221,626

Newport     Newport,
Manor Apts.  TN       30     952,733   9/93    12/93     100%
204,863

Oak Forest  Eastman,
Apts.        GA       41   1,174,766  12/92    10/93     100%
251,269

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Parkwoods   Anson,
Apts.        ME       24   $1,281,630   12/92   9/93     100%  $
320,206

Plantation  Tchula,
Manor        MS        28     830,144    7/93  12/93     100%
195,030

Ransom St.   Blowing Rock,
Apartments   NC        13     510,055   12/93  11/94     100%
92,749

Riviera      Miami Beach,
Apts.        FL        56   1,697,850   12/92  12/93     100%
1,442,978

Sable Chase  McDonough,
of McDonough GA       222   4,982,971   12/93  12/94     100%
5,618,968

Simmesport   Simmesport,
Square Apts. LA        32     940,307    4/93   6/93     100%
198,500

St. Croix    Woodville,
Commons Apts. WI        40  1,078,450   10/94  12/94     100%
534,847

St. Joseph   St. Joseph,
Square Apts. LA        32     954,408    5/93   9/93     100%
206,086

Summersville Summersville,
Estates      MO        24     619,230    5/93   6/93     100%
157,976

Stony Ground St. Croix,
Villas       VI        22   1,428,122   12/92   6/93     100%
358,414

Talbot       Talbotton,
Village II   GA        24     678,967    8/92   4/93     100%
129,683

Tan Yard
Branch       Blairsville,
Apts. I      GA        24     754,226   12/92   9/94     100%
151,154

Tan Yard
Branch       Blairsville,
Apts. II     GA        25     738,232   12/92   7/94     100%
144,304

                Boston Capital Tax Credit Fund III L.P. - Series
16

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
The
Fitzgerald   Plattsmouth,
Building     NE        20  $  656,484  12/93   12/93     100%   $
924,780

The
Woodlands   Tupper Lake,
             NY        18     925,767   9/94    2/95     100%
214,045

Tuolumne
City        Tuolumne,
Senior Apts. CA        30   1,597,103  12/92    8/93     100%
376,535

Turtle      Monticello,
Creek Apts.  AR        27     847,450   5/93   10/93     100%
185,392

Valley View Palatine Bridge,
Apartments   NY        32   1,421,514   5/94    5/94     100%
326,870

Victoria    North Port,
Pointe Apts. FL        42   1,439,788  10/94    1/95     100%
338,058

Vista Linda Sabana Grande,
Apartments   PR        50   2,499,314   1/93   12/93     100%
435,530

West End    Union,
Manor        SC        28     987,068   5/93    5/93     100%
231,741

Westchester
Village     Oak Grove,
of Oak Grove MO        33   1,165,663  12/92    4/93     100%
889,700

Westchester
Village of  St. Joseph,
St. Joseph   MO        60   1,519,701   7/93    6/93     100%
1,316,500

Willcox    Willcox,
Senior Apts. AZ        30   1,103,047   1/93    6/93     100%
268,747

Woods       Damascus,
Landing Apts.VA        40   1,462,114  12/92    9/93     100%
286,171

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 2000


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Annadale     Fresno,
Apartments    CA      222  $9,757,626   1/96    6/90      100%  $
-0-

Artesia      Artesia,
Properties    NM       40   1,411,537   9/94    9/94      100%
399,464

Aspen Ridge  Omaha,
Apts.         NE       42     836,749   9/93   11/93      100%
809,750

Briarwood    Clio,
Apartments    SC       24     910,906  12/93    8/94      100%
211,133

Briarwood
Apartments   DeKalb,
of DeKalb     IL       48   1,453,593  10/93    6/94      100%
1,041,834

Briarwood    Buena Vista,
Village       GA       38   1,127,928  10/93    5/94      100%
252,700

Brookwood    Blue Springs,
Village       MO       72   2,241,865  12/93   12/94      100%
1,629,100

Cairo Senior Cairo,
Housing       NY       24   1,068,215   5/93    4/93      100%
201,711

Caney Creek  Caneyville,
Apts.         KY       16     476,377   5/93    4/93      100%
118,800

Central      Cambridge,
House         MA      128   2,395,270   4/93   12/93      100%
2,498,109

Clinton      Clinton,
Estates       MO       24     736,543  12/94   12/94      100%
162,717

Cloverport   Cloverport,
Apts.         KY       24     752,294   4/93    7/93      100%
174,575

College
Greene       Chili,
Senior Apts.  NY      110   3,755,429   3/95    8/95      100%
232,545

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 2000
Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
----------
Crofton     Crofton,
Manor Apts.  KY         24  $  801,345   4/93    3/93    100%
$  168,420

Deerwood    Adrian,
Village Apts.GA         20     635,532   2/94    7/94    100%
160,900

Doyle       Darien,
Village      GA         38   1,167,405   9/93    4/94    100%
235,509

Fuera Bush
Senior      Fuera Bush,
Housing      NY         24   1,097,069   7/93    5/93    100%
189,364

Gallaway    Gallaway,
Manor Apts.  TN         36   1,053,473   4/93    5/93    100%
221,432

Glenridge   Bullhead City,
Apartments   AZ         52   2,041,178   6/94    6/94    100%
520,500

Green Acres West Bath,
Estates      ME         48   1,180,891   1/95   11/94    100%
135,849

Green Court Mt. Vernon,
Apartments   NY         76   2,237,748  11/94   11/94     86%
964,813

Henson      Fort Washington,
Creek Manor  MD        105   3,939,014   5/93    4/94    100%
2,980,421

Hickman
Manor       Hickman,
Apts. II     KY         16     536,777  11/93   12/93    100%
134,094

Hill        Bladenboro,
Estates, II  NC         24   1,013,777   3/95    7/95    100%
132,300

Houston     Alamo,
Village      GA         24     670,070  12/93    5/94    100%
169,418

Isola       Greenwood,
Square Apts.  MS        36   1,059,028  11/93    8/94    100%
304,556

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99  Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Ivywood     Smyrna,
Park Apts.    GA      106   $2,963,921   6/93   10/93     100%
$2,093,847

Jonestown   Jonestown,
Manor Apts.   MS       28      865,191  12/93   12/94     100%
243,605

Largo Ctr.  Largo,
Apartments    MD      100    3,795,211   3/93    6/94     100%
2,753,475

Laurel      Naples,
Ridge Apts.   FL       78    2,927,658   2/94   12/94     100%
1,788,844

Lee Terrace Pennington Gap,
Apartments    VA       40    1,484,195   2/94   12/94     100%
288,268

Maplewood Union City,
Park Apts.   GA        110   3,495,997   4/94    7/95     100%
1,416,091

Oakwood
Manor of    Bennettsville,
Bennettsville SC       24      875,076   9/93   12/93     100%
189,200

Opelousas   Opelousas,
Point Apts.   LA       44    1,384,682  11/93    3/94     100%
439,277

Orchard     Beaumont,
Park          CA      144    3,802,193   1/94    5/89     100%
250,000

Palmetto    Palmetto,
Villas        FL       49    1,599,243   5/94    4/94     100%
421,795

Park        Lehigh Acres,
Place         FL       36    1,171,672   2/94    5/94     100%
283,687

Pinehurst   Farwell,
Senior Apts.  MI       24      803,794   2/94    2/94     100%
183,176

Quail       Reedsville,
Village       GA       31      877,909   9/93    2/94     100%
171,855

Royale Glen Muskegon,
Townhomes     MI       79    3,449,458  12/93   12/94     100%
909,231
                                    17

                Boston Capital Tax Credit Fund III L.P. - Series
17

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Seabreeze   Inglis,
Manor         FL        37  $1,231,072   3/94    1/95     100%
$  294,387

Soledad     Soledad,
Senior Apts.  CA        40   1,947,996  10/93    1/94     100%
407,894

Stratford   Midland,
Place        MI         53     970,000   9/93    6/94     100%
892,915

Summit      Palmdale,
Ridge Apt.   CA        304   8,785,684  12/93   12/93     100%
5,191,039

Villa West  Topeka,
V Apartments KS         52   1,193,796   2/93   10/92     100%
902,700

Waynesburg  Waynesburg,
House Apts.  PA         34   1,491,293   7/94   12/95     100%
501,140

West Front  Skowhegan,
Residence    ME         30   1,671,988   9/94    8/94     100%
487,390

West Oaks   Raleigh,
Apartments   NC         50   1,179,793   6/93    7/93     100%
811,994

White       White Castle,
Castle Manor LA         24     774,280   6/94    5/94     100%
198,684
















                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 2000


                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Arch         Boston,
Apartments    MA        75  $2,578,751   4/94   12/94     100%
$3,017,845

Bear Creek   Naples,
Apartments    FL       118   4,974,185   3/94    4/95     100%
3,586,687

Briarwood    Humbolt,
Apartments    IA        20     706,219   8/94    4/95     100%
162,536

California   San Joaquin,
Apartments    CA        42   1,822,871   3/94    12/94    100%
519,100

Chatham      Chatham,
Manor         NY        32   1,411,655   1/94    12/93    100%
296,860

Chelsea Sq.  Chelsea,
Apartments    MA         6     301,393   8/94    12/94    100%
451,929

Clarke       Newport,
School        RI        56   2,532,745  12/94    12/94    100%
1,804,536

Cox Creek    Ellijay,
Apartments    GA        25     823,720   1/94     1/95    100%
214,824

Evergreen    Macedon,
Hills Apts.   NY        72   2,790,036   8/94     1/95    100%
1,627,293

Glen Place   Duluth,
Apartments    MN        35   1,203,448   4/94     6/94    100%
1,328,621

Harris Music West Palm Beach,
Building      FL        38   1,305,978   6/94    11/95    100%
1,286,304

Kristine     Bakersfield,
Apartments    CA        60   1,736,933  10/94    10/94    100%
1,636,293

Lakeview     Battle Creek,
Meadows II    MI        60   1,607,899   8/93     5/94    100%
1,029,000



                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 2000

Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Lathrop     Lathrop,
Properties   MO        24  $   739,251   4/94    5/94      100%
$   171,579

Leesville   Leesville,
Elderly Apts.LA        54    1,228,800   6/94    6/94      100%
776,500

Lockport    Lockport,
Seniors Apts.LA        40      962,005   7/94    9/94      100%
595,439

Maple Leaf  Franklinville,
Apartments   NY        24    1,100,235   8/94   12/94      100%
296,587

Maple       Aurora,
Terrace      NY        32    1,403,785   9/93    9/93      100%
279,988

Marengo     Marengo,
Park Apts.   IA        24      728,006  10/93    3/94      100%
133,552

Meadowbrook Oskaloosa,
Apartments   IA        16      481,530  11/93    9/94      100%
96,908

Meadows     Show Low,
Apartments   AZ        40    1,486,496   3/94    5/94      100%
420,302

Natchitoches
Senior      Natchitoches,
Apartments   LA        40      946,047   6/94   12/94      100%
644,175

Newton      Newton,
Plaza Apts.  IA        24      806,979  11/93    9/94      100%
166,441

Oakhaven    Ripley,
Apartments   MS        24      500,020   1/94    7/94      100%
116,860

Parvin's
Branch      Vineland,
Townhouses   NJ        24      807,254   8/93   11/93      100%
761,856




                Boston Capital Tax Credit Fund III L.P. - Series
18

                      PROPERTY PROFILES AS OF March 31, 2000
Continued
---------
                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
----------
Peach Tree   Felton,
Apartments     DE       32  $1,479,985    1/94   7/93     100%  $
206,100

Pepperton    Jackson,
Villas         GA       29     862,047    1/94   6/94     100%
222,762

Prestonwood  Bentonville,
Apartments     AR       62   1,162,139   12/93  12/94     100%
1,067,200

Richmond     Richmond,
Manor          MO       36   1,028,177    6/94   6/94     100%
231,593

Rio Grande   Eagle Pass,
Apartments     TX      100   2,239,479    6/94   5/94     100%
666,840

Troy         Troy,
Estates        MO       24     692,084   12/93   1/94     100%
159,007

Vista Loma   Bullhead City,
Apartments     AZ       41   1,607,866    5/94   9/94     100%
465,650

Vivian       Vivian,
Seniors Apts.  LA       40     185,484    7/94   9/94     100%
625,691

Westminster
Meadow       Grand Rapids,
Apartments     MI       64   2,070,717   12/93  11/94     100%
1,378,000















                Boston Capital Tax Credit Fund III L.P. - Series
19
                      PROPERTY PROFILES AS OF March 31, 2000

                            Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.    3/31/00
3/31/00
-----------------------------------------------------------------
----------
Callaway     Holt's Summit,
Villa         MO        48  $1,237,530    6/94  12/94    100%   $
1,181,010

Carrollton   Carrollton,
Villa         MO        48   1,232,713    6/94   3/95    100%
1,121,758

Clarke       Newport,
School        RI        56   2,532,745   12/94  12/94    100%
1,153,719

Coopers      Irving,
Crossing      TX        93   3,734,408    6/96  12/95    100%
2,145,000

Delaware
Crossing     Ankeny,
Apartments    IA       152   3,593,512    8/94   3/95    100%
3,337,884

Garden Gate  Forth Worth,
Apartments    TX       240   5,743,020    2/94   4/95    100%
3,576,605

Garden Gate  Plano,
Apartments    TX       240   7,204,471    2/94   5/95    100%
3,166,064

Hebbronville Hebbronville,
Senior        TX        20     516,724   12/93   4/94    100%
82,592

Jefferson    Denver,
Square        CO        64   2,499,983    5/94   8/95    100%
1,705,351

Jenny Lynn   Morgantown,
Apts.         KY        24     801,027    1/94   9/94    100%
182,800

Lone Star    Lone Star,
Senior        TX        24     611,262   12/93   5/94    100%
138,740

Mansura
Villa II     Mansura,
Apartments    LA        32     961,145    5/94   8/95    100%
227,910

Maplewood   Union City,
Park Apts.   GA       110    3,495,997    4/94   7/95    100%
1,416,091

Martindale   Martindale,
Apts.         TX        24     678,707   12/93   1/94    100%
154,790

                Boston Capital Tax Credit Fund III L.P. - Series
19

                     PROPERTY PROFILES AS OF March 31, 2000
Continued
---------                   Mortgage
Cap Con
                            Balance                    Qualified
paid
Property                     As of     Acq.    Const   Occupancy
thru
Name       Location   Units 12/31/99   Date     Comp.   3/31/00
3/31/00
-----------------------------------------------------------------
----------
Munford     Munford,
Village      AL        24  $   758,895   10/93    4/94   100%   $
165,800

Northpoint  Kansas City,
Commons      MO       158    4,668,822    7/94    6/95   100%
2,124,024

Poplar      Madison,
Ridge Apts.  VA        16      648,918   12/93   10/94   100%
124,704

Prospect
Villa III   Hollister,
Apartments   CA        30    1,734,893    3/95    5/95   100%
499,104

Sahale
Heights     Elizabethtown,
Apts.        KY        24      853,530    1/94    6/94   100%
238,600

Seville     Forest Village,
Apartments   OH        24      661,425    3/94    3/78   100%
47,780

Sherwood    Rainsville,
Knoll        AL        24      776,732   10/93    4/94   100%
162,500

Summerset   Swainsboro,
Apartments   GA        30      936,029   1/94    11/95   100%
223,029

Tanglewood  Lawrenceville,
Apartments   GA       130    4,180,811  11/93    12/94   100%
3,020,840

Village     Independence,
North I      KS        24      851,824   6/94    12/94   100%
190,471

Vistas at   Largo,
Lake Largo   MD       110    3,217,267  12/93     1/95   100%
2,833,420

Wedgewood
Lane        Cedar City,
Apartments   UT        24      996,631   6/94     9/94   100%
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

     (b)  Approximate number of security holders

          As of March 31, 2000, the Fund has 13,692 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

          The BACs were issued in series.  Series 15 consists of
2,546
          investors holding 3,870,500 BACs, Series 16 consists of
3,540
          investors holding 5,429,402 BACs, Series 17 consists of
3,040
          investors holding 5,000,000 BACs, Series 18 consists of
2,124
          investors holding 3,616,200 BACs, and Series 19 consists of
          2,442 investors holding 4,080,000 BACs at March 31,
2000.

     (c)  Dividend history and restriction

          The Fund has made no distributions of Net Cash Flow to its BAC
          Holders from its inception, September 19, 1991 through March
          31, 2000.

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



Item 6.   Selected Financial Data

    The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 1996 through March
31,
2000. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations
----------
               March 31,     March 31,     March 31,    March 31,
March 31,
                 2000          1999          1998         1997
1996
               --------      --------      --------    --------
--------
Interest &
Other Income $   207,011  $   358,856   $   341,565 $    555,991
$  1,034,800
Share of Loss
  of Operating
  Partnership(11,654,615) (12,121,431)  (13,145,436) (15,051,842)
(14,435,496)
Operating Exp (2,647,295)  (3,192,943)   (2,938,230)  (3,210,372)
(3,313,615)
              ----------   -----------   ----------  -----------
----------
Net Loss    $(14,094,899)$(14,955,518)
$(15,742,101)$(17,706,223)$(16,714,311)
             ===========   ===========   ==========  ===========
==========
Net Loss
per BAC      $      (.63)$       (.67) $      (.71) $
(.80)$       (.75)
             ===========   ===========   ==========  ===========
==========

                  As of       As of         As of         As of
As of
                March 31,    March 31,     March 31,    March 31,
March 31,
                  2000         1999          1998         1997
1996
                --------     --------      --------     --------
--------
Balance Sheet
-------------
Total Assets $105,516,292 $117,785,304 $131,189,787 $145,845,635
$167,285,510
              ===========  ===========  ===========  ===========
===========
Total Liab.  $ 14,810,950 $ 12,985,063 $ 11,434,028 $ 10,350,261
$ 14,069,497
Partners'     ===========  ===========  ===========  ===========
===========
 Capital     $ 90,705,342 $104,800,241 $119,755,759 $135,495,374
$153,216,013
              ===========  ===========  ===========  ===========
===========
Other Data
----------
Tax Credits per BAC for the Investors Tax
Year, the Twelve Months Ended December
31, 1999, 1998, 1997, 1996 and 1995*
              $      1.39  $     1.39  $       1.39 $       1.37
$       1.26
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

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Liquidity
---------
  The Fund's primary source of funds is the proceeds of its Public Offering.
Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the
Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating
Partnerships.

  The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2000 were $2,598,696, and total fund management fees accrued as of March 31, 2000 were $12,200,996. During the year ended March 31, 2000 the fund paid fees of $1,025,000 which was applied to prior year accruals. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.

  The Fund invests in short-term tax-exempt municipal bonds to decrease the amount of taxable interest income that flows through to its investors.
The Fund anticipates that the investments it purchases will be available for sale. Many of the investments sold during the years ended March 31,
1998, 1999 and 2000 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

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


  During the fiscal year ended March 31, 2000, the Fund used none of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 65 of the 68 Operating Partnerships. Series 15 has $32,922 in capital contributions that remain to be paid to the other 3 Operating Partnerships.

  (Series 16).  The Fund commenced offering BACs in Series 16 on
July 10,
1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

  During the fiscal year ended March 31, 2000, the Fund used
$2,500
of Series 16 net offering proceeds to pay outstanding installments of its capital contributions to 1 Operating Partnership. As of March 31, 2000 the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 58 of the 64 Operating Partnerships. Series 16 has $140,006 in capital contributions that remain to be paid to the other 6 Operating Partnerships.

  (Series 17).  The Fund commenced offering BACs in Series 17 on
January
24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

  During the fiscal year ended March 31, 2000, the Fund used none of Series 17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980, and the Fund had completed payments of all installments of its capital contributions to 41 of the 49 Operating Partnerships. Series 17 has outstanding contributions payable to 8 Operating Partnerships in the amount of $1,206,768 as of March 31, 2000. Of the amount outstanding, $1,108,873 has been loaned to one of the Operating Partnerships. In addition $15,097 has been funded into an escrow account on behalf of another Operating Partnership. The loan will be converted to capital and the remaining contributions of $82,798, as well as the escrowed funds, will be released when the Operating Partnership have achieved the conditions set fourth in their partnership agreements.

  (Series 18).  The Fund commenced offering BACs in Series 18 on
June 17,
1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

  During the fiscal year ended March 31, 2000, the Fund used none of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

  (Series 19).  The Fund commenced offering BACs in Series 19 on
October 8,
1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

  During the fiscal year ended March 31, 2000, the Fund used none of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2000 proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to 24 of the 26 Operating Partnerships. Series 19 has $34,000 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

Results of Operations
---------------------
  The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the
Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the
Operating Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 2000 and 1999 was $2,173,531 and $2,207,890, respectively. The amount is anticipated to continue to decrease in subsequent fiscal years as additional Operating Partnerships begin to pay their annual partnership management and reporting fees to the fund.

  The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating
Partnerships have
been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

  (Series 15).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 100%. The series had a total of 68 properties at March 31, 2000, all of which were at 100% qualified occupancy.

  For the tax years ended December 31, 1999 and 1998, the series, in total, generated $3,048,065 and $3,195,744, respectively, in passive income tax losses that were passed through to the investors and also provided $1.46 and $1.47, respectively, in tax credits per BAC to the investors.

  As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 15 was $12,293,726, and $14,142,163 respectively. Investments in
Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1999 and 1998 the Operating
Partnerships reflected a net income of $695,847 and $525,145, respectively, when adjusted for depreciation, which is a non-cash item.

  Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. It is anticipated that the property will be able to operate at breakeven, barring any significant unforeseen repairs. The Operating General Partner has historically been unsuccessful in securing refinancing through local lenders. Refinancing will be attempted again in 2000 once the property has maintained stabilized occupancy greater than 90% for a significant period of time

  As part of the January 1999 debt restructure of School Street I LP, (School Street Apt. Phase I) the lender instituted a capital improvements project to be completed by December 1999. At year-end most of the required improvements were completed. The lender has agreed to extend the deadline for the remaining items. In an effort to further improve operations at the property the Operating General Partner hired a new management company in September 1999. The new management company has been pursuing evictions of delinquent tenants, and as a result the average occupancy of the property declined to 50% in the fourth quarter of 1999. Occupancy has shown steady improvement since the evictions and was at 71% as of April 2000. The Operating General Partner is continuing to actively participate with the new management company in the partnership's operations in order to achieve high occupancy and positive cash flow at the property.

  (Series 16).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the series was 99.7%.  The series had a total of 64 properties at March 31, 2000. Out of the total, 62 were at 100% qualified occupancy.

  For the tax years ended December 31, 1999 and 1998, the series, in total, generated $3,831,645 and $3,815,287, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 for each year in tax credits per BAC to the investors.

  As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 16 was $23,933,776 and $27,165,227, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1999 and 1998 the Operating
Partnerships reflected a net income of $1,031,507 and $1,346,767, respectively, when adjusted for depreciation, which is a non-cash item.

  Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increasing supply of affordable housing in the area with superior amenities has hampered marketing efforts and made tenant retention difficult. In addition, the management company has encountered difficulty in its efforts to lease one of the three commercial spaces that has been vacant for a lengthy period of time. At this time, the Operating General Partner is examining market strategies and outreach efforts to improve residential occupancy and the possibility of rental reductions on the commercial space to speed lease up. The Operating General Partner continues to support the property financially and is working to refinance the partnership's second mortgage, which matures in August 2000.

  (Series 17).  As of March 31, 2000 and 1999, the average
Qualified
Occupancy for the Series was 99.7%.  The series had a total of 49 properties at March 31, 2000. Out of the total 48 were at 100% qualified occupancy.

  For the tax years ended December 31, 1999 and 1998, the series, in total, generated $3,306,665 and $3,287,312, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 for both years in tax credits per BAC to the investors.

  As of March 31, 2000 and 1999 Investments in Operating Partnerships for Series 17 was $21,661,017 and $24,774,196, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1999 and 1998 the Operating
Partnerships reflected a net income of $976 and $299,393, respectively, when adjusted for depreciation, which is a non-cash item.

  Annadale Housing Partners (Kingsview Manor & Estates) has reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner has hired a consultant to assist management in aggressively marketing the property. In addition, the management agent has hired a new on-site manager and leasing agent. As a result of these changes, occupancy reached 92% as of December 31, 1999 and 93.7% as of March 31, 2000. The rental rates at the property were increased. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender. In exchange for payment of $620,457 to the first mortgage holder, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnerships future credit stream. With the additional cash available, property operations are anticipated to improve significantly over

                                    31
prior years. As of March 31, 2000, the property has been successful in maintaining break-even operations. The Investment
General Partner continues to monitor this situation closely.

  The property owned by California Investors VI LP (Orchard
Park) has sustained a physical occupancy of 96% for the first quarter of 2000. The increased occupancy is the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. In addition, the property's surrounding area is experiencing economic growth. A major public sports park, currently being developed next to Orchard Park is scheduled to be completed in the fall of 2000. In addition to the park, a high school is in the process of construction. It is however, progressing slowly and its completion date is unknown as of this time. These types of public development in the area should increase the quantity of automobile traffic around Orchard Park and in turn should continue to assist with marketing efforts and the over all occupancy.

  Physical occupancy at Palmetto Properties Ltd. (Palmetto Villas) has dropped to an average of 78% for the first quarter of 2000. Occupancy at the site began to drop early in 1999 due to poor on-site management and significant deferred maintenance issues. As a result, the property management company was replaced in January 2000. However, due to a lack of replacement reserve funds to rehabilitate vacant units, occupancy remains low. In addition, the property is in arrears on its real estate tax payments for 1998 and 1999. At this time, the Investment General Partner is working with the new management company to obtain low interest deferred maintenance loans to complete necessary repairs, improve occupancy and cure the tax delinquency.

  (Series 18).  As of March 31, 2000 and 1999, the average
Qualified Occupancy for the series was 100%. The series had a total of 34 properties at March 31, 2000, all of which were at 100% qualified occupancy.

  For the tax years ended December 31, 1999 and 1998, the series, in total, generated $2,417,296 and $2,633,026, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

  As of March 31, 2000 and 1999, Investments in Operating
Partnerships for
Series 18 was $16,650,144 and $18,832,106, respectively.
Investments in
Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1999 and 1998 the Operating
Partnerships reflected a net income of $210,853 and $363,848 respectively, when adjusted for depreciation, which is a non-cash item.




                                    32
  Harris Housing Limited Partnership (Harris Music Lofts) operated with a net loss during 1999 primarily as a result of high operating expenses. The Operating General Partner infused cash to fund operating deficits for the year. Operating costs on this property are high particularly in administration and maintenance. In addition to high expenses, the property suffers from under-funded tax and insurance and security deposit escrows. Despite the occupancy, which averaged at 97.8% during 1999, the property was unable to fund these accounts. Unless expenses are significantly reduced, the property will continue to operate at a deficit and will be unable to fund the shortfall in the required accounts. It is the intention of the Operating General Partner to streamline expenses by sharing personnel and bulk ordering of supplies with another property that is only one mile away. In addition, there has been a rent increase effective May 1, 2000 which should generate some additional revenue for the property.

  Virginia Avenue Affordable Limited Partnership (Kristine Apartments) has improved operations under the direction of its new management company.
Occupancy has increased, rental collections have improved, and turnover has decreased. The management company plans to increase rental rates gradually over the next two months which, coupled with stabilized occupancy, should allow the property to operate at break-even.

  Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses and occupancy issues with its six transitional units. The Operating General Partner and the Management Company have been deferring their respective fees to improve the property's cash flow. In addition, the Operating General Partner continues to fund deficits. The property's 18 non-transitional housing units operate with a strong occupancy, however, the six transitional units incur significant turnover, which results in increased operating expense. The Operating General Partner has taken a more active role in the leasing and day to day management of the six transitional units. It was previously reported that the Operating General Partner was successful in removing the six transitional units from the program and that as of January 1, 2000, all six units would be available to non-transitional qualified residence. However, the Investment Limited Partner was recently informed that two units will remain in the Transitional Housing program. In the first quarter of 2000, the property experienced significant personnel turnover, which adversely effected the property. As a result, the first quarter physical occupancy averaged 86.1%, with a March 31, 2000 occupancy of 91.7%. The management company hired a new regional manager, which has benefited the property. As of June 15, 2000, the occupancy rate was 100%. In addition, the operating expenses appear to be stabilizing.

  On March 20, 2000 Glen Place Apartments Limited Partnership (Glen Place Apartments) received a 60-Day letter from the IRS stating the Operating Partnership had not met certain IRC Section 42 requirements. The Investment Limited Partner was notified of this receipt shortly after the first quarter. The IRS has proposed an adjustment that would disallow the Partnership from utilizing certain past or future credits. The Investment General Partner has received correspondence from the Operating General Partner indicating the Operating General Partner counsel will file a written protest with the IRS. The Investment General Partner continues to closely monitor the protest process.
                                    33
  (Series 19). As of March 31, 2000 and 1999, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31, 2000, all of which were at 100% qualified occupancy.

  For the tax year ended December 31, 1999 and 1998, the series, in total, generated $1,987,157 and $2,284,300, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 in tax credits per BAC to the investors.

  As of March 31, 2000 and 1999, Investments in Operating Partnerships for Series 19 was $21,836,292 and $23,504,786, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

  For the years ended December 31, 1999 and 1998 the Operating
Partnerships reflected a net income of $1,139,599 and $986,256, respectively, when adjusted for depreciation which is a non-cash item.

Recent Accounting Statements Not Yet Adopted
--------------------------------------------

  In December 1999, the Financial Accounting Standards Board
(FASB) issued SFAS No. 136, "Transfers of Assets to a Not-For-Profit Organization or Charitable Trust that Raises of Holds Contributions for Others," and in June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedgers Activities-Deferral of the Effective Date of SFAS No. 133".

  SFAS No. 136 is generally effective for periods beginning after December 15, 1999 and SAFS 137 is effective upon issuance in June
1999.

  The Fund does not have any derivative or hedging activities and is not a not-for-profit organization. Consequently, these pronouncements are not expected to have any effect on the Fund's financial statements.












                                       34

Year 2000 Compliance
--------------------

   Boston Capital and its management did not experience any computer-related problems as a result of the century date change known as the "Year 2000" or "Y2K"and therefore, there was no impact on our investors.


Item 7a.   Quantitative and Qualitative Disclosure About Market
Risk- Not                Applicable

Item 8.    Financial Statements and Supplementary Data

           The information required by this item is contained in
Part IV, Item
           14 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on
Accounting and
           Financial Disclosure

           None.
























                                    35
                                   PART III
                                   --------
Item 10.    Directors and Executive Officers of the Registrant

    (a), (b), (c), (d) and (e)

  The Partnership has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Partnership's affairs.

   Herbert F. Collins, age 70, is co-founder and Chairman of the Board of Boston Capital Corporation. Nominated by President Clinton and confirmed by the United States Senate, Mr. Collins served as the Republican private sector member of the Thrift Depositor Protection Oversight Board. During 1990 and 1991 he served as Chairman of the Board of Directors for the Federal Home Loan Bank of Boston, a 314-member, $12-billion central bank in New England. Mr. Collins is co-founder and past president of the Coalition for Rural Housing and Development. In the 1980s he served as Chairman of the Massachusetts Housing Policy Commission to evaluate current programs and recommend future housing policy. Additionally, he served as a member of the Board of Directors of the Metropolitan Boston Housing Partnership and on the Mitchell-Danforth Task Force, which helped structure the 1990 federal Tax Credit legislation. Mr. Collins is also a past member of the Board of Directors of the National Leased Housing Association and has served as member of the U.S. Conference of Mayors Task Force on "HUD and the Cities: 1995 and Beyond." Mr. Collins also was a member of the Fannie Mae Housing Impact Advisory Council and the Republican Housing Opportunity Caucus. He is Chairman of the Business Advisory Council, and a member of the National Council of State Housing Agencies Tax Credit Commission. Mr. Collins graduated from Harvard College. President Bush appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. He is a leader in the civic community, serving on the Boards of Youthbuild Boston, the Pine Street Inn and the I Have a Dream Foundation.

   John P. Manning, age 51, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program. In 1996, President Clinton appointed him to the President's Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major corporate CEOs to

                                                               36
advise the President in matters of foreign trade. Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston. In the civic community, Mr. Manning is a leader, serving on the Board of Youthbuild Boston. Mr. Manning is a graduate of Boston College.

  Richard J. DeAgazio, age 55, is Executive Vice President of Boston Capital Corporation, Inc., and is President of Boston Capital Services, Inc., Boston Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD), He currently serves as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and served as Chairman of the NASD's Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Kelmoore Investment Company and Kansas City Technologies, Inc. He is a leader in the community and serves on the Business Leaders Council of the Boston Symphony, Board of Directors of Junior Achievement of Massachusetts, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

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

  Anthony A. Nickas, age 39, is Chief Financial Officer of Boston Capital Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr. Nickas is responsible for all the financial, accounting and operational functions of Boston Capital and has spent the past thirteen years in the real estate syndication and investment business. His prior responsibilities at Boston Capital included management of finance and accounting for the project development and property management affiliates. Prior to joining Boston Capital in 1987, he was Assistant Director of Accounting and Financial Reporting for the Yankee Companies, Inc., and was an Audit Supervisor for Wolf & Company of Massachusetts, P.C., a regional certified public accounting firm based in Boston. He graduated with honors from Norwich University.

  (f)  Involvement in certain legal proceedings.

  None.

 (g)  Promoters and control persons.

  None.

Item 11.   Executive Compensation

  (a), (b), (c), (d) and (e)

  The Fund has no officers or directors. However, under the terms of the
Amended and Restated Agreement and Certificate of Limited
Partnership of the
Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2000 fiscal year:

  1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations during the year ended March 31, 2000 was $2,173,531.

  2. The Fund has reimbursed an affiliate of the General Partner a total of $102,026 for amounts charged to operations during the year ended March
31, 2000. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

     (a)   Security ownership of certain beneficial owners.

           As of March 31, 2000, 21,996,102 BACs had been issued.
No person
           is known to own beneficially in excess of 5% of the outstanding
           BACs in any of the series.

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

           The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General
           Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference.  See Note C of Notes to Financial
Statements
           in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2000.

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

                                    PART IV
                                    -------
Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K

     (a) 1 and 2.  Financial Statements and Financial Statement
                   Schedules

      Independent Auditors' Report

      Balance Sheets, March 31, 2000 and 1999

      Statements of Operations for the years ended March 31, 2000, 1999 and 1998.

      Statements of Changes in Partners' Capital for the years ended
      March 31, 2000, 1999, and 1998.

      Statements of Cash Flows for the years ended March 31, 2000,
      1999 and 1998.

      Notes to Financial Statements March 31, 2000, 1999 and 1998

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

      t.   Agreement of Limited Partnership of Mt. Vernon
Associates, L.P.
           (Incorporated by reference from Registrant's current
report on
           F rm 8-K as filed with the Securities and Exchange
Commission on
           November 19, 1994).
                                    42

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


                                    43

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

                                    44

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

                          Boston Capital Tax Credit Fund III L.P.


                              By:  Boston Capital Associates III
L.P.
                                   General Partner

                              By:  Boston Capital Associates



Date:  July 13, 2000          By:  /s/ John P. Manning
                                   -------------------
                                   John P. Manning



                              By:  /s/ Herbert F. Collins
                                   -----------------------
                                   Herbert F. Collins

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:

DATE:                       SIGNATURE:
TITLE:

                                                       General
Partner and
July 13, 2000       /s/ John P. Manning                Principal
Executive
                    -------------------                Officer,
Principal
                    John P. Manning                    Financial
Officer and
                                                       Principal
Accounting
                                                       Officer of
Boston
                                                       Capital
Associates


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

                               FINANCIAL STATEMENTS AND
                             INDEPENDENT AUDITORS  REPORT

                      BOSTON CAPITAL TAX CREDIT FUND III L.P. -
                             SERIES 15 THROUGH SERIES 19

                               MARCH 31, 2000 AND 1999

                   Boston Capital Tax Credit Fund III L.P. -

                       Series 15 through Series 19

                                  TABLE OF CONTENTS


PAGE


          INDEPENDENT AUDITORS'  REPORT
F-3

          FINANCIAL STATEMENTS

               BALANCE SHEETS
F-5

               STATEMENTS OF OPERATIONS
F-11

               STATEMENTS OF CHANGES IN PARTNERS  CAPITAL
F-17

               STATEMENTS OF CASH FLOWS
F-23

               NOTES TO FINANCIAL STATEMENTS
F-35

          SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
F-75


               NOTES TO SCHEDULE III


          Schedules not listed are omitted because of the absence of the conditions  under  which  they  are  required  or
because   the
          information is included in the financial statements or the notes thereto.

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

                             INDEPENDENT AUDITORS' REPORT

            To the Partners
            Boston Capital Tax Credit Fund III L.P.

                 We  have  audited  the  accompanying  balance
sheets of Boston
            Capital Tax Credit Fund III L.P. - Series  15 through
Series 19, in
            total and for each series, as of March 31, 2000  and
1999  and  the
            related sttements of operations, changes in
partners'  capital and
            cash flows for the total partnership and for each of
the series for
            each  of  the  three  years  ended March 31,  2000.
These financial
            statements are the responsibility of  the
partnership's management.
            Our  responsibility  is  to  express an opinion  on
these financial
            statements  based  on  our audits.  We did not audit
the financial
            statements  of  certain  operating  limited
partnerships  in which
            Boston Capital Tax Credit Fund III L.P. owns a
limited  partnership
            interest.  Investments in such partnerships comprise
the following
            percentages  of  the assets as of March 31, 2000 and
1999, and the
            limited  partnership  loss for each of the three
years  ended March
            31,  2000:  Total,  34% and 33% of the assets as of
March 31, 2000
            and  1999,  respectively,  and  28%,  29% and 26% of
the operating
            limited  partnership loss for years ended March 31,
2000, 1999 and
            1998,  respectively;  of  the assets for Series  15
as of March 31,
            2000 and 1999, 18% and 17%, respectively,  of the
operating limited
            partnership loss for Series 15 for the  years ended
March 31, 2000,
            1999  and  1998  25%, 30% and 32%,  respectively; of
the assets for
            S e ries  16  as  of  March  31,   2000  and  1999,
27%  and  27%,
            respectively,  of  the  limited  partnership loss for
Series 16 for
            the  years ended March 31, 2000,  1999 and 1998, 23%,
23%, and 15%,
            respectively; of the assets for  Series 17 as of
March 31, 2000 and
            1999,  36%  and 37%, respectively,  of the limited
partnership loss
            for  Series  17 for the years ended  March 31, 2000,
1999 and 1998,
            31%,  32% and 29%, respectively; of  the assets for
Series 18 as of
            March  31,  2000  and   1999,  39%  and  38%,
respectively, of the
            operating   limited  partnership  loss  for Series 18
for the years
            ended   March   31,  2000,   1999  and  1998,  29%,
33%  and  21%,
            respectively; and of the assets for Series 19 as of March 31, 2000 and 1999, 44% and 43%, respectively, and of the operating limited partnership loss for Series 19 for the years ended
March 31, 2000,
            1999  and  1998,  34%,  33%  and 37%, respectively.
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

               In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of  Boston  Capital  Tax Credit Fund III L.P. - Series
15 through
          Series 19, in total and for each series, as of March
31, 2000 and
          1999 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2000, in conformity with generally accepted accounting principles.

               We and other auditors have also audited the information
          included in the related financial statement schedule listed in
          Form  10-K, Item 14(a) of Boston Capital Tax Credit
Fund III L.P.
          -  Series  15  through  Series  19  as of March 31,
2000.  In our
          opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein, in conformity with generally accepted accounting principles.


          Bethesda, Maryland
          June 23, 2000

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                                   BALANCE SHEETS

                              March 31, 2000 and 1999


Total
                                                       ----------
------------------
                                                           2000
1999
                                                       ----------
---  -------------
                                       ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)                          $
96,374,955  $  108,418,478

OTHER ASSETS
Cash and cash equivalents (notes A and H)
1,754,063       1,693,799
Investments (note A and B)
1,538,967       2,237,166
Notes receivable (note E)
1,364,322       1,364,322
Deferred  acquisition  costs,  net  of  accumulated
amortization (notes A and C)
1,543,349       1,612,244
Organization  costs,  net of accumulated amortization
(note A)                                                        -
170
Other assets (note F)
2,940,636      2,459,125
                                                       ----------
---  -------------
                                                       $
105,516,292  $ 117,785,304

=============  =============

                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable and accrued expenses                  $
4,553  $       4,553
Accounts payable - affiliates (note C)
13,374,147     11,385,333
Capital contributions payable (note D)
1,432,250      1,595,177
                                                       ----------
---  -------------

14,810,950     12,985,063
                                                       ----------
---  -------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of

22,000,000     authorized     beneficial     assignee
certificates (BAC), $10 stated value per BAC, 21,996,102
issued to the assignees at March 31, 2000 and 1999

Assignees
-              -
Units  of  beneficial  interest  of  the  limited
partnership interest of  the  assignor
limited partner, 21,996,102 issued and
outstanding at March 31, 2000 and 1999
91,687,950    105,641,899
General partner
(982,608)      (841,658)
                                                       ----------
---  -------------

90,705,342    104,800,241
                                                       ----------
---  -------------
                                                      $
105,516,292   $ 117,785,304

=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                             BALANCE SHEETS - CONTINUED

                              March 31, 2000 and 1999


Series 15
                                                      -----------
----------------
                                                            2000
1999
                                                      -----------
--   -------------
                                       ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)                           $
12,293,726   $ 14,142,163

OTHER ASSETS
Cash and cash equivalents (notes A and H)
308,497        306,884
Investments (notes A and B)
135,167        128,028
Notes receivable (note E)
32,170         32,170
Deferred  acquisition  costs,  net  of  accumulated
amortization (notes A
and C)
236,512        247,024
Organization  costs,  net of accumulated amortization
(note A)
-              -
Other assets (note F)
858,625        807,527
                                                       ----------
---  -------------
                                                       $
13,864,697  $  15,663,796

=============  =============

                         LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
Accounts payable and accrued expenses                 $
1,145   $      1,145
Accounts payable - affiliates (note C)
3,734,413      3,155,784
Capital contributions payable (note D)
32,922         32,922
                                                       ----------
---  -------------


3,768,480      3,189,851
                                                       ----------
---  -------------
PARTNERS' DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of

22,000,000     authorized     beneficial     assignee
certificates (BAC), $10 stated value per BAC, 3,870,500
issued to the assignees at March 31, 2000 and 1999              -
-
Assignees
Units  of  beneficial  interest  of  the  limited
partnership interests of the
assignor limited partner, 3,870,500
issued and outstanding at March 31,
2000 and 1999
10,327,926     12,681,877
General partner
(231,709)      (207,932)
                                                       ----------
---  -------------

10,096,217     12,473,945
                                                       ----------
---  -------------
                                                       $
13,864,697   $ 15,663,796

=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                             BALANCE SHEETS - CONTINUED

                              March 31, 2000 and 1999


Series 16
                                                       ----------
-----------------
                                                            2000
1999
                                                       ----------
---  ------------
                                       ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)                           $
23,933,776   $ 27,165,227

OTHER ASSETS
Cash and cash equivalents (notes A and H)
307,415        213,451
Investments (notes A and B)
652,708        884,449
Notes receivable (notes E)                                      -
-
Deferred  acquisition  costs,  net  of  accumulated
amortization (notes A and C)
379,171        396,021
Organization  costs,  net of accumulated amortization
(note A)
-              -
Other assets (note F)
130,891        133,695
                                                       ----------
---  -------------
                                                       $
25,403,961  $  28,792,843

=============  =============

                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable and accrued expenses                 $
-  $           -
Accounts payable - affiliates (note C)
3,119,046      2,727,066
Capital contributions payable (note D)
140,006        142,506
                                                       ----------
---  -------------

3,259,052      2,869,572
                                                       ----------
---  -------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of
22,000,000     authorized     beneficial     assignee
certificates (BAC),  $10 stated value per BAC,
5,429,402 issued to the assignees at March 31,
2000 and 1999
-             -

Assignees
Units  of   beneficial   interest  of   the  limited
partnership interest of the assignor limited partner,
5,429,402  issued  and  outstanding at March 31, 2000
and 1999
22,390,069     26,130,647

General partner
(245,160)      (207,376)
                                                       ----------
---  -------------

22,144,909     25,923,271
                                                       ----------
---  -------------
                                                       $
25,403,961   $ 28,792,843

=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                             BALANCE SHEETS - CONTINUED

                              March 31, 2000 and 1999


Series 17
                                                      -----------
-----------------
                                                            2000
1999
                                                      -----------
---  -------------
                                       ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)                           $
21,661,017  $  24,774,196

OTHER ASSETS
Cash and cash equivalents (notes A and H)
404,005        349,189
Investments (notes A and B)
-         100,000
Notes receivable (note E)
1,332,152      1,332,152
Deferred  acquisition  costs,  net  of  accumulated
amortization (notes A
and C)
342,098        357,648
Organization  costs,  net of accumulated amortization
(note A)                                                        -
-
Other assets (note F)
1,874,478      1,425,347
                                                       ----------
---  -------------
                                                       $
25,613,750  $  28,338,532

=============  =============

                         LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
Accounts payable and accrued expenses                   $       -
$       -
Accounts payable - affiliates (note C)
3,985,826      3,035,918
Capital contributions payable (note D)
1,206,768      1,367,195
                                                       ----------
---  -------------

5,192,594      4,403,113
                                                       ----------
---  -------------
PARTNERS' DEFICIT (note A)
Assignor limited partner
Units of limited partnership interest consisting of
22,000,000     authorized     beneficial     assignee
certificates (BAC),  $10 stated value per BAC,
5,000,000 issued to the assignees at March 31,
2000 and 1999
-              -

Assignees
Units  of  beneficial  interest  of  the  limited
partnership interest of the assignor limited partner,
5,000,000 issued and outstanding at
March 31, 2000 and 1999
20,646,624     24,125,744
General partner
(225,468)      (190,325)
                                                       ----------
---  -------------

20,421,156     23,935,419
                                                       ----------
---  -------------
                                                      $
25,613,750   $  28,338,532

=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                             BALANCE SHEETS - CONTINUED

                              March 31, 2000 and 1999


Series 18
                                                       ----------
------------------
                                                            2000
1999
                                                       ----------
---  -------------
                                       ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)                          $
16,650,144  $  18,832,106
OTHER ASSETS
Cash and cash equivalents (notes A and H)
377,094        306,065
Investments (notes A and B)
102,771        230,531
Notes receivable (note E)
-              -
Deferred  acquisition  costs,  net  of  accumulated
amortization (notes A
and C)
257,743        269,156
Organization  costs,  net of accumulated amortization
(note A)                                                        -
-
Other assets (note F)
62,002         56,099
                                                       ----------
---  -------------
                                                      $
17,449,754  $  19,693,957

=============  =============

                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable and accrued expenses                  $        -
$       -
Accounts payable - affiliates (note C)
1,661,937      1,354,989
Capital contributions payable (note D)
18,554         18,554
                                                       ----------
---  -------------

1,680,491      1,373,543
                                                       ----------
---  -------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of
22,000,000     authorized     beneficial     assignee
certificates (BAC),  $10 stated value per BAC,
3,616,200 issued to the assignees at March 31, 2000
and 1999                                                        -
-

Assignees
Units  of  beneficial  interest  of  the  limited
partnership interest of the assignor limited partner,
3,616,200  issued  and  outstanding at March 31, 2000
and 1999
15,921,798     18,447,437
General partner
(152,535)      (127,023)
                                                       ----------
---  -------------

15,769,263     18,320,414
                                                       ----------
---  -------------
                                                       $
17,449,754   $ 19,693,957

=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                             BALANCE SHEETS - CONTINUED

                              March 31, 2000 and 1999


Series 19
                                                       ----------
------------------
                                                            2000
1999
                                                       ----------
---  -------------
                                       ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)                          $
21,836,292  $  23,504,786

OTHER ASSETS
Cash and cash equivalents (notes A and H)
357,052        518,210
Investments (notes A and B)
648,321        894,158
Notes receivable (note E)                                       -
-
Deferred  acquisition  costs,  net  of  accumulated
amortization (notes A and C)
327,825        342,395

Organization  costs,  net of accumulated amortization
(note A)                                                        -
170
Other assets (note F)
14,640         36,457
                                                       ----------
---  -------------
                                                      $
23,184,130  $  25,296,176

=============  =============

                         LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable and accrued expenses                 $
3,408   $      3,408
Accounts payable - affiliates (note C)
872,925      1,111,576
Capital contributions payable (note D)
34,000         34,000
                                                       ----------
---  -------------


910,333      1,148,984
                                                       ----------
---  -------------
PARTNERS' CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of
22,000,000     authorized     beneficial     assignee
certificates (BAC),  $10 stated value per BAC,
4,080,000 issued to the
assignees at March 31, 2000 and 1999                            -
-

Assignees
Units  of  beneficial  interest  of  the  limited
partnership interest
of the assignor limited partner, 4,080,000 issued and
outstanding at March 31, 2000 and 1999
22,401,533     24,256,194
General partner
(127,736)      (109,002)
                                                       ----------
---  -------------

22,273,797     24,147,192
                                                       ----------
---  -------------
                                                      $
23,184,130   $  25,296,176

=============  =============

                         See notes to finacial statements

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                              STATEMENTS OF OPERATIONS

                     Years ended March 31, 2000, 1999 and 1998

                                                            Total
                                         ------------------------
-------------------
                                              2000           1999
1998
                                         -------------  ---------
---    -----------
Income
Interest income                            $  153,788     $
330,414    $  341,565
Other income                                   53,223
28,442           -
                                         -------------  ---------
---    -----------
Total income                                  207,011
358,856       341,565
                                         -------------  ---------
---    -----------
Share of losses from operating limited
partnerships (note A)                     (11,654,615)
(12,121,431)  (13,145,436)
                                         -------------  ---------
---    -----------
Expenses
Professional fees                             235,493
204,715       212,668
Partnership management fee (note C)         2,173,531
2,207,890     2,092,597
Amortization (note A)                          69,065
136,082       229,396
Impairment loss (note A)                          -
345,986           -
General   and  administrative  expenses
(note C)                                      169,206
298,270       403,569
                                         -------------  ---------
---    -----------
                                            2,647,295
3,192,943     2,938,230
                                         -------------  ---------
---    -----------
NET LOSS (note A)                        $(14,094,899)
$(14,955,518) $(15,742,101)
                                         =============
============    ===========
Net loss allocated to general partner    $   (140,950)  $
(149,556) $   (157,421)
                                         =============
============    ===========
Net loss allocated to assignees          $(13,953,949)
$(14,805,962) $(15,584,680)
                                         =============
============    ===========
Net loss per BAC                         $      (0.63)  $
(0.67) $      (0.71)
                                         =============
============    ===========


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF OPERATIONS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
15
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---  -------------
Income
Interest income                          $     16,568    $
179,987   $   172,690
Other income                                   14,516
1,142           -
                                         -------------  ---------
---  -------------
Total income                                   31,084
181,129       172,690
                                         -------------  ---------
---  -------------
Share of losses from operating limited
partnerships (note A)                      (1,847,663)
(2,095,754)   (2,428,483)
                                         -------------  ---------
---  -------------
Expenses
Professional fees                              52,114
59,735        51,181
Partnership management fee (note C)           465,704
483,995       468,703
Amortization (note A)                          10,512
10,512        10,512
Impairment loss (note A)                          -
-             -
General   and  administrative  expenses
(note C)                                       32,819
31,120        47,898
                                         -------------  ---------
---  -------------
                                              561,149
585,362       578,294
                                         -------------  ---------
---  -------------

NET LOSS (note A)                        $ (2,377,728)
$(2,499,987)  $(2,834,087)
                                         =============
============  =============
Net loss allocated to general partner    $    (23,777)   $
(25,000)  $   (28,341)
                                         =============
============  =============

Net loss allocated to assignees          $ (2,353,951)
$(2,474,987)  $(2,805,746)
                                         =============
============  =============
Net loss per BAC                         $      (0.61)   $
(0.64)  $     (0.72)
                                         =============
============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF OPERATIONS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
16
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---  -------------
Income
Interest income                         $      46,320   $
64,568  $     60,331
Other income                                    8,090
16,950           -
                                         -------------  ---------
---  -------------
Total income                                   54,410
81,518        60,331
                                         -------------  ---------
---  -------------
Share of losses from operating limited
partnerships (note A)                      (3,135,372)
(3,168,369)   (3,196,773)
                                         -------------  ---------
---  -------------
Expenses
Professional fees                              56,047
48,502        58,798
Partnership management fee (note C)           582,042
586,316       599,941
Amortization (note A)                          16,850
16,850        61,480
Impairment loss (note A)                          -
345,986           -
General   and  administrative  expenses
(note C)                                       42,461
75,062       100,744
                                         -------------  ---------
---  -------------
                                              697,400
1,072,716       820,963
                                         -------------  ---------
---  -------------

NET LOSS (note A)                        $ (3,778,362)  $
(4,159,567) $ (3,957,405)
                                         =============
============  =============
Net loss allocated to general partner    $    (37,784)  $
(41,596) $    (39,574)
                                         =============
============  =============
Net loss allocated to assignees          $ (3,740,578)  $
(4,117,971) $ (3,917,831)
                                         =============
============  =============
Net loss per BAC                         $      (0.69)  $
(0.76) $      (0.72)
                                         =============
============  =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF OPERATIONS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
17
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---  -------------
Income
Interest income                          $     13,632   $
10,025  $     17,342
Other income                                   12,300
-             -
                                         -------------  ---------
---  -------------
Total income                                   25,932
10,025        17,342
                                         -------------  ---------
---  -------------
Share of losses from operating limited
partnerships (note A)                      (2,934,896)
(2,964,858)   (2,857,430)
                                         -------------  ---------
---  -------------
Expenses
Professional fees                              49,816
43,970        39,610
Partnership management fee (note C)           501,485
486,792       498,103
Amortization (note A)                          15,550
26,353        63,054
Impairment loss (note A)                          -
-             -
General   and  administrative  expenses
(note C)                                       38,448
92,731       111,555
                                         -------------  ---------
---  -------------
                                              605,299
649,846       712,322
                                         -------------  ---------
---  -------------

NET LOSS (note A)                        $ (3,514,263)  $
(3,604,679) $ (3,552,410)
                                         =============
============  =============
Net loss allocated to general partner    $    (35,143)  $
(36,047) $    (35,524)
                                         =============
============  =============
Net loss allocated to assignees          $ (3,479,120)  $
(3,568,632) $ (3,516,886)
                                         =============
============  =============
Net loss per BAC                         $      (0.70)  $
(0.71) $      (0.70)
                                         =============
============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF OPERATIONS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
18
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---  -------------
Income
Interest income                          $     16,473   $
25,749  $     34,155
Other income                                    2,550
10,350           -
                                         -------------  ---------
---  -------------
Total income                                   19,023
36,099        34,155
                                         -------------  ---------
---  -------------
Share of losses from operating limited
partnerships (note A)                      (2,164,126)
(2,073,909)   (2,589,608)
                                         -------------  ---------
---  -------------
Expenses
Professional fees                              36,901
27,649        31,410
Partnership management fee (note C)           331,660
326,762       347,356
Amortization (note A)                          11,413
30,185        42,168
Impairment loss (note A)                          -
-             -
General   and  administrative  expenses
(note C)                                       26,074
68,865        88,310
                                         -------------  ---------
---  -------------
                                              406,048
453,461       509,244
                                         -------------  ---------
---  -------------

NET LOSS (note A)                        $ (2,551,151)  $
(2,491,271) $ (3,064,697)
                                         =============
============  =============
Net loss allocated to general partner    $    (25,512)  $
(24,913) $    (30,647)
                                         =============
============  =============
Net loss allocated to assignees          $ (2,525,639)  $
(2,466,358) $ (3,034,050)
                                         =============
============  =============
Net loss per BAC                         $      (0.70)  $
(0.68) $      (0.84)
                                         =============
============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF OPERATIONS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
19
                                        -------------------------
-----------------
                                              2000           1999
1998
                                        -------------  ----------
--  -------------
Income
Interest income                         $      60,795   $
50,085  $     57,047
Other income                                   15,767
-             -
                                         -------------  ---------
---  -------------
Total income                                   76,562
50,085        57,047
                                         -------------  ---------
---  -------------
Share of losses from operating limited
partnerships (note A)                      (1,572,558)
(1,818,541)   (2,073,142)
                                         -------------  ---------
---  -------------
Expenses
Professional fees                              40,615
24,859        31,669
Partnership management fee (note C)           292,640
324,025       178,494
Amortization (note A)                          14,740
52,182        52,182
Impairment loss (note A)                          -
-             -
General   and  administrative  expenses
(note C)                                       29,404
30,492        55,062
                                         -------------  ---------
---  -------------
                                              377,399
431,558       317,407
                                         -------------  ---------
---  -------------
NET LOSS (note A)                        $ (1,873,395)  $
(2,200,014) $ (2,333,502)
                                         =============
============  =============
Net loss allocated to general partner    $    (18,734)  $
(22,000) $    (23,335)
                                         =============
============  =============
Net loss allocated to assignees          $ (1,854,661)  $
(2,178,014) $ (2,310,167)
                                         =============
============  =============
Net loss per BAC                         $      (0.45)  $
(0.53) $      (0.57)
                                         =============
============  =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                     Years ended March 31, 2000, 1999 and 1998


Unrealized
                                                      gain (loss)
in

securities
                                            General    available
for
          Total             Assignees       partner      sale,
net        Total
------------------------  -------------  ------------- ----------
---  -------------

Partners'  capital
(deficit)
March 31, 1997           $ 136,032,541   $   (534,681) $
(2,486) $ 135,495,374

Net change in unrealized
gain (loss) on securities
available for sale                 -              -
2,486          2,486

Net loss                   (15,584,680)      (157,421)          -
(15,742,101)
                          -------------  ------------- ----------
---  -------------

Partners'   capital
(deficit),
March 31, 1998             120,447,861       (692,102)          -
119,755,759

Net loss                   (14,805,962)      (149,556)          -
(14,955,518)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 1999             105,641,899       (841,658)          -
104,800,241

Net loss                   (13,953,949)      (140,950)          -
(14,094,899)
                          -------------  ------------- ----------
---  -------------

Partners'  capital
(deficit),
March 31, 2000           $  91,687,950   $   (982,608) $        -
$ 90,705,342
                          =============  =============
=============  =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED

                     Years ended March 31, 2000, 1999 and 1998


Unrealized
                                                      gain (loss)
in

securities
                                            General    available
for
        Series 15           Assignees       partner      sale,
net        Total
------------------------  -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit)
March 31, 1997           $  17,962,610   $   (154,591) $        -
$ 17,808,019

Net change in unrealized
gain (loss) on securities
available for sale                 -              -             -
-

Net loss                    (2,805,746)       (28,341)          -
(2,834,087)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 1998              15,156,864       (182,932)          -
14,973,932
Net loss                    (2,474,987)       (25,000)          -
(2,499,987)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 1999              12,681,877       (207,932)          -
12,473,945
Net loss                    (2,353,951)       (23,777)          -
(2,377,728)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 2000            $ 10,327,926   $   (231,709)$         -
$ 10,096,217
                          =============  =============
=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED

                     Years ended March 31, 2000, 1999 and 1998


Unrealized
                                                      gain (loss)
in

securities
                                            General    available
for
        Series 16           Assignees       partner      sale,
net        Total
------------------------  -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit)
March 31, 1997            $ 34,166,449    $  (126,206)   $
(628) $  34,039,615

Net change in unrealized
gain (loss) on securities
available for sale                 -              -
628            628

Net loss                    (3,917,831)       (39,574)          -
(3,957,405)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 1998              30,248,618       (165,780)          -
30,082,838

Net loss                    (4,117,971)       (41,596)          -
(4,159,567)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 1999              26,130,647       (207,376)          -
25,923,271

Net loss                    (3,740,578)       (37,784)          -
(3,778,362)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 2000
                         $  22,390,069    $  (245,160)$         -
$  22,144,909
                          =============  =============
=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED

                     Years ended March 31, 2000, 1999 and 1998


Unrealized
                                                      gain (loss)
in

securities
                                           General     available
for
        Series 17           Assignees      partner       sale,
net        Total
------------------------  -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit)
March 31, 1997
                         $  31,211,262    $  (118,754) $        -
$ 31,092,508

Net change in unrealized
gain (loss) on securities
available for sale                 -              -             -
-

Net loss                    (3,516,886)       (35,524)          -
(3,552,410)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 1998              27,694,376       (154,278)          -
27,540,098

Net loss                    (3,568,632)       (36,047)          -
(3,604,679)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 1999              24,125,744       (190,325)          -
23,935,419

Net loss                    (3,479,120)       (35,143)          -
(3,514,263)
                          -------------  ------------- ----------
---  -------------

Partners'     capital
(deficit),
March 31, 2000            $ 20,646,624   $   (225,468) $        -
$ 20,421,156
                          =============  =============
=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED

                     Years ended March 31, 2000, 1999 and 1998


Unrealized
                                                      gain (loss)
in

securities
                                            General    available
for
        Series 18           Assignees       partner      sale,
net        Total
------------------------  -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit)
March 31, 1997            $ 23,947,845    $   (71,463) $
(380)  $ 23,876,002

Net change in unrealized
gain (loss) on securities
available for sale                 -              -
380            380

Net loss                    (3,034,050)       (30,647)          -
(3,064,697)
                          -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit),
March 31, 1998              20,913,795       (102,110)          -
20,811,685

Net loss                    (2,466,358)       (24,913)          -
(2,491,271)
                          -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit),
March 31, 1999              18,447,437       (127,023)          -
18,320,414

Net loss                    (2,525,639)       (25,512)          -
(2,551,151)
                          -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit),
March 31, 2000            $ 15,921,798    $  (152,535) $        -
$ 15,769,263
                          =============  =============
=============  =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL -
CONTINUED

                     Years ended March 31, 2000, 1999 and 1998


Unrealized
                                                      gain (loss)
in

securities
                                            General    available
for
        Series 19           Assignees       partner      sale,
net        Total
------------------------  -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit)
March 31, 1997            $ 28,744,375     $  (63,667)  $
(1,478)  $ 28,679,230

Net change in unrealized
gain (loss) on securities
available for sale                 -              -
1,478          1,478

Net loss                    (2,310,167)       (23,335)          -
(2,333,502)
                          -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit),
March 31, 1998              26,434,208        (87,002)          -
26,347,206

Net loss                    (2,178,014)       (22,000)          -
(2,200,014)
                          -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit),
March 31, 1999              24,256,194       (109,002)          -
24,147,192

Net loss                    (1,854,661)       (18,734)          -
(1,873,395)
                          -------------  ------------- ----------
---  -------------
Partners'     capital
(deficit),
March 31, 2000            $ 22,401,533    $  (127,736) $        -
$ 22,273,797
                          =============  =============
=============  =============

                          See notes to financial statements

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                              STATEMENTS OF CASH FLOWS

                     Years ended March 31, 2000, 1999 and 1998

                                                            Total
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Cash flows from operating activities
Net loss                                 $(14,094,899)
$(14,955,518) $(15,742,101)
Adjustments  to  reconcile  net loss to
net cash
provided   by   (used   in)   operating
activities
Share of losses from operating limited
partnerships                               11,654,615
12,121,431    13,145,436
Distribution  received  from  operating
limited partnerships                          228,597
129,444        38,883
Impairment loss                                   -
345,986           -
Amortization                                   69,065
136,082       229,396
Changes in assets and liabilities
Other assets                                   46,090
(34,180)      (21,176)
Accounts payable and accrued expenses             -
-            (128)
Accounts payable - affiliates               1,988,814
2,681,921     2,123,686
                                         -------------  ---------
---- -------------
Net  cash  provided  by  (used  in)
operating activities                         (107,718)
425,166       (226,004)
                                         -------------  ---------
---- -------------
Cash flows from investing activities
Acquisition   costs   (paid)/reimbursed
(for)/from operating limited partnerships         -
-             -
Capital contributions paid to operating
limited partnerships                           (2,500)
(585,214)     (434,860)
(Advances)/repayments   (to)/from
operating limited partnerships               (527,717)
(533,376)      (31,000)
Purchase   of  investments (net of
proceeds from sale
of investments)                               698,199
733,701    (1,580,320)
                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
investing activities                          167,982
(384,889)   (2,046,180)
                                         -------------  ---------
---- -------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                      60,264
40,277    (2,272,184)

Cash and cash equivalents, beginning        1,693,799
1,653,522     3,925,706
                                         -------------  ---------
---- -------------
Cash and cash equivalents, end           $  1,754,063   $
1,693,799 $  1,653,522
                                         =============
============= =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                            Total
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Supplemental    schedule   of   noncash
investing and financing activities

The   partnership  has  adjusted  its
investment and decreased  its  capital
contribution obligation in operating
limited partnerships for low-income tax
credits not generated.                   $      1,490   $
16,934  $    164,471
                                         =============
============= =============
The  fund  has decreased its investment
in operating limited partnerships for
unpaid capital contributions   due  to
the  operating limited partnership
disposed  of during  the year.           $    160,427   $
-     $       -
                                         =============
============= =============
The  fund  has applied notes receivable
and advances against installments of
capital contributions.                   $        -     $
536,351  $    442,360
                                         =============
============= =============
The fund has increased (decreased) its
investments available for sale for
unrealized gains (losses).               $        -    $
-    $     (2,486)
                                         =============
============= =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
15
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Cash flows from operating activities
Net loss                                 $ (2,377,728)  $
(2,499,987) $ (2,834,087)
Adjustments  to  reconcile  net loss to
net cash provided   by   (used   in)
operating activities
Share of losses from operating limited
partnerships                                1,847,663
2,095,754     2,428,483
Distribution  received  from  operating
limited partnerships                              890
876         3,026
Impairment loss                                   -
-             -
Amortization                                   10,512
10,512        10,512
Changes in assets and liabilities
Other assets                                      (70)
(5,292)       (1,047)
Accounts payable and accrued expenses             -
-               1
Accounts payable - affiliates                 578,629
795,039       548,052
                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
operating activities                           59,896
396,902       154,940
                                         -------------  ---------
---- -------------
Cash flows from investing activities
Acquisition   costs   (paid)/reimbursed
(for)/from operating limited partnerships         -
-             -
Capital contributions paid to operating
limited partnerships                              -
-        (145,068)
(Advances)/repayments (to)/from
operating limited partnerships                (51,144)
(243,707)       25,000
Purchase   of   investments  (net of
proceeds from sale of investments)             (7,139)
(3,028)     (125,000)
                                         -------------  ---------
---- -------------
Net  cash  provided  by  (used  in)
investing activities                          (58,283)
(246,735)     (245,068)
                                         -------------  ---------
---- -------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                       1,613
150,167       (90,128)

Cash and cash equivalents, beginning          306,884
156,717       246,845
                                         -------------  ---------
---- -------------
Cash and cash equivalents, end           $    308,497    $
306,884    $  156,717
                                         =============
============= =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
15
                                         ------------------------
-----------------
                                             2000           1999
1998
                                         -------------  ---------
---- -------------
Supplemental    schedule   of   noncash
investing and financing activities

The   partnership  has  adjusted  its
investment and decreased  its  capital
contribution obligation in
operating limited partnerships for low-
income tax credits not generated.        $      1,490   $
7,613  $      2,522
                                         =============
============= =============

The  fund  has decreased its investment
in operating limited partnerships for
unpaid capital contributions   due  to
the  operating limited partnership
disposed  of  during the year.           $        -      $
-    $        -
                                         =============
============= =============

The  fund  has applied notes receivable
and advances against installments of
capital contributions.                   $        -     $
-    $        -
                                         =============
============= =============

The fund has increased (decreased) its
investments   available  for  sale  for
unrealized gains (losses).               $        -     $
-    $       (628)
                                         =============
============= =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
16
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Cash flows from operating activities
Net loss                                 $ (3,778,362)  $
(4,159,567) $ (3,957,405)

Adjustments  to  reconcile  net loss to
net cash provided   by   (used   in)
operating activities
Share of losses from operating limited
partnerships                                3,135,372
3,168,369     3,196,773
Distribution  received  from  operating
limited partnerships                           96,079
96,961        13,312
Impairment loss                                   -
345,986           -
Amortization                                   16,850
16,850        61,480
Changes in assets and liabilities
Other assets                                    2,804
(6,629)       (2,256)
Accounts payable and accrued expenses            -
-             -
Accounts payable - affiliates                 391,980
491,975       491,985
                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
operating ctivities                          (135,277)
(46,055)     (196,111)
                                         -------------  ---------
---- -------------
Cash flows from investing activities
Acquisition   costs   (paid)/reimbursed
(for)/from operating limited partnerships          -
-             -
Capital contributions paid to operating
limited partnerships                           (2,500)
(1,500)       (9,914)
(Advances)/repayments (to)/from
operating limited partnerships                    -
(54,861)      (56,000)
Purchase   of   investments   (net
of proceeds from sale of investments)         231,741
116,309      (721,841)
                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
investing activities                          229,241
59,948      (787,755)
                                         -------------  ---------
---- -------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                      93,964
13,893      (983,866)

Cash and cash equivalents, beginning          213,451
199,558     1,183,424
                                         -------------  ---------
---- -------------
Cash and cash equivalents, end           $    307,415   $
213,451   $   199,558
                                         =============
============= =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
16
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Supplemental    schedule   of   noncash
investing and financing activities

The   partnership  has  adjusted  its
investment and decreased  its  capital
contribution obligation in
operating limited partnerships for low-
income tax credits not generated.        $         -    $
1,305  $          -
                                         =============
============= =============

The  fund  has decreased its investment
in operating limited partnerships for
unpaid capital contributions   due  to
the  operating limited partnership
disposed  of  during  the year.          $        -     $
-  $          -
                                         =============
============= =============

The  fund  has applied notes receivable
and advances against installments of
capital contributions.                   $         -    $
-  $          -
                                         =============
============= =============

The fund has increased (decreased) its
investments available for sale for
unrealized gains (losses).               $         -    $
-  $          -
                                         =============
============= =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
17
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Cash flows from operating activities
Net loss                                 $ (3,514,263)  $
(3,604,679) $ (3,552,410)
Adjustments  to  reconcile  net loss to
net cash provided   by   (used   in)
operating activities
Share of losses from operating limited
partnerships                                2,934,896
2,964,858     2,857,430
Distribution  received  from  operating
limited partnerships                           17,856
23,724        11,343
Impairment loss                                    -
-             -
Amortization                                   15,550
26,353        63,054
Changes in assets and liabilities
Other assets                                    6,915
9,105        (2,017)
Accounts payable and accrued expenses             -
-             -
Accounts payable - affiliates                 949,908
876,612       565,374
                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
operating activities                          410,862
295,973       (57,226)
                                         -------------  ---------
---- -------------
Cash flows from investing activities
Acquisition   costs   (paid)/reimbursed
(for)/from operating limited partnerships        -
-             -
Capital contributions paid to operating
limited partnerships                             -
-         (93,935)
(Advances)/repayments     (to)/from
operating limited partnerships               (456,046)
(234,808)          -
Purchase   of   investments   (net   of
proceeds from sale of investments)            100,000
(100,000)          -
                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
investing activities                         (356,046)
(334,808)      (93,935)
                                         -------------  ---------
---- -------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                      54,816
(38,835)     (151,161)

Cash and cash equivalents, beginning          349,189
388,024       539,185
                                         -------------  ---------
---- -------------
Cash and cash equivalents, end           $    404,005   $
349,189   $   388,024
                                         =============
============= =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
17
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Supplemental    schedule   of   noncash
investing and financing activities

The   partnership  has  adjusted  its
investment and decreased  its  capital
contribution obligation in
operating limited partnerships for low-
income tax credits not generated.        $         -    $
-    $    161,949
                                         =============
============= =============

The  fund  has decreased its investment
in operating limited partnerships for
unpaid capital contributions   due  to
the  operating limited partnership
disposed  of  during  the year.          $    160,427   $
-    $        -
                                         =============
============= =============

The  fund  has applied notes receivable
and advances against   installments
of   capital contributions.              $        -     $
-    $    221,180
                                         =============
============= =============

The fund has increased (decreased) its
investments   available  for  sale  for
unrealized gains (losses).               $        -     $
-    $        -
                                         =============
============= =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
18
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Cash flows from operating activities
Net loss                                 $ (2,551,151)  $
(2,491,271) $ (3,064,697)
Adjustments  to  reconcile  net loss to
net cash provided   by   (used   in)
operating activities
Share of losses from operating limited
partnerships                                2,164,126
2,073,909     2,589,608
Distribution  received  from  operating
limited partnerships                           17,836
7,570         2,469

Impairment loss                                   -
-             -
Amortization                                   11,413
30,185        42,168
Changes in assets and liabilities
Other assets                                   14,624
(11,475)       (2,990)
Accounts payable and accrued expenses             -
-            (129)
Accounts payable - affiliates                 306,948
306,948       306,927
                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
operating activities                          (36,204)
(84,134)     (126,644)
                                         -------------  ---------
---- -------------
Cash flows from investing activities
Acquisition   costs   (paid)/reimbursed
(for)/from operating  limited partnerships         -
-             -
Capital contributions paid to operating
limited partnerships                               -
(154,714)      (38,320)
(Advances)/repayments (to)/from
operating limited partnerships                (20,527)
-             -
Purchase   of   investments   (net   of
proceeds from sale of investments)            127,760
243,469      (300,001)

                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
investing activities                          107,233
88,755      (338,321)
                                         -------------  ---------
---- -------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                      71,029
4,621      (464,965)

Cash and cash equivalents, beginning          306,065
301,444       766,409
                                         -------------  ---------
---- -------------
Cash and cash equivalents, end           $    377,094   $
306,065  $    301,444
                                         =============
============= =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
18
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Supplemental    schedule   of   noncash
investing and financing activities

The   partnership  has  adjusted  its
investment and
decreased  its  capital  contribution
obligation in operating limited
partnerships for low-income tax
credits not generated.                   $        -      $
8,016  $        -
                                         =============
============= =============
The  fund  has decreased its investment
in operating  limited  partnerships  for
unpaid capital contributions due to the
operating limited partnership
disposed of during the year.             $        -     $
-    $        -
                                         =============
============= =============
The  fund  has applied notes receivable
and advances against installments of
capital contributions.                   $        -     $
536,351  $        -
                                         =============
============= =============
The fund has increased (decreased) its
investments available for sale for
unrealized gains (losses).               $        -     $
-    $       (380)
                                         =============
============= =============


                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
19
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Cash flows from operating activities
Net loss                                 $ (1,873,395)  $
(2,200,014) $ (2,333,502)
Adjustments  to  reconcile  net loss to
net    cash  provided  by  (used  in)
operating activities
Share of losses from operating limited
partnerships                                1,572,558
1,818,541     2,073,142
Distribution  received  from  operating
limited partnerships                           95,936
313         8,733
Impairment loss                                   -
-             -
Amortization                                   14,740
52,182        52,182
Changes in assets and liabilities
Other assets                                   21,817
(19,889)      (12,866)
Accounts payable and accrued expenses             -
-             -
Accounts payable - affiliates                (238,651)
211,347       211,348
                                         -------------  ---------
---- -------------
Net    cash  provided  by  (used  in)
operating activities                         (406,995)
(137,520)         (963)
                                         -------------  ---------
---- -------------
Cash flows from investing activities
Acquisition   costs   (paid)/reimbursed
(for)/from operating limited partnerships          -
-             -
Capital contributions paid to operating
limited partnerships                               -
(429,000)     (147,623)
(Advances)/repayments (to)/from
operating limited partnerships                     -
-             -
Purchase of investments (net of
proceeds from sale of investments)             245,837
476,951      (433,478)
                                         -------------  ---------
---- -------------
Net cash used in investing activities         245,837
47,951      (581,101)
                                         -------------  ---------
---- -------------
NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                    (161,158)
(89,569)     (582,064)

Cash and cash equivalents, beginning          518,210
607,779     1,189,843
                                         -------------  ---------
---- -------------
Cash and cash equivalents, end           $    357,052   $
518,210  $    607,779
                                         =============
============= =============

                                  (continued)

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                        STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended March 31, 2000, 1999 and 1998

                                                          Series
19
                                         ------------------------
------------------
                                              2000           1999
1998
                                         -------------  ---------
---- -------------
Supplemental    schedule   of   noncash
investing and financing activities

The   partnership  has  adjusted  its
investment and decreased its
capital contribution obligation in
operating limited partnerships for low-
income tax credits not generated.        $        -     $
-    $        -
                                         =============
============= =============

The  fund  has decreased its investment
in operating  limited  partnerships  for
unpaid capital contributions due to the
operating limited partnership disposed
disposed of during the year.             $        -     $
-    $        -
                                         =============
============= =============

The  fund  has applied notes receivable
and advances against installments
of capital contribution.                 $        -     $
-    $    221,180
                                         =============
============= =============

The fund has increased (decreased) its
investments available for sale for
unrealized gains (losses).               $        -     $
-    $     (1,478)
                                         =============
============= =============

                         See notes to finacial statements

PAGE>


                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                            NOTES TO FINANCIAL STATEMENTS

                            March 31, 2000, 1999 and 1998



            NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING
                POLICIES

               Boston  Capital  Tax  Credit  Fund III L.P. (the
fund ) was
               formed  under the laws of the State of Delaware on
September
               19,  1991,  for  the  purpose  of  acquiring,
holding,  and
               disposing  of  limited  partnership  interests  in
operating
               l i mited  partnerships  which  were  to  acquire,
develop,
               rehabilitate, operate and own newly constructed,
existing or
               rehabilitated  apartment  complexes  which
qualified for the
               Low-Income  Housing Tax Credit established by the
Tax Reform
               Act  of  1986.  Certain  of  the  apartment
complexes  also
               qualified  for  the  Historic  Rehabilitation Tax
Credit for
               their  rehabilitation  of  a  certified  historic
structure;
               accordingly,  the  apartment  complexes are
restricted as to
               rent  charges  and  operating methods and are
subject to the
               provisions  of Section 42(g)(2) of the Internal
Revenue Code
               relating  to  the  Rehabilitation  Investment
Credit.   The
               general partner of the fund is Boston Capital
Associates III
               L.P. and the limited partner is BCTC III Assignor
Corp. (the
                assignor limited partner ).

               Pursuant  to  the  Securities  Act of 1933, the
fund filed a
               Form  S-11  Registration  Statement  with the
Securities and
               Exchange  Commission,  effective  January  24,
1992,  which
               covered  the  offering (the  Public Offering ) of
the fund s
               beneficial  assignee  certificates  (  BACs  )
representing
               assignments  of  units  of  the  beneficial
interest of the
               l i mited  partnership  interest  of  the
assignor  limited
               partner.   The fund originally registered
20,000,000 BACs at
               $10  per  BAC  for sale to the public in one or
more series.
               An  additional 2,000,000 BACS at $10 per BAC were
registered
               for sale to the public in one or more series on
September 4,
               1994.    BACs  sold  in  bulk were offered to
investors at a
               reduced cost per BAC.

               The BACs issued and outstanding in each series at March 31,
               2000 and 1999 are as follows:

              Series 15
3,870,500
              Series 16
5,429,402
              Series 17
5,000,000
              Series 18
3,616,200
              Series 19
4,080,000
                                                               --
--------
              Total
21,996,102

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

                            March 31, 2000, 1999 and 1998




            NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING
                POLICIES (Continued)

            Investments in Operating Limited Partnerships
            ---------------------------------------------
            The  fund  accounts  for  its  investments in
operating limited
            partnerships  using the equity method, whereby the
fund adjusts
            its  investment  cost  for  its share of each
operating limited
            partnership  s  results of operations and for any
distributions
            received   or  accrued.    However,  the  fund
recognizes  the
            individual  operating  limited partnership s losses
only to the
            extent that the fund s share of losses of the
operating limited
            partnerships  does  not  exceed  the  carrying
amount  of  its
            investment.    Unrecognized  losses  are  suspended
and offset
            against   future  individual  operating  limited
partnership=s
            income.

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

            The operating limited partnerships maintain their financial statements based on a calendar year and the fund utilizes a
            March 31 year-end. The fund records losses and income from the operating limited partnerships on a calendar year basis which is not materially different from losses and income generated if the operating limited partnerships utilized a March 31 year-
            end.

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

                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998


            NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING
                POLICIES (Continued)


            Organization Costs
            ------------------
            Initial organization and offering expenses, common to all
            Series, were allocated on a percentage of equity raised to each series.

            Organization costs were amortized on the straight-line method over 60 months. Accumulated amortization as of March 31, 2000 and 1999 is as follows:

                                                         2000
1999
                                                     ---------
----------
              Series 15                              $ 167,077
$  167,077
              Series 16                                227,910
227,910
              Series 17                                205,888
205,888
              Series 18                                150,296
150,296
              Series 19                                183,258
183,088
                                                     ---------
----------
                                                     $ 934,429
$  934,259
                                                     =========
==========

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

                            March 31, 2000, 1999 and 1998



            NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING
                POLICIES (Continued)


            Deferred Acquisition Costs (Continued)
            --------------------------
            Accumulated amortization as of March 31, 2000 and 1999 is as follows:

                                                          2000
1999
                                                      ----------
----------
              Series 15                               $   52,658
$   42,146
              Series 16                                   84,258
67,408
              Series 17                                   85,652
70,102
              Series 18                                   57,196
45,783
              Series 19                                   70,394
55,654
                                                      ----------
----------
                                                      $  350,158
$  281,093
                                                      ==========
==========


            Selling Commissions and Registration Costs
            ------------------------------------------
            Selling commissions paid in connection with the public offering are charged against the assignees capital upon admission of investors as assignees. Registration costs associated with the public offering are charged against assignees capital as
            incurred.

            Income Taxes
            -------------
            No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

            Cash Equivalents
            ----------------
            Cash equivalents include repurchase agreements, money market accounts and certificates of deposit having original maturities at  date  of acquisition of three months or less.
The carrying
            value approximates fair value because of the short maturity of these instruments.

                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998





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

            Net Income (Loss) per Beneficial Assignee Certificate
            -----------------------------------------------------
            Net  income  (loss) per beneficial assignee
partnership unit is
            calculated  based  upon  the number of units
outstanding during
            the  year.    The  number  of units in each series at
March 31,
            2000, 1999 and 1998 are as follows:


2000, 1999

and 1998
                                                                -
---------
              Series 15
3,870,500
              Series 16
5,429,402
              Series 17
5,000,000
              Series 18
3,616,200
              Series 19
4,080,000

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

                            March 31, 2000, 1999 and 1998



          NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING
                  POLICIES (Continued)

            Use of Estimates
            ----------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            Recent Accounting Pronouncements
            --------------------------------
            In  June  1999, the Financial Accounting Standards
Board (FASB)
            issued Statement of Financial Accounting  Standards
(SFAS)  No.
            136,  Transfers  of  Assets  to  a  Non-For-Profit
Organization
            or  Charitable  Trust  that   Raises   or   Holds
Contributions
            for   Others,  and   in   June   1999,  the  FASB
issued  SFAS
            No.  137,   "Accounting   for   Derivative
Instruments    and
            Hedging Activities - Deferral of the Effective Date of SFAS No.
            133."

            SFAS No. 136 is generally effective for periods beginning after
            December 15, 1999 and SFAS 137 is effective upon issuance in
            June 1999.

            The fund does not have any derivative or hedging activities and is  not  a  non-for-profit  organization.
Consequently, these
            pronouncements are not expected to have an effect on the fund s financial statements.

          NOTE B - INVESTMENTS HELD TO MATURITY

            At March 31, 2000, the amortized cost and fair market value of investments are as follows:


Fair
                                                       Amortized
market
                                                         cost
value
                                                      ----------
----------
              Certificates of deposit                 $1,538,967
$1,538,967
                                                      ==========
==========


            The amortized cost and fair market value of investments by maturity at March 31, 2000 are shown below.

Fair
                                                       Amortized
market
                                                         cost
value
                                                      ----------
----------
              Due in one year or less                 $1,538,967
$1,538,967
                                                      ==========
==========

                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998



          NOTE B - INVESTMENTS HELD TO MATURITY (Continued)

            At March 31, 1999, the amortized cost and fair market value of investments are as follows:


Fair
                                                       Amortized
market
                                                         cost
value
                                                      ----------
----------
              Certificates of deposit                 $2,237,166
$2,237,166
                                                      ==========
==========

            The amortized cost and fair market value of investments by maturity at March 31, 1999 is shown below.


Fair
                                                       Amortized
market
                                                         cost
value
                                                      ----------
----------
              Due in one year or less                 $2,237,166
$2,237,166
                                                      ==========
==========

            In  selecting  investments  to  purchase  and sell,
the general
            partner and its advisors stringently monitor the
ratings of the
            investments  and  safety  of  principal.    The
rates  for the
            investments held during the years ended March 31, 2000 and 1999 ranged from 4.75% to 5.65%.

          NOTE C - RELATED PARTY TRANSACTIONS

            During  the years ended March 31, 2000, 1999 and
1998, the fund
            entered  into  several  transactions with various
affiliates of
            the  general  partner, including Boston Capital
Partners, Inc.,
            Boston  Capital Services, Inc., Boston Capital
Holdings Limited
            Partnership  and   Boston   Capital  Asset
Management  Limited
            Partnership, as follows:

            Boston Capital Asset Management Limited Partnership
is entitled
            to  an annual fund management fee based on .5% of the
aggregate
            cost  of  all  apartment  complexes  acquired  by the
operating
            limited  partnerships,  less  the amount of certain
partnership
            management  and reporting fees paid or payable by the
operating
            limited  partnerships.   The aggregate cost is
comprised of the
            capital  contributions  made  by  each  series to the
operating
            limited  partnership  and 99% of the permanent
financing at the
            operating   limited   partnership   level.    The
annual  fund
            management fee charged to operations, net of reporting fees, during the years ended March 31, 2000, 1999 and 1998 by series, is as follows:

                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998


          NOTE C - RELATED PARTY TRANSACTIONS (Continued)

                                              2000       1999
1998
                                           ---------- ----------
----------
              Series 15                    $  465,704 $  483,995
$  468,703
              Series 16                       582,042    586,316
599,941
              Series 17                       501,485    486,792
498,103
              Series 18                       331,660    326,762
347,356
              Series 19                       292,640    324,025
178,494
                                           ---------- ----------
----------
                                           $2,173,531 $2,207,890
$2,092,597
                                           ========== ==========
==========

            General and administrative expenses incurred by Boston Capital
            Partners, Inc., Boston Capital Holdings Limited
Partnership and
            Boston Capital Asset Management Limited Partnership during the years ended March 31, 2000, 1999 and 1998 charged to each
            series= operations are as follows:

                                              2000       1999
1998
                                            ---------  ---------
---------
              Series 15                    $   18,416 $   24,872
$   28,999
              Series 16                        29,155     22,980
37,410
              Series 17                        19,528     18,499
32,015
              Series 18                        19,217     12,344
24,038
              Series 19                        15,710     14,070
24,534
                                           ---------- ----------
----------
                                           $  102,026 $   92,765
$  146,996
                                           ========== ==========
==========

            Accounts  payable  -  affiliates  at  March  31,
2000 and 1999
            represents  fund  management  fees  and  an
operating  limited
            partnership  advance  which are payable to Boston
Capital Asset
            Management  Limited  Partnership.    The  carrying
value of the
            accounts payable - affiliates approximates fair value.

                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998


          NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

            At  March  31,  2000,  1999  and  1998  the  fund
has  limited
            partnership  interests  in operating limited
partnerships which
            own  or are constructing operating apartment
complexes.  During
            2000,  the  partnership  disposed  of  a portion of
its limited
            partnership   interest   in   one   of  the
operating  limited
            partnerships  owned  in  Series  17.    The number of
operating
            limited partnerships in which the fund has limited partnership interests at March 31, 2000, 1999 and 1998 by series are as follows:

                                              2000       1999
1998
                                            ---------  ---------
---------
              Series 15                            68         68
68
              Series 16                            64         64
64
              Series 17                            49         49
49
              Series 18                            34         34
34
              Series 19                            26         26
26
                                            ---------  ---------
---------
                                                  241        241
241
                                            =========  =========
=========

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

            The contributions payable to operating limited partnerships at
            March 31, 2000 and 1999 by series are as follows:

                                                          2000
1999
                                                      ----------
-----------
              Series 15                               $   32,922
$    32,922
              Series 16                                  140,006
142,506
              Series 17                                1,206,768
1,367,195
              Series 18                                   18,554
18,554
              Series 19                                   34,000
34,000
                                                      ----------
-----------
                                                      $1,432,250
$ 1,595,177
                                                      ==========
===========

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

NOTE D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The fund's investments in operating limited partnerships at March 31, 2000 are summarized as follows:

                                           Total      Series 15
Series 16
                                       ------------- -----------
------------

   Capital  contributions  paid and to
   be    paid  to  operating  limited
   partnerships,  net  of tax credit
   adjusters                           $161,393,279   $28,914,509
$ 40,188,710

   Acquisition  costs  of  operating
   limited partnerships                  19,334,149     2,988,162
4,460,782


   Syndication  costs from operating
   limited partnerships                     (56,632)        -
-

   Cumulative    cash   flows   from
   operating limited partnerships          (438,878)
(14,614)    (217,434)


   Impairment  loss in investment in
   operating limited partnerships          (345,986)        -
(345,986)

   Cumulative  losses from operating
   limited partnerships                  (83,510,977)
(19,594,331) (20,152,296)
                                       -------------  -----------
-----------
   Investment  in  operating limited
   partnerships per balance sheets        96,374,955   12,293,726
23,933,776

   The  fund  has  recorded  capital
   contributions  to  the  operating
   limited   partnerships  during  the
   year  ended  March  31,  2000 which
   have   not  been  included  in  the
   partnership's    capital    account
   including in the operating limited
   partnerships'  financial statements
   as  of  December 31, 1999 (see note
   A)                                    (2,436,846) (1,033,765)
(182,371)

   The  fund  has recorded acquisition
   costs  at March 31, 2000 which have
   not been recorded in the net assets
   of     the    operating    limited
   partnerships (see note A)             (3,680,235)   (399,087)
(788,200)

   Cumulative  losses  from  operating
   limited  partnerships for the three
   months  ended  March 31, 2000 which
   the operating limited partnerships
   have  not included in their capital
   as  of  December  31,  1999  due to
   different year ends (see note A)       2,827,341     472,214
631,571


                  Boston Capital Tax Credit Fund III L.P -.
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

                                            Total     Series 15
Series 16
                                        -----------  -----------
------------
   Equity  in loss of operating limited
   partnerships  not recognizable under
   the equity method of accounting       (2,924,972)  (1,718,388)
(797,247)

   The  fund  has  recorded  low-income
   housing  tax  credit  adjusters  not
   recorded    by   operating   limited
   partnerships (see note A)              1,146,914      287,627
153,941

   Impairment  loss in investment in
   operating limited partnerships           345,986          -
345,986

   Other                                    190,888        7,013
(86,516)
                                        -----------  -----------
------------
   Equity   per   operating   limited
   partnerships'   combined   financial
   statements                           $91,844,031  $ 9,909,340
$23,210,940
                                        ===========  ===========
============

                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The  fund's  investments  in operating limited partnerships at
March 31, 2000
   are summarized as follows:
                                          Series 17     Series 18
Series 19
                                        ------------- -----------
-  ------------
   Capital  contributions  paid and to
   be    paid  to  operating  limited
   partnerships,  net  of  tax credit
   adjusters                              $36,357,883
$26,416,737  $29,515,440

   Acquisition  costs  of  operating
   limited partnerships                     4,564,870
3,587,531    3,732,804

   Syndication  costs from operating
   limited partnerships                           -
(56,632)         -

   Cumulative    cash   flows   from
   operating limited partnerships             (60,168)
(38,291)    (108,371)

   Impairment  loss in investment in
   operating limited partnerships                 -            -
-

   Cumulative  losses from operating
   limited partnerships                   (19,201,568)
(13,259,201) (11,303,581)
                                        ------------- -----------
-  ------------
   Investment  in  operating limited
   partnerships per
      balance sheets                       21,661,017
16,650,144   21,836,292

   The  fund  has  recorded  capital
   contributions  to  the  operating
   limited   partnerships  during  the
   year  ended  March  31,  2000 which
   have   not  been  included  in  the
   partnership's    capital    account
   including  in the operating limited
   partnerships'  financial statements
   as  of  December 31, 1999 (see note
   A)                                      (1,029,507)
(76,233)    (114,970)

   The  fund  has recorded acquisition
   costs  at March 31, 2000 which have
   not been recorded in the net assets
   of     the     operating    limited
   partnerships (see note A)               (1,470,824)
(387,564)    (634,560)

   Cumulative  losses  from  operating
   limited  partnerships for the three
   months  ended  March 31, 2000 which
   the operating limited partnerships
   have  not included in their capital
   as  of  December  31,  1999  due to
   different year ends (see note A)           752,440
617,683      353,433


                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

                                          Series 17   Series 18
Series 19
                                         ----------- -----------
------------

   Equity  in loss of operating limited
   partnerships  not recognizable under
   the equity method of accounting         (142,642)   (241,270)
(25,425)

   The  fund  has  recorded  low-income
   housing  tax  credit  adjusters  not
   recorded    by   operating   limited
   partnerships (see note A)                325,636     109,462
270,248

   Impairment  loss in investment in
   operating limited partnerships               -           -
-

   Other                                    125,784      93,102
51,505
                                         ----------- -----------
------------
   Equity   per   operating   limited
   partnerships'   combined   financial
   statements                           $20,221,904 $16,765,324
$21,736,523
                                        =========== ===========
============


                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The  fund's  investments  in  operating limited partnerships at March 31,
   1999 are summarized as follows:
                                           Total     Series 15
Series 16
                                        ----------- -----------
-----------
   Capital  contributions  paid and to
   be    paid  to  operating  limited
   partnerships,  net  of  tax  credit
   adjusters                           $161,553,590  $28,914,393
$40,188,710

   Acquisition  costs  of  operating
   limited partnerships                  19,334,149    2,988,162
4,460,782


   Syndication  costs from operating
   limited partnerships                     (56,632)         -
-

   Cumulative    cash   flows   from
   operating limited partnerships          (210,281)     (13,724)
(121,355)


   Impairment  loss in investment in
   operating limited partnerships          (345,986)         -
(345,986)

   Cumulative  losses from operating
   limited partnerships                 (71,856,362) (17,746,668)
(17,016,924)
                                        -----------  -----------
-----------
   Investment  in  operating limited
   partnerships per balance sheets      108,418,478   14,142,163
27,165,227

   The  fund  has  recorded  capital
   contributions  to  the  operating
   limited   partnerships  during  the
   year  ended  March  31,  1999 which
   have   not  been  included  in  the
   partnership's    capital    account
   including  in the operating limited
   partnerships'  financial statements
   as  of  December 31, 1998 (see note
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

                         March 31, 2000, 1999 and 1998

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

                                            Total       Series 15
Series 16
                                         -----------   ----------
-  -----------
   Equity  in loss of operating limited
   partnerships  not recognizable under
   the equity method of accounting (see
   note A)                                (1,191,728)
(810,192)   (230,216)

   The  fund  has  recorded  low-income
   housing  tax  credit  adjusters  not
   recorded    by   operating   limited
   partnerships (see note A)               1,040,450
296,296     169,028


   Impairment  loss in investment in
   operating limited partnerships            345,986           -
345,986

   Other                                      31,852
11,704      44,516
                                         -----------   ----------
-  -----------

   Equity   per   operating   limited
   partnerships'   combined   financial
   statements                           $105,202,067
$12,657,195  $27,243,035
                                        ============
===========  ===========

                 Boston Capital Tax Credit Fund III L.P. -
                        Series 15 through Series 19

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

                       March 31, 2000, 1999 and 1998

NOTE   D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The  fund's  investments  in operating limited partnerships at
March 31,
   1999 are summarized as follows:
                                        Series 17   Series 18
Series 19
                                       ----------- -----------
-----------
   Capital  contributions  paid and to
   be    paid  to  operating  limited
   partnerships, net  of  tax  credit
   adjusters                           $36,518,310 $26,416,737
$29,515,440

   Acquisition  costs  of  operating
   limited partnerships                  4,564,870   3,587,531
3,732,804

   Syndication  costs from operating
   limited partnerships                        -       (56,632)
-

   Cumulative    cash   flows   from
   operating limited partnerships          (42,312)    (20,455)
(12,435)

   Impairment  loss in investment in
   operating limited partnerships              -           -
-

   Cumulative  losses from operating
   limited partnerships                (16,266,672) (11,095,075)
(9,731,023)
                                       -----------  -----------
-----------
   Investment  in  operating limited
   partnerships per balance sheets      24,774,196   18,832,106
23,504,786

   The  fund  has  recorded  capital
   contributions  to  the  operating
   limited   partnerships  during  the
   year  ended  March  31,  1999 which
   have   not  been  included  in  the
   partnership's    capital    account
   including  in the operating limited
   partnerships'  financial statements
   as  of  December 31, 1998 (see note
   A).                                  (1,006,152)     (86,777)
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

                         March 31, 2000, 1999 and 1998

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

                                          Series 17   Series 18
Series 19
                                         ----------- -----------
-----------

   Equity  in loss of operating limited
   partnerships  not recognizable under
   the equity method of accounting (see
   note A)                                  (18,438)    (132,882)
-

   The  fund  has  recorded  low-income
   housing  tax  credit  adjusters  not
   recorded    by   operating   limited
   partnerships (see note A)                372,983      127,421
74,722

   Impairment  loss in investment in
   operating limited partnerships               -            -
-

   Other                                    (38,764)      70,536
(56,140)
                                        -----------  -----------
-----------
   Equity   per   operating   limited
   partnerships'   combined   financial
   statements                           $23,340,075  $19,040,493
$22,921,269
                                        ===========  ===========
===========


                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 are as follows:

                        COMBINED SUMMARIZED BALANCE SHEETS

                                             Total     Series 15
Series 16
                                          ----------- -----------
-----------
                  ASSETS

   Buildings  and improvements, net of
   accumulated depreciation             $469,862,922  $96,662,668
$106,798,098

   Land                                   28,123,731    6,103,309
5,120,755

   Other assets                           31,753,838    7,157,574
8,398,992
                                        ------------ ------------
------------
                                        $529,740,491 $109,923,551
$120,317,845
                                        ============ ============
============
    LIABILITIES AND PARTNERS' CAPITAL

   Mortgages and construction
        loans payable                   $362,300,260  $84,308,708
$83,448,571

   Accounts payable and accrued
        expenses                          15,658,165    2,723,409
5,256,217

   Other liabilities                      30,616,529    4,486,894
4,011,853
                                        ------------  -----------
-----------
                                         408,574,954   91,519,011
92,716,641
                                        ------------  -----------
-----------
   PARTNERS' CAPITAL
   Boston Capital Tax Credit Fund III,
   L.P.                                   91,844,031    9,909,340
23,210,940

   Other partners                         29,321,506    8,495,200
4,390,264
                                        ------------ ------------
------------
                                         121,165,537   18,404,540
27,601,204
                                        ------------ ------------
------------

                                        $529,740,491 $109,923,551
$120,317,845
                                        ============ ============
============

                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED PARTNERSHIPS
(Continued)

   The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 are as follows:

                     COMBINED SUMMARIZED BALANCE SHEETS -
CONTINUED

                                      Series 17    Series 18
Series 19
                                     ----------  ------------ ---
--------
               ASSETS

   Buildings  and improvements, net
   of accumulated depreciation     $123,770,081  $63,982,485
$78,649,590

   Land                               7,700,365    3,357,967
5,841,335

   Other assets                       7,385,638    4,507,571
4,304,063
                                   ------------  ----------- ----
--------
                                   $138,856,084  $71,848,023
$88,794,988
                                   ============  ===========
===========
      LIABILITIES AND PARTNERS'
               CAPITAL

   Mortgages   and   construction
   loans payable                    $93,099,741  $46,314,219
$55,129,021

   Accounts  payable  and accrued
   expenses                           4,431,890    1,998,671
1,247,978

   Other liabilities                 12,016,332    3,780,501
6,320,949
                                    -----------  ----------- ----
-------
                                    109,547,963   52,093,391
62,697,948
                                    -----------  ----------- ----
-------
   PARTNERS' CAPITAL
   Boston Capital Tax Credit Fund
   III, L.P.                         20,221,904   16,765,324
21,736,523
   Other partners                     9,086,217    2,989,308
4,360,517
                                    -----------  ----------- ----
-------
                                     29,308,121   19,754,632
26,097,040
                                    -----------  ----------- ----
-------
                                   $138,856,084  $71,848,023
$88,794,988
                                    ===========  ===========
===========

                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE   D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The    combined  summarized  balance  sheets  of  the
operating  limited
   partnerships at December 31, 1998 are as follows:

                        COMBINED SUMMARIZED BALANCE SHEETS

                                             Total     Series 15
Series 16
                                          ----------- -----------
-----------
                  ASSETS

   Buildings  and improvements, net of
   accumulated depreciation             $488,263,422
$100,808,021  $110,927,685

   Land                                   28,123,731
6,103,309     5,120,755

   Other assets                           30,555,676
6,775,532     8,101,258
                                        ------------  -----------
-   -----------
                                        $546,942,829
$113,686,862  $124,149,698
                                        ============
============  ============
    LIABILITIES AND PARTNERS' CAPITAL

   Mortgages and construction
        loans payable                   $364,192,180  $84,710,037
$83,671,669

   Accounts payable and accrued
        expenses                          13,865,790    2,380,183
4,537,613

   Other liabilities                      30,476,021    4,510,286
4,255,645
                                          ----------- -----------
-----------
                                         408,533,991   91,600,506
92,464,927
                                          ----------- -----------
-----------
   PARTNERS' CAPITAL
   Boston Capital Tax Credit Fund III,
   L.P.                                  105,202,067   12,657,195
27,243,035
   Other partners                         33,206,771    9,429,161
4,441,736
                                          ----------- -----------
-----------
                                         138,408,838   22,086,356
31,684,771
                                        ------------ ------------
-----------
                                        $546,942,829 $113,686,862
$124,149,698
                                        ============ ============
============

                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           March 31, 2000, 1999 and 1998

NOTE  D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The combined summarized balance sheets of the operating limited partnerships at
   December 31, 1998 are as follows:

                    COMBINED SUMMARIZED BALANCE SHEETS -
CONTINUED

                                     Series 17     Series 18
Series 19
                                    -----------   -----------
-----------
                     ASSETS

   Buildings and improvements, net
   of accumulated depreciation
                                   $128,387,036   $66,692,115
$81,448,565

   Land                               7,700,365     3,357,967
5,841,335

   Other assets                       6,914,439     4,312,321
4,452,126
                                    -----------   -----------
-----------
                                   $143,001,840   $74,362,403
$91,742,026
                                    ===========   ===========
===========
      LIABILITIES AND PARTNERS'
               CAPITAL

   Mortgages   and   construction
   loans payable                    $93,587,027   $46,607,327
$55,616,120

   Accounts  payable  and accrued
   expenses                           3,852,115     1,762,867
1,333,012

   Other liabilities                 11,147,323     3,581,747
6,981,020
                                   ------------   -----------   -
----------
                                    108,586,465    51,951,941
63,930,152
                                   ------------   -----------   -
----------
   PARTNERS' CAPITAL
   Boston Capital Tax Credit Fund
   III, L.P.                         23,340,075    19,040,493
22,921,269

   Other partners                    11,075,300     3,369,969
4,890,605
                                   ------------   -----------
-----------
                                     34,415,375    22,410,462
27,811,874
                                   ------------   -----------
-----------
                                   $143,001,840   $74,362,403
$91,742,026
                                   ============   ===========
===========


                    Boston Capital Tax Credit Fund III L.P. -
                           Series 15 through Series 19

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          March 31, 2000, 1999 and 1998

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The combined summarized statements of operations of the operating limited partnerships at December 31, 1999 are as follows:

                    COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                          Total        Series 15
Series 16
                                       -----------    -----------
-----------
   Revenue
   Rental                              $57,513,717    $12,759,430
$12,361,794
   Interest and other                    3,844,480        400,228
1,524,626
                                       -----------    -----------
-----------
   Expenses                             61,358,197     13,159,658
13,886,420
                                       -----------    -----------
-----------
   Interest                             22,303,977      4,608,190
4,687,856
   Depreciation and amortization        20,166,671      4,381,086
4,765,286
   Taxes and insurance                   7,108,064      1,507,739
1,582,391
   Repairs and maintenance              10,150,882      2,082,436
2,470,168
   Operating expenses                   17,091,605      3,940,527
3,633,133
   Other expenses                        1,624,887        324,919
481,365
                                       -----------    -----------
-----------
                                        78,446,086     16,844,897
17,620,199
                                       -----------    -----------
-----------
   NET LOSS                           $(17,087,889)
$(3,685,239)   $(3,733,779)
                                       ===========    ===========
===========
   Net  loss  allocated  to  Boston
   Capital Tax Credit Fund III L.P.*  $(13,387,859)
$(2,755,859)   $(3,702,403)

   Net   loss  allocated  to  other
   partners                           $ (3,700,030)   $
(929,380)   $   (31,376)
                                       ===========    ===========
===========

  *Amounts include $908,196, $567,031, $124,204, $108,388 and
$25,425 for Series
   15, Series 16, Series 17, Series 18 and Series 19, respectively, of loss not recognized under the equity method of accounting as described in note A.



                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The combined summarized statements of operations of the operating limited partnerships at December 31, 1999 are as follows:

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS -
CONTINUED

                                           Series 17     Series
18    Series 19
                                         -----------   ----------
-   -----------
   Revenue
   Rental                                $14,873,162   $
6,912,114  $10,607,217
   Interest and other                        952,358
557,839      409,429
                                         -----------   ----------
-   -----------
                                          15,825,520
7,469,953   11,016,646
                                         -----------   ----------
-   -----------
   Expenses
   Interest                                6,308,999
2,716,230    3,982,702
   Depreciation and amortization           5,004,953
2,847,749    3,167,597
   Taxes and insurance                     1,683,630
896,292    1,438,012
   Repairs and maintenance                 2,953,925
1,394,818    1,249,535
   Operating expenses                      4,415,118
2,065,380    3,037,447
   Other expenses                            462,872
186,380      169,351
                                         -----------   ----------
-   -----------
                                          20,829,497
10,106,849   13,044,644
                                         -----------   ----------
-   -----------
   NET LOSS                              $(5,003,977)
$(2,636,896) $(2,027,998)
                                         ===========
===========   ===========
   Net  loss  allocated  to  Boston
   Capital Tax Credit Fund III L.P.*     $(3,059,100)
$(2,272,514) $(1,597,983)
                                         ===========
===========   ===========
   Net loss  allocated  to  other
   partners                              $(1,944,877)  $
(364,382) $  (430,015)
                                         ===========
===========   ===========

  *Amounts  include  $908,196,  $567,031,  $124,204,  $108,388 and $25,425 for Series 15,
   Series  16,  Series  17, Series 18 and Series 19,
respectively, of loss not recognized
   under the equity method of accounting as described in note A.


                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The combined summarized statements of operations of the operating limited partnerships at December 31, 1998 are as follows:

                   COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                            Total       Series 15
Series 16
                                         -----------   ----------
-   -----------
   Revenue
   Rental                                 $56,460,857
$12,261,092  $12,467,879
   Interest and other                       3,841,453
611,387    1,012,995
                                         -----------   ----------
-   -----------
                                           60,302,310
12,872,479   13,480,874
                                         -----------   ----------
-   -----------
   Expenses
   Interest                                22,318,349
4,646,024    4,424,705
   Depreciation and amortization           20,581,408
4,559,945    4,764,210
   Taxes and insurance                      7,063,014
1,547,532    1,604,273
   Repairs and maintenance                  9,155,230
2,087,640    2,100,061
   Operating expenses                      16,589,281
3,700,210    3,644,716
   Other expenses                           1,655,027
365,928      360,352
                                         -----------   ----------
-   -----------
                                           77,362,309
16,907,279   16,898,317
                                         -----------   ----------
-   -----------
   NET LOSS                              $(17,059,999)
$(4,034,800) $(3,417,443)
                                         ============
===========  ============
   Net  loss  allocated  to  Boston
   Capital Tax Credit Fund III L.P.*     $(13,000,006)
$(2,672,260) $(3,362,488)
                                         ============
===========  ============
   Net   loss  allocated  to  other
   partners                              $ (4,059,993)
$(1,362,540) $   (54,955)
                                         ============
===========  ============

  *Amounts  include  $576,506, $194,119, $18,438 and $89,512 for series 15, 16,
   17 and 18, respectively, of loss not recognized under the equity method of accounting as described in note A.


                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE   D  -  INVESTMENTS  IN  OPERATING  LIMITED  PARTNERSHIPS
(Continued)

   The combined summarized statements of operations of the operating limited partnerships at December 31, 1998 are as follows:

             COMBINED SUMMARIZED STATEMENTS OF OPERATIONS -
CONTINUED

                                          Series 17    Series 18
Series 19
                                         -----------  -----------
-----------
   Revenue
   Rental
                                        $14,486,904   $ 6,706,086
$10,538,896
   Interest and other                     1,040,774       745,153
431,144
                                         -----------  -----------
-----------
                                         15,527,678     7,451,239
10,970,040
                                         -----------  -----------
-----------
   Expenses
   Interest                               6,201,926     2,704,948
4,340,746
   Depreciation and amortization          5,179,750     2,898,299
3,179,204
   Taxes and insurance                    1,646,905       837,099
1,427,205
   Repairs and maintenance                2,547,323     1,258,927
1,161,279
   Operating expenses                     4,226,997     2,089,928
2,927,430
   Other expenses                           605,134       196,489
127,124
                                         -----------  -----------
-----------
                                         20,408,035     9,985,690
13,162,988
                                         -----------  -----------
------------
   NET LOSS                             $(4,880,357)
$(2,534,451)$(2,192,948)
                                        ============  ===========
============
   Net  loss  allocated  to  Boston
   Capital Tax Credit  Fund III L.P.*   $(2,983,296)
$(2,163,421)$(1,818,541)
                                         ===========  ===========
============
   Net   loss  allocated  to  other
   partners                             $(1,897,061)  $
(371,030) $ (374,407)
                                         ===========  ===========
============
  *Amounts  include $576,506, $194,119, $18,438 and $89,512 for series 15, 16,
   17  and 18, respectively, of loss not recognized under the equity method of
   accounting as described in note A.


                     Boston Capital Tax Credit Fund III L.P -.
                            Series 15 through Series 19

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           March 31, 2000, 1999 and 1998

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The combined summarized statements of operations of the operating limited partnerships at December 31, 1997 are as follows:

                     COMBINED SUMMARIZED STATEMENTS OF OPERATIONS

                                              Total        Series
15    Series 16
                                            -----------   -------
----  ------------
   Revenue
   Rental                                   $54,997,314
$11,479,701  $12,397,732
   Interest and other                         3,230,978
716,763      972,041
                                            -----------   -------
----  ------------
                                             58,228,292
12,196,464   13,369,773
                                            -----------   -------
----  ------------
   Expenses
   Interest                                  21,769,271
4,237,259    4,517,483
   Depreciation and amortization             20,715,617
4,565,875    4,822,894
   Taxes and insurance                        7,235,148
1,531,645    1,575,293
   Repairs and maintenance                    8,474,548
1,901,550    1,952,552
   Operating expenses                        15,972,058
3,392,258    3,451,993
   Other expenses                             3,264,692
400,782      362,011
                                            -----------   -------
----  ------------
                                             77,431,334
16,029,369   16,682,226
                                           ----------     -------
----  ------------
   NET LOSS                                $(19,203,042)
$(3,832,905) $(3,312,453)
                                           ============
===========  ============
   Net  loss  allocated  to  Boston
   Capital Tax Credit Fund III L.P.*       $(13,407,192)
$(2,610,772) $(3,232,870)
                                          ============
===========  ============
   Net   loss  allocated  to  other
   partners                               $ (5,795,850)
$(1,222,133) $   (79,583)
                                          ============
===========  ============

  *Amounts  include  $182,289,  $36,097 and  $43,370  for  series
15,  16 and 18,
   respectively, of loss not recognized under the equity method of accounting as described in note A.


                    Boston Capital Tax Credit Fund III L.P. -
                           Series 15 through Series 19

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          March 31, 2000, 1999 and 1998

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS
(Continued)

   The combined summarized statements of operations of the operating limited partnerships at December 31, 1997 are as follows:

              COMBINED SUMMARIZED STATEMENTS OF OPERATIONS -
CONTINUED

                                          Series 17     Series 18
Series 19
                                         ------------    --------
--   -----------
   Revenue
   Rental                                 $14,340,626
$6,640,259   $10,138,996
   Interest and other                         871,594
302,946       367,634
                                         ------------    --------
--   -----------
                                           15,212,220
6,943,205    10,506,630
                                         ------------    --------
--   -----------
   Expenses
   Interest                                 6,044,149
2,647,759     4,322,621
   Depreciation and amortization            5,199,327
2,956,863     3,170,658
   Taxes and insurance                      1,647,962
871,383     1,608,865
   Repairs and maintenance                  2,364,140
1,226,495     1,029,811
   Operating expenses                       4,579,215
1,706,897     2,841,695
   Other expenses                           1,968,852
404,408       128,639
                                         ------------    --------
--   -----------
                                           21,803,645
9,813,805    13,102,289
                                         ------------    --------
--   -----------
   NET LOSS                               $(6,591,425)
$(2,870,600)  $(2,595,659)
                                         ============
===========   ===========
   Net  loss  allocated  to  Boston
   Capital Tax Credit Fund III L.P.*      $(2,857,430)
$(2,632,978)  $(2,073,142)
                                         ============
============   ===========
   Net   loss  allocated  to  other
   partners                               $(3,733,995)  $
(237,622)  $  (522,517)
                                         ============
============   ===========

  *Amounts  include  $182,289, $36,097 and $43,370 for Series 15,
16 and 18, respectively,
   of loss not recognized under the equity method of accounting as described in note A.


                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998


          NOTE E - NOTES RECEIVABLE

            Notes  receivable at March 31, 2000 and 1999 consist
of advance
            installments  of  capital  contributions  to
operating limited
            partnerships.    The  notes  at  March  31,  2000
and 1999 are
            comprised  of  noninterest  bearing  and interest
bearing notes
            with  rates  ranging  from  3.66%  to prime plus 3%.
Prime was
            9.00%  and  7.75%  as of March 31, 2000 and 1999,
respectively.
            The  notes  receivable  will  be converted to capital
or repaid
            upon  demand  and  are  deemed  to  be  short  term
in nature.
            Therefore, the carrying value of the notes receivable
is deemed
            to  approximate  fair  value.   The notes at March
31, 2000 and
            1999 by series are as follows:

                                                         2000
1999
                                                      ----------
----------
              Series 15                               $   32,170
$   32,170
              Series 16                                        -
-
              Series 17                                1,332,152
1,332,152
              Series 18                                        -
-
              Series 19                                        -
-
                                                      ----------
----------
                                                      $1,364,322
$1,364,322
                                                      ==========
==========

          NOTE F - OTHER ASSETS

            Other assets include cash held by an escrow agent at March 31,
            2000 and 1999. The cash held for the series at March 31, 2000 and 1999 represents capital contributions to be released to the operating limited partnerships when certain criteria are met.
            The escrows held at March 31, 2000 and 1999 by series are as follows:

                                                         2000
1999
                                                      ----------
----------
              Series 15                               $        -
$        -
              Series 16                                        -
-
              Series 17                                   15,097
15,097
              Series 18                                        -
-
              Series 19                                        -
-
                                                      ----------
----------
                                                      $   15,097
$   15,097
                                                      ==========
==========

                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998


          NOTE F - OTHER ASSETS (Continued)

            In  addition,  other  assets include cash advanced to
operating
            limited  partnerships  at March 31, 2000 and 1999
some of which
            are to be applied to capital contributions payable
when certain
            criteria  have  been  met.   The advances at March
31, 2000 and
            1999 by series are as follows:

                                                         2000
1999
                                                      ----------
----------
              Series 15                               $  799,602
$  748,458
              Series 16                                  110,861
110,861
              Series 17                                1,838,343
1,382,297
              Series 18                                   20,527
14,391
              Series 19                                        -
-
                                                      ----------
----------
                                                      $2,769,333
$2,256,007
                                                      ==========
==========

                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
         TAX RETURN

   For  income  tax  purposes,  the fund reports using a December
31, year-end.
   The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 2000 are reconciled as follows:

                                            Total       Series 15
Series 16
                                         -----------   ----------
- ------------
   Net  loss  for financial reporting
   purposes                             $(14,094,899)
$(2,377,728) $(3,778,362)

   Operating limited partnership rents
   received in advances                       30,092       15,553
1,886

   Fund  management fees not deducted
   for tax purposes                        2,023,696      548,052
391,980

   Other                                     696,723       11,615
342,247

   Operating    limited    partnership
   losses not recognized for financial
   reporting   purposes  under  equity
   method of accounting                   (1,727,593)
(908,196)    (567,031)

   Impairment  loss  in  investment in
   operating  limited  partnership not
   deductible for tax purposes               345,986          -
345,986

   Excess  of  tax  depreciation  over
   book    depreciation  on  operating
   limited partnership assets             (1,643,788)
(372,569)    (311,001)

   Difference  due  to fiscal year for
   book purposes and calendar year for
   tax purposes                             (368,431)       4,412
(296,053)
                                         -----------   ----------
- ------------
   Loss  for tax return purposes, year
   ended December 31, 1999              $(14,738,214)
$(3,078,861) $(3,870,348)
                                         ===========
=========== ============

                                      F-64

                    Boston Capital Tax Credit Fund III L.P. -
                           Series 15 through Series 19

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
                  TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31, year-end. The fund's net loss for financial reporting and tax return purposes for the year ended
   March 31, 2000 are reconciled as follows:

                                          Series 17     Series 18
Series 19
                                         -----------   ----------
-    ------------
   Net  loss for financial reporting
   purposes                              $(3,514,263)  $
(2,551,151) $ (1,873,395)

   Operating limited partnership rents
   received in advances                        7,621
3,251         1,781

   Fund management fees not deducted
   for tax purposes                          565,368
306,948       211,348

   Other                                     194,641
127,670        20,550

   Operating    limited    partnership
   losses not recognized for financial
   reporting   purposes  under  equity
   method of accounting                     (124,204)
(102,737)      (25,425)

   Impairment  loss  in  investment in
   operating  limited  partnership not
   deductible for tax purposes                   -              -
-

   Excess  of  tax  depreciation  over
   book    depreciation  on  operating
   limited partnership assets               (458,329)
(201,324)     (300,565)

   Difference  due  to fiscal year for
   book purposes and calendar year for
   tax purposes                              (10,889)
(24,375)      (41,526)
                                         -----------   ----------
--  ------------
   Loss  for tax return purposes, year
   ended December 31, 1999              $ (3,340,055)  $
(2,441,718) $ (2,007,232)
                                         ===========
============  ============

                    Boston Capital Tax Credit Fund III L.P. -
                           Series 15 through Series 19

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
                  TAX RETURN (Continued)

   For income tax purposes, the fund reports using a December 31, year-end. The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                            Total       Series 15
Series 16
                                         -----------   ----------
-   ------------
   Net  loss  for financial reporting
   purposes                             $(14,955,518)
$(2,499,987)  $(4,159,567)

   Operating limited partnership rents
   received in advance                       (13,098)
(2,319)       (1,763)

   Fund  management fees not deducted
   for tax purposes                        2,123,696
548,052       491,980

   Other                                    (202,731)
(182,035)      (28,588)

   Operating    limited    partnership
   losses not recognized for financial
   reporting   purposes  under  equity
   method of accounting                     (878,576)
(576,506)     (194,120)

   Impairment  loss  in  investment in
   operating  limited  partnership not
   deductible for tax purposes               345,986           -
345,986

   Excess  of  tax  depreciation  over
   book    depreciation  on  operating
   limited partnership assets             (1,536,529)
(313,779)     (268,029)

   Difference  due  to fiscal year for
   book purposes and calendar year for
   tax purposes                               64,574
(5,681)       (1,187)
                                         -----------   ----------
-   ------------
   Loss  for tax return purposes, year
   ended December 31, 1998              $(15,052,196)
$(3,032,255)  $(3,815,288)
                                         ===========
===========   ============

                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
         TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
31, year-end.
   The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1999 are reconciled as follows:

                                         Series 17    Series 18
Series 19
                                        -----------  -----------
------------
   Net  loss for financial reporting
   purposes                            $(3,604,679) $(2,491,271)
$(2,200,014)

   Operating limited partnership rents
      received in advance                    7,572       (7,785)
(8,803)

   Fund management fees not deducted
   for tax purposes                        565,368      306,948
211,348

   Other                                   190,811     (183,994)
1,075

   Operating    limited    partnership
   losses not recognized for financial
   reporting   purposes  under  equity
   method of accounting                    (18,438)     (89,512)
-

   Impairment  loss  in  investment in
   operating  limited  partnership not
   deductible for tax purposes                 -            -
-

   Excess  of  tax  depreciation  over
   book    depreciation  on  operating
   limited partnership assets             (465,406)    (162,365)
(326,950)

   Difference  due  to fiscal year for
   book purposes and calendar year for
   tax purposes                             37,455       (5,047)
39,034
                                       ------------ ------------
------------
   Loss  for tax return purposes, year
   ended December 31, 1998             $(3,287,317) $(2,633,026)
$(2,284,310)
                                       ============ ============
============


                     Boston Capital Tax Credit Fund III L.P. -
                            Series 15 through Series 19

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
          TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
31, year-end.  The
   fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                              Total       Series
15      Series 16
                                          -------------  --------
----  ------------
   Net  loss  for financial reporting
   purposes                               $(15,742,101)
$(2,834,087)  $(3,957,405)

   Operating    limited   partnership
   rents received in advance                    (7,368)
(4,270)          692

   Fund  management fees not deducted
   for tax purposes                          2,598,675
548,052       691,980


   Other                                      (582,771)
(332,972)      153,818

   Operating limited partnership losses
   not   recognized   for   financial
   reporting  purposes  under  equity
   method of accounting                       (261,756)
(182,289)      (36,097)

   Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                       (1,496,221)
(214,667)     (258,267)

   Difference  due  to  fiscal year for
   book purposes and calendar year for
   tax purposes                               (480,368)
(1,400)     (185,463)
                                          -------------  --------
----  ------------

   Loss  for  tax return purposes, year
   ended December 31, 1997                $(15,971,910)
$(3,021,633) $ (3,590,742)
                                          =============
============ =============


                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
         TAX RETURN (Continued)

   For  income  tax purposes, the fund reports using a December
31, year-end.
   The fund's net loss for financial reporting and tax return purposes for the year ended March 31, 1998 are reconciled as follows:

                                          Series 17    Series 18
Series 19
                                         -----------  -----------
------------
   Net  loss  for financial reporting
   purposes                             $(3,552,410) $(3,064,697)
$(2,333,502)

   Operating    limited   partnership
   rents received in advance                 (5,707)      23,754
(21,837)

   Fund  management fees not deducted
   for tax purposes                         565,368      381,927
411,348

   Other                                   (779,092)      52,957
322,518

   Operating limited partnership losses
   not   recognized   for   financial
   reporting  purposes  under  equity
   method of accounting                         -        (43,370)
-

   Excess of tax depreciation over book
   depreciation on operating limited
   partnership assets                     (431,032)    (221,050)
(371,205)

   Difference  due  to  fiscal year for
   book  purposes and calendar year for
   tax purposes                              30,564      (39,436)
(284,633)
                                         -----------  -----------
------------
   Loss  for  tax return purposes, year
   ended December 31, 1997              $(4,172,309) $(2,909,915)
$(2,277,311)
                                         ===========  ===========
============


                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
                   INCOME TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At
   March 31, 2000, the differences are as follows:

                                               Total
Series 15          Series 16
                                            -------------     ---
----------     --------------
   Investment in operating limited
   partnerships - tax return December
   31, 1999                                  $ 82,472,728     $
9,104,697     $   20,501,370

   Estimated share of loss for the three
   months  ended March 31, 2000                (2,827,341)
(472,214)          (631,571)

   Add    back    operating    limited
   partnership losses  not  recognized  for
   financial reporting  purposes  under  the
   equity method                                2,924,972
1,718,388            797,247

   Impairment   loss  in  investment  in
   operating limited partnerships                (345,986)
-             (345,986)

   Historic tax credits                         5,333,539
1,852,569                -

   Other                                        8,817,043
90,286          3,612,716
                                            -------------     ---
----------     --------------
   Investment in operating limited
   partnerships - as reported                $ 96,374,955      $
12,293,726     $   23,933,776
                                            =============
=============     ==============


                  Boston Capital Tax Credit Fund III L.P. -
                         Series 15 through Series 19

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                        March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
         INCOME TAX RETURN (Continued)

  The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

                                              Series 17
Series 18        Series 19
                                            -------------     ---
---------      ------------
  Investment in operating limited
  partnerships - tax return December
  31, 1999                                  $ 19,208,491      $
13,823,454      $ 19,834,716

  Estimated share of loss for the three
  months
     ended March 31, 2000                       (752,440)
(617,683)         (353,433)

  Add    back    operating    limited
  partnership losses  not  recognized
  for financial reporting  purposes
  under  the equity method                       142,642
241,270            25,425

  Impairment   loss  in  investment  in
  operating limited partnerships                      -
-                 -

   Historic tax credits                        1,100,310
2,062,333           318,327

   Other                                       1,962,014
1,140,770         2,011,257
                                            -------------     ---
---------      ------------
  Investment in operating limited
     partnerships - as reported             $ 21,661,017      $
16,650,144      $ 21,836,292
                                            =============
============      ============

                    Boston Capital Tax Credit Fund III L.P. -
                           Series 15 through Series 19

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                          March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
         INCOME TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credit taken for income tax purposes. At
   March 31, 1999, the differences are as follows:

                                                Total
Series 15        Series 16
                                           --------------     ---
----------      ------------
        Investment in operating limited
   partnerships - tax return December
   31, 1998                                $   96,931,552      $
12,212,844      $ 24,269,069

   Estimated  share of loss for
   the three months
   ended March 31, 1999                        (2,827,311)
(472,214)         (631,571)

   Add back operating limited partnership
   losses  not  recognized  for financial
   reporting  purposes  under  the equity
   method                                       1,191,728
810,192           230,216

   Impairment  loss  in  investment  in
   operating limited partnerships                (345,986)
-           (345,986)

   Historic tax credits                         5,333,539
1,852,569               -
   Other                                        8,134,956
(261,228)       3,643,499
                                           --------------     ---
----------      ------------
   Investment  in  operating  limited
   partnerships - as reported               $ 108,418,478      $
14,142,163      $ 27,165,227
                                           ==============
=============      ============


                   Boston Capital Tax Credit Fund III L.P. -
                          Series 15 through Series 19

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                         March 31, 2000, 1999 and 1998

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET INCOME (LOSS)
TO
         INCOME TAX RETURN (Continued)

   The difference between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credit taken for income tax purposes. At March 31, 1999, the differences are as follows:

                                               Series 17
Series 18        Series 19
                                            --------------     --
-----------     ------------
        Investment in operating limited
      partnerships - tax return December
      31, 1998                                $ 22,543,720      $
16,163,294     $ 21,742,625

   Estimated  share of loss for the three
   months ended March 31, 1999                    (752,440)
(617,653)        (353,433)

   Add back operating limited partnership
   losses  not  recognized  for financial
   reporting  purposes  under  the equity
   method                                           18,438
132,882              -

   Impairment  loss  in  investment  in
   operating limited partnerships                      -
-                -

   Historic tax credits                          1,100,310
2,062,333          318,327

   Other                                         1,864,168
1,091,250        1,797,267
                                            --------------     --
-----------     ------------
   Investment  in  operating  limited
   partnerships -  as reported                $ 24,774,196      $
18,832,106      $23,504,786
                                            ==============
=============     ============


                      Boston Capital Tax Credit Fund III L.P. -
                             Series 15 through Series 19

                      NOTES TO FINANCIAL STATEMENTS - CONTINUED

                            March 31, 2000, 1999 and 1998




         NOTE H - CASH EQUIVALENTS

         On  March 31, 2000 and 1999, Boston Capital Tax Credit
Fund III
         L.P.  purchased  $1,650,000  and  $849,981  of
securities under
         agreements  to  resell  on  April  3,  2000  and April
1, 1999,
         respectively.    Interest is earned at rates ranging
from 1.95%
         to 4.35% per annum.

         Additionally, cash equivalents of $99,705 and $734,460 as of
         March 31, 2000 and 1999, respectively, include certificates of deposit and money market accounts with interest rates ranging from 1.95% to 2.07% per annum.

         NOTE I - CONTINGENCY

         Glen Place Apartments, an operating limited
partnership, is in
         receipt of a 60-Day letter issued by the  IRS stating
that the
         partnership has not met  certain  IRC  Section 42
requirements.
         The finding was the result of an IRS audit of the
partnership's
         tenant files.  The IRS  has  proposed  an adjustment
that would
         disallow the operating partnership from  utilizing
certain past
         or  future  credits.   The Operating  General Partner is
in the
         process  of filing an appeal to  the  finding  of the
IRS, and
         do  not  anticipate an outcome that will have a material
effect
         on  the  financial statements.    Accordingly,  no
adjustment
         has  been  made  in accompanying financial statements.

Partners
April Gardens Apartments III Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of April Gardens Apartments III Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of April Gardens III Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 2000 on our consideration of the Partnership's internal control structure and a report dated February 3, 2000 on its compliance with laws, regulations, contracts, loan covenants and agreements.

Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1999 and 1998, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 1999 and 1998, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1999 and 1998, taken as a whole.



To the Partners
Autumnwood Limited Partnership

I have audited the accompanying balance sheets of Autumnwood Limited partnership as of December 31, 1999 and 1998 and the related statements of income, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts arid disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumnwood Limited Partnership, as of December 31 1999 and 1998 and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued reports dated March 10. 2000 on my consideration of Autumnwood Limited Partnership's internal control and on its compliance with laws and regulations.

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


To the Partners
Beckwood Manor Eight Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Eight Limited Partnership, RD Project No. 03-009-0710677267 (the Partnership), as of December 31, 1999 and 1998, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Eight Limited Partnership as of December 31, 1999 and 1998, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 28, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.




To the Partners
Buena Vista Apartments, Phase II, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Buena vista Apartments, Phase II, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the accounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena vista Apartments, Phase II, A Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

To the Partners of
Curwensville House Associates
(A Pennsylvania Limited Partnership)


We have audited the accompanying balance sheets of Curwensville House Associates (a Pennsylvania Limited Partnership) as of December 31, 1999 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are
the responsibility of the Partnership's management.   Our
responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curwensville House Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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

To the Partners
East Park Apartments I Limited Partnership
Dilworth, Minnesota


We have audited the accompanying balance sheets of East Park Apartments I Limited Partnership, as of December 31 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion. the financial statements referred to above present fairly, in all material respects, the financial position of East Park Apartments I Limited Partnership as of December 31, 1999 and 1998 and the results of its operations, the changes in partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial Statements taken as a whole.



To the Partners
Graham Housing Associates Limited Partnership
Raleigh, North Carolina

We have audited the accompanying balance sheets of Graham Housing Associates Limited Partnership, as of December 31,1999 and 1998 and the related statements of operations and changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated February 8, 2000 on our consideration of Graham Housing Associates Limited Partnership's internal control structure, compliance with specific requirements applicable to Major HOME Programs and compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report is presented for the purposes of additional analysis and is not a required pant of the financial statements of Graham Housing Associates Limited Partnership.
Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

The Partners
The Hearthside II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheets of The Hearthside II Limited Dividend Housing Association Limited Partnership (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion. the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside II Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity. and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

To the Partners
Laurelwood Apartments, Phase II, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Laurelwood Apartments, Phase II, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurelwood Apartments, Phase II, A Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


To the Partners
Madison Partners Limited Partnership


We have audited the accompanying balance sheets of Madison Partners Limited partnership (a Wisconsin Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Cur responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Partners Limited Partnership as of December 31,1999 and 1998, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
P.D.C. Fifty Five Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Fifty Five Limited Partnership, RD Project No. 03-052-710665737 (the Partnership), as of December 31, 1999 and 1998, and the related, statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December.A31, 1999 and 1998, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended-in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 1, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.


To the Partners
Rio Mimbres II, Ltd.
and USDA Rural Development

We have audited the accompanying balance sheets of Rio Mimbres II, Ltd. (a limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Mimbres II, Ltd. as of December 31,1999 and 1998, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 20, 2000, on our consideration of Rio Mimbres II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

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


To the Partners
University Meadows Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of University Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Developement No 889, as of December 31, 1999 and 1998, and the related statements of profit and toss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Meadows Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and I 998, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2000, on our consideration of the Partnership's internal controls and on its compliance with laws and regulations.


To the Partners of
Virgen del Pozo Limited Partnership

We have audited the accompanying statements of financial position of Virgen del Pozo Limited Partnership, (RRH - 515 Project No.63-016-660477485) as of December 31, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Partnership's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements arc free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virgen del Pozo Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as referred to listed in the table of contents. is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such additional information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.



Partners
Villa del Mar Limited Partnership
San Juan, Puerto Rico

We have audited the accompanying balance sheets of Villa del Mar Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa del Mar Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 2000, on our consideration of the Partnership's internal control structure and a report dated February 3, 2000, on its compliance with laws, regulations, contracts, loan covenants and agreements.

Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1999 and 1998, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 1999 and 1998, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 1999 and 1998, taken as a whole.


To the Partners
1413 Leavenworth Historic Limited Partnership
Omaha, Nebraska


We have audited the accompanying balance sheets of 1413 Leavenworth Historic Limited Partnership (a Nebraska limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1413 Leavenworth Historic Limited Partnership at December 31, 1999 and 1998 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners
Canterfield Manor of Denmark, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Canterfield Manor of Denmark, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



To the Partners
Cass Partners Limited Partnership
6846 PACIFIC STREET, SUITE 100
OMAHA, NEBRASKA 68106
TELEPHONE (402) 558-2598
FAx (402) 558-2914



We have audited the accompanying balance sheets of Cass Partners Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management. as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners of
Clymer Park Associates Limited Partnership
(A Pennsylvania Limited Partnership)


We nave audited the accompanying balance sheets of Clymer Park Associates Limited Partnership (a Pennsylvania Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit),
and cash flows for the years then ended.     These financial
statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the
financial statements.   An audit also includes assessing the
accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In cur opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clymer Partnership Associates Limited Partnership as of
December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on the compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the
basic financial statements.   Such information has been subjected
to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial Statements taken as a whole


To the Partners
Cumberland Wood Associates of Middlesboro, KY, Ltd.
Charlotte, North Carolina

We have audited the accompanying balance sheets of Cumberland Wood Associates of Middlesboro, KY, Ltd. (a Kentucky limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Wood Associates of Middlesboro, KY, Ltd. as of
December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2000, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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


To the Partners
Deer Run Limited Partnership
Kittrell, North Carolina

We have audited the accompanying balance sheets of Deer Run Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Run Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Holly Tree Manor of Holly Hill, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Holly Tree Manor of Holly Hill, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporung the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



To the Partners
Lawrenceville Manor Limited Partnership

I have audited the accompanying balance sheets of Lawrenceville Manor Limited Partnership as of December 31, l999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lawrenceville Manor Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Lawrenceville Manor Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


Ta the Partners
Mariner's Pointe Limited Partnership I and
Mariner's Pointe Limited Partnership II
Madison, Wisconsin


We have audited the combined balance sheets of Mariner's Pointe Limited Partnership I and Mariners Pointe Limited Partnership II WHEDA Project No.0111001214 as of December 31, 1999 and 1998, and the related combined statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31, 1999 and 1998, and the combined results of their operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.




To the Partners
Meadows of Southgate Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheet of Meadows of Southgate Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadows of Southgate Limited Dividend Housing Association Limited Partnership, for the years ended December 31, 1999 and 1998, and the results of its operations, partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.



To the Partners
Riviera Apts., Ltd.
Boston, Massachusetts

We have audited the accompanying Balance Sheets of Riviera Apts., Ltd. (a Florida Limited Partnership), as of December 31, 1999 and 1998, and the related Statements of Operations, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the management of Riviera
Apts.,  Ltd.   Our responsibility is to express an opinion on
these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riviera Apts., Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
St. Croix Commons Limited Partnership

We have audited the accompanying balance sheets of St. Croix Commons Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix Commons Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Vista Linda Apartments Limited Partnership

I have audited the accompanying balance sheets of Vista Linda Apartments Limited Partnership, Rural Development Project No.; 63-016-0660472028, as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Linda Apartments Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 21 thru 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




To the Partners
West End Manor Apartments, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of
December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



To the Partners
Aspen Ridge Apartments Limited Partnership
Omaha, Nebraska


We have audited the accompanying balance sheets of Aspen Ridge Apartments Limited Partnership (a Nebraska limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Ridge Apartments Limited Partnership at December 31, 1999 and 1998 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on pages 9 and 10 is presented for purposes of supplemental analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners
Briarwood Of Dekalb, L.P
(A Limited Partnership)

We have audited the accompanying balance sheets of Briarwood of Dekalb, L.P. (a limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood of Dekalb, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing, we have also issued a report dated February 5, 2000, on our consideration of the Partnership's internal control structure, on its compliance with specific requirements applicable to Affirmative Fair Housing, and on its compliance with laws and regulations.

To The Partners
CAIRO HOUSING COMPANY I
East Syracuse, New York


We have audited the accompanying balance sheets of Cairo Housing Company I (a Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' capital
(deficiency) and cash flows for the years then ended.   These
financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cairo Housing Company I as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


To the Partners
Cambridge Family YMCA Affordable Housing
 Limited Partnership
Cambridge, Massachusetts


We have audited the accompanying statements of financial position of Cambridge Family YMCA Affordable Housing Limited Partnership (A Massachusetts limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Family YMCA Affordable Housing Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.


To the Partners
Crofton Associates I, Limited Partnership

We have audited the accompanying balance sheets of Crofton Associates I, Limited Partnership, FMHA Project No.: 20-024-0621467587 as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crofton Associates 1, Limited Partnership, FMHA Project No.:
20-024-0621467587 as of December 31, 1999 and 1998, and the
results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2000 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations.


To the Partners
Cypress Point, LP
Naples, Florida


We have audited the accompanying balance sheets of Cypress Point, LP (a Florida limited partnership), as of December 31, 1999 and 1998 and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




To the Partners
Gallaway Associates I, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates I, Limited Partnership, FMHA Project No.: 48-024-621474763 as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallaway Associates I, Limited Partnership, FMHA Project No.:
48-024-621474763 as of December 31, 1999 and 1998, and the
results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2000 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations. Partners
Glenridge Housing Associates, A
  Washington Limited Partnership
Bellevue, Washington

We have audited the accompanying balance sheets of Glenridge Housing Associates, A Washington Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows
for the years then ended.    These financial statements are the
responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glenridge Housing Associates, A Washington Limited
Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated February 2, 2000, on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 13 to 15 is presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1999, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple' Family Housing Project Budget (Form RD 1930-7), has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.

The additional information presented on page 16 is presented for the purpose of complying with the requirements of a limited partner and is not a required part of the financial statements. The additional information presented on page 16 has been subjected to the auditing procedures applied in the audits of the financial statements for the years ended December 31, 1999 and 1998, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
To the Partners
Hacklev-Barclav Limited Dividend
Housing Association Limited Partnership


We have audited the accompanying balance sheets of Hackley-Barclay Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley-Barclay Limited Dividend Housing Association Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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




To the Partners
Hickman Associates 11, Limited Partnership

We have audited the accompanying balance sheets of Hickman
Associates II, Limited Partnership, FMHA Project No.: 20-038-
621451228 as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II. Limited Partnership, FMHA Project No.:
20-038-621451228 as of December 31, 1999 and 1998, and the
results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
Lee Terrace Limited Partnership

I have audited the accompanying balance sheets of Lee Terrace Limited Partnership as of December 3l, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lee Terrace Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 10, 2000 on my consideration of Lee
Terrace Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

To The Partners
Mt. Vernon Associates, L.P.
Rochester, New York


We have audited the accompanying balance sheet of Mt. Vernon Associates, L.P. (a limited partnership) as of December 31, 1999, and the related statements of operations and partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mt. Vernon Associates, L.P. as of December 31, 1998, were audited by other auditors whose report dated February 1, 1999, expressed an unqualified opinion of those statements.

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

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Associates, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



To the Partners
Oakwood Manor of Bennettsville, A Limited Partnership
Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor of Bennettsville, A Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



To the Partners
Midland Housing Limited Partnership

We have audited the accompanying balance sheets of Midland
Housing Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Palmetto Properties, Ltd.

We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for the years ended December31, 1999 and 1998 as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Properties, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as listed in the table of contents is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and. in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners

SIXTH STREET PARTNERS LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Sixth Street Partners Limited Partnership as of December 31, 1999 and 1998 and the related statements of operations, partners' equity and Cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sixth Street Partners Limited Partnership as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 1-15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



To The Partners
VOORHEESVILLE HOUSING COMPANY I
Voorheesville, New York

We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners capital (deficiency) and cash flows for the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voorheesville Housing Company I as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



To the Partners of
Waynesburg House Associates
(A Pennsylvania Limited Partnership)


We have audited the accompanying balance sheets of Waynesburg House Associates (a Pennsylvania Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the
responsibility of the Partnership's management.   Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesburg House Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 2, 2000, on our consideration of the Partnership's internal controls and a report dated March 2, 2000, on its compliance with laws and regulations.

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





To The Partners
White Castle Citizens Partnership, Ltd.


We have audited the accompanying balance sheet of White Castle Senior Citizens Partnership Ltd., RHS Project No.: 22-24-721149468, as of December 31, 1999 and December31, 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an Opinion on these financial statements based on our audit

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Castle Senior Partnership, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 15, 2000 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. This report is presented on page 26.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (form RHS 1930-8) Parts I through III and the Multiple Family Housing Project Budget Form RHS 1930-7) Parts I through V for the year ended December 31, 1999, is presented for purposes of complying with the requirements of Rural Housing Services, and is also not a required part of the basic financial statements. Reports on compliance with laws and regulations and internal control are presented as additional supplemental information on pages 22-26. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To the Partners of
Chelsea Square Development Limited Partnership



I have audited the accompanying balance sheet of Chelsea Square Development Limited Partnership (A Development Stage and a Massachusetts limited partnership) as of December 31, 1999, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. My responsibility is to express an Opinion on these financial statements based on my audit.


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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




To the Partners
(Glen Place Apartments Limited Partnership

We have audited the accompanying balance sheets of Glen Place Apartments Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Place Apartments Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


To the Partners
Lakeview Meadows II Limited Dividend
Housing Association Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No.905, as of December 31, 1999 and 1998, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership as of December 31, 1999 and I 998, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 2000, on our consideration of the Partnership's internal controls and on its compliance with laws and regulations.



To the Partners
LEESVILLE ELDERLY APARTMENTS
A LOUISIANA PARTNERSHIP IN COMMENDAM


We have audited the accompanying balance sheets of LEESVILLE ELDERLY APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LEESVILLE ELDERLY APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1999 and 1998 taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To the Partners
LOCKPORT ELDERLY HOUSING APARTMENTS
A LOUISIANA PARTNERSHIP IN COMMENDAM


We have audited the accompanying balance sheets of LOCKPORT ELDERLY HOUSING APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LOCKPORT ELDERLY HOUSING APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 1999 and 1998 taken as a whole. The supplemental information on pages 18 and 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners
NATCHITOCHES ELDERLY APARTMENTS
ALOUISIANA PARTNERSHIP IN COMMENDAM


We have audited the accompanying balance sheets of NATCHITOCHES ELDERLY APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NATCHITOCHES ELDERLY APARTMENTS, A LOUISIANA PARTNERSHIP IN COMMENDAM as of December 31, 1999 and 1998 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made primarily for the purpose of forming an opinion on the basic financial statements for the years ended December 31,1999 and 1998 taken as a whole. The supplemental information on pages 17 and 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures performed on the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



To the Partners
Parvins Limited Partnership


We have audited the accompanying balance sheet of Parvins Limited Partnership as of December 31, 1999 and December 31, 1998, and the related "Statement of Operations, "Statement of Partners' Equity" and "Statement of Gash Flows" for the years then ended. These financial statements are the responsibility of the patt1Iers~1ip's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parvins Limited Partnership as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles,

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 9 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

To the Partners,
Peach Tree Limited Partnership
Bethesda, Maryland


We have audited the accompanying balance sheets of Peach Tree Limited Partnership as of December 31, 1999 and 1998, and the related statements of income, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peach Tree Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 25, 2000 on our consideration of Peach Tree Limited Partnership's internal control and on its compliance with laws and regulations.


To the Partners
Ponderosa Meadows Limited Partnership

We have audited the accompanying balance sheets of Ponderosa Meadows Limited Partnership as of December 3l, 1999 and 1998 and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial limitation of Ponderosa Meadows Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 31, 2000, on our consideration of Ponderosa Meadows Limited Partnership internal control structure and a report dated January 31, 2000, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 18 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


To the Partners of
Rio Grande Apartments, Ltd.
Eagle Pass, Texas

I have audited the accompanying balance sheet of Rio Grande Apartments, Ltd. as of December 31, 1999 and 1998 the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande Apartments, Ltd. as of December 31, 1999 and 1998 and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages I-16 and 1-17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the bas financial statements taken as a whole.


To the Partners
Virginia Avenue Affordable Housing Limited Partnership


I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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



To the Partners
Vista Loma Limited Partnership

We have audited the accompanying balance sheets of Vista Lorna Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Ah audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Loma Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated January 31, 2000, on our consideration of Vista Loma Limited Partnership's internal control structure and a report dated January 31, 2000, on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on Pages 18 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



To the Partners of
Community Dynamics - Fort Worth, Ltd.


We have audited the balance sheets of Community Dynamics - Fort Worth, Ltd. (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Fort Worth, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

To the Partners of
Community Dynamics - Piano, Ltd.


We have audited the balance sheets of Community Dynamics - Piano, Ltd. (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Plano, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


To The Partners
Mt. Vernon Associates, L.P.
Rochester, New York


We have audited the accompanying balance sheet of Mt. Vernon Associates, L.P. (a limited partnership) as of December 31, 1999, and the related statements of operations and partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mt. Vernon Associates, L.P. as of December 31, 1998, were audited by other auditors whose report dated February 1, 1999, expressed an unqualified opinion of those statements.

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

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Associates, L.P. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



To the Partners of
Jefferson Square, Ltd.:


We have audited the accompanying balance sheets of JEFFERSON SQUARE, LTD. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners capital accounts, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



To the Partners of
Jeremy Associates Limited Partnership:


We have audited the accompanying balance sheets of JEREMY ASSOCIATES LIMITED PARTNERSHIP (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeremy Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



To the Partners
Northpointe, L.P.

We have audited the accompanying balance sheets of Northpointe, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Northpointe, L.P. as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 13 and 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




To the Partners
Summerset Housing Limited, L.P.
Valdosta, Georgia

We have audited the accompanying balance sheets of Summerset Housing, Limited, L.P. (a limited partnership), Federal ID No.:
58-1982979, as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summerset Housing Limited, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2000 on our consideration of Summerset Housing Limited, L.P.'s internal control structure and a report dated January 24, 2000 on its compliance with laws and regulations.


Partners
Wedgewood Lane Associates, A
Washington Limited Partnership Bellevue, Washington

We have audited the accompanying balance sheets of Wedgewood Lane Associates, A Washington Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wedgewood Lane Associates, A Washington Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 18, 2000, on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 11 to 13 is presented for the purpose of complying with the requirements of the U.S. Department of Agriculture, Rural Housing Service, for the year ended December 31, 1999, and is not a required part of the financial statements. Such additional information, presented in Column 2 of Parts I, II and III of the Multiple Family Housing Project Budget (Form RD 1930-7), has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole. Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on Columns 1, 3 and 4 of Parts I, II and III and Parts IV, V and VI of the Multiple Family Housing Project Budget.

The additional information presented on page 14 is presented for the purpose of complying with the requirements of a limited partner and is not a required part of the financial statements. The additional information presented on page 14 has been subjected to the auditing procedures applied in the audits of the financial statements for the years ended December 31, 1999 and 1998, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.
Torres Llompart, Tanchez Ruiz & Co.
Certified Public Accountants, and Business Consultants
(A member of Kreston International)
Partners:
Luis I Torres Llompart, CPA*
Frank Sfinchez Ruiz, CPA, CMA, CIA. CGFM
License No. 169
Also admited in State of Florida

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Apartments, Phase H, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurelwood Apartments, Phase II, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Edgewood Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taylor MU Properties, Limited, as of December 31, 1997 and 1996, and the results of its operations, the changes in its partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 31, 1998, and the results of its operations, and changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, and changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Denver, Colorado,
February 12, 1999.
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Jeremy Associates Limited Partnership:

We have audited the accompanying balance sheets of JEREMY ASSOCIATES LIMITED PARTNERSHIP (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



Dallas, Texas
Februarv 20, 1998

                                    Boston Capital Tax Credit
Fund III L.P. - Series 15
                                  Schedule III - Real Estate and
Accumulated Depreciation
                                                     March 31,
2000
                                            Subsequent
                            Initial         capitalized     Gross
amount at which
                         cost to company      costs**     carried
at close of period
                         ---------------    -----------  ------
-----------------------
                                  Buildings
Buildings                  Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-
and im-                   Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land
provements      Total      ciation  Date    Date  Life
-----------------------------------------------------------------
-------------------------------------------------------------
April
Gardens   1,466,362     50,000    1,773,331       1,296
50,000    1,774,627    1,824,627     498,592   5/93   9/92  5-
27.5

Arkansas
City        822,014     15,870    1,016,757           0
15,870    1,016,757    1,032,627     236,551  12/94   9/94  5-25

Autumnwood
LP        1,334,418     50,000    1,669,609       7,699
50,000    1,677,308    1,727,308     460,599   1/93   8/92
5-27.5

Barton
Village     508,700     47,898      683,991       2,470
47,898      686,461      734,359     185,923   3/93  10/92  5-
27.5

Beckwood
Manor
Eight     1,221,316     60,000    1,498,746      13,990
58,000    1,512,736    1,570,736     309,912   8/95   8/94  5-
27.5

Bergen
Meadows   1,014,217     42,000    1,256,858      23,796
42,000    1,280,654    1,322,654     396,347   7/92   7/92
7-27.5

Bridlewood
LP          787,575     42,000      211,635     788,557
42,000    1,000,192    1,042,192     147,760   1/95   1/94
5-27.5

Brunswick
LP          819,137     69,000      953,553         416
69,000      953,969    1,022,969     282,014   9/92   4/92
7-27.5
                                                             F-75

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------     ------
-----------------------
                                  Buildings                          Buildings
Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-
Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements
Total    ciation   Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Buena Vista
Apts.     1,449,144     75,000    1,767,511         262     75,000    1,767,773
1,842,773     565,349   1/92   3/92  7-27.5

Calexico
Sr        1,916,973    213,000    2,047,255           0    213,000    2,047,255
2,260,255     335,952   9/92   9/92  7-27.5

California
Inv. VII  8,785,684    820,000    9,361,922  16,792,875    803,050   26,154,797
26,957,847   5,079,965  12/93  10/92  5-27.5

Chestnut
Hill        737,312     40,000      904,814       6,639     40,000      911,453
951,453     200,012   9/92   9/92  7-27.5

Coralville
Housing   2,575,985    258,000    4,683,541     119,225    258,000    4,802,766
5,060,766   1,470,682  10/92   3/92  7-27.5

Curwensville
Housing   1,210,581     31,338    1,435,553     100,758     31,338    1,536,311
1,567,649     280,750   7/93   9/92  5-27.5

Deerfield
Assoc.    1,226,083     65,400    1,495,473           0     65,400    1,495,473
1,560,873     455,637   6/92   4/92  7-27.5

East
Machias   1,036,396     77,963    1,478,171      16,811     77,963    1,494,982
1,572,945     285,911   1/93   9/92  10-40

East Park
Apts. I     539,096      2,000      980,413      11,257      2,000      991,670
993,670     228,684   1/94   6/94  5-27.5
                                                           F-76

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                            Initial         capitalized       Gross amount at
which
                         cost to company      costs**       carried at close of
period
                         ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-
Depre-   struct uired  ciation
Description  brances     Land   provements     ments        Land     provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Edgewood
Properties  784,660     36,000      967,796           0     36,000      967,796
1,003,796     270,254   8/92   6/92  7-27.5

Far View
Housing     918,089    100,000    1,066,418      22,268    100,000    1,088,686
1,188,686     207,792  11/92   6/92  10-40

Graham
Housing   1,313,934     85,006    2,451,794       2,106     85,007    2,453,900
2,538,906     358,608   6/95  10/94  5-27.5

Grantsville
Assoc.    1,482,083     85,099    1,795,971       2,860     85,599    1,798,831
1,884,430     337,484   2/93   5/92  5-27.5

Greentree
Apts.       690,017     15,000    1,143,223      (6,253)    15,000    1,136,970
1,151,970     694,710  10/75   4/94  5-27.5

Greenwood
Village     672,677     20,123      893,915       6,897     20,123      900,812
920,935     241,009   5/93   8/92  5-27.5

Harrisonville
Prop. II    606,682     15,000      744,677       5,528     15,000      750,205
765,205     271,888  11/91   3/92  7-27.5

Headlton
Properties  698,864     15,000      868,469           0     15,000      868,469
883,469     141,371  12/94   8/94  5-27.5

Hearthside
II LDHA   1,943,408     95,000    2,967,134     (34,732)    95,000    2,932,402
3,027,402     805,499  11/92  04/92  7-27.5
                                                             F-77

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                               Subsequent
                            Initial          capitalized       Gross amount at
which
                         cost to company       costs**       carried at close of
period
                         ---------------     -----------    ------
-----------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-
Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements
Total     ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Heron's
Landing   1,201,212    176,121    1,410,573      30,521    176,121    1,441,094
1,617,215     426,143  10/92  10/92  7-27.5

Hidden
Cove      2,868,424    707,848    4,334,916      26,353    707,848    4,361,269
5,069,117   1,747,503   8/88   2/94  5-27.5

Higgensville
Estates     625,869     40,000      738,056       3,023     40,000      741,079
781,079     277,685   3/91   3/92  7-27.5

Inv. Group
of Payson 1,482,898    211,500    1,767,942           0    211,500    1,767,942
1,979,442     297,837   8/92   8/92  7-27.5

Kearney
Estates     632,407     30,000      763,159       1,875     30,000      765,034
795,034     273,659   1/92   5/92  7-27.5

Lake View
Associates  885,273     30,000    1,077,130         350     30,000    1,077,480
1,107,480     324,122   7/92   4/92  7-27.5

Laurelwood
Apts.     1,065,460     58,500    1,268,491         750     58,500    1,269,241
1,327,741     385,261   2/92   3/92  7-27.5

Lebanon
II LP       920,636     40,000    1,090,397           0     40,000    1,090,397
1,130,397     293,440   2/93   8/92  5-27.5

Lebanon
III Prop.   630,345     26,750      766,992       7,566     26,750      774,558
801,308     270,022   2/92   3/92  7-27.5
                                                             F-78

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                              Initial       capitalized        Gross amount at
which
                           cost to company    costs**       carried at close of
period
                           ---------------  -----------    ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-
Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements
Total     ciation  Date    Date    Life
-------------------------------------------
-------------------------------------------------------------------------------
----
Lilac
Properties  724,140     36,000      897,897           0     36,000      897,897
933,897     260,312   7/92   6/92  7-27.5

Livingston
Plaza       672,824     32,500      868,525           0     32,500      868,525
901,025     225,442  11/93  12/92  5-27.5

Madison
Partners  1,195,965     47,340    1,452,910      14,579     47,340    1,467,489
1,514,829     334,482  12/94   3/95  5-27.5

Manning
Lane      1,467,124     73,600    1,771,816       5,786     73,600    1,777,602
1,851,202     492,550   3/93   8/92  5-27.5

Marshall
Lane        551,839     20,000      672,691       1,186     20,000      673,877
693,877     189,980  12/92   8/92  5-27.5

Maryville
Prop.       716,202     57,000      834,823      16,663     57,000      851,486
908,486     297,189   3/92   5/92  7-27.5

Monark
Village     314,899     68,900      570,916           0     68,900      570,916
639,816     123,263   3/94   6/94  5-27.5

North
Prairie     877,881      5,000    1,121,143      13,389      5,000    1,134,532
1,139,532     344,733   5/93   9/92  5-27.5

Oak Grove
Villa       402,939      5,000      460,291      10,248      5,000      470,539
475,539     174,662  11/91   4/92  7-27.5
                                                             F-79

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Oakwood
Village   1,105,147     42,000    1,341,412         694     42,000    1,342,106
1,384,106     416,878   5/92   5/92  7-27.5
Osage
Housing   1,175,201    110,000    2,309,861      70,226    110,000    2,380,087
2,490,087     725,737   6/92   4/92  7-27.5

Osceola
Estates     640,016     54,600      797,763     105,645     27,300      903,408
930,708     291,295   5/92   5/92  7-27.5

PDC Fifty
Five LP   1,288,636     50,170    1,576,823       6,196     50,170    1,583,019
1,633,189     397,150   9/93  10/92  5-27.5

Rainier
Manor     2,637,737    521,000    5,852,852      47,394    521,000    5,900,246
6,421,246   1,193,964   1/93   4/92  5-27.5

Ridgeview of
Brainerd    859,793     42,800    1,027,499       3,864     42,800    1,031,363
1,074,163     316,857   1/92   3/92  7-27.5

Rio
Members II  771,202     48,938      930,376      21,579     48,938      951,955
1,000,893     198,494  12/95   7/94  5-27.5

Rolling
Brook III   824,123     35,000    1,006,667      15,243     35,000    1,021,910
1,056,910     331,915  11/92   6/92  7-27.5

School
Street I    744,928    127,852    1,353,622      96,933     38,509    1,450,555
1,489,064     495,773   5/92   4/92  5-27.5
                                                             F-80

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Shenandoah
Village   1,468,015     67,500    1,754,599       4,638     67,500   1,759,237
1,826,737     459,936   2/93   8/92  5-27.5

Showboat
Manor       793,294     31,200      968,253      18,535     31,200     986,788
1,017,988     306,000   2/92   7/92  5-27.5

Sioux Falls
Housing   1,294,555    146,694    2,656,753      29,069    146,694   2,685,822
2,832,516     814,649  9/92   5/92  7-27.5

Sunset
Square      737,995     50,000      896,507      10,373     50,000     906,880
956,880     203,521   8/92   90/2  7-27.5

Taylor
Mill        765,956     24,000      936,166           0     24,000     936,166
960,166     278,556   5/92   4/92  7-27.5

Timmons
Village     620,620     15,000      754,172      30,646     38,500     784,818
823,318     223,418   7/92   5/92  7-27.5

University
Meadows   2,023,230     62,985    3,579,473      29,465     62,985   3,608,938
3,671,923   1,111,460  12/92   6/92  5-28

Valatie
LP        1,359,603     30,000    1,712,263      24,222     30,000   1,736,485
1,766,485     528,246   4/93   6/92  7-27.5

Virgen
Del Pozo  3,326,069    120,000    4,274,133      41,179    120,000   4,315,312
4,435,312   1,016,995   7/93   8/92  5-27.5
                                                             F-81

                                    Boston Capital Tax Credit Fund III L.P. -
Series 15
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**         carried at close
of period
                          ---------------   -----------      ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
Villa
Del Mar   1,461,072     50,000    1,792,888       7,287     50,000    1,800,175
1,850,175     550,600   8/92   8/92  7-27.5

Wauchula
Ltd.      1,473,091     66,720    1,770,669       2,723     66,720    1,773,392
1,840,112     520,708  10/92   9/92  5-27.5

Weedpatch
Inv. Grp. 1,966,546    272,000    2,246,927         378    272,000    2,247,305
2,519,305     309,893   9/94   1/94  5-50

Westernport
Assoc.    1,483,861     18,645    1,833,384       3,694     18,645    1,837,078
1,855,723     478,407   2/93   7/92  5-27.5

Whitewater
Village     524,782     18,542      637,048       2,806     18,542      639,854
658,396     187,561  11/92   8/92  7-27.5

Wood Park
Pointe    1,165,492    117,500    1,329,664       1,348    117,500    1,331,012
1,448,512     409,902   5/92   6/92  5-27.5
         ----------  ---------  -----------  ----------  ---------  -----------
-----------  ----------
         84,308,708  6,214,902  111,326,972  18,591,151  6,103,309  129,918,123
136,021,432  33,255,455
         ==========  =========  ===========  ==========  =========  ===========
===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999.  The column has been omitted for presentation purposes.
                                                             F-82

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

                                            F-83

Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 15

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/95............................$ 126,873,452
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................   7,477,482
    Improvements, etc................................     998,864
    Other............................................           0
                                                      -----------
                                                                 $    8,476,346
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/96............................$ 135,349,798
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     102,413
    Other............................................           0
                                                      -----------
                                                                 $      102,413
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$ 135,452,211
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     136,931
    Other............................................           0
                                                      -----------
                                                                 $     136,931
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98............................$ 135,589,142


                                             F-84
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 15

Reconciliation of Land Building & Improvements current year changes



Balance at close of period - 03/31/98............................$ 135,589,142
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     229,180
    Other............................................           0
                                                      -----------
                                                                 $     229,180
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $           0
                                                                   -----------
Balance at close of period - 03/31/99............................$ 135,818,322
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     230,110
    Other............................................           0
                                                      -----------
                                                                 $     203,110
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $           0
                                                                   -----------
Balance at close of period - 03/31/00..........................  $ 136,021,432
                                                                   ===========
















                                              F-85
Notes to Schedule III - Continued
Boston Capital Tax Credit Fund III - Series 15

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/92........................
$          0


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

Balance at close of period -
3/31/97..............................$ 20,025,449


  Current year expense..................................$
4,427,546

---------

Balance at close of period -
3/31/98..............................$ 24,452,995


   Current year expense................................ $
4,453,997

---------

Balance at close of period - 3/31/99............................
$ 28,906,992


  Current year expense................................  $
4,348,463

---------

Balance at close of period - 3/31/00...........................
$ 33,255,455

==========




                                      F-86




                                    Boston Capital Tax Credit Fund III L.P.-
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                            Initial         capitalized     Gross amount at
which
                         cost to company      costs**     carried at close of
period
                         ---------------    -----------  ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-  Depre-
              Encum-               and im-     Improve-               and im-
Depre-   struct  uired ciation
Description   brances   Land      provements    ments       Land     provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
1413 Leaven
Worth     1,591,231      8,000    2,927,089     490,906      8,000    3,417,995
3,425,995     886,987   3/93  12/92  5-27.5

Anson     1,281,630     40,202    1,683,348      12,130     40,202    1,695,478
1,735,680     310,574   9/93  12/92  10-40

Aztec II  1,013,664    115,000    1,299,311      27,493    115,000    1,326,804
1,441,804     380,191   5/93   5/93  5-27.5

Bentonia
Elderly     839,549     21,000      678,677     386,765     21,000    1,065,442
1,086,442     179,161   2/94   7/93  5-27.5

Bernice
Villa       947,496     37,000    1,204,665      13,804     37,000    1,218,469
1,255,469     201,714   10/93  5/93  5-40

Blairsville
Rental I    754,226     58,377      866,980      42,179     35,000      909,159
944,159     175,031   9/94  12/92  5-27.5

Blairsville
Rental II   738,232     84,359      804,895      62,014     49,500      866,909
916,409     169,414   7/94  12/92  5-27.5

Blowing
Rock        510,055     47,500      663,473         686     47,500      664,159
711,659     126,158  11/94  12/93  5-27.5
                                                             F-87
                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**        carried at close of
period
                          ---------------   -----------     ------
-----------------------
                                  Buildings                          Buildings
Accum.    Con-    Acq-  Depre-
             Encum-                and im-     Improve-               and im-
Depre-    struct  uired ciation
Description  brances    Land      provements    ments       Land     provements
Total    ciation   Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Branson
Chris-
tian I    1,479,501    163,350    2,990,564      11,193    163,350    3,001,757
3,165,107     694,219   6/94   3/94  5-27.5

Branson
Chris-
tian II   1,077,602          0    2,497,066      33,401          0    2,530,467
2,530,467     567,506   8/94   7/94  5-27.5

Butler
Rental      746,903          0      937,495      18,147          0      955,642
955,642     225,469  9/93   12/92  7-27.5

Canter-
field       765,639     48,000      934,169         736     48,000      934,905
982,905     259,810  1/93   11/92  5-27.5

Cape Ann    517,877     18,000    1,833,366      55,338     18,000    1,888,704
1,906,704     433,376  12/93   1/93  7-31.5

Cass
Partners    656,484     45,250    2,026,740           0     45,250    2,026,740
2,071,990     321,110  12/93  12/93  5-27.5

Cedar
Trace       502,746     18,000      639,500       2,925     18,000      642,425
660,425     191,987   7/93  10/92  5-27.5

Concord
Assoc.    1,124,600     61,532    1,223,133     177,294     61,532    1,400,427
1,461,959     407,526   2/93  2/93  5-27.5
                                                             F-88
                                    Boston Capital Tax Credit Fund III L.P.-
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                            Initial         capitalized       Gross amount at
which
                         cost to company      costs**       carried at close of
period
                         ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-   Acq-   Depre-
              Encum-             and im-      Improve-                and im-
Depre-   struct uired  ciation
Description  brances     Land   provements     ments       Land      provements
Total      ciation  Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Clymer Park
Assoc     1,443,511     35,800    1,831,813      18,370    35,800    1,850,183
1,885,983    280,007  11/94  12/92  5-27.5

Cumberland
Wood      1,446,433    114,449    1,780,622      59,361   129,538    1,839,983
1,969,521    259,387  10/94  12/93  6-40

Davenport
Housing   3,039,831    223,889    6,598,309     117,759   223,889    6,716,068
6,939,957  1,633,088   2/94  10/93  7-27.5

Deer Run    692,361     30,000    1,536,783           0    30,000    1,536,783
1,566,783    396,164   3/93   8/93  5-27.5

Eastman
Elderly   1,174,766     80,000    1,428,172      27,631    36,900    1,455,803
1,492,703    348,174  10/93  12/92  5-27.5

Fairmeadow
Apts.       880,274     53,296    1,184,327      43,501    53,296    1,227,828
1,281,124    197,399   7/93   1/93  5-27.5

Falcon
Ridge     1,041,709     25,000    1,332,798      22,350    25,000    1,355,148
1,380,148    184,093   1/95   4/94  5-27.5

Gibson      901,707     30,290    1,138,786         350    30,290    1,139,136
1,169,426    228,017   6/93  12/92  5-27.5




                                                            F-89
                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                               Subsequent
                            Initial          capitalized       Gross amount at
which
                         cost to company       costs**       carried at close of
period
                         ---------------     -----------    ------
-----------------------
                                 Buildings                            Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-      Improve-                and im-
Depre-   struct  uired ciation
Description  brances   Land      provements     ments       Land     provements
Total     ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Greenfield  532,292     25,000      649,793           0     25,000      649,793
674,793     202,463   5/93   1/93  7-27.5

Greenwood 1,467,719     62,076    1,480,776     443,051     62,076    1,923,827
1,985,903     510,845  10/93  11/93  5-27.5

Harmony
House     1,465,978     57,000    1,764,438      14,574     57,000    1,779,012
1,836,012     360,784   7/93  11/92  5-27.5

Haynes
House     3,264,873    685,381    5,956,903   2,383,022    674,499    8,339,925
9,014,424   1,040,280   9/95   8/94  12-40

Holly Tree  882,399     58,900    1,069,733       5,830     58,900    1,075,563
1,134,463     299,040   2/93  11/92  5-27.5

Idabel
Prop.     1,378,665     50,000    1,791,971           0     50,000    1,791,971
1,841,971     496,315  12/93   4/93  5-25.5

Isola
Square      966,936     22,300      250,691     977,947     22,300    1,228,638
1,250,938     184,896   4/94  11/93  7-40

Joiner
Elderly     810,415     47,719    1,026,013       4,065     47,719    1,030,078
1,077,797     285,602   6/93   1/93  5-40

Lawrenceville
Manor     1,413,070     61,370    1,660,796       5,182     61,370    1,665,978
1,727,348     381,994   7/94   2/94  5-27.5


                                                             F-90
                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                             Subsequent
                              Initial       capitalized        Gross amount at
which
                           cost to company    costs**       carried at close of
period
                           ---------------  -----------    ------
-----------------------
                                  Buildings                          Buildings
Accum.   Con-    Acq-   Depre-
             Encum-                and im-     Improve-               and im-
Depre-   struct  uired ciation
Description  brances     Land     provements    ments       Land     provements
Total     ciation  Date    Date    Life
-------------------------------------------
-------------------------------------------------------------------------------
----
Lawtell
Manor       920,277     45,000    1,201,948      16,151     45,000    1,218,099
1,263,099     207,866   8/93   4/93  7-40

Logan
Lane      1,294,912     54,000    1,602,465       2,963     54,000    1,605,428
1,659,428     439,279   3/93   9/92  5-27.5

Mariners
Pointe
I &II     4,273,307    170,020    7,548,131     384,074    170,020    7,932,205
8,102,225   2,086,393   8/93  12/92  7-27.5

Meadows of
Southgate 2,287,184    252,000    4,575,879       2,605    252,000    4,578,484
4,830,484     619,215   5/94  7/93  12-40

Mendota
Village   1,970,254    136,140    2,421,001           0    136,140    2,421,001
2,557,141     355,107   5/93  12/92  5-50

Midcity   3,010,828     15,058    6,611,666       4,800     15,058    6,616,466
6,631,524   1,312,964   6/94   9/93  5-27.5

Newport
Housing   1,237,529    160,000    1,405,411      (3,274)   160,000    1,402,137
1,562,137     251,327  10/93   2/93  5-27.5

Newport
Manor       952,733     31,908    1,175,109      41,050    31,908    1,216,159
1,248,067     217,907  12/93   9/93  5-40


                                                             F-91
                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Palantine
LP        1,421,514     37,400    1,785,282      17,481     37,400    1,802,763
1,840,163     432,580   5/94   5/94  5-27.5

Riviera
Apts.     1,697,850    100,000    2,979,700     579,524    132,400    3,559,224
3,691,624     798,399  12/93  12/92  5-27.5

Sable
Chase     4,982,971    502,774   12,248,475      26,989    502,774   12,275,464
12,778,238   2,733,669  12/94  12/93  7-27.5

St.Croix
Commons   1,078,450     44,681    2,607,046    (659,017)    44,681    1,948,029
1,992,710     442,731  12/94  10/94  5-27.5

St. Joseph
SQ          954,408     37,500    1,167,702       7,096     37,500    1,174,798
1,212,298     198,814   9/93   5/93  5-40

Simmes-
port        940,307     60,000    1,171,005       8,007     60,000    1,179,012
1,239,012     203,374   6/93   4/93  7-40

Stony-
Ground    1,428,122    127,380    1,794,961        (800)   129,005    1,794,161
1,923,166     484,340   6/93  12/92  5-27.5

Summers-
ville       619,230     20,000      774,259       1,617     20,000      775,876
795,876     241,864   6/93   5/93  5-27.5

                                                             F-92
                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000

                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances    Land     provements    ments        Land     provements
Total       ciation  Date    Date    Life
-----------------------------------------
                                   ---------------------------------------------
                                   ---------------------------------------
Talbot
Village     678,967     22,300      833,494       7,248     22,300      840,742
863,042     229,222   4/93   8/92  5-27.5

Tchula
Elderly     830,144     20,000    1,071,899       5,069     20,000    1,076,968
1,096,968     191,223  12/93   7/93  5-27.5

Toulumne
City      1,597,103    190,000    1,912,157           0    190,000    1,912,157
2,102,157     266,902   8/93  12/92  5-50

Turtle
Creek       847,450     23,141    1,113,511      12,886     23,141    1,126,397
1,149,538     206,188  10/93   5/93  7-40

Twin Oaks
Assoc.    1,462,114     45,000    1,776,674       7,868     45,000    1,784,542
1,829,542     341,900   9/93  12/92  5-27.5

Victoria
Pointe    1,439,788    153,865    1,437,570     355,557    128,900    1,793,127
1,922,027     355,380   1/95  10/94  5-27.5

Viste Linda
Apts.     2,499,314    143,253    2,961,671      10,996    143,253    2,972,667
3,115,920     751,645  12/93   1/93  5-27.5

Wakefield
Housing   1,258,427     88,564    1,480,003       5,238     88,564    1,485,241
1,573,805     290,867   2/93   9/92  10-40

                                                             F-93
                                    Boston Capital Tax Credit Fund III L.P. -
Series 16
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                             Initial        capitalized        Gross amount at
which
                          cost to company     costs**         carried at close
of period
                          ---------------   -----------      ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
              Encum-              and im-     Improve-                and im-
Depre-   struct  uired ciation
Description  brances     Land    provements    ments        Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
----------------------------------------------
West End
Manor       987,068     52,300    1,188,913       (662)     52,300    1,188,251
1,240,551     320,101   5/93   5/93  5-27.5

Westchester
Oak Grove 1,165,663     38,010    2,281,529     73,123      35,000    2,354,652
2,389,652     692,298   4/93  12/92  5-27.5
Westchester
St. Joe   1,519,701    100,000    3,211,620     18,624     100,000    3,230,244
3,330,244     915,087   6/93   7/93  5-27.5

Westville
Prop.       713,768     25,000      912,139          0      25,000      912,139
937,139     264,667   7/93   2/93  5-25

Wilcox Inv.
Group     1,103,047     58,500    1,376,329          0      58,500    1,376,329
1,434,829     203,464   6/93   1/93  7-50

Woodlands
Apts        925,767     30,000      668,555    534,575      30,000    1,203,130
1,233,130     235,439   2/95   9/94  5-27.5
         ----------  ---------  ----------- ----------   ---------  -----------
-----------  ----------
         83,448,571  5,211,834  128,989,299  6,917,792   5,120,755  135,907,091
141,027,846  29,108,993
         ==========  =========  =========== ==========   =========  ===========
===========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999.  The column has been omitted for presentation purposes.
                                                            F-94

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
                                                                  -----------
Balance at close of period - 03/31/95............................$136,983,119

                                              F-95
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 16

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
                                                                  -----------
Balance at close of period - 03/31/98............................$140,169,204




                                             F-96
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 16

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/98............................$140,169,204
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     240,077
    Other............................................           0
                                                      -----------
                                                                 $    240,077
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99............................$140,409,281
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     618,565
    Other............................................           0
                                                      -----------
                                                                 $    618,565
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/00............................$141,027,846
                                                                  ===========

















                                              F-97

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

Balance at close of period -
3/31/96..............................$10,076,987


  Current year
additions*...............................$4,859,372

---------

Balance at close of period -
3/31/97..............................$14,936,359


  Current year
additions*...............................$4,709,137

---------

Balance at close of period -
3/31/98..............................$19,645,496


  Current year
additions*...............................$4,715,345

---------

Balance at close of period -
3/31/99..............................$24,360,841


  Current year
additions*...............................$4,748,152

---------

Balance at close of period -
3/31/00..............................$29,108,993

==========

*-Total includes current year expense and amounts capitalized to building basis.

                                      F-98



                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                           Buildings
Accum.   Con-    Acq-   Depre-
             Encum-              and im-      Improve-               and im-
Depre-   struct  uired  ciation
Description  brances     Land   provements      ments       Land    provements
Total     ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Annadale
Housing   9,757,626    226,000   12,180,150       4,950    226,000   12,185,100
12,411,100   2,133,322   6/90   1/96  5-27.5

Artesia
Prop.     1,411,537     30,730    1,865,231       2,158     30,730    1,867,389
1,898,119     418,612   9/94   9/94  5-27.5

Aspen
Ridge       836,749     36,000    2,004,059      51,058     36,000    2,055,117
2,091,117     514,136  11/93   9/93  5-27.5

Bladen-
boro      1,013,777     16,000    1,213,015     (27,474)    16,000    1,185,541
1,201,541     215,037   7/95   3/95  5-27.5

Brewer
St.       1,179,793          0    2,296,514      12,776          0    2,309,290
2,309,290     613,697   7/93   6/93  5-27.5

Briarwood
Apts.       910,906     38,500       20,850   1,207,049     38,952    1,227,899
1,266,851     163,717   7/93   6/93  5-27.5

Briarwood
Village   1,127,928     42,594    1,418,259       3,786     42,594    1,422,045
1,464,639     327,505   5/94  10/93  5-27.5


                                                             F-99

                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                          Buildings
Accum.    Con-   Acq-   Depre-
             Encum-               and im-      Improve-              and im-
Depre-    struct uired  ciation
Description  brances   Land      provements     ments       Land    provements
Total     ciation   Date   Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Briarwood
Dekalb    1,453,593     96,000    2,943,443      15,207     96,000   2,958,650
3,054,650     483,509   6/94  10/93  5-40

Cairo
Housing   1,068,215     17,000    1,309,062      18,559     17,000   1,327,621
1,344,621     367,159   4/93   5/93  7-27.5

California
Inv  VI   3,802,193    400,000    7,446,261  (1,596,778)   400,000   5,849,483
6,249,483   2,260,865   5/89   1/94  5-27.5

California
Inv VII   8,785,684    803,050   25,913,966     240,831    803,050  26,154,797
26,957,847   5,079,965  12/93  12/93  5-27.5

Cambridge
YMCA      2,395,270     95,200    5,135,233      23,090     95,200   5,158,323
5,253,523   1,287,292  12/93   4/93  5-27.5

Caneyville
Prop.       476,377     36,000      601,775     (13,800)    36,000     587,975
623,975     160,859   4/93   5/93  5-27.5

Clinton
Estates     736,543     47,533      891,872           0     47,533     891,872
939,405     196,279  12/94  12/94  5-27.5

Cloverport
Prop.       752,294     21,500      947,659      (7,038)    21,500     940,621
962,121     249,066   7/93   4/93  5-27.5

College
Green     3,755,429    225,000    6,774,847      44,234    225,000   6,819,081
7,044,081   1,261,402   8/95   3/95  5-27.5
                                                             F-100

                                    Boston Capital Tax Credit Fund III L.P.-
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                          Buildings
Accum.    Con-   Acq-  Depre-
             Encum-               and im-      Improve-              and im-
Depre-    struct uired ciation
Description  brances    Land     provements     ments       Land    provements
Total     ciation   Date   Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Croften
Assoc.      801,345     46,511      961,097           0     46,511      961,097
1,007,608     158,259   3/93   4/93  5-27.5

Cypress
Point     2,927,658    265,000    4,794,440      46,902    265,000    4,841,342
5,106,342     749,692  12/94   2/94  5-27.5

Deerwood
Villlage    635,532     29,138      804,512       3,183     29,138      807,695
836,833     180,072   7/94   2/94  5-27.5

Doyle
Village   1,167,405    100,000    1,435,520       4,666    100,000    1,440,186
1,540,186     331,047   4/94   9/93  5-27.5

Gallaway
Assoc.    1,053,473     35,600    1,307,158      30,248     35,600    1,337,406
1,373,006     222,058   5/93   4/93  5-27.5

Glen-
Ridge     2,041,178    350,000    2,208,213       5,778    350,000    2,213,991
2,563,991     379,452   6/94   6/94  5-27.5

Green
Acres     1,180,891    173,447    1,366,874      16,990    173,447    1,383,864
1,557,311     310,806   1/95  11/94  5-27.5

Greenwood
Place     1,059,028     44,400      299,685   1,131,834     44,400    1,431,519
1,475,919     198,518   8/94  11/93  7-40

Hackley
Barclay   3,449,458    174,841    4,603,493     307,663    175,000    4,911,156
5,086,156   1,133,952  12/94  12/93  5-27.5
                                                             F-101

                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                Buildings                            Buildings
Accum.   Con-    Acq-   Depre-
             Encum-              and im-       Improve-                and im-
Depre-   struct  uired  ciation
Description  brances   Land     provements      ments       Land     provements
Total    ciation  Date    Date   Life
--------------------------------------------------------------------------------
----------------------------------------------
Henson
Creek     3,939,014    945,000    7,971,879       6,649    945,000    7,978,528
8,923,528   1,309,992   4/94   5/93  5-27.5

Hickman
Assoc.      536,777     24,000      673,642       1,832     24,000      675,474
699,474     102,551  12/93  11/93  5-27.5

Houston
Village     670,070     11,500      850,901       1,290     11,500      852,191
863,691     197,687   5/94  12/93  5-27.5

Ivywood   2,963,921    290,542    5,712,656      16,236    290,542    5,728,892
6,019,434   1,480,564  10/93   6/93  5-27.5

Jonestown
Manor       865,191          0      311,764     939,134     36,900    1,250,898
1,287,798     167,638  12/94  12/93  7-40

Largo
Center    3,795,211  1,012,500    7,262,001      66,114  1,012,500    7,328,115
8,340,615   1,079,459   6/94   3/93  5-27.5

Lee
Terrace   1,484,195     93,246        4,573   1,709,720     93,246    1,714,293
1,807,539     360,759  12/94   2/94  5-27.5

Midland     970,000     60,000    2,422,788      27,073     60,000    2,449,861
2,509,861     448,954   6/94   9/93  5-27.5

Mount
Vernon    2,237,748    200,000    3,141,984     284,570    200,000    3,426,554
3,626,554     664,171  12/88   2/89  5-27.5


                                                            F-102

                                   Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-
Depre-   struct  uired ciation
Description  brances     Land    provements      ments      Land     provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Oakwood
of Bennet-
sville      875,076     60,000    1,074,857       2,524     60,000    1,077,381
1,137,381     278,115  12/93   9/93  5-27.5

Opelousas
Point     1,384,682     50,000      559,121   1,364,338     50,000    1,923,459
1,973,459     295,460   3/94   1/93  5-27.5

Palmetto
Villas    1,599,243     60,724    2,034,151       3,400     60,724    2,037,551
2,098,275     405,016   4/94   5/94  5-27.5

Park
Place II  1,171,672    112,000    1,408,102      11,582    112,000    1,419,684
1,531,684     332,912   4/94   2/94  7-27.5

Pinehurst   803,794     24,000    1,033,022      32,312     24,000    1,065,334
1,089,334     258,714   2/94   2/94  5-27.5

Quail
Village     877,909     30,450    1,060,273       2,468     30,450    1,062,741
1,093,191     224,722   2/94   9/93  7-27.5

Sea
Breeze    1,231,072     94,000    1,515,733       1,364     94,000    1,517,097
1,611,097     301,758   1/95   3/94  5-27.5

Shawnee
Village   1,193,796    182,786    2,347,227      63,340    182,786    2,410,567
2,593,353     691,974  10/92   2/93  7-27.5

Sixth
St. Apts  2,241,865    151,687    1,123,504   3,190,385    162,687    4,313,889
4,476,576     651,076  12/94  12/93  5-27.5
                                                             F-103

                                    Boston Capital Tax Credit Fund III L.P. -
Series 17
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                              Subsequent
                             Initial         capitalized       Gross amount at
which
                          cost to company      costs**       carried at close of
period
                          ---------------    -----------    ------
-----------------------
                                 Buildings                           Buildings
Accum.   Con-    Acq-  Depre-
             Encum-               and im-       Improve-              and im-
Depre-   struct  uired ciation
Description  brances     Land    provements      ments      Land     provements
Total      ciation  Date    Date  Life
--------------------------------------------------------------------------------
----------------------------------------------
Skowhegan
Housing   1,671,988    100,000    2,121,472      74,947    100,000    2,196,419
2,296,419     446,435   6/94   9/93  5-27.5

Soledad   1,947,996    340,000    2,005,222           0    340,000    2,005,222
2,345,222     268,546   1/94  10/96  5-50

Sugarwood
Park      3,495,997    281,875    5,949,680      12,075    281,875    5,961,755
6,243,630   1,144,800   7/95   4/94  5-27.5

Voorhees-
ville     1,097,069     74,600    1,254,914       7,548     74,600    1,262,462
1,337,062     333,565   5/93   7/93  7-27.5

Waynesburg
Housing   1,491,293    169,200    2,113,822      71,790     18,100    2,185,612
2,203,712     257,615  12/95   7/94  5-27.5

White
Castle      774,280     84,800      948,687       7,650     84,800      956,337
1,041,137     200,534   5/94   6/94  27.5
         ----------  ---------  -----------  ----------  ---------  -----------
-----------  ----------
         93,099,741  7,802,954  145,645,163   9,424,213  7,700,365  155,069,376
162,769,741  31,299,295
         ==========  =========  ===========  ==========  =========  ===========
===========  ==========

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999. The column has been omitted for presentation purposes.
                                                             F-104

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
                                                                  -----------
Balance at close of period - 03/31/96............................$150,997,976

                                               F-105
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96............................$150,997,976
   Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................  12,406,150
    Improvements, etc................................     133,058
    Other............................................           0
                                                      -----------
                                                                 $ 12,539,208
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97............................$163,537,184
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     337,191
    Other............................................           0
                                                      -----------
                                                                 $    337,191
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................$ (1,598,364)
                                                      -----------
                                                                 $  (1,598,364)
                                                                   -----------
Balance at close of period - 03/31/98............................$ 162,276,011
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     200,765
    Other............................................           0
                                                      -----------
                                                                 $    200,765
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................$          0
                                                      -----------
                                                                 $           0
                                                                   -----------
Balance at close of period - 03/31/99............................$ 162,476,776




                                               F-106

Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 17

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/99............................$ 162,476,776
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     292,965
    Other............................................           0
                                                      -----------
                                                                 $    292,965
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................$          0
                                                      -----------
                                                                 $           0
                                                                   -----------
Balance at close of period - 03/31/00............................$ 162,769,741
                                                                   ===========































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

Balance at close of period -
3/31/96..............................$10,033,060


  Current year
expense..................................$6,281,850

---------

Balance at close of period -
3/31/97..............................$16,314,910


  Current year
expense..................................$5,040,935

---------

Balance at close of period -
3/31/98..............................$21,355,845


  Current year
expense..................................$5,033,530

---------

Balance at close of period -
3/31/99..............................$26,389,375


  Current year expense................................
$4,909,920

---------

Balance at close of period -
3/31/00..............................$31,299,295

==========







                                      F-108



                                    Boston Capital Tax Credit Fund III L.P. -
Series 18
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments      Land    provements
Total     ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------   Arch Devel-
opment     2,578,751   107,387  6,724,849     25,956    107,387   6,750,805
6,858,192  1,268,370  12/94   4/94   7-27.5

Aurora LP  1,403,785    65,000  1,704,709     14,767     65,000   1,719,476
1,784,476    467,323   9/93   9/93   5-27.5

Bear Creek
of Naples  4,974,185   488,011  8,884,145      4,572    491,639   8,888,717
9,380,356  2,150,986   4/95   3/94   5-27.5

Chatham LP 1,411,655    75,000  1,727,394     13,665     75,000   1,741,059
1,816,059    453,860  12/93   1/94   5-27.5

Chelsea
Square       301,393    21,000    939,281      3,500     21,000     942,781
963,781    149,070  12/94   8/94   7-34

Clarke
School     2,532,745   200,000  5,493,464    230,056    200,000   5,723,520
5,923,520    739,390  12/94  12/94   5-27.5

Ellijay
Rental       823,720    48,000  1,000,609      1,358     48,000   1,001,967
1,049,967    133,743   1/95   1/94   40

Evergreen
Hills      2,790,036   157,537  4,337,312    562,872    157,537   4,900,184
5,057,721  1,189,268   1/95   8/94   5-27.5

                                                         F-109

                                    Boston Capital Tax Credit Fund III L.P. -
Series 18
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description   brances    Land   provements    ments      Land     provements
Total     ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Glen
Place      1,203,448    60,610  3,489,218   (171,258)    60,610   3,317,960
3,378,570    688,542   6/94   4/94   5-27.5

Harris
Housing    1,305,978   200,000    266,624  2,569,852    160,000   2,836,476
2,996,476    301,852  11/95   6/94   5-27.5

Humboldt I   706,219    40,191    845,252      5,736     40,191     850,988
891,179    172,531   4/95   8/94   5-27.5

Jackson
Housing      862,047    30,250  1,080,272     (7,049)    30,250   1,073,223
1,103,473    216,937   6/94   1/94   5-27.5

Lakeview
Meadows II 1,607,899    88,920  2,775,712      1,609     88,920   2,777,321
2,866,241    397,452   5/94   8/93   5-27.5

Lanthrop
Properties   739,251    34,800    931,788      8,061     34,800     939,849
974,649    226,260   5/94   4/94   5-27.5

Leesville
Elderly    1,228,800   144,000  2,018,242          0    144,000   2,018,242
2,162,242    280,845   6/94   6/94   7-40

Lockport
Elderly      962,005   125,000  1,524,202          0    125,000   1,524,202
1,649,202    203,294   9/94   7/94   5-27.5

Maple Leaf
Apts.      1,100,235    22,860  1,355,390     11,898     22,860   1,367,288
1,390,148    192,158  12/94   8/94   5-27.5

                                                         F-110
                                     Boston Capital Tax Credit Fund III L.P. -
Series 18
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-    Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired   ciation
Description    brances    Land   provements    ments     Land     provements
Total    ciation  Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------
Marengo
Park         728,006    50,010    886,695          0     50,010     886,695
936,705    217,655   3/94  10/93   5-27.5

Natchitoches
Elderly      946,047    50,000  1,634,279     10,000     50,000   1,644,279
1,694,279    208,052  12/94   6/94   7-40

Newton I     806,979    57,500    979,345      1,471     57,500     980,816
1,038,316    210,682   9/94  11/93   5-27.5

Oskaloosa I  481,530    32,000    589,423      1,822     32,000     591,245
623,245    126,721   9/94  11/93   5-27.5

Parvins LP   807,254    41,508  1,741,048      4,742     41,508   1,745,790
1,787,298    410,025  11/93   8/93   5-27.5

Peach
Tree LP    1,479,985   157,027  1,617,470     14,513    157,027   1,631,983
1,789,010    482,755   7/93   1/94   5-27.5

Ponderosa
Meadows    1,486,496    82,454  1,903,972     24,757     82,454   1,928,729
2,011,183    308,069  5/94   3/94   5-27.5

Preston
Wood       1,162,139    66,000  2,515,136     57,108     66,000   2,572,244
2,638,244    615,111  12/94  12/93   5-27.5

Richmond
Manor      1,028,177    54,944  1,285,522      1,617     54,944   1,287,139
1,342,083    311,572   6/94   6/94   5-27.5

Rio
Grande     2,239,479    96,480  2,999,680     22,038     96,480   3,021,718
3,118,198    474,180   5/94   6/94   5-27.5
                                                          F-111
                                     Boston Capital Tax Credit Fund III L.P.- Series 18
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at which
                           cost to company    costs**     carried at close of period
                           ---------------  -----------  -----------------------------
                                 Buildings                        Buildings
Accum.   Con-  Acq-  Depre-
                Encum-            and im-     Improve-            and im-
Depre- struct  uired  ciation
Description    brances    Land   provements    ments     Land     provements      Total
ciation  Date    Date   Life
--------------------------------------------------------------------------------------------
-------------------------------
Ripley
Housing      500,020    14,000    646,850     37,504     14,000     684,354      698,354
91,900   7/94   1/94   5-40

San Joaquin
Entpr. III 1,822,871    55,000  2,463,181          0     55,000   2,463,181    2,518,181
280,250  12/94   3/94   5-50

Troy Est.    692,084    45,000    826,432     11,798     45,000     838,230      883,230
215,192   1/94  12/93   5-27.5

Virginia
Avenue     1,736,933   121,238  3,510,339      7,918    121,238   3,518,257    3,639,495
724,292  10/94  10/94   5-27.5

Vista Loma 1,607,866   267,612  1,600,128    200,072    267,612   1,800,200    2,067,812
253,803   9/94   5/94   5-27.5

Vivian
Elderly      185,484    45,000  1,668,938          0     45,000   1,668,938    1,713,938
233,745   9/94   7/94   7-40

Westminister
Meadows    2,070,717   250,000  3,605,890      8,041    250,000   3,613,931    3,863,931
873,417  11/94  12/93   5-27.5
          ---------- --------- ----------  ---------  ---------  ----------   ----------  --
-------
          46,314,219 3,394,339 75,572,791  3,678,996  3,357,967  79,251,787   82,609,754
15,269,302
          ========== ========= ==========  =========  =========  ==========   ==========
=========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.
*Decrease due to a reallocation of acquisition costs.
**There were no carrying costs as of December 31, 1999.  The column has been omitted for presentation purposes.
                                                         F-112

Notes to Schedule III
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period-04/01/93.......................$          0

  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions.............................  4,002,185
    Improvements, etc..............................          0
    Other..........................................          0
                                                    ----------
                                                              $  4,002,185

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------

Balance at close of period - 03/31/94.........................$  4,002,185
  Additions during period:
    Acquisitions through foreclosure...............$         0
    Other acquisitions............................. 42,200,169
    Improvements, etc.............................. 19,531,960
    Other..........................................          0
                                                    ----------
                                                              $ 61,732,129

  Deductions during period:
    Cost of real estate sold.......................$         0
    Other..........................................          0
                                                    ----------
                                                              $          0
                                                               -----------
Balance at close of period - 03/31/95.........................$ 65,734,314
  Additions during period:
    Acquisitions through foreclosure...............$          0
    Other acquisitions.............................           0
    Improvements, etc..............................  16,282,424
    Other..........................................           0
                                                    -----------
                                                               $ 16,282,424
  Deductions during period:
    Cost of real estate sold.......................$          0
    Other..........................................           0
                                                    -----------
                                                               $          0
                                                                -----------
Balance at close of period - 03/31/96..........................$ 82,016,738
                                              F-113

Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/96...........................$ 82,016,738
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     137,752
    Other............................................           0
                                                      -----------
                                                                 $    137,752
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/97...........................$ 82,154,490
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     164,466
    Other............................................           0
                                                      -----------
                                                                 $    164,466
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/98...........................$ 82,318,956
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     200,573
    Other............................................           0
                                                      -----------
                                                                 $    200,573
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/99........................... $ 82,519,529




                                              F-114
Notes to Schedule III - continued
Boston Capital Tax Credit Fund III L.P. - Series 18

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/99........................... $ 82,519,529
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................      90,225
    Other............................................           0
                                                      -----------
                                                                 $     90,225
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                 $          0
                                                                  -----------
Balance at close of period - 03/31/00.........................   $ 82,609,754
                                                                   ============































                                              F-115
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


  Current year expense..................................$2,835,031
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,785,515


  Current year expense..................................$3,000,815
                                                         ---------

Balance at close of period - 3/31/97..............................$ 6,786,330


  Current year expense..................................$2,884,157
                                                         ---------

Balance at close of period - 3/31/98..............................$ 9,670,487


  Current year expense..................................$2,798,960
                                                         ---------

Balance at close of period - 3/31/99..............................$12,469,447


  Current year expense................................. $2,799,855
                                                         ---------

Balance at close of period - 3/31/00............................  $15,269,302
                                                                   ==========




                                              F-116

                                    Boston Capital Tax Credit Fund III L.P. -
Series 19
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                            Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                Buildings                        Buildings
Accum.    Con-    Acq-   Depre-
               Encum-           and im-     Improve-             and im-
Depre-    struct  uired  ciation
Description   brances    Land   provements    ments      Land    provements
Total      ciation   Date    Date   Life
--------------------------------------------------------------------------------
-------------------------------------------  Ankeney
Housing    3,593,512   217,500  8,144,577    111,265    217,500   8,255,842
8,473,342   1,101,287   3/95   8/94   10-40

Carrollton
Villa      1,232,713    60,015  2,682,843    (31,976)    60,015   2,650,867
2,710,882     561,829   3/95   6/94   5-27.5

Clarke
School     2,532,745   200,000  5,493,464    230,056    200,000   5,723,520
5,923,520     739,390  12/94  12/94   12-40

Forest
Associates   661,425    13,900    396,391    472,998     13,908     869,389
883,297     418,593   3/78   4/95   5-27.5

Garden Gate,
Ft. Worth  5,743,020   678,867  2,532,572  6,509,511    678,867   9,042,083
9,720,950   1,634,919   5/95   5/95   5-27.5

Garden Gate,
Plano      7,204,471   689,318    844,673  8,641,333    689,318   9,486,006
10,175,324   1,707,642  23/95   2/94   5-27.5

Hebbronville
Apts.        516,724    50,711    650,002          0     50,711     650,002
700,713     100,663   4/94  12/93   7-40

Hollister
Inv. Group 1,734,893   400,000  1,906,641    (61,972)   400,000   1,844,669
2,244,669     173,309   5/95   3/95   5-50

                                                          F-117

                                    Boston Capital Tax Credit Fund III L.P. -
Series 19
                                  Schedule III - Real Estate and Accumulated
Depreciation
                                                     March 31, 2000
                                             Subsequent
                             Initial       capitalized     Gross amount at which
                          cost to company    costs**     carried at close of
period
                          ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.    Con-    Acq-    Depre-
               Encum-            and im-     Improve-             and im-
Depre-    struct  uired   ciation
Description   brances    Land   provements    ments      Land     provements
Total    ciation   Date    Date    Life
--------------------------------------------------------------------------------
-------------------------------------------  Holts Summit
Square     1,237,530   110,373    524,966  2,028,302    110,373   2,553,268
2,663,641     552,558  12/94   6/94   5-27.5

Independence
Properties   851,824    38,500    503,166    517,210     38,500   1,020,376
1,058,876     170,374  12/94   6/94   5-40

Jefferson
Square     2,499,983   385,000  4,548,650     91,506    385,000   4,640,156
5,025,156     675,451   8/95   5/94   5-27.5

Jenny Lynn
Properties   801,027    65,000    958,809      7,000     65,000     965,809
1,030,809     199,766   9/94   1/94   5-27.5

Jeremy
Associates 3,734,408   522,890  6,954,516    192,521    522,890   7,147,037
7,669,927     809,496  12/95   6/96   5-27.5

Lone Star
Senior       611,262    20,492    835,453          0     20,492     835,453
855,945     117,165   5/94  12/93   7-40

Madison
L.P.         648,918    42,707    810,978          0     32,500     810,978
843,478     173,777  10/94  12/93   5-27.5

Manasura
Villa        961,145    20,254    301,687    994,014     25,000   1,295,701
1,320,701     147,235   8/95   5/94   5-27.5

Martindale
Apts.        678,707    40,270    861,032          0     40,270     861,032
901,302     135,780   1/94  12/93   7-40
                                                          F-118

                                     Boston Capital Tax Credit Fund III L.P. -
Series 19
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments     Land     provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Munfor
Village      758,895    24,800    980,102      3,415     24,800     983,517
1,008,317     152,787   4/94  10/93   5-40

Northpointe
LP         4,668,822   371,000  9,834,451      1,377    371,000   9,835,828
10,206,828   1,135,109   6/95   7/94   5-27.5

Sahale
Heights      853,530    72,000  1,062,350        111     72,000   1,062,461
1,134,461     230,039   6/94   1/94   5-27.5

Sherwood
Knoll        776,732    45,000    963,996      6,220     45,000     970,216
1,015,216     155,130   4/94  10/93   5-40

Sugarwood
Park       3,495,997   281,875  5,949,680     12,075    281,875   5,961,755
6,243,630   1,144,800   7/95   4/94   5-27.5

Summerset
Housing      936,029    68,665  1,160,825    (25,664)    68,665   1,135,161
1,203,826     169,021  11/95   1/94   7-27.5

Vista's
Associates 3,217,267   831,600  7,055,338      5,229    831,600   7,060,567
7,892,167   1,062,208   1/95  12/93   5-27.5

Wedgewood
Lane         996,631    85,000  1,106,604      5,050     85,000   1,111,654
1,196,654     181,231   9/94   6/94   5-40

                                                          F-119

                                     Boston Capital Tax Credit Fund III L.P. -
Series 19
                                   Schedule III - Real Estate and Accumulated
Depreciation
                                                      March 31, 2000
                                             Subsequent
                              Initial       capitalized     Gross amount at
which
                           cost to company    costs**     carried at close of
period
                           ---------------  -----------  ------
-----------------------
                                 Buildings                        Buildings
Accum.   Con-    Acq-   Depre-
                Encum-            and im-     Improve-             and im-
Depre-   struct  uired  ciation
Description    brances    Land   provements    ments     Land     provements
Total    ciation   Date   Date   Life
--------------------------------------------------------------------------------
-------------------------------------------
Willowood
Park       4,180,811   511,051  6,867,791    159,750    511,051   7,027,541
7,538,592   1,501,739  12/94  11/93   5-27.5
          ---------- --------- ---------- ----------  ---------  ----------   --
--------   ---------
          55,129,021 5,846,788 73,931,557 19,869,331  5,841,335  93,800,888
99,642,223  15,151,298
          ========== ========= ========== ==========  =========  ==========
==========  ==========
Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 1999.
*Decrease due to a reallocation of acquisition costs.
There were no carrying costs as of December 31, 1999.  The column has been omitted for presentation purposes.



                                                          F-120

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
                                                                   -----------
Balance at close of period - 03/31/99.............................$ 99,362,005

Boston Capital Tax Credit Fund III L.P. - Series 19

Reconciliation of Land Building & Improvements current year changes

Balance at close of period - 03/31/99.............................$ 99,362,005
  Additions during period:
    Acquisitions through foreclosure.................$          0
    Other acquisitions...............................           0
    Improvements, etc................................     280,218
    Other............................................           0
                                                      -----------
                                                                  $    280,218
 Deductions during period:
    Cost of real estate sold.........................$          0
    Other............................................           0
                                                      -----------
                                                                  $          0
                                                                   -----------
Balance at close of period - 03/31/00...........................  $ 99,642,223
                                                                   ===========

Boston Capital Tax Credit Fund Limited Partnership - Series 19

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 04/01/93.........................$         0


  Current year expense..................................$   98,220
                                                         ---------

Balance at close of period - 3/31/94..............................$    98,220


  Current year expense..................................$  418,117
                                                         ---------

Balance at close of period - 3/31/95..............................$   516,397


  Current year expense..................................$2,779,948
                                                         ---------

Balance at close of period - 3/31/96..............................$ 3,296,345


  Current year expense..................................$2,591,856
                                                         ---------

Balance at close of period - 3/31/97..............................$ 5,888,201


  Current year expense..................................$3,087,218
                                                         ---------

Balance at close of period - 3/31/98..............................$ 8,975,419


  Current year expense..................................$3,096,686
                                                         ---------

Balance at close of period - 3/31/99..............................$ 12,072,105


  Current year expense..................................$3,079,193
                                                         ---------

Balance at close of period - 3/31/00...........................   $ 15,151,298
                                                                    ===========