Form 10-Q
period 2000-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2000-08-15
CIK 879555

1
                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION


                     Washington, D.C. 20549



                           (Mark One)


(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934.


      For the quarterly period ended June 30, 2000


                                             or


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





             BOSTON CAPITAL TAX CREDIT FUND III L.P.


                  QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTER ENDED June 30, 2000


                        TABLE OF CONTENTS


FOR THE QUARTER ENDED JUNE 30, 2000                            2
BALANCE SHEETS                                                 4
 SERIES 15                                                    5
 SERIES 16                                                    6
 SERIES 17                                                    7
 SERIES 18                                                    8
 SERIES 19                                                    9
STATEMENTS OF OPERATIONS                                      10
THREE MONTHS ENDED JUNE 30,                                   10
 SERIES 15                                                   11
 SERIES 16                                                   12
 SERIES 17                                                   13
 SERIES 18                                                   14
 SERIES 19                                                   15
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL                    16
 SERIES 15                                                   17
 SERIES 16                                                   17
 SERIES 17                                                   18
 SERIES 18                                                   18
 SERIES 19                                                   19
STATEMENTS OF CASH FLOWS                                      20
THREE MONTHS ENDED JUNE 30,                                   20
 SERIES 15                                                  222
 SERIES 16                                                   24
 SERIES 17                                                   26
 SERIES 18                                                   28
 SERIES 19                                                  300
NOTES TO FINANCIAL STATEMENTS                                322
 NOTE A - ORGANIZATION                                      322
 NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES       333
 INVESTMENT SECURITIES                                      333
COST                                ERROR! BOOKMARK NOT DEFINED.
 NOTE C - RELATED PARTY TRANSACTIONS                         34
 NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS              35
COMBINED SUMMARIZED STATEMENTS OF OPERATIONS                  37
 SERIES 15                                                   37
 SERIES 16                                                   38
 SERIES 17                                                   39
 SERIES 18                                                   40
 SERIES 19                                                  411
 LIQUIDITY                                                  433
 CAPITAL RESOURCES                                          433
 RESULTS OF OPERATIONS                                       44
YEAR 2000 COMPLIANCE                                          48
PART II - OTHER INFORMATION                                   49
SIGNATURES                                                    50

             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                                      June 30,        March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS
INVESTMENTS IN OPERATING             $ 93,867,056     $ 96,374,955
PARTNERSHIPS (Note D)


OTHER ASSETS
Cash and cash equivalents               1,873,383        1,754,063

Investments                             1,540,719        1,538,967
Notes receivable                        1,309,982        1,364,322
Deferred acquisition costs, net
of accumulated amortization (Note
B)
                                        1,526,124        1,543,349
Other assets                            2,997,561        2,940,636
                                     $103,114,825     $105,516,292

LIABILITIES

Accounts payable & accrued
expenses
(Note C)                             $      4,551     $      4,553
Accounts payable affiliates
                                       14,056,479       13,374,147
Capital contributions payable
                                        1,432,250        1,432,250
                                       15,493,280       14,810,950

PARTNERS' CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
BAC;
   22,000,000 authorized BACs;
   21,996,102 issued and                                91,687,950
outstanding,                           88,634,992
   as of March 31, 2000

General Partner                       (1,013,447)        (982,608)
                                       87,621,545       90,705,342
                                     $103,114,825     $105,516,292







  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 15

                                      June 30,        March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS(Note D)
                                      $11,838,213      $12,293,726

OTHER ASSETS
Cash and cash equivalents
                                          357,939          308,497
Investments                               135,167          135,167
Notes receivable                                -           32,170
Deferred acquisition costs,
   net of accumulated
amortization
  (Note B)                                233,884          236,512

Other assets                              860,340          858,625
                                      $13,425,543      $13,864,697

LIABILITIES

Accounts payable & accrued
expenses
  (Note C)                            $     1,144     $      1,145
Accounts payable affiliates
                                        3,871,426        3,734,413
Capital contributions payable
                                           32,922           32,922
                                        3,905,492        3,768,480

PARTNERS' CAPITAL

Limited Partners

   Units of limited partnership
   interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;
   3,870,500 issued and                 9,757,522       10,327,926
outstanding,
   as of March 31, 2000
General Partner                         (237,471)        (231,709)
                                        9,520,051       10,096,217
                                      $13,425,543      $13,864,697






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 16

                                      June 30,        March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)
                                      $23,113,328      $23,933,776

OTHER ASSETS
Cash and cash equivalents
                                          316,164          307,415
Investments                               654,460          652,708
Notes receivable                                -                -
Deferred acquisition costs,
   net of accumulated
amortization
  (Note B)                                374,958          379,171
Other assets                              137,589          130,891
                                      $24,596,499      $25,403,961

LIABILITIES

Accounts payable & accrued
expenses
  (Note C)                            $         -      $         -
Accounts payable affiliates
                                        3,292,041        3,119,046
Capital contributions payable
                                          140,006          140,006
                                        3,432,047        3,259,052

PARTNERS' CAPITAL
Limited Partners

   Units of limited
partnership
   Interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;                                  21,419,417       22,390,069
   5,429,402 issued and
outstanding,
   as of March 31, 2000
General Partner                         (254,965)        (245,160)

                                       21,164,452       22,144,909
                                      $24,596,499      $25,403,961



  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 17

                                      June 30,        March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (Note D)
                                      $21,186,829      $21,661,017

OTHER ASSETS
Cash and cash equivalents
                                          436,868          404,005
Investments                                     -                -
Notes receivable                        1,309,982        1,332,152
Deferred acquisition costs,
   net of accumulated
amortization
  (Note B)                                338,210          342,098

Other assets                            1,917,069        1,874,478
                                      $25,188,958      $25,613,750

LIABILITIES

Accounts payable & accrued
expenses
  (Note C)                            $         -      $         -
Accounts payable affiliates
                                        4,159,826        3,985,826
Capital contributions payable
                                        1,206,768        1,206,768
                                        5,366,594        5,192,594

PARTNERS' CAPITAL

Limited Partners

   Units of limited
partnership
   Interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;                                  20,053,820       20,646,624
   5,000,000 issued and
outstanding,
   as of March 31, 2000
General Partner                         (231,456)        (225,468)
                                       19,822,364       20,421,156
                                      $25,188,958      $25,613,750






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 18

                                      June 30,        March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (NOTE D)
                                     $ 16,227,140     $ 16,650,144

OTHER ASSETS
Cash and cash equivalents
                                          408,447          377,094
Investments                               102,771          102,771
Notes receivable                                -                -
Deferred acquisition costs, net
of
   accumulated amortization(Note
B)                                        254,889          257,743
Other assets                               63,286           62,002
                                      $17,056,533      $17,449,754

LIABILITIES

Accounts payable & accrued
expenses
  (Note C)                           $          -     $          -
Accounts payable affiliates
                                        1,757,424        1,661,937
Capital contributions payable
                                           18,554           18,554
                                        1,775,978        1,680,491

PARTNERS' CAPITAL

Limited Partners

   Units of limited
partnership
   Interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;                                  15,437,977       15,921,798
   3,616,200 issued and
outstanding,
   as of March 31, 2000
General Partner                         (157,422)        (152,535)
                                       15,280,555       15,769,263
                                      $17,056,533      $17,449,754





  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.
                         BALANCE SHEETS

                            Series 19

                                      June 30,        March 31,
                                        2000            2000
                                    (Unaudited)       (Audited)
ASSETS

INVESTMENTS IN OPERATING
   PARTNERSHIPS (NOTE D)
                                      $21,501,546     $ 21,836,292

OTHER ASSETS
Cash and cash equivalents
                                          353,965          357,052
Investments                               648,321          648,321
Notes receivable                                -                -
Deferred acquisition costs,
   net of accumulated
amortization
   (Note B)                               324,183          327,825
Other assets                               19,277           14,640
                                      $22,847,292      $23,184,130

LIABILITIES

Accounts payable & accrued
expenses
   (Note C)                           $     3,407     $      3,408
Accounts payable affiliates
                                          975,762          872,925
Capital contributions payable
                                           34,000           34,000
                                        1,013,169          910,333

PARTNERS' CAPITAL

Limited Partners

   Units of limited
partnership
   Interest, $10 stated value per
   BAC; 22,000,000 authorized
BACs;                                  21,966,256       22,401,533
   4,080,000 issued and
outstanding,
   as of March 31, 2000
General Partner                         (132,133)        (127,736)
                                       21,834,123       22,273,797
                                      $22,847,292      $23,184,130






  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                           (Unaudited)





                                          2000           1999

Income
  Interest income                      $     28,179   $     59,471
  Other income                                  998            300
                                             29,177         59,771

Share of loss from Operating
  Partnerships(Note D)                  (2,489,704)    (2,714,397)

Expenses
  Professional fees                          13,372         52,887
  Fund management fee (Note C)              547,815        595,028
  Amortization                               17,225         25,169
  General and administrative                 44,858         52,310
expenses
                                            623,270        725,394

  NET LOSS                             $(3,083,797)   $(3,380,020)

Net loss allocated to limited          $(3,052,958)   $(3,346,220)
partners

Net loss allocated general partner     $   (30,839)   $   (33,800)

Net loss per BAC                       $      (.69)   $      (.74)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                           (Unaudited)

                            Series 15


                                          2000           1999

Income
  Interest income                       $     4,294    $    13,494
  Other income                                    9              -
                                              4,303         13,494

Share of loss from Operating
  Partnerships(Note D)                    (455,506)      (512,749)

Expenses
  Professional fees                           3,230         14,598
  Fund management fee                       110,891        119,516
  Amortization                                2,628          2,628
  General and administrative                  8,214         10,612
expenses
                                            124,963        147,354

  NET LOSS                              $ (576,166)    $ (646,609)

Net loss allocated to limited           $ (570,404)    $ (640,143)
partners

Net loss allocated general partner      $   (5,762)    $   (6,466)

Net loss per BAC                        $     (.15)    $     (.16)























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 16


                                          2000           1999

Income
  Interest income                       $    10,425    $    12,322
  Other income                                  436            150
                                                            12,472
                                             10,861

Share of loss from Operating
  Partnerships(Note D)                    (819,165)      (829,749)

Expenses
  Professional fees                           4,283         12,260
  Fund management fee                       152,430        152,827
  Amortization                                4,213          4,213
  General and administrative                 11,227         13,037
expenses
                                            172,153        182,337

  NET LOSS                              $ (980,457)    $  999,614)

Net loss allocated to limited           $ (970,652)    $ (989,618)
partners

Net loss allocated general partner      $   (9,805)    $   (9,996)

Net loss per BAC                        $     (.18)    $     (.18)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 17


                                          2000           1999

Income
  Interest income                       $     2,998    $     4,617
  Other income                                  553            150
                                              3,551          4,767

Share of loss from Operating
  Partnerships(Note D)                    (473,016)      (605,664)

Expenses
  Professional fees                           2,446         10,811
  Fund management fee                       112,419        132,841
  Amortization                                3,888         11,662
  General and administrative                 10,574         12,437
expenses
                                            129,327        167,751

  NET LOSS                              $ (598,792)    $ (768,648)

Net loss allocated to limited           $ (592,804)    $ (760,961)
partners

Net loss allocated general partner      $   (5,988)    $   (7,687)

Net loss per BAC                        $     (.12)    $     (.15)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 18


                                          2000           1999

Income
  Interest Income                       $     3,310    $     4,481
                                                  -
                                                                 -
                                              3,310          4,481

Share of loss from Operating
  Partnerships(Note D)                    (407,350)      (340,799)

Expenses
  Professional fees                           1,916          9,123
  Fund management fee                        72,916         90,457
  Amortization                                2,854          2,853
  General and administrative                  6,982          7,788
expenses
                                             84,668        110,221

  NET LOSS                              $ (488,708)    $ (446,539)

Net loss allocated to limited           $ (483,821)    $ (442,074)
partners

Net loss allocated general partner      $   (4,887)    $   (4,465)

Net loss per BAC                        $     (.14)    $     (.12)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF OPERATIONS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 19


                                          2000           1999

Income
  Interest income                      $      7,152     $   24,557
  Other income                                    -              -
                                              7,152         24,557

Share of loss from Operating
  Partnerships(Note D)                    (334,667)      (425,436)

Expenses
  Professional fees                           1,497          6,095
  Fund management fee                        99,159         99,387
  Amortization                                3,642          3,813
  General and administrative                  7,861          8,436
expenses
                                            112,159        117,731

  NET LOSS                              $ (439,674)    $ (518,610)

Net loss allocated to limited           $ (435,277)    $ (513,424)
partners

Net loss allocated general partner      $   (4,397)    $   (5,186)

Net loss per BAC                        $     (.11)    $     (.13)






















  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30,
                           (Unaudited)




                                     General
                                     Partner
                       Assignees                    Total

Partners' Capital
 (deficit)
  April 1, 2000                  $            $  $ 90,705,342
                        91,687,950    (982,608)


Net income (loss)      (3,052,958)     (30,839)   (3,083,797)

Partners' capital
 (deficit),
  June 30, 2000                  $            $  $ 87,621,545
                        88,634,992  (1,013,447)


































  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30,
                           (Unaudited)

                       Assignees     General        Total
                                     Partner
      Series 15
Partners' Capital
 (deficit)
  April 1, 2000                  $ $  (231,709)  $ 10,096,217
                        10,327,926


Net income (loss)        (570,404)      (5,762)     (576,166)

Partners' capital
 (deficit),
  June 30, 2000                  $ $  (237,471)  $  9,520,051
                         9,757,522


      Series 16
Partners' Capital
 (deficit)
  April 1, 2000                  $ $  (245,160)  $ 22,144,909
                        22,390,069


Net income (loss)        (970,652)      (9,805)     (980,457)

Partners' capital
 (deficit),
  June 30, 2000                  $ $  (254,965)  $ 21,164,152
                        21,419,417

























The accompanying notes are an integral part of these statements.
             Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30,
                           (Unaudited)


                       Assignees     General        Total
                                     Partner
      Series 17
Partners' Capital
 (deficit)
  April 1, 2000                  $            $  $ 20,421,156
                        20,646,624    (225,468)


Net income (loss)        (592,804)      (5,988)
                                                    (598,792)

Partners' capital
 (deficit),
  June 30, 2000                  $ $  (231,456)  $ 19,822,364
                        20,053,820


      Series 18
Partners' Capital
 (deficit)
  April 1, 2000                  $  $ (152,535)  $ 15,769,263
                        15,921,798


Net income (loss)        (483,821)      (4,887)     (488,708)

Partners' capital
 (deficit),
  June 30, 2000                  $ $  (157,422)  $ 15,280,555
                        15,437,977
























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                   Three Months Ended June 30,
                           (Unaudited)



                       Assignees     General        Total
                                     Partner
     Series 19
Partners' Capital
 (deficit)
  April 1, 2000                  $            $  $ 22,273,797
                        22,401,533    (127,736)


Net income (loss)        (435,277)      (4,397)     (439,674)

Partners' capital
 (deficit),
  June 30, 2000                  $ $  (132,133)  $ 21,834,123
                        21,966,256





































  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)




                                        2000           1999
Cash Flows from operating
activities:

   Net Loss                          $(3,083,797)   $(3,380,020)
   Adjustments
      Distributions from Operating
        Partnerships                       18,195         37,565
      Amortization                         17,225         25,170
      Share of Loss from Operating
        Partnerships                    2,489,704      2,714,397
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                                 380,778
        payable and accrued        (2)
expenses
      Decrease (Increase) in
accounts                                 (56,925)      (115,475)
        Receivable
      Decrease (Increase) in
accounts                                  682,332        424,931
        Payable affiliates

      Net cash (used in) provided
by                                         66,732         87,346
        Operating activities


Cash Flows from investing
activities:

   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                   54,340              -
Partnerships
   Investments                            (1,752)       (80,000)

   Net cash (used in) provided by
     investing activities                  52,588       (80,000)













  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)




                                        2000           1999

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                       119,320          7,346
        CASH EQUIVALENTS

Cash and cash equivalents,              1,754,063      1,693,799
beginning

Cash and cash equivalents, ending     $ 1,873,383    $ 1,701,145




























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 15

                                        2000           1999
Cash Flows from operating
activities:

   Net Loss                            $(576,166)    $ (646,609)
   Adjustments
      Distributions from Operating
        Partnerships                            7            882
      Amortization                          2,628          2,628
      Share of Loss from Operating
        Partnerships                      455,506        512,749
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                                  12,921
        payable and accrued             (1)
expenses
      Decrease (Increase) in
accounts                                  (1,715)        (1,717)
        Receivable
      Decrease (Increase) in
accounts                                  137,013        138,141
        payable affiliates

      Net cash (used in) provided
by                                         17,272         18,995
        operating activities


Cash Flows from investing
activities:

   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                                       -
Partnerships                               32,170
   Investments                                  -              -

   Net cash (used in) provided by
     investing activities                  32,170              -













  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 15

                                        2000           1999

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                        49,442         18,995
        CASH EQUIVALENTS

Cash and cash equivalents,                308,497        306,884
beginning

Cash and cash equivalents, ending      $  357,939     $  325,879





























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 16

                                        2000           1999
Cash Flows from operating
activities:

   Net Loss                            $(980,457)     $(999,614)
   Adjustments
      Distributions from Operating
        Partnerships                        1,283              -
      Amortization                          4,213          4,214
      Share of Loss from Operating
        Partnerships                      819,165        829,749
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -         12,260
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                  (6,698)       (11,162)
        Receivable
      Decrease (Increase) in
accounts                                                 172,995
        payable affiliates                172,995

      Net cash (used in) provided
by                                         10,501          8,442
        operating activities


Cash Flows from investing
activities:

   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                        -              -
Partnerships
   Investments                            (1,752)              -

   Net cash (used in) provided by
     investing activities                 (1,752)              -













  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 16

                                        2000           1999

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                         8,749          8,442
        CASH EQUIVALENTS

Cash and cash equivalents,                307,415        213,451
beginning

Cash and cash equivalents, ending      $  316,164     $  221,893





























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 17

                                        2000           1999
Cash Flows from operating
activities:

   Net Loss                          $  (598,792)     $(768,648)
   Adjustments
      Distributions from Operating
        Partnerships                        1,172          4,113
      Amortization                          3,888         11,662
      Share of Loss from Operating
        Partnerships                      473,016        605,664
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -        342,298
        payable and accrued
expenses
     (Decrease) Increase in
accounts                                 (42,591)      (101,547)
        receivable
      Decrease (Increase) in
accounts                                  174,000       (84,531)
        payable affiliates

      Net cash (used in) provided
by                                         10,693          9,011
        operating activities


Cash Flows from investing
activities:

   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                                       -
Partnerships                       22,170
   Investments                                  -              -

   Net cash (used in) provided by
     Investing activities                  22,170              -













  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 17

                                        2000           1999

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                        32,863          9,011
        CASH EQUIVALENTS

Cash and cash equivalents,                404,005        349,189
beginning

Cash and cash equivalents, ending     $   436,868    $   358,200




























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 18

                                        2000           1999
Cash Flows from operating
activities:

   Net Loss                            $(488,708)     $(446,539)
   Adjustments
      Distributions from Operating
        Partnerships                       15,654          1,130
      Amortization                          2,854          2,853
      Share of Loss from Operating
        Partnerships                      407,350        340,799
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                        -          7,310
        payable and accrued
expenses
      Decrease (Increase) in
accounts                                  (1,284)        (2,844)
        Receivable
      Decrease (Increase) in
accounts                                   95,487         95,488
        payable affiliates

      Net cash (used in) provided
by                                         31,353        (1,803)
        operating activities


Cash Flows from investing
activities:

   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                        -              -
Partnerships
   Investments                                  -              -

   Net cash (used in) provided by
     investing activities                       -              -














  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)




                                        2000           1999

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                        31,353        (1,803)
        CASH EQUIVALENTS

Cash and cash equivalents,                377,094        306,065
beginning

Cash and cash equivalents, ending     $   408,447    $   304,262





























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 19

                                        2000           1999
Cash Flows from operating
activities:

   Net Loss                             (439,674)     $(518,610)
   Adjustments
      Distributions from Operating
        Partnerships                           79         31,440
      Amortization                          3,642          3,813
      Share of Loss from Operating
        Partnerships                      334,667        425,436
   Changes in assets and
liabilities
     (Decrease) Increase in
accounts                                      (1)          5,989
        payable and accrued
expenses
     (Decrease) Increase in
accounts                                  (4,637)          1,795
        receivable/ other assets
      Decrease (Increase) in
accounts                                  102,837        102,838
        payable affiliates

      Net cash (used in) provided
by                                        (3,087)         52,701
        operating activities


Cash Flows from investing
activities:

   Capital contributions paid to
     Operating Partnerships                     -              -
   Advances in Operating                        -              -
Partnerships
   Investments                                  -       (80,000)

   Net cash (used in) provided by
     investing activities                       -       (80,000)














  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                    STATEMENTS OF CASH FLOWS

                   Three Months Ended June 30,
                           (Unaudited)


                            Series 19

                                        2000           1999

Continued

Cash flows from financing
activity:

   Credit adjusters received from
     Operating Partnerships                     -              -

      Net cash (used in)provided
by                                              -              -
        financing activity


      INCREASE (DECREASE) IN CASH
AND                                       (3,087)       (27,299)
        CASH EQUIVALENTS

Cash and cash equivalents,                357,052        518,210
beginning

Cash and cash equivalents, ending     $   353,965    $   490,911




























  The accompanying notes are an integral part of this statement
             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)


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





             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                           (Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of June 30, 2000 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account. The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investment

The Fund has included in investments Certificates of Deposit with original materities of one year or less. These investments are carried at costs.







             Bston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                           (Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

     Amortized cost is the face value of the securities and any unamortized premium or discount. The balance sheet reflects the fair market value under investments.

Amortization

       On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2000 the Fund has accumulated unallocated acquisition amortization totaling $367,213. The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2000 and 1999 is as follows:


                    2000           1999

Series 15             $55,286         $44,774
Series 16              88,471          71,620
Series 17              89,540          81,765
Series 18              60,050          48,636
Series 19              73,866          59,296
                     $367,213        $306,091


NOTE C - RELATED PARTY TRANSACTIONS

     The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital
Partners, Inc., and Boston Capital Asset Management Limited
Partnership as follows:

     Boston Capital Partners, Inc. is entitled to asset
acquisition fees for
selecting, evaluating, structuring, negotiating, and closing the
Fund's
acquisition of interests in the Operating Partnerships.   Prior
to the quarter ended June 30, 2000 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.





             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                           (Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

     An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership. The fund management fees accrued for the quarter ended June 30, 2000 and 1999 are as follows:

                    2000            1999

Series 15            $137,013         $137,013
Series 16             172,995          172,995
Series 17             140,925          141,342
Series 18              95,487           95,487
Series 19             102,837          102,837
                     $649,257         $649,674

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

     At June 30, 2000 and 1999, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating
Partnerships within the Fund at June 30, 2000 and 1999 is as follows:





Series 15                         68
Series 16                         64
Series 17                         49
Series 18                         34
Series 19                         26
                                 241





             Boston Capital Tax Credit Fund III L.P.

            NOTES TO FINANCIAL STATEMENTS - CONTINUED
                          June 30, 2000
                           (Unaudited)


NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

     Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2000 and 1999 are as follows:

                    2000            1999

Series 15          $   32,922       $   32,922
Series 16             140,006          142,506
Series 17           1,206,768        1,367,195
Series 18              18,554           18,554
Series 19              34,000           34,000
                   $1,432,250       $1,595,177


The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2000.





             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                  Three months ended March 31,
                           (Unaudited)

                            Series 15

                                      2000                1999

Revenues
   Rental                             $  2,486,174       $  2,427,558
   Interest and other                       82,688             83,133

                                         2,568,862          2,510,691

Expenses
   Interest                                687,628            694,218
   Depreciation and                        902,907            954,000
amortization
   Operating expenses                    1,653,173          1,546,183
                                         3,243,708          3,194,401

NET LOSS                              $  (674,846)       $  (683,710)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (455,506)       $  (512,749)
   III L.P.


Net loss allocated to other
   Partners                           $    (6,748)       $    (6,837)

Net loss suspended                    $  (212,592)       $  (164,124)




The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 2000 and 1999 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.


             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                  Three months ended March 31,
                           (Unaudited)

                            Series 16

                                      2000                1999

Revenues
   Rental                             $  3,367,472       $  3,085,327
   Interest and other                      139,573            142,545

                                         3,507,045          3,227,872

Expenses
   Interest                                996,864            927,227
   Depreciation and                      1,239,477          1,209,040
amortization
   Operating expenses                    2,204,378          2,027,128
                                         4,440,719          4,163,395

NET LOSS                              $  (933,674)       $  (935,523)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (819,165)       $  (829,749)
   III L.P.


Net loss allocated to other
   Partners                           $    (9,337)       $    (9,355)

Net loss suspended                    $  (105,172)       $   (96,419)




The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 2000 and 1999 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                  Three months ended March 31,
                           (Unaudited)

                            Series 17

                                      2000                1999

Revenues
   Rental                             $  2,934,851       $  2,737,626
   Interest and other                      106,438             87,828

                                         3,041,289          2,825,454

Expenses
   Interest                                905,724            915,328
   Depreciation and                        930,184            911,848
amortization
   Operating expenses                    1,746,883          1,610,060
                                         3,582,791          3,437,236

NET LOSS                              $  (541,502)       $  (611,782)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (473,016)       $  (605,664)
   III L.P.


Net loss allocated to other
   Partners                           $   (68,486)       $    (6,118)





             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                  Three months ended March 31,
                           (Unaudited)

                            Series 18

                                      2000                1999

Revenues
   Rental                             $  1,649,338       $  1,610,813
   Interest and other                       86,082             86,695

                                         1,735,420          1,697,508

Expenses
   Interest                                470,360            457,470
   Depreciation and                        630,183            623,236
amortization
   Operating expenses                    1,062,904            974,916
                                         2,163,447          2,055,622

NET LOSS                              $  (428,027)       $  (358,114)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (407,350)       $  (340,799)
   III L.P.


Net loss allocated to other
   Partners                           $    (4,280)       $    (3,581)

Net loss suspended                    $   (16,397)       $   (13,734)




The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 2000 and 1999 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
             Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)

   NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

          COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
                  Three months ended March 31,
                           (Unaudited)

                            Series 19

                                      2000                1999

Revenues
   Rental                             $  2,375,194       $  2,261,354
   Interest and other                       65,676             77,908

                                         2,440,870          2,339,262

Expenses
   Interest                                803,038            843,587
   Depreciation and                        742,598            703,864
amortization
   Operating expenses                    1,240,333          1,221,544
                                         2,785,969          2,768,995

NET LOSS                              $  (345,099)       $  (429,733)

Net loss allocation to
Boston
   Capital Tax Credit Fund            $  (334,667)       $  (425,436)
   III L.P.


Net loss allocated to other
   Partners                           $    (3,451)       $    (4,297)

Net loss suspended                               $                  $
                                           (6,981)                  -




The variance in allowable loss from the Operating Partnerships for the three months ended March 31, 2000 and 1999 is mainly a result of the way the Partnership accounts for its investment in Operating Partnerships. The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. However, the Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.
Boston Capital Tax Credit Fund III L.P.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 2000
                           (Unaudited)




NOTE E - TAXABLE LOSS

      The Fund's taxable loss for the year ended March 31, 2001 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods. No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.
Item 2.  Management's Discussions and Analysis of Financial
Condition and
Results of Operations

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

      The Fund is currently accruing the fund management
fee. Fund management fees accrued during the quarter ended June 30, 2000 were $649,257 and total fund management fees accrued as of June 30, 2000 were $12,850,253. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of
liquidity to meet the third party obligations of the Fund.   The
Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

      The Fund has recorded $928,656 as payable to affiliates.
This represents fundings to make advances and/or loans to certain
Operating Partnerships in Series 17 of the Fund.

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

     During the quarter ended June 30, 2000, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2000.

(Series 16) The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.
     During the quarter ended June 30, 2000, none of Series 16 net offering proceeds had been used to pay capital contributions. Series 16 net offering proceeds in the amount of $140,006 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2000.

(Series 17) The Fund commenced offering BACs in Series 17 on January 24, 1993. Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended June 30, 2000, none of Series 17 net offering proceeds had been used to pay capital contributions. Series 17 net offering proceeds in the amount of $436,868 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of June 30, 2000.

(Series 18)  The Fund commenced offering BACs in Series 18 on
June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

     During the quarter ended June 30, 2000, none of Series 18 net offering proceeds had been used to pay capital contributions. Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 2000.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

     During the quarter ended June 30, 2000, none of Series 19 net offering proceeds had been used to pay capital contributions. Series 19 net offering proceeds in the amount of $34,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2000.


Results of Operations

     As of June 30, 2000 and 1999 the Fund held limited partnership interests in 241 Operating Partnerships. In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax
Credit. Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.

     The results of operations for future periods are likely to vary from those for the period ended June 30, 2000. The losses from Operating Partnerships reported for this interim period are not necessarily indicative of the results anticipated for future periods as some of these Operating Partnerships are in the lease-up phase.

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

(Series 15) As of June 30, 2000 and 1999, the average qualified occupancy for the series was 100% for both years. The series had a total of 68 properties at June 30, 2000, all of which were at 100% qualified occupancy.

     For the three months being reported Series 15 reflects a net loss from Operating Partnerships of $674,846. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $228,061. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. It is anticipated that the property will be able to operate at breakeven, barring any significant unforeseen repairs. At this time, the Operating General Partner has commenced negotiations with the property's management company aimed at transferring the Operating General Partnership interest to that entity. It is anticipated that the addition of a local Operating General Partner will enhance the property's ability to refinance its permanent mortgage.

     As part of the January 1999 debt restructure of School Street I LP, (School Street Apt. Phase I) the lender instituted a capital improvements project to be completed by December 1999.
At year end most of the required improvements were completed.
The lender has agreed to extend the deadline for the remaining items. In an effort to further improve operations at the property the Operating General Partner hired a new management company in September 1999. The new management company has been pursuing evictions of delinquent tenants, and as a result the average occupancy of the property declined to 50% in the fourth quarter of 1999. Occupancy has improved since the evictions and was at 62% as of June 2000. The Operating General Partner is continuing to actively participate with the new management company in the partnership's operations in order to achieve stable high occupancy and positive cash flow at the property.

(Series 16) As of June 30, 2000 and 1999, the average qualified occupancy for the series was 99.7% for both years. The series had a total of 64 properties at June 30, 2000. Out of the total, 62 had 100% qualified occupancy.
     For the three months being reported Series 16 reflects a net loss from Operating Partnerships of $933,674. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $305,803. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increasing supply of affordable housing in the area with superior amenities has hampered marketing efforts and made tenant retention difficult. Average physical occupancy for the first half of 2000 was 80.8%, down from an average of 85.4% in 1999. The Business Plan for the year 2000 outlines the following programs to increase occupancy: replace the building signage, improve the physical appearance of the property's common areas, and negotiate parking agreements with an other landlords to alleviate the issue of limited parking. The Operating General Partner continues to support the property financially and is working to refinance the partnership's second mortgage, which matures in August 2000.

(Series 17) As of June 30, 2000 and 1999, the average qualified occupancy for the series was 99.7% for both years. The series had a total of 49 properties at June 30, 2000. Out of the total
48 had 100% qualified occupancy.

     For the three months being reported Series 17 reflects a net loss from Operating Partnerships of $541,502. When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $388,682. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Annadale Housing Partners (Kingsview Manor & Estates) reported net losses due to operational issues associated with the property. In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property. In addition, the management agent hired a new on-site manager and leasing agent. As a result of these changes, occupancy reached 92% as of December 31, 1999, 93.7% as of March 31, 2000 and 92.3% as of June 30, 2000. In
order to reduce operating costs, a loan restructure was finalized with the first mortgage lender. In exchange for payment by the Operating General Partner of $620,457, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation. The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnerships future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years. As of June 30, 2000, the property has been successful in maintaining break-even operations. The Investment General Partner continues to monitor this situation closely.

     The property owned by California Investors VI LP (Orchard
Park) has sustained a physical occupancy of 94.6% for the first six months of 2000. This stability has been the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. The property's surrounding area is experiencing economic growth which include a major public sports park, currently being developed next to Orchard Park and scheduled to be completed in the fall of 2000. In addition to the park, a high school is in the process of construction. It is however, progressing slowly and its completion date is unknown as of this time. These types of public development in the area should increase the quantity of automobile traffic around Orchard Park and in turn should continue to assist with marketing efforts. Currently, the Investment Limited Partner is negotiating with a third party to assume the management of the partnership along with the general partner interest.

     Physical occupancy at Palmetto Properties Ltd. (Palmetto Villas) has remained at an average of 78% through the second quarter of 2000. Occupancy at the site begun to drop early in 1999 due to poor on-site management and significant deferred maintenance issues. As a result, the property management company was replaced in January 2000. However, due to a lack of replacement reserve funds to rehabilitate vacant units, occupancy remains low. In addition, the property is in arrears on its real estate tax payments for 1998 and 1999. At this time, the Investment General Partner is working with the new management company to obtain low interest deferred maintenance loans to complete necessary repairs, improve occupancy and cure the tax delinquency. The Investment General Partner has entered into negotiations with the current Operating General Partner aimed at removing him from the partnership. The new management company has expressed interest in assuming the role of Operating General Partner, and based on the management company's performance to date, the partnership would benefit substantially from this arrangement.

(Series 18) As of June 30, 2000 and 1999 the average qualified occupancy for the series was 100% for both years. The series had a total of 34 properties at June 30, 2000, out of the total all had 100% qualified occupancy.

     For the three months being reported Series 18 reflects a net loss from Operating Partnerships of $428,027. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $202,156. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Harris Housing Limited Partnership (Harris Music Lofts) operated with a net loss during 1999 primarily as a result of high operating expenses. The Operating General Partner infused cash to fund operating deficits for the year. Operating costs on this property are high particularly in administration and maintenance. In addition to high expenses, the property suffers from under-funded tax and insurance and security deposit escrows. Despite the occupancy, which averaged at 97.8% during 1999, the property was unable to fund these accounts. Average occupancy for the first six months of 2000 was 97.4%, a slight decrease over the 1999 average. Unless expenses are significantly reduced, the property will continue to operate at a deficit and will be unable to fund the shortfall in the required accounts.
It is the intention of the Operating General Partner to streamline expenses by sharing personnel and bulk ordering of supplies with another property that is only one mile away. However, at this time, the referenced property has not completed construction. It is the Operating General Partner's belief these efforts to streamline expenses should occur within the next 90 days. In addition, there was a rent increase effective May 1, 2000 which should generate some additional revenue for the property.

     Marengo Park Apartments, Limited Partnership is operating below breakeven due to low occupancy levels. Occupancy averaged 76.7% in 1999. Through the second quarter of 2000 occupancy has averaged 79.9%. Management has attributed the occupancy problem to the local economy. In Marengo, potential tenants do not consider 30% of their income a good rent. Single-family homes in the area may be rented for the same amount. As a result of weak occupancy, the property suffers from underfunded reserves, and a delinquent tax status. 1999 property taxes in the amount of $21,939 went unpaid, and were recently vouchered and paid by Rural Development. As a result of their vouchering the taxes, Rural Development has issued a notice of acceleration on the debt. The Investment General Partner has appealed this ruling, and is currently in discussion with Rural Development to facilitate a mutually acceptable workout plan in order to avoid a foreclosure.

     Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses and occupancy issues with its six transitional units. The Operating General Partner and the Management Company have been deferring their respective fees to improve the property's cash flow. In addition, the Operating General Partner continues to fund deficits. The property's 18 non-transitional housing units operate with a strong occupancy, however, the six transitional units incur significant turnover, which results in increased operating expense. The Operating General Partner has taken a more active role in the leasing and day to day management of the six transitional units. It was previously reported that the Operating General Partner was successful in removing the six transitional units from the program and that as of January 1, 2000, all six units would be available to non-transitional qualified residence. However, the Investment Limited Partner was recently informed that two units will remain in the Transitional Housing program. The property operated with an average occupancy of 91.7% in the second quarter of 2000, up from 86.1% in the first quarter. The management company continues to monitor operating expenses and reports that expenses remain stable and within acceptable levels.

(Series 19) As of June 30, 2000 and 1999 the average qualified occupancy for the series was 100% for both years. The series had a total of 26 properties at June 30, 2000, all of which were at 100% qualified occupancy.

     For the three months being reported Series 19 reflects a net loss from Operating Partnerships of $345,099. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $397,499. This is an interim period estimate; it is not necessarily indicative of the final year end results.
Year 2000 Compliance

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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.



                                By:  Boston Capital Associates
III L.P.




                                By:  C&M Associates d/b/a
                                     Boston Capital
Associates



Date:  June 15, 2000              By: /s/ John P. Manning
                                     -------------------
                                     John P. Manning,
                                     Partner & Principal
Financial
                                     Officer