Form 10-Q
period 2000-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2000-11-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2000

                                              or

( )   TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _______
Commission file number        0-21718

BOSTON CAPITAL TAX CREDIT FUND III L.P.
(Exact name of registrant as specified in its charter)

Delaware	52-1749505
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts  02108
(Address of principal executive offices)           (Zip Code)

Registrants telephone number, including area code (617)624-8900

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30, 2000 *

BALANCE SHEETS *

Series 15 *

Series 16 *

Series 17 *

Series 18 *

Series 19 *

STATEMENTS OF OPERATIONS *

Three Months Ended SEPTEMBER 30, *

Series 15 *

Series 16 *

Series 17 *

Series 18 *

Series 19 *

SIX Months Ended SEPTEMBER 30, 16

Series 15 17

Series 16 18

Series 17 *

Series 18 20

Series 19 21

STATEMENTS OF CHANGES IN PARTNERS CAPITAL 22

Series 15 23

Series 16 23

Series 17 24

Series 18 24

Series 19 25

STATEMENTS OF CASH FLOWS 26

SIX MONTHS Ended SEPTEMBER

Series 15 *

Series 16 30

Series 17 32

Series 18 34

Series 19 *

NOTES TO FINANCIAL STATEMENTS *

NOTE A - ORGANIZATION *

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES *

Investment Securities *

Cost

NOTE C - RELATED PARTY TRANSACTIONS 41

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS 41

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS 43

Series 15 43

Series 16 44

Series 17 45

Series 18 46

Series 19 *

Liquidity *

Capital Resources *

Results of Operations 50

PART II - OTHER INFORMATION 55

SIGNATURES 56

Boston Capital Tax Credit Fund III L.P.
BALANCE SHEETS

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 91,739,178	$ 96,374,955

OTHER ASSETS
Cash and cash equivalents	1,717,309	1,754,063
Investments	1,574,301	1,538,967
Notes receivable	1,309,982	1,364,322
Deferred acquisition costs, net of accumulated amortization (Note B)	1,508,901	1,543,349
Other assets	3,021,745	2,940,636
	$100,871,416	$105,516,292

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,551	$ 4,553
Accounts payable affiliates	14,705,733	13,374,147
Capital contributions payable	1,422,250	1,432,250
	16,132,534	14,810,950

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of March 31, 2000	85,781,154	91,687,950
General Partner	(1,042,272)	(982,608)
	84,738,882	90,705,342
	$100,871,416	$105,516,292

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.
BALANCE SHEETS

Series 15

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$11,451,111	$12,293,726

OTHER ASSETS
Cash and cash equivalents	332,986	308,497
Investments	141,938	135,167
Notes receivable	-	32,170
Deferred acquisition costs, net of accumulated amortization (Note B)	231,256	236,512
Other assets	855,487	858,625
	$13,012,778	$13,864,697

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	4,008,439	3,734,413
Capital contributions payable	32,922	32,922
	4,042,506	3,768,480

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of March 31, 2000	9,213,240	10,327,926
General Partner	(242,968)	(231,709)
	8,970,272	10,096,217
	$13,012,778	$13,864,697

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.
BALANCE SHEETS

Series 16

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$22,435,599	$23,933,776

OTHER ASSETS
Cash and cash equivalents	288,981	307,415
Investments	666,351	652,708
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	370,746	379,171
Other assets	134,642	130,891
	$23,896,319	$25,403,961

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,465,035	3,119,046
Capital contributions payable	140,006	140,006
	3,605,041	3,259,052

PARTNERS CAPITAL
Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of March 31, 2000	20,554,974	22,390,069
General Partner	(263,696)	(245,160)

	20,291,278	22,144,909
	$23,896,319	$25,403,961

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.
BALANCE SHEETS

Series 17

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,801,853	$21,661,017

OTHER ASSETS
Cash and cash equivalents	415,285	404,005
Investments	-	-
Notes receivable	1,309,982	1,332,152
Deferred acquisition costs, net of accumulated amortization (Note B)	334,323	342,098
Other assets	1,919,943	1,874,478
	$24,781,386	$25,613,750

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,300,749	3,985,826
Capital contributions payable	1,206,768	1,206,768
	5,507,517	5,192,594

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of March 31, 2000	19,510,810	20,646,624
General Partner	(236,941)	(225,468)
	19,273,869	20,421,156
	$24,781,386	$25,613,750

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.
BALANCE SHEETS

Series 18

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 15,886,146	$ 16,650,144

OTHER ASSETS
Cash and cash equivalents	360,375	377,094
Investments	107,824	102,771
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization(Note B)	252,036	257,743
Other assets	89,592	62,002
	$16,695,973	$17,449,754

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,852,911	1,661,937
Capital contributions payable	18,554	18,554
	1,871,465	1,680,491

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of March 31, 2000	14,986,491	15,921,798
General Partner	(161,983)	(152,535)
	14,824,508	15,769,263
	$16,695,973	$17,449,754

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.
BALANCE SHEETS

Series 19

	September 30, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$21,164,469	$ 21,836,292

OTHER ASSETS
Cash and cash equivalents	319,682	357,052
Investments	658,188	648,321
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	320,540	327,825
Other assets	22,081	14,640
	$22,484,960	$23,184,130

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,406	$ 3,408
Accounts payable affiliates	1,078,599	872,925
Capital contributions payable	24,000	34,000
	1,106,005	910,333

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of March 31, 2000	21,515,639	22,401,533
General Partner	(136,684)	(127,736)
	21,378,955	22,273,797
	$22,484,960	$23,184,130

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2000	1999

Income
Interest income	$ 37,213	$ 44,332
Other income	-	12,900
	37,213	57,232

Share of loss from Operating Partnerships(Note D)	(2,124,298)	(2,831,342)

Expenses
Professional fees	115,440	110,850
Fund management fee (Note C)	629,550	574,925
Amortization	17,224	17,224
General and administrative expenses	33,235	33,074
	795,449	736,073

NET LOSS	$(2,882,534)	$(3,510,183)

Net loss allocated to limited partners	$(2,853,709)	$(3,475,081)

Net loss allocated general partner	$ (28,825)	$ (35,102)

Net loss per BAC	$ (.64)	$ (.77)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2000	1999

Income
Interest income	$ 4,881	$ 6,346
Other income	-	-
	4,881	6,346

Share of loss from Operating Partnerships(Note D)	(387,097)	(392,273)

Expenses
Professional fees	27,000	27,120
Fund management fee	130,963	115,958
Amortization	2,628	2,628
General and administrative expenses	6,936	7,553
	167,527	153,259

NET LOSS	$ (549,743)	$ (539,186)

Net loss allocated to limited partners	$ (544,246)	$ (533,794)

Net loss allocated general partner	$ (5,497)	$ (5,392)

Net loss per BAC	$ (.14)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2000	1999

Income
Interest income	$ 10,715	$ 12,421
Other income	-	150
	10,715	12,571

Share of loss from Operating Partnerships(Note D)	(674,182)	(928,850)

Expenses
Professional fees	27,500	29,870
Fund management fee	170,359	162,551
Amortization	4,213	4,213
General and administrative expenses	7,604	10,241
	209,676	206,875

NET LOSS	$ (873,143)	$(1,123,154)

Net loss allocated to limited partners	$ (864,412)	$(1,111,922)

Net loss allocated general partner	$ (8,731)	$ (11,232)

Net loss per BAC	$ (.16)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2000	1999

Income
Interest income	$ 3,247	$ 3,302
Other income	-	11,850
	3,247	15,152

Share of loss from Operating Partnerships(Note D)	(384,948)	(625,056)

Expenses
Professional fees	22,000	22,120
Fund management fee	132,904	125,592
Amortization	3,887	3,887
General and administrative expenses	7,972	1,458
	166,763	153,057

NET LOSS	$ (548,464)	$ (762,961)

Net loss allocated to limited partners	$ (542,979)	$ (755,331)

Net loss allocated general partner	$ (5,485)	$ (7,630)

Net loss per BAC	$ (.11)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2000	1999

Income
Interest Income	$ 3,397	$ 4,556
	-	-
	3,397	4,556

Share of loss from Operating Partnerships(Note D)	(340,994)	(474,421)

Expenses
Professional fees	18,066	17,120
Fund management fee	92,487	70,487
Amortization	2,853	2,853
General and administrative expenses	5,014	6,432
	118,420	96,892

NET LOSS	$ (456,017)	$ (566,757)

Net loss allocated to limited partners	$ (451,457)	$ (561,089)

Net loss allocated general partner	$ (4,560)	$ (5,668)

Net loss per BAC	$ (.12)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2000	1999

Income
Interest income	$ 14,973	$ 17,707
Other income	-	900
	14,973	18,607

Share of loss from Operating Partnerships(Note D)	(337,077)	(410,742)

Expenses
Professional fees	20,874	14,620
Fund management fee	102,837	100,337
Amortization	3,643	3,643
General and administrative expenses	5,709	7,390
	133,063	125,990

NET LOSS	$ (455,167)	$ (518,125)

Net loss allocated to limited partners	$ (450,615)	$ (512,944)

Net loss allocated general partner	$ (4,552)	$ (5,181)

Net loss per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2000	1999

Income
Interest income	$ 65,392	$ 93,885
Other income	999	23,117
	66,391	117,002

Share of loss from Operating Partnerships(Note D)	(4,614,002)	(5,545,739)

Expenses
Professional fees	128,812	163,737
Fund management fee (Note C)	1,177,365	1,169,952
Amortization	34,448	34,618
General and administrative expenses	78,224	93,160
	1,418,849	1,461,467

NET LOSS	$(5,966,460)	$(6,890,204)

Net loss allocated to limited partners	$(5,906,796)	$(6,821,302)

Net loss allocated general partner	$ (59,664)	$ (68,902)

Net loss per BAC	$ (1.33)	$ (1.53)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2000	1999

Income
Interest income	$ 9,175	$ 19,840
Other income	9	-
	9,184	19,840

Share of loss from Operating Partnerships(Note D)	(842,603)	(905,022)

Expenses
Professional fees	30,230	41,718
Fund management fee	241,854	235,474
Amortization	5,256	5,256
General and administrative expenses	15,186	18,164
	292,526	300,612

NET LOSS	$(1,125,945)	$(1,185,794)

Net loss allocated to limited partners	$(1,114,686)	$(1,173,936)

Net loss allocated general partner	$ (11,259)	$ (11,858)

Net loss per BAC	$ (.29)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2000	1999

Income
Interest income	$ 21,140	$ 24,742
Other income	436	300
	21,576	25,042

Share of loss from Operating Partnerships(Note D)	(1,493,347)	(1,758,599)

Expenses
Professional fees	31,783	42,130
Fund management fee	322,789	315,377
Amortization	8,425	8,425
General and administrative expenses	18,863	23,279
	381,860	389,211

NET LOSS	$(1,853,631)	$(2,122,768)

Net loss allocated to limited partners	$(1,835,095)	$(2,101,540)

Net loss allocated general partner	$ (18,536)	$ (21,228)

Net loss per BAC	$ (.34)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2000	1999

Income
Interest income	$ 6,245	$ 7,919
Other income	554	12,000
	6,799	19,919

Share of loss from Operating Partnerships(Note D)	(857,964)	(1,230,720)

Expenses
Professional fees	24,446	32,931
Fund management fee	245,323	258,433
Amortization	7,775	7,775
General and administrative expenses	18,578	21,670
	296,122	320,809

NET LOSS	$(1,147,287)	$(1,531,610)

Net loss allocated to limited partners	$(1,135,814)	$(1,516,294)

Net loss allocated general partner	$ (11,473)	$ (15,316)

Net loss per BAC	$ (.23)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2000	1999

Income
Interest income	$ 6,707	$ 9,037
Other income	-	-
	6,707	9,037

Share of loss from Operating Partnerships(Note D)	(748,344)	(815,220)

Expenses
Professional fees	19,982	26,243
Fund management fee	165,403	160,944
Amortization	5,707	5,707
General and administrative expenses	12,026	14,220
	203,118	207,114

NET LOSS	$ (944,755)	$(1,013,297)

Net loss allocated to limited partners	$ (935,307)	$(1,003,164)

Net loss allocated general partner	$ (9,448)	$ (10,133)

Net loss per BAC	$ (.26)	$ (.28)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2000	1999

Income
Interest income	$ 22,125	$ 32,347
Other income	-	10,817
	22,125	43,164

Share of loss from Operating Partnerships(Note D)	671,744)	(836,178)

Expenses
Professional fees	22,371	20,715
Fund management fee	201,996	199,724
Amortization	7,285	7,455
General and administrative expenses	13,571	15,827
	245,223	243,721

NET LOSS	$ (894,842)	$(1,036,735)

Net loss allocated to limited partners	$ (885,894)	$(1,026,368)

Net loss allocated general partner	$ (8,948)	$ (10,367)

Net loss per BAC	$ (.22)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total

Partners Capital (deficit) April 1, 2000	$ 91,687,950	$ (982,608)	$ 90,705,342

Net income (loss)	(5,906,796)	(59,664)	(5,966,460)

Partners capital (deficit), September 30, 2000	$ 85,781,154	$(1,042,272)	$ 84,738,882

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners Capital (deficit) April 1, 2000	$ 10,327,926	$ (231,709)	$ 10,096,217

Net income (loss)	(1,114,686)	(11,259)	(1,125,945)

Partners capital (deficit) September 30, 2000	$ 9,213,240	$ (242,968)	$ 8,970,272

Series 16
Partners Capital (deficit) April 1, 2000	$ 22,390,069	$ (245,160)	$ 22,144,909

Net income (loss)	(1,835,095)	(18,536)	(1,853,631)

Partners capital (deficit) September 30, 2000	$ 20,554,974	$ (263,696)	$ 20,291,278

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners Capital (deficit) April 1, 2000	$ 20,646,624	$ (225,468)	$ 20,421,156

Net income (loss)	(1,135,814)	(11,473)	(1,147,287)

Partners capital (deficit) September 30, 2000	$ 19,510,810	$ (236,941)	$ 19,273,869

Series 18
Partners Capital (deficit) April 1, 2000	$ 15,921,798	$ (152,535)	$ 15,769,263

Net income (loss)	(935,307)	(9,448)	(944,755)

Partners capital (deficit), September 30, 2000	$ 14,986,491	$ (161,983)	$ 14,824,508

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Six Months Ended September 30,
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners Capital (deficit) April 1, 2000	$ 22,401,533	$ (127,736)	$ 22,273,797

Net income (loss)	(885,894)	(8,948)	(894,842)

Partners capital (deficit), September 30, 2000	$ 21,515,639	$ (136,684)	$ 21,378,955

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2000	1999
Cash Flows from operating activities:

Net Loss	$(5,966,460)	$(6,890,204)
Adjustments
Distributions from Operating Partnerships	21,775	37,616
Amortization	34,448	34,618
Share of Loss from Operating Partnerships	4,614,002	5,545,739
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2)	4,490
Decrease (Increase) in accounts Receivable	(81,109)	(306,694)
Decrease (Increase) in accounts Payable affiliates	1,331,586	1,594,302

Net cash (used in) provided by Operating activities	(45,760)	19,867

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,000)	(2,500)
Advances in Operating Partnerships	54,340	-
Investments	(35,334)	115,509

Net cash (used in) provided by investing activities	9,006	113,009

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,754)	132,876

Cash and cash equivalents, beginning	1,754,063	1,693,799

Cash and cash equivalents, ending	$ 1,717,309	$ 1,826,675

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2000	1999
Cash Flows from operating activities:

Net Loss	$(1,125,945)	$ (1,185,794)
Adjustments
Distributions from Operating Partnerships	12	882
Amortization	5,256	5,256
Share of Loss from Operating Partnerships	842,603	905,022
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	783
Decrease (Increase) in accounts Receivable	3,138	(30,716)
Decrease (Increase) in accounts payable affiliates	274,026	294,603

Net cash (used in) provided by operating activities	(910)	(9,964)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	32,170	-
Investments	(6,771)	(7,139)

Net cash (used in) provided by investing activities	25,399	(7,139)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,489	(17,103)

Cash and cash equivalents, beginning	308,497	306,884

Cash and cash equivalents, ending	$ 332,986	$ 289,781

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2000	1999
Cash Flows from operating activities:

Net Loss	$(1,853,631)	$(2,122,768)
Adjustments
Distributions from Operating Partnerships	4,830	25
Amortization	8,425	8,425
Share of Loss from Operating Partnerships	1,493,347	1,758,599
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	1,164
Decrease (Increase) in accounts Receivable	(3,751)	(12,817)
Decrease (Increase) in accounts payable affiliates	345,989	345,990

Net cash (used in) provided by operating activities	(4,791)	(21,382)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(2,500)
Advances in Operating Partnerships	-	-
Investments	(13,643)	(9,618)

Net cash (used in) provided by investing activities	(13,643)	(12,118)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,434)	(33,500)

Cash and cash equivalents, beginning	307,415	213,451

Cash and cash equivalents, ending	$ 288,981	$ 179,951

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (1,147,287)	$(1,531,610)
Adjustments
Distributions from Operating Partnerships	1,200	4,139
Amortization	7,775	7,775
Share of Loss from Operating Partnerships	857,964	1,230,720
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	928
(Decrease) Increase in accounts receivable	(45,465)	(267,071)
Decrease (Increase) in accounts payable affiliates	314,923	557,060

Net cash (used in) provided by operating activities	(10,890)	1,941

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	22,170	-
Investments	-	100,000

Net cash (used in) provided by Investing activities	22,170	100,000

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,280	101,941

Cash and cash equivalents, beginning	404,005	349,189

Cash and cash equivalents, ending	$ 415,285	$ 451,130

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (944,755)	$(1,013,297)
Adjustments
Distributions from Operating Partnerships	15,654	1,130
Amortization	5,707	5,707
Share of Loss from Operating Partnerships	748,344	815,220
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	856
Decrease (Increase) in accounts Receivable	(27,590)	(4,930)
Decrease (Increase) in accounts payable affiliates	190,974	190,974

Net cash (used in) provided by operating activities	(11,666)	(4,340)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	-
Investments	(5,053)	(2,771)

Net cash (used in) provided by investing activities	(5,053)	(2,771)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,719)	(7,111)

Cash and cash equivalents, beginning	377,094	306,065

Cash and cash equivalents, ending	$ 360,375	$ 298,954

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (894,842)	$(1,036,735)
Adjustments
Distributions from Operating Partnerships	79	31,440
Amortization	7,285	7,455
Share of Loss from Operating Partnerships	671,744	836,178
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2)	759
(Decrease) Increase in accounts receivable/ other assets	(7,441)	8,840
Decrease (Increase) in accounts payable affiliates	205,674	205,675

Net cash (used in) provided by operating activities	(17,503)	53,612

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,000)	-
Advances in Operating Partnerships	-	-
Investments	(9,867)	35,037

Net cash (used in) provided by investing activities	(19,867)	35,037

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19
	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,370)	88,649

Cash and cash equivalents, beginning	357,052	518,210

Cash and cash equivalents, ending	$ 319,682	$ 606,859

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000

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
September 30, 2000
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2000 and for the three months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations.  Such adjustments are of a normal recurring nature.

Investment

The Fund has included in investments Certificates of Deposit with original materities of one year or less. These investments are carried at costs.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2000
(Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount.  The balance sheet reflects the fair market value under investments.

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2000 the Fund has accumulated unallocated acquisition amortization totaling $384,437.  The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 2000 and 1999 is as follows:

	2000	1999

Series 15	$ 57,914	$ 47,402
Series 16	92,683	75,833
Series 17	93,428	77,878
Series 18	62,903	51,490
Series 19	77,509	62,939
	$384,437	$315,542

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Funds
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended September 30, 2000 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2000
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  The fund management fees accrued for the quarter ended September 30, 2000 and 1999 are as follows:

	2000	1999

Series 15	$137,013	$137,013
Series 16	172,995	172,995
Series 17	140,925	141,342
Series 18	95,487	95,487
Series 19	102,837	102,837
	$649,257	$649,674

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2000 and 1999, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes.  The breakdown of Operating Partnerships within the Fund at September 30, 2000 and 1999 is as follows:

Series 15	68
Series 16	64
Series 17	49
Series 18	34
Series 19	26
241

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating
Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2000 and 1999 are as follows:

	2000	1999

Series 15	$ 32,922	$ 32,922
Series 16	140,006	140,006
Series 17	1,206,768	1,367,195
Series 18	18,554	18,554
Series 19	24,000	34,000
	$1,422,250	$1,592,677

The Funds fiscal year ends March 31st of each year, while all the Operating
Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2000.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 15

	2000	1999

Revenues
Rental	$ 4,981,202	$ 4,867,033
Interest and other	186,280	169,245

	5,167,482	5,036,278

Expenses
Interest	1,405,186	1,381,481
Depreciation and amortization	1,793,633	1,901,685
Operating expenses	3,250,569	3,041,468
	6,449,388	6,324,634

NET LOSS	$(1,281,906)	$(1,288,356)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (842,603)	$ (905,022)

Net loss allocated to other Partners	$ (12,819)	$ (12,884)

Net loss suspended	$ (426,484)	$ (370,450)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 16

	2000	1999

Revenues
Rental	$ 6,716,959	$ 6,136,645
Interest and other	298,631	312,806

	7,015,590	6,449,451

Expenses
Interest	1,896,381	1,965,497
Depreciation and amortization	2,476,924	2,391,922
Operating expenses	4,361,258	4,112,999
	8,734,563	8,470,418

NET LOSS	$(1,718,973)	$(2,020,967)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,493,347)	$(1,758,599)

Net loss allocated to other Partners	$ (17,190)	$ (20,210)

Net loss suspended	$ (208,436)	$ (242,158)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 17
	2000	1999

Revenues
Rental	$ 5,885,099	$ 5,449,718
Interest and other	219,957	215,841

	6,105,056	5,665,559

Expenses
Interest	1,837,794	1,821,772
Depreciation and amortization	1,850,823	1,922,826
Operating expenses	3,407,855	3,164,113
	7,096,472	6,908,711

NET LOSS	$ (991,416)	$(1,243,152)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (857,964)	$(1,230,720)

Net loss allocated to other Partners	$ (9,914)	$ (12,432)

Net loss suspended	$ (123,538)	$ -

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 18

	2000	1999

Revenues
Rental	$ 3,329,953	$ 3,222,312
Interest and other	195,964	173,696

	3,525,917	3,396,008

Expenses
Interest	949,620	1,053,685
Depreciation and amortization	1,259,597	1,285,615
Operating expenses	2,103,943	1,908,227
	4,313,160	4,247,527

NET LOSS	$ (787,243)	$ (851,519)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (748,344)	$ (815,220)

Net loss allocated to other Partners	$ (7,872)	$ (8,515)

Net loss suspended	$ (31,026)	$ (27,784)

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 19
	2000	1999

Revenues
Rental	$ 4,738,188	$ 4,517,530
Interest and other	138,529	160,447

	4,876,717	4,677,977

Expenses
Interest	1,617,009	1,672,668
Depreciation and amortization	1,465,822	1,449,178
Operating expenses	2,487,713	2,400,755
	5,570,544	5,522,601

NET LOSS	$ (693,827)	$ (844,624)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (671,744)	$ (836,178)

Net loss allocated to other Partners	$ (6,938)	$ (8,446)

Net loss suspended	$ (15,145)	$ -

The Partnership accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Partnership adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Partnership recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended March 31, 2001 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating
Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

Liquidity

The Funds primary source of funds is the proceeds of its Public
Offering.  Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on Working Capital Reserves and (ii) cash distributions from operations of the operating Partnerships in which the Fund has and will invest.  Interest income is expected to decrease over the life of the Fund as capital contributions are paid to the Operating
Partnerships and Working Capital Reserves are expended.    The Fund does not
anticipate significant cash distributions from operations of the Operating
Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2000 were $649,257 and total fund management fees accrued as of September 30, 2000 were $13,499,510. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.  The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.   The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

The Fund has recorded an additional $1,206,223 as payable to affiliates. This represents fundings to make advances and/or loans to certain Operating
Partnerships in Series 15 and Series 17 of the Fund of $277,567 and $928,656 respectively.

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

During the quarter ended September 30, 2000, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that  Series 15 has invested in as of September 30, 2000.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December 28, 1992. The
Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

     During the quarter ended September 30, 2000, none of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $140,006 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2000.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24,
1993.  Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

     During the quarter ended September 30, 2000, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 net offering proceeds in the amount of $415,285 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of September 30, 2000.

(Series 18)  The Fund commenced offering BACs in Series 18 on June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September 22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

During the quarter ended September 30, 2000, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 2000.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8,
1993.  Offers and sales of BACs in Series 19 were completed on December 17,
1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 2000, $10,000 of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2000.

Results of Operations

As of September 30, 2000 and 1999 the Fund held limited partnership interests in 241 Operating Partnerships.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset
Management Limited Partnerships (formerly Boston Capital Communications
Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships.  The fund management fees incurred for the quarter ended
September 30, 2000 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $130,963, $170,359, $132,904, $92,487, and $102,837 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.

(Series 15)  As of September 30, 2000 and 1999, the average qualified occupancy for the series was 100% for both years.  The series had a total of
68 properties at September 30, 2000, all of which were at 100% qualified occupancy.

For the six months being reported Series 15 reflects a net loss from
Operating Partnerships of $1,281,906.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$511,727.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. It is anticipated that the property will be able to operate at breakeven, barring any significant unforeseen repairs. At this time, the Operating General Partner has commenced negotiations with the property's management company aimed at transferring the Operating General Partnership interest to that entity. It is anticipated that the addition of a local Operating General Partner will enhance the property's ability to refinance its permanent mortgage.

As a result of the new Operating General Partner and property management team assuming responsibility for School Street I LP, (School Street Apartments
- Phase I) and their completion of capital improvements, physical occupancy at the property has improved. As of September 30, 2000 occupancy reached 96%.
Marshall School Street I, LLC, was inserted as the new Operating General
Partner in May of 2000. The property management team has evicted tenants with delinquent rents, which resulted in higher maintenance and administrative costs than budgeted for 2000. The improved occupancy and continued aggressive marketing of the property should result in improved operations during the fourth quarter of 2000 and into 2001. The Operating General Partner continues to fund any operating cash deficits.

(Series 16)  As of September 30, 2000 and 1999, the average qualified occupancy for the series was 99.9% and 99.7%, respectively. The series had a total of 64 properties at September 30, 2000.  Out of the total, 63 had 100%
qualified occupancy.

For the six months being reported Series 16 reflects a net loss from
Operating Partnerships of $1,718,973.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$757,951.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increasing supply of affordable housing in the area with superior amenities has hampered marketing efforts and made tenant retention difficult. Average physical occupancy for the first nine months of 2000 was 78%, down from an average of 85.4% in 1999. The Business
Plan for the year 2000 outlines the following programs to increase occupancy:
replace the building signage, improve the physical appearance of the property's common areas, and negotiate parking agreements with an other landlords to alleviate the issue of limited parking. The Operating General
Partner continues to support the property financially and is working to refinance the partnership's second mortgage, which matures in August 2000.
The existing mortgage has been extended on a month to month basis while negotiations continue regarding the terms of the proposed refinancing.

(Series 17)  As of September 30, 2000 and 1999, the average qualified occupancy for the series was 99.7% for both years.  The series had a total of
49 properties at September 30, 2000.  Out of the total 48 had 100% qualified occupancy.

For the six months being reported Series 17 reflects a net loss from
Operating Partnerships of $991,416.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of
$859,407. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners (Kingsview Manor & Estates) reported net losses due to operational issues associated with the property.  In order to address these issues, the Operating General Partner hired a consultant to assist management in aggressively marketing the property.  In addition, the management agent hired a new on-site manager and leasing agent.  As a result of these changes, occupancy reached 92% as of December 31, 1999, 93.7% as of
March 31, 2000 and 92.3% as of June 30, 2000.  Occupancy as of September 30,
2000 fell to 86% as a result of evicting tenants. Occupancy is expected to increase to over 90% by year-end. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender.  In exchange for payment by the Operating General Partner of $620,457, the monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation.  The payment to the first mortgage holder was funded through the sale of a portion of the Operating Partnerships future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years.  As of September 30, 2000, the property has been successful in maintaining break-even operations. The
Investment General Partner continues to monitor this situation closely.

The property owned by California Investors VI LP (Orchard Park)
sustained a physical occupancy of 95.1% for the first eight months of 2000.
This stability has been the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. The property's surrounding area is experiencing economic growth which includes a major public sports park which opened in September of 2000. The park is essentially a complex of ball fields and soccer fields with a central concession area. Drive by traffic has been good since the park opened and is expected to increase dramatically once leagues are formed for the children in the community. In addition to the park, a high school is in the process of construction. Work has continued on the new school that will be located across the street from the front entrance to the development. A formal groundbreaking has occurred and the construction is in the site preparation phase of the development. These types of public development in the area should continue to increase the quantity of automobile traffic around Orchard
Park and in turn should continue to assist with marketing efforts. Actually, the community has experienced an increased level of interest over the last several months from prospective new tenants. There is now a waiting list for units and this has enabled the property management staff to be much more aggressive in dealing with the problem tenants. Negotiations are on going with a third party to have them assume General Partner responsibilities and management for the partnership and it is hoped that this transition will be completed by the end of the year.

Physical occupancy at Palmetto Properties Ltd. (Palmetto Villas) has remained at an average of 78% through the third quarter of 2000. Occupancy at the site began to drop early in 1999 due to poor on-site management and significant deferred maintenance issues. As a result, the property management company was replaced in January 2000. However, due to a lack of replacement reserve funds to rehabilitate vacant units, occupancy continues to suffer. In addition, the property is in arrears on its real estate tax payments for 1998 and 1999. At this time, the Investment General Partner is working with the new management company to obtain low interest deferred maintenance loans to complete necessary repairs, improve occupancy and cure the tax delinquency.
The Investment General Partner continues negotiations with the current
Operating General Partner aimed at removing him from the partnership. The new management company has expressed interest in assuming the role of Operating
General Partner, and based on the management company's performance to date, the partnership would benefit substantially from this arrangement.

(Series 18)  As of September 30, 2000 and 1999 the average qualified occupancy for the series was 100% for both years.  The series had a total of 34 properties at September 30, 2000, out of the total all had 100% qualified occupancy.

For the three months being reported Series 18 reflects a net loss from
Operating Partnerships of $787,243.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$472,354.  This is an interim period estimate; it is not necessarily
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
Despite the occupancy, which averaged at 97.8% during 1999, the property was unable to fund these accounts. Average occupancy for the first eight months of 2000 was 98%, a slight increase over the 1999 average. Unless expenses are significantly reduced, the property will continue to operate at a deficit and will be unable to fund the shortfall in the required accounts. It is the intention of the Operating General Partner to streamline expenses by sharing personnel and bulk ordering of supplies with another property that is only one mile away. However, at this time, the referenced property has not completed construction but is anticipated to be complete by year-end. In addition, there was a rent increase effective May 1, 2000 which should generate some additional revenue for the property.

Marengo Park Apartments, Limited Partnership is operating below breakeven due to low occupancy levels. Occupancy averaged 76.7% in 1999.
Occupancy at September 30, 2000 was 83%. Management has attributed the occupancy problem to the local economy. As a result of weak occupancy, the property suffers from underfunded reserves, and a delinquent tax status. 1999 property taxes in the amount of $21,939 went unpaid, and were vouchered and paid by Rural Development. The Investment General Partner negotiated a workout plan with Rural Development which allowed the vouchered taxes to be paid with the debt service over the remaining life of the loan, and restated
the replacement reserve account thereby bringing it current. Rural
Development has appproved Special Market Rate rents at the property in order to improve occupancy.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses and occupancy issues with its six transitional units.  The Operating General
Partner and the Management Company have been deferring their respective fees to improve the property's cash flow.  In addition, the Operating General
Partner continues to fund deficits.  The property currently has an occupancy rate of 100%. The management company continues to monitor operating expenses and reports that expenses remain stable and within acceptable levels and anticipates breakeven operations by year-end 2000.

On March 20, 2000 Glen Place Apartments Limited Partnership(Glen Place
Apartments) received a 60-Day letter from the IRS stating the Operating
Partnership had not met certain IRS Section 42 requirements. The Investment
Limited Partner was notified of this receipt shortly after the first quarter.
The IRS has proposed an adjustment that would disallow the Partnership from utilizing certain past or future credits. The Investment General Partner indicating the Operating General Partner counsel has filed a written protest with the IRS. The Investment General Partner continues to closely monitor the protest process.

(Series 19)  As of September 30, 2000 and 1999 the average qualified occupancy for the series was 100% for both years.  The series had a total of 26 properties at September 30, 2000, all of which were at 100% qualified occupancy.

For the six months being reported Series 19 reflects a net loss from
Operating Partnerships of $693,827.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$771,995. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.

                                By:  Boston Capital Associates III L.P.

                                By:  C&M Associates d/b/a
                                     Boston Capital Associates

Date: November 20, 2000      By: /s/ John P. Manning
                                     -------------------

                                     John P. Manning,
                                     Partner & Principal Financial
                                     Officer