Form 10-Q
period 2000-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2001-02-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2000

                                              or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

FOR THE QUARTER ENDED decEMBER 31, 2000 *

Balance_Sheets *

Balance_Sheets_Series_15 *

Balance_Sheets_Series_16 *

Balance_Sheets_Series_17 *

Balance_Sheets_Series_18 *

Balance_Sheets_Series_19 *

Statements_of_Operations *

Three_Months_Ended_December_31 *

Statements_of_Operations_Series_15 *

Statements_of_Operations_Series_16 *

Statements_of_Operations_Series_17 *

Statements_of_Operations_Series_18 *

Statements_of_Operations_Series_19 *

Nine_Months_Ended_December_31 16

Nine_Months_Operations_Series_15 17

Nine_Months_Operations_Series_16 18

Nine_Months_Operations_Series_17 *

Nine_Months_Operations_Series_18 20

Nine_Months_Operations_Series_19 21

Changes_in_Partners_Capital 22

Changes_in_Partners_Capital_Series_15 23

Changes_in_Partners_Capital_Series_16 23

Changes_in_Partners_Capital_Series_17 24

Changes_in_Partners_Capital_Series_18 24

Changes_in_Partners_Capital_Series_19 25

Statements_of_Cash_Flows 26

nine MONTHS Ended decEMBER

Statements_of_Cash_Flows_Series_15 *

Statements_of_Cash_Flows_Series_16 30

Statements_of_Cash_Flows_Series_17 32

Statements_of_Cash_Flows_Series_18 34

Statements_of_Cash_Flows_Series_19 *

Notes_to_Financial_Statements *

Note_A_Organization *

Note_B_Accounting *

Investment *

Cost

Note_C_Related_Party_Transactions 41

Note_D_Investments 41

Combined_Statements_of_Operations 43

Combined_Statements_Series_15 43

Combined_Statements_Series_16 44

Combined_Statements_Series_17 45

Combined_Statements_Series_18 46

Combined_Statements_Series_19 *

Liquidity *

Capital_Resources *

Results_of_Operations 50

Part_II_Other_Information 55

SIGNATURES 56

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$ 89,298,506	$ 96,374,955

OTHER ASSETS
Cash and cash equivalents	1,557,256	1,754,063
Investments	1,450,845	1,538,967
Notes receivable	1,309,982	1,364,322
Deferred acquisition costs, net of accumulated amortization (Note B)	1,491,677	1,543,349
Other assets	3,062,353	2,940,636
	$ 98,170,619	$105,516,292

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,553	$ 4,553
Accounts payable affiliates	15,087,534	13,374,147
Capital contributions payable	1,400,750	1,432,250
	16,492,837	14,810,950

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of March 31, 2000	82,750,666	91,687,950
General Partner	(1,072,884)	(982,608)
	81,677,782	90,705,342
	$ 98,170,619	$105,516,292

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$10,994,844	$12,293,726

OTHER ASSETS
Cash and cash equivalents	342,030	308,497
Investments	141,938	135,167
Notes receivable	-	32,170
Deferred acquisition costs, net of accumulated amortization (Note B)	228,628	236,512
Other assets	857,541	858,625
	$12,564,981	$13,864,697

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	4,145,451	3,734,413
Capital contributions payable	32,922	32,922
	4,179,518	3,768,480

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of March 31, 2000	8,634,280	10,327,926
General Partner	(248,817)	(231,709)
	8,385,463	10,096,217
	$12,564,981	$13,864,697

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$21,638,281	$23,933,776

OTHER ASSETS
Cash and cash equivalents	188,077	307,415
Investments	673,113	652,708
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	366,533	379,171
Other assets	137,450	130,891
	$23,003,454	$25,403,961

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,538,030	3,119,046
Capital contributions payable	138,506	140,006
	3,676,536	3,259,052

PARTNERS CAPITAL
Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of March 31, 2000	19,600,258	22,390,069
General Partner	(273,340)	(245,160)

	19,326,918	22,144,909
	$23,003,454	$25,403,961

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$20,382,694	$21,661,017

OTHER ASSETS
Cash and cash equivalents	410,802	404,005
Investments	-	-
Notes receivable	1,309,982	1,332,152
Deferred acquisition costs, net of accumulated amortization (Note B)	330,436	342,098
Other assets	1,949,617	1,874,478
	$24,383,531	$25,613,750

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,474,223	3,985,826
Capital contributions payable	1,186,768	1,206,768
	5,660,991	5,192,594

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of March 31, 2000	18,964,994	20,646,624
General Partner	(242,454)	(225,468)
	18,722,540	20,421,156
	$24,383,531	$25,613,750

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 15,479,925	$ 16,650,144

OTHER ASSETS
Cash and cash equivalents	261,590	377,094
Investments	107,824	102,771
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	249,183	257,743
Other assets	91,304	62,002
	$16,189,826	$17,449,754

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,848,397	1,661,937
Capital contributions payable	18,554	18,554
	1,866,951	1,680,491

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of March 31, 2000	14,489,874	15,921,798
General Partner	(166,999)	(152,535)
	14,322,875	15,769,263
	$16,189,826	$17,449,754

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2000 (Unaudited)	March 31, 2000 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$20,802,762	$ 21,836,292

OTHER ASSETS
Cash and cash equivalents	354,757	357,052
Investments	527,970	648,321
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	316,897	327,825
Other assets	26,441	14,640
	$22,028,827	$23,184,130

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,408	$ 3,408
Accounts payable affiliates	1,081,433	872,925
Capital contributions payable	24,000	34,000
	1,108,841	910,333

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of March 31, 2000	21,061,260	22,401,533
General Partner	(141,274)	(127,736)
	20,919,986	22,273,797
	$22,028,827	$23,184,130

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2000	1999

Income
Interest income	$ 34,550	$ 42,383
Other income	26,100	13,040
	60,650	55,423

Share of loss from Operating Partnerships(Note D)	(2,440,671)	(2,488,170)

Expenses
Professional fees	8,286	21,357
Fund management fee (Note C)	633,491	578,028
Amortization	17,224	17,224
General and administrative expenses	22,077	41,721
	681,078	658,330

NET LOSS	$(3,061,099)	$(3,091,077)

Net loss allocated to limited partners	$(3,030,488)	$(3,060,166)

Net loss allocated general partner	$ (30,611)	$ (30,911)

Net loss per BAC	$ (.68)	$ (.66)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2000	1999

Income
Interest income	$ 5,019	$ 7,381
Other income	5,400	-
	10,419	7,381

Share of loss from Operating Partnerships(Note D)	(456,267)	(453,642)

Expenses
Professional fees	2,588	283
Fund management fee	130,180	118,637
Amortization	2,628	2,628
General and administrative expenses	3,566	8,061
	138,962	129,609

NET LOSS	$ (584,810)	$ (575,870)

Net loss allocated to limited partners	$ (578,962)	$ (570,111)

Net loss allocated general partner	$ (5,848)	$ (5,759)

Net loss per BAC	$ (.15)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2000	1999

Income
Interest income	$ 11,225	$ 11,149
Other income	4,950	7,790
	16,175	18,939

Share of loss from Operating Partnerships(Note D)	(797,318)	(769,098)

Expenses
Professional fees	832	283
Fund management fee	172,092	154,922
Amortization	4,213	4,213
General and administrative expenses	6,080	10,768
	183,217	170,186

NET LOSS	$ (964,360)	$ (920,345)

Net loss allocated to limited partners	$ (954,716)	$ (911,142)

Net loss allocated general partner	$ (9,644)	$ (9,203)

Net loss per BAC	$ (.18)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2000	1999

Income
Interest income	$ 3,118	$ 3,045
Other income	9,900	300
	13,018	3,345

Share of loss from Operating Partnerships(Note D)	(419,157)	(513,121)

Expenses
Professional fees	1,966	1,432
Fund management fee	135,282	138,451
Amortization	3,887	3,887
General and administrative expenses	4,053	9,153
	145,188	152,923

NET LOSS	$ (551,327)	$ (662,699)

Net loss allocated to limited partners	$ (545,814)	$ (656,072)

Net loss allocated general partner	$ (5,513)	$ (6,627)

Net loss per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2000	1999

Income
Interest Income	$ 3,541	$ 6,589
	2,250	-
	5,791	6,589

Share of loss from Operating Partnerships(Note D)	(406,221)	(375,912)

Expenses
Professional fees	1,315	4,376
Fund management fee	93,100	86,189
Amortization	2,853	2,853
General and administrative expenses	3,935	6,419
	101,203	99,837

NET LOSS	$ (501,633)	$ (469,160)

Net loss allocated to limited partners	$ (496,617)	$ (464,468)

Net loss allocated general partner	$ (5,016)	$ (4,692)

Net loss per BAC	$ (.14)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2000	1999

Income
Interest income	$ 11,647	$ 14,219
Other income	3,600	4,950
	15,247	19,169

Share of loss from Operating Partnerships(Note D)	(361,708)	(376,397)

Expenses
Professional fees	1,585	14,983
Fund management fee	102,837	79,829
Amortization	3,643	3,643
General and administrative expenses	4,443	7,320
	112,508	105,775

NET LOSS	$ (458,969)	$ (463,003)

Net loss allocated to limited partners	$ (454,379)	$ (458,373)

Net loss allocated general partner	$ (4,590)	$ (4,630)

Net loss per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2000	1999

Income
Interest income	$ 99,942	$ 136,270
Other income	27,099	36,156
	127,041	172,426

Share of loss from Operating Partnerships(Note D)	(7,054,673)	(8,033,909)

Expenses
Professional fees	137,097	185,093
Fund management fee (Note C)	1,810,856	1,747,980
Amortization	51,672	51,842
General and administrative expenses	100,303	134,881
	2,099,928	2,119,796

NET LOSS	$(9,027,560)	$(9,981,279)

Net loss allocated to limited partners	$(8,937,284)	$(9,881,466)

Net loss allocated general partner	$ (90,276)	$ (99,813)

Net loss per BAC	$ (2.01)	$ (2.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2000	1999

Income
Interest income	$ 14,194	$ 27,221
Other income	5,409	-
	19,603	27,221

Share of loss from Operating Partnerships(Note D)	(1,298,870)	(1,358,664)

Expenses
Professional fees	32,818	42,000
Fund management fee	372,034	354,111
Amortization	7,884	7,884
General and administrative expenses	18,751	26,225
	431,487	430,220

NET LOSS	$(1,710,754)	$(1,761,663)

Net loss allocated to limited partners	$(1,693,646)	$(1,744,046)

Net loss allocated general partner	$ (17,108)	$ (17,617)

Net loss per BAC	$ (.44)	$ (.44)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended September 30,
(Unaudited)

Series 16

	2000	1999

Income
Interest income	$ 32,365	$ 35,892
Other income	5,386	8,090
	37,751	43,982

Share of loss from Operating Partnerships(Note D)	(2,290,665)	(2,527,697)

Expenses
Professional fees	32,615	42,413
Fund management fee	494,881	470,299
Amortization	12,638	12,638
General and administrative expenses	24,943	34,048
	565,077	559,398

NET LOSS	$(2,817,991)	$(3,043,113)

Net loss allocated to limited partners	$(2,789,811)	$(3,012,682)

Net loss allocated general partner	$ (28,180)	$ (30,431)

Net loss per BAC	$ (.51)	$ (.56)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2000	1999

Income
Interest income	$ 9,363	$ 10,964
Other income	10,454	12,300
	19,817	23,264

Share of loss from Operating Partnerships(Note D)	(1,277,121)	(1,743,841)

Expenses
Professional fees	26,412	34,363
Fund management fee	380,605	396,884
Amortization	11,662	11,662
General and administrative expenses	22,633	30,823
	441,312	473,732

NET LOSS	$(1,698,616)	$(2,194,309)

Net loss allocated to limited partners	$(1,681,630)	$(2,172,366)

Net loss allocated general partner	$ (16,986)	$ (21,943)

Net loss per BAC	$ (.34)	$ (.44)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2000	1999

Income
Interest income	$ 10,248	$ 15,626
Other income	2,250	-
	12,498	15,626

Share of loss from Operating Partnerships(Note D)	(1,154,565)	(1,191,132)

Expenses
Professional fees	21,296	30,619
Fund management fee	258,503	247,133
Amortization	8,560	8,560
General and administrative expenses	15,962	20,638
	304,321	306,950

NET LOSS	$(1,446,388)	$(1,482,456)

Net loss allocated to limited partners	$(1,431,924)	$(1,467,631)

Net loss allocated general partner	$ (14,464)	$ (14,825)

Net loss per BAC	$ (.40)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2000	1999

Income
Interest income	$ 33,772	$ 46,567
Other income	3,600	15,766
	37,372	62,333

Share of loss from Operating Partnerships(Note D)	(1,033,452)	(1,212,575)

Expenses
Professional fees	23,956	35,698
Fund management fee	304,833	279,553
Amortization	10,928	11,098
General and administrative expenses	18,014	23,147
	357,731	349,496

NET LOSS	$(1,353,811)	$(1,499,738)

Net loss allocated to limited partners	$(1,340,273)	$(1,484,741)

Net loss allocated general partner	$ (13,538)	$ (14,997)

Net loss per BAC	$ (.33)	$ (.36)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total

Partners Capital (deficit) April 1, 2000	$ 91,687,950	$ (982,608)	$ 90,705,342

Net income (loss)	(8,937,284)	(90,276)	(9,027,560)

Partners capital (deficit), December 31, 2000	$ 82,750,666	$(1,072,884)	$ 81,677,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners Capital (deficit) April 1, 2000	$ 10,327,926	$ (231,709)	$ 10,096,217

Net income (loss)	(1,693,646)	(17,108)	(1,710,754)

Partners capital (deficit) December 31, 2000	$ 8,634,280	$ (248,817)	$ 8,385,463

Series 16
Partners Capital (deficit) April 1, 2000	$ 22,390,069	$ (245,160)	$ 22,144,909

Net income (loss)	(2,789,811)	(28,180)	(2,817,991)

Partners capital (deficit) December 31, 2000	$ 19,600,258	$ (273,340)	$ 19,326,918

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners Capital (deficit) April 1, 2000	$ 20,646,624	$ (225,468)	$ 20,421,156

Net income (loss)	(1,681,630)	(16,986)	(1,698,616)

Partners capital (deficit) December 31, 2000	$ 18,964,994	$ (242,454)	$ 18,722,540

Series 18
Partners Capital (deficit) April 1, 2000	$ 15,921,798	$ (152,535)	$ 15,769,263

Net income (loss)	(1,431,924)	(14,464)	(1,446,388)

Partners capital (deficit), December 31, 2000	$ 14,489,874	$ (166,999)	$ 14,322,875

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS CAPITAL

Nine Months Ended December 31,
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners Capital (deficit) April 1, 2000	$ 22,401,533	$ (127,736)	$ 22,273,797

Net income (loss)	(1,340,273)	(13,538)	(1,353,811)

Partners capital (deficit), December 31, 2000	$ 21,061,260	$ (141,274)	$ 20,919,986

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2000	1999
Cash Flows from operating activities:

Net Loss	$(9,027,560)	$(9,981,279)
Adjustments
Distributions from Operating Partnerships	21,776	40,155
Amortization	51,672	51,842
Share of Loss from Operating Partnerships	7,054,673	8,033,909
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts Receivable	(121,717)	(394,551)
Decrease (Increase) in accounts Payable affiliates	1,713,387	2,343,883

Net cash (used in) provided by Operating activities	(307,769)	93,959

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	(31,500)	(2,500)
Advances in Operating Partnerships	54,340	-
Investments	88,122	726,282

Net cash (used in) provided by investing activities	110,962	723,782

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(196,807)	817,741

Cash and cash equivalents, beginning	1,754,063	1,693,799

Cash and cash equivalents, ending	$ 1,557,256	$ 2,511,540

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2000	1999
Cash Flows from operating activities:

Net Loss	$(1,710,754)	$ (1,761,663)
Adjustments
Distributions from Operating Partnerships	12	882
Amortization	7,884	7,884
Share of Loss from Operating Partnerships	1,298,870	1,358,664
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts Receivable	1,084	(45,430)
Decrease (Increase) in accounts payable affiliates	411,038	441,616

Net cash (used in) provided by operating activities	8,134	1,953

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	32,170	-
Investments	(6,771)	(7,139)

Net cash (used in) provided by investing activities	25,399	(7,139)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,533	(5,186)

Cash and cash equivalents, beginning	308,497	306,884

Cash and cash equivalents, ending	$ 342,030	$ 301,698

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2000	1999
Cash Flows from operating activities:

Net Loss	$(2,817,991)	$(3,043,113)
Adjustments
Distributions from Operating Partnerships	4,830	1,229
Amortization	12,638	12,638
Share of Loss from Operating Partnerships	2,290,665	2,527,697
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts Receivable	(6,559)	(1,897)
Decrease (Increase) in accounts payable affiliates	418,984	518,985

Net cash (used in) provided by operating activities	(97,433)	15,539

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	(1,500)	(2,500)
Advances in Operating Partnerships	-	-
Investments	(20,405)	244,361

Net cash (used in) provided by investing activities	(21,905)	241,861

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119,338)	257,400

Cash and cash equivalents, beginning	307,415	213,451

Cash and cash equivalents, ending	$ 188,077	$ 470,851

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (1,698,616)	$(2,194,309)
Adjustments
Distributions from Operating Partnerships	1,202	4,140
Amortization	11,662	11,662
Share of Loss from Operating Partnerships	1,277,121	1,743,841
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts receivable	(75,139)	(356,977)
Decrease (Increase) in accounts payable affiliates	488,397	788,308

Net cash (used in) provided by operating activities	4,627	(3,335)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	(20,000)	-
Advances in Operating Partnerships	22,170	-
Investments	-	100,000

Net cash (used in) provided by Investing activities	2,170	100,000

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,797	96,665

Cash and cash equivalents, beginning	404,005	349,189

Cash and cash equivalents, ending	$ 410,802	$ 445,854

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (1,446,388)	$(1,482,456)
Adjustments
Distributions from Operating Partnerships	15,654	2,466
Amortization	8,560	8,560
Share of Loss from Operating Partnerships	1,154,565	1,191,132
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts Receivable	(29,302)	(4,637)
Decrease (Increase) in accounts payable affiliates	186,460	286,462

Net cash (used in) provided by operating activities	(110,451)	1,527

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	-
Investments	(5,053)	127,760

Net cash (used in) provided by investing activities	(5,053)	127,760

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115,504)	129,287

Cash and cash equivalents, beginning	377,094	306,065

Cash and cash equivalents, ending	$ 261,590	$ 435,352

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2000	1999
Cash Flows from operating activities:

Net Loss	$ (1,353,811)	$(1,499,738)
Adjustments
Distributions from Operating Partnerships	78	31,438
Amortization	10,928	11,098
Share of Loss from Operating Partnerships	1,033,452	1,212,575
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts receivable/ other assets	(11,801)	14,390
Decrease (Increase) in accounts payable affiliates	208,508	308,512

Net cash (used in) provided by operating activities	(112,646)	78,275

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,000)	-
Advances in Operating Partnerships	-	-
Investments	120,351	261,300

Net cash (used in) provided by investing activities	110,351	261,300

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19
	2000	1999

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,295)	339,575

Cash and cash equivalents, beginning	357,052	518,210

Cash and cash equivalents, ending	$ 354,757	$ 857,785

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000

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
December 31, 2000
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2000 and for the nine months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations.  Such adjustments are of a normal recurring nature.

Investment

The Fund has included in investments Certificates of Deposit with original materities of one year or less. These investments are carried at costs.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2000
(Unaudited)

NOTE - B ACCOUNTING AND FINANCIAL REPORTING POLICIES - CONTINUED

Amortized cost is the face value of the securities and any unamortized premium or discount.  The balance sheet reflects the fair market value under investments.

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2000 the Fund has accumulated unallocated acquisition amortization totaling $401,661.  The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 2000 and 1999 is as follows:

	2000	1999

Series 15	$ 60,542	$ 50,030
Series 16	96,896	80,046
Series 17	97,315	81,765
Series 18	65,757	54,344
Series 19	81,151	66,581
	$401,661	$332,766

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Funds
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended December 31, 2000 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2000
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  The fund management fees accrued for the quarter ended December 31, 2000 and 1999 are as follows:

	2000	1999

Series 15	$137,013	$137,013
Series 16	172,995	172,995
Series 17	140,925	141,342
Series 18	95,487	95,487
Series 19	102,837	102,837
	$649,257	$649,674

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2000 and 1999, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes.  The breakdown of Operating Partnerships within the Fund at December 31, 2000 and 1999 is as follows:

Series 15	68
Series 16	64
Series 17	49
Series 18	34
Series 19	26
241

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating
Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2000 and 1999 are as follows:

	2000	1999

Series 15	$ 32,922	$ 32,922
Series 16	138,506	140,006
Series 17	1,186,768	1,367,195
Series 18	18,554	18,554
Series 19	24,000	34,000
	$1,400,750	$1,592,677

The Funds fiscal year ends March 31st of each year, while all the Operating
Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2000.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 15

	2000	1999

Revenues
Rental	$ 7,474,844	$ 7,302,945
Interest and other	280,934	258,165

	7,755,778	7,561,110

Expenses
Interest	2,102,708	2,060,724
Depreciation and amortization	2,695,399	2,843,706
Operating expenses	4,850,228	4,519,367
	9,648,335	9,423,797

NET LOSS	$(1,892,557)	$(1,862,687)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,298,870)	$(1,358,664)

Net loss allocated to other Partners	$ (18,926)	$ (18,627)

Net loss suspended	$ (574,761)	$ (485,396)

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
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 16

	2000	1999

Revenues
Rental	$ 9,976,395	$ 9,172,061
Interest and other	510,202	424,262

	10,486,597	9,596,323

Expenses
Interest	2,812,217	2,801,642
Depreciation and amortization	3,695,680	3,568,883
Operating expenses	6,556,844	6,116,299
	13,064,741	12,486,824

NET LOSS	$(2,578,144)	$(2,890,501)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(2,290,665)	$(2,527,697)

Net loss allocated to other Partners	$ (25,781)	$ (28,905)

Net loss suspended	$ (261,698)	$ (333,899)

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
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 17
	2000	1999

Revenues
Rental	$ 8,839,203	$ 8,193,157
Interest and other	336,380	355,221

	9,175,583	8,548,378

Expenses
Interest	2,759,122	2,720,696
Depreciation and amortization	2,798,661	2,831,561
Operating expenses	5,067,389	4,757,578
	10,625,172	10,309,835

NET LOSS	$(1,449,589)	$(1,761,457)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,277,121)	$(1,743,841)

Net loss allocated to other Partners	$ (14,497)	$ (17,616)

Net loss suspended	$ (157,971)	$ -

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
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 18

	2000	1999

Revenues
Rental	$ 4,986,525	$ 4,816,803
Interest and other	279,914	250,981

	5,266,439	5,067,784

Expenses
Interest	1,414,803	1,627,954
Depreciation and amortization	1,882,759	1,877,451
Operating expenses	3,179,524	2,815,808
	6,477,086	6,321,213

NET LOSS	$(1,210,647)	$(1,253,429)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,154,565)	$(1,191,132)

Net loss allocated to other Partners	$ (12,106)	$ (12,534)

Net loss suspended	$ (43,976)	$ (49,763)

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
December 31, 2000
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 19
	2000	1999

Revenues
Rental	$ 7,068,453	$ 6,821,870
Interest and other	209,817	257,471

	7,278,270	7,079,341

Expenses
Interest	2,414,328	2,497,461
Depreciation and amortization	2,207,371	2,158,694
Operating expenses	3,722,378	3,648,009
	8,344,077	8,304,164

NET LOSS	$(1,065,807)	$(1,224,823)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,033,452)	$(1,212,575)

Net loss allocated to other Partners	$ (10,658)	$ (12,248)

Net loss suspended	$ (21,697)	$ -

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
December 31, 2000
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2000 were $649,257 and total fund management fees accrued as of December 31, 2000 were $13,848,767. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.  The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.   The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

The Fund has recorded an additional $1,238,771 as payable to affiliates. This represents fundings to make advances and/or loans to certain Operating
Partnerships in Series 15 and Series 17 of the Fund of $277,567, and $961,204 respectively.

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

During the quarter ended December 31, 2000, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $32,922 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that  Series 15 has invested in as of December 31, 2000.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December 28, 1992. The
Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

     During the quarter ended December 31, 2000, $1,500 of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $138,506 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2000.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24,
1993.  Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

     During the quarter ended December 31, 2000, $20,000 of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 net offering proceeds in the amount of $410,802 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of December 31, 2000.

(Series 18)  The Fund commenced offering BACs in Series 18 on June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September 22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

During the quarter ended December 31, 2000, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 2000.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8,
1993.  Offers and sales of BACs in Series 19 were completed on December 17,
1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended December 31, 2000, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2000.

Results of Operations

As of December 31, 2000 and 1999 the Fund held limited partnership interests in 241 Operating Partnerships.  In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset
Management Limited Partnerships (formerly Boston Capital Communications
Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships.  The fund management fees incurred for the quarter ended
December 31, 2000 for Series 15, Series 16, Series 17, Series 18 and Series 19
were $130,963, $170,359, $132,904, $92,487, and $102,837 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2000 and 1999, the average qualified occupancy for the series was 100% for both years.  The series had a total of 68 properties at
December 31, 2000, all of which were at 100% qualified occupancy.

For the nine months being reported Series 15 reflects a net loss from
Operating Partnerships of $1,892,557.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$802,842.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

    Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated above breakeven for the fourth quarter of 2000. At this time, the
Operating General Partner has commenced negotiations with the property's management company and is expected to transfer the Operating General
Partnership interest to that entity during the first quarter 2001. It is anticipated that the addition of a local Operating General Partner will enhance the property's ability to refinance its permanent mortgage.

In April of 2000, School Street I LP, (School Street Apartments - Phase
I) inserted Marshall School Street I, LLC, as the Operating General Partner
and property management company. Since taking control, the management company completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property improved and should continue to improve in to 2001. As of December 31, 2000 occupancy was 96%, which was also the average occupancy for the fourth quarter of 2000. The property management team, at the direction of the Operating General Partner, evicted tenants with delinquent rents, which resulted in higher maintenance and administrative costs than budgeted for 2000. However, based on the higher occupancy and the improved tenant selection criteria, the property's operations should improve in 2001. The Operating General Partner continues to fund any operating cash deficits.

Series 16

As of December 31, 2000 and 1999, the average qualified occupancy for the series was 99.9% and 99.7%, respectively. The series had a total of 64 properties at December 31, 2000.  Out of the total, 62 had 100% qualified occupancy.

For the nine months being reported Series 16 reflects a net loss from
Operating Partnerships of $2,578,144.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,117,536.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increased supply of affordable housing in the area with superior amenities hampered marketing efforts and made tenant retention difficult. Average physical occupancy for 2000 was 75%, down from an average of 85% in 1999. Property management is reviewing rent decreases and other rental incentives to better compete against the newer affordable housing complexes. The Operating General Partner continues to support the property financially . In addition, the second mortgage matured in August of 2000.
The mortgage is being extended on a month to month basis with the expectation the second mortgage will be refinanced in the first quarter of 2001.

In January of 2001, Haynes House Associates II, L.P. (Haynes House
Apartments) experienced a fire in one of the units due to tenant neglect. The management company is in the process of evicting the tenant due to a disregard of apartment regulations that led to the fire. Although only the unit in which the fire started suffered fire damage, surrounding units experienced smoke and water damage. As of January 31, 2001, the surrounding units have been repaired. Repairs are ongoing to the fire-damaged unit. The insurance company was notified and the property is in the process of submitting an insurance claim. The Investment Limited General Partner will continue to monitor the situation.

Series 17

   As of December 31, 2000 and 1999, the average qualified occupancy for the series was 99.7% for both years.  The series had a total of 49 properties at
December 31, 2000.  Out of the total 48 had 100% qualified occupancy.

For the nine months being reported Series 17 reflects a net loss from
Operating Partnerships of $1,449,589.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of
$1,349,072. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners (Kingsview Manor & Estates) has previously reported net losses due to operational issues associated with the property.  Average occupancy for the year 2000 was 93.54%. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender.  The monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation.  The payment to the first mortgage holder was funded through the sale of a portion of the
Operating Partnerships future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years.  As of December 31, 2000, the property maintained break-even operations. The Investment General Partner continues to monitor this situation closely. Negotiations have been concluded with a third party to have them assume General Partner responsibilities and management for the partnership.

The mortgage lender for Cypress Point Limited Partnership (Laurel Ridge
Apartment) placed the partnership in default of its mortgage because the property failed to achieve the required debt service coverage ratio and failed to make its required real estate tax payment. The existing loan terms provided for an interest rate adjustment after the initial five-year permanent mortgage period. When this adjustment occurred there was a rate increase, which in turn increased the property's debt service payment, adversely affecting operations. The Investment Limited Partner advanced funds to the partnership to bring the taxes current. On September 25, 2000, BCP Wisconsin
LLC became the managing general partner of the partnership. BCP Wisconsin LLC is working with the lender in an effort to structure a workout plan. A proposal has been made to the lender for a forbearance period during which time the property would undergo a limited renovation aimed at eventually increasing rents. The proposal also included refinancing the property at the end of the forbearance period.

The property owned by California Investors VI LP (Orchard Park) had an average occupancy of 96% for 2000. This stability has been the result of the management company's aggressive marketing efforts and the many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. The property's surrounding area is experiencing economic growth which includes a major public sports park which opened in September of 2000. The park is essentially a complex of ball fields and soccer fields with a central concession area. Attendance has been fairly good since the park opened and is expected to increase dramatically once leagues are formed for the children in the community. In addition to the park, a high school is in the process of being built. Work has continued on the new school that will be located across the street from the front entrance of the development. Site preparation continues and the framing of the building structure is expected to begin in the next month or two. These types of public developments in the area should continue to increase the quantity of automobile traffic around Orchard Park and in turn should continue to assist with marketing efforts. The community has experienced an increased level of interest over the last several months from prospective new tenants. There is now a waiting list for units and this has enabled the property management staff to be much more aggressive in dealing with the problem tenants.
Negotiations have concluded with a third party to have them assume
General Partner responsibilities and management for the partnership. An amendment to the Partnership is in the process of being executed.

Physical occupancy at Palmetto Properties Ltd. (Palmetto Villas)
averaged 84% for the year 2000, with the fourth quarter averaging 97%.
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

Series 18

 As of December 31, 2000 and 1999 the average qualified occupancy for the series was 99.9% and 100%, respectively.  The series had a total of
34 properties at December 31, 2000, out of the total 33 had 100% qualified occupancy.

For the nine months being reported Series 18 reflects a net loss from
Operating Partnerships of $1,210,647.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$672,112.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts) achieved break-
even operations during 2000. The Operating General Partner brought the tax and insurance escrow current. The Operating General Partner streamlined expenses by sharing personnel and bulk ordering of supplies with another property that is only one mile away. This reduction in expenses has allowed the partnership to increase its required deposit into the security deposit account. Average occupancy for 2000 was 99%. There was a rent increase effective May 1, 2000 which generated some additional revenue for the property.

Marengo Park Apartments, Limited Partnership (Marengo Park)is operating below breakeven due to low occupancy levels. Occupancy averaged 84% in 2000.
Management has attributed the occupancy problem to the local economy. Due to historical low occupancy rates, the property suffered from under funded reserves and delinquent real estate taxes. The Investment General Partner and the Operating General Partner negotiated a workout plan with Rural Development to address these issues. Now that the workout plan is in place both real estate taxes and reserves are current. Additionally, Rural Development approved Special Market Rate rents at the property in an effort to improve occupancy. At December 31, 2000, occupancy was at 87%.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses and occupancy issues with its six transitional units.  The Operating General
Partner and the management company have been deferring their respective fees to improve the property's cash flow.  In addition, the Operating General
Partner continues to fund deficits.  The property currently has an occupancy rate of 100%. The management company continues to monitor operating expenses and reports that expenses remain stable and within acceptable levels. However the property continues to operate with a small deficit. Management anticipates breakeven operations by mid-2001.

On March 20, 2000 Glen Place Apartments Limited Partnership(Glen Place
Apartments) received a 60-Day letter from the IRS stating the Operating
Partnership had not met certain IRS Section 42 requirements. The Investment
Limited Partner was notified of the 60-day letter in the second quarter of
2000. The IRS has proposed an adjustment that would disallow the Partnership from utilizing certain past or future credits. In late October 2000, counsel representing the General Partner had a conference with the appellate conferee.
At this point, conversations with the appellate conferee continue but no deadline has been established for settling the case. The Operating General
Partner and its counsel do not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating
General Partner and its counsel are of this opinion, it is of the opinion of the Investment General Partner that the outcome could, in total, be material.
At this point, no adjustments have been made to accompany financial statement.
The Investment General Partner will continue to closely monitor the process.

Series 19

  As of December 31, 2000 and 1999 the average qualified occupancy for the series was 100% for both years.  The series had a total of 26 properties at December 31, 2000, all of which were at 100% qualified occupancy.

For the nine months being reported Series 19 reflects a net loss from
Operating Partnerships of $1,065,807.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,141,564. This is an interim period estimate; it is not necessarily
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

                                BOSTON CAPITAL TAX CREDIT
                                FUND III L.P.

                                By:  Boston Capital Associates III L.P.

                                By:  C&M Associates d/b/a
                                     Boston Capital Associates

Date: February 20, 2001      By: /s/ John P. Manning
                                     -------------------

                                     John P. Manning,
                                     Partner & Principal Financial
                                     Officer