Form 10-K405
period 2001-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2001-07-13
CIK 879555

      <SUBMISSION-INFORMATION-FILE>

         <TYPE>                                 10-K405                                                     </TYPE>

         <CONFIRMING-COPY>                      NO                                                          </CONFIRMING-COPY>

         <SROS>                                 NONE                                                        </SROS>

         <FILER>

            <FILER-CIK>                       0000879555                                                  </FILER-CIK>

            <FILER-CCC>                       quz#ej8e                                                    </FILER-CCC>

         </FILER>

         <SUBMISSION-CONTACT>

            <CONTACT-NAME>                    EDGAR Advantage Service Team                                </CONTACT-NAME>

            <CONTACT-PHONE>                   800-688-1933                                                </CONTACT-PHONE>

         </SUBMISSION-CONTACT>

         <NOTIFY-INTERNET>                                                                                  </NOTIFY-INTERNET>

         <RETURN-COPY>                          YES                                                         </RETURN-COPY>

         <PERIOD>                               03/31/2001                                                  </PERIOD>

      </SUBMISSION-INFORMATION-FILE>

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001 or

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

Name of each exchange
Title of each class on which registered
 None None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Assignee Certificates
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
FOR THE YEAR ENDED MARCH 31, 2001

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
Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules,
and Reports on Form 8-K

Signatures

PART I

Item 1. Business

Organization

Boston Capital Tax Credit Fund III L.P. (the "Fund") is a limited partnership formed under the Delaware Revised Uniform Limited Partnership
Act as of September 19, 1991. Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates III L.P., a Delaware limited partnership. The general partner of the General Partner is now BCA Associates Limited Partnership, a Massachusetts
limited partnership, whose sole general partner is C&M Management, Inc., a
Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners,
Inc. The limited partner of the General Partner is Capital Investment
Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor
Limited Partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the "Prospectus") was filed with the Securities and
Exchange Commission and became effective January 24, 1992 in connection with a public offering ("Offering") in one or more series of a minimum of
250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On
September 4, 1993 the Fund filed an amendment to Form S-11 with the
Securities and Exchange Commission which registered an additional
2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October
6, 1993. As of March 31, 2001, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for
21,996,102 BACs, representing capital contributions of $219,961,020. The
Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Public Offering of the Fund.

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

As of March 31, 2001 the Fund had invested in 68 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 49
Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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
Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
April Gardens Apts. III	Las Piedras, PR	32	$1,459,498	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,326,290	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	507,081	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	1,010,158	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	784,790	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	814,882	03/92	09/92	100%	152,282

Buena Vista Apartments, Phase II	Union, SC	44	1,445,114	03/92	01/92	100%	281,000

Calexico Senior Apts.	Calexico, CA	38	1,911,899	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	734,571	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,283,972	10/92	09/93	100%	247,599

Coral Ridge Apartments	Coralville, IA	102	2,622,719	03/92	11/92	100%	2,257,827

Country Meadows II, III, IV	Sioux Falls, SD	55	1,263,797	05/92	09/92	100%	1,220,825

Curwensville House Apts.	Curwensville, PA	28	1,206,545	09/92	07/93	100%	262,000

Deerfield Commons	Crewe, VA	39	1,222,979	04/92	06/92	100%	242,430

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
East Park Apts. I	Dilworth, MN	24	$ 532,846	06/94	01/94	100%	$ 406,100

Edgewood Apts.	Munford-ville, KY	24	782,180	06/92	08/92	100%	156,763

Golden Age Apts.	Oak Grove, MO	17	401,722	04/92	11/91	100%	84,410

Graham Village Apts.	Graham, NC	50	1,302,713	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	679,737	04/94	10/75	100%	64,069

Greenwood Village	Fort Gaines, GA	24	670,393	08/92	05/93	100%	131,268

Hadley's Lake Apts.	East Machias ME	18	1,033,321	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,479,458	07/92	02/93	100%	327,944

Harrison- ville Properties II	Harrison- ville, MO	24	605,203	03/92	11/91	100%	144,004

Harvest Point Apts.	Madison, SD	30	1,192,486	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,930,186	04/92	11/92	100%	1,153,620

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Heron's Landing I	Lake Placid, FL	37	$1,197,551	10/92	10/92	100%	$ 255,339

Hidden Cove	W. Pittsburg, CA	88	2,845,289	02/94	08/88	100%	200,000

Higginsville Estates	Higginsville, MO	24	624,262	03/92	03/91	100%	146,111

Kearney Estates	Kearney, MO	24	630,636	05/92	01/92	100%	138,103

Lakeside Apts.	Lake Village AR	32	1,214,649	08/94	08/95	100%	282,004

Lake View Green Apts.	Lake View, SC	24	882,880	03/92	07/92	100%	183,603

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,062,516	03/92	02/92	100%	229,986

Lebanon Properties III	Lebanon, MO	24	628,580	03/92	02/92	100%	152,171

Lebanon Village II	Spring Grove, VA	24	917,029	08/92	02/93	100%	169,000

Lilac Apts.	Leitchfield, KY	24	721,061	06/92	07/92	100%	148,015

Livingston Plaza	Livingston, TX	24	670,033	12/92	11/93	100%	176,534

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Manning Lane Apts.	Manning, SC	42	$1,462,771	08/92	03/93	100%	$ 296,436

Marshall Lane Apts.	Marshallville, GA	18	550,180	08/92	12/92	100%	114,200

Maryville Properties	Maryville, MO	24	714,238	05/92	03/92	100%	156,636

Meadow View Apts.	Grantsville, MD	36	1,477,686	05/92	02/93	100%	291,322

Millbrook Commons	Sanford, ME	16	915,310	06/92	11/92	100%	227,100

Monark Homes	Van Buren & Barling, AR	10	307,894	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	874,917	09/92	05/93	100%	206,820

North Trail Apts.	Arkansas City, KS	24	818,723	09/94	12/94	100%	194,118

Oakwood Village	Century, FL	39	1,102,159	05/92	05/92	100%	249,374

Osceola Estates Apts	Osceola, IA	24	635,694	05/92	05/92	100%	161,325

Payson Senior Center Apts.	Payson, AZ	39	1,478,945	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	2,607,471	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	857,714	03/92	01/92	100%	165,434

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Rio Mimbres II Apartments	Deming, NM	24	$ 769,088	04/92	04/92	100%	$ 149,811

River Chase Apts.	Wauchula, FL	47	1,469,221	08/92	10/92	100%	322,944

Rolling Brook III Apts.	Algonac, MI	26	821,645	06/92	11/92	100%	185,632

School St. Apts.Phase I	Marshall, WI	24	731,678	04/92	05/92	100%	666,025

Shenandoah Village	Shenandoah, PA	34	1,463,688	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	790,956	07/92	02/93	100%	178,084

Spring Creek II Apts.	Derby, KS	50	1,131,687	04/92	06/92	100%	1,060,282

Summit Ridge Apartments	Palmdale, CA	304	8,708,264	10/92	12/93	100%	5,639,000

Sunset Sq. Apts.	Scottsboro,AL	24	735,760	09/92	08/92	100%	143,900

Taylor Mill Apartments	HodgenvilleKY	24	763,871	04/92	05/92	100%	173,606

Timmons Village Apts.	Lynchburg, SC	18	618,835	05/92	07/92	100%	122,450

University Meadows	Detroit, MI	53	2,058,194	06/92	12/92	100%	1,676,750

Valatie Woods	Valatie, NY	32	1,347,537	06/92	04/92	100%	277,600

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Village Woods	Healdton, OK	24	$ 696,081	08/94	12/94	100%	$ 173,616

Villas Del Mar	Urb. Corales de Hatillo, PR	32	1,457,483	08/92	08/92	100%	307,200

Virgen del Pozo Garden Apts.	Sabana Grande, PR	70	3,318,486	08/92	07/93	100%	772,550

Weedpatch Country Apts.	Weedpatch, CA	36	1,960,466	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	523,139	08/92	11/92	100%	108,000

Wood Park Pointe	Arcadia, FL	36	1,162,288	06/92	05/92	100%	243,672

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
1413 Leavenworth Apts.	Omaha, NE	60	$1,569,537	12/92	03/93	100%	$1,287,526

Abbey Orchards Apts.	Nixa, MO	48	1,453,216	03/94	06/94	100%	1,163,875

Abbey Orchards Apts.II	Nixa, MO	56	1,030,613	08/94	07/94	100%	1,137,750

Bernice Villa Apts.	Bernice, LA	32	939,622	05/93	10/93	100%	200,476

Branch River Commons Apts	Wakefield, NH	24	1,254,693	09/92	02/93	100%	246,105

Brunswick Manor Apts.	Lawrence- ville, VA	40	1,408,568	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	763,337	11/92	01/93	100%	175,959

Cape Ann YMCA Community Ctr.	Gloucester, MA	23	490,935	01/93	12/93	100%	693,132

Carriage Park Village	Westville, OK	24	709,312	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	501,060	10/92	07/93	100%	102,500

Cielo Azul Apts.	Aztec, NM	30	1,010,677	05/93	05/93	100%	389,749

Clymer Park Apts.	Clymer, PA	32	1,436,714	12/92	11/94	100%	317,428

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Crystal Ridge Apts.	Davenport, IA	126	$3,003,257	10/93	02/94	100%	$3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,441,986	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	681,519	08/93	03/93	100%	572,200

Derry Round House Court	Borough of Derry, PA	26	1,118,982	02/93	02/93	100%	248,019

Fairmeadow Apts.	Latta, SC	24	877,339	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	1,037,593	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	746,903	12/92	09/93	100%	162,397

Gibson Manor Apts.	Gibson, NC	24	896,946	12/92	06/93	100%	161,412

Greenfield Properties	Greenfield, MO	20	528,358	01/93	05/93	100%	126,046

Greenwood Apts.	Mt. Pleasant, PA	36	1,461,698	11/93	10/93	97%	352,000

Harmony House Apts.	Galax, VA	40	1,459,736	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	3,174,475	08/94	09/95	100%	1,955,670

Holly Tree Manor	Holly Hill, SC	24	879,763	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	963,870	11/93	04/94	100%	246,722

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Joiner Manor	Joiner, AR	25	$804,634	01/93	06/93	100%	$149,670

Landview Manor	Bentonia, MS	28	836,837	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,372,945	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	914,494	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,306,242	09/92	03/93	100%	274,750

Mariner's Pointe Apts	Milwaukee, WI	64	2,154,171	12/92	08/93	100%	1,684,121

Mariner's Pointe Apts. II	Milwaukee, WI	52	2,063,494	12/92	08/93	100%	1,676,219

Meadows of Southgate	Southgate, MI	83	2,266,412	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,963,476	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,959,286	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	1,229,088	02/93	10/93	100%	221,626

Newport Manor Apts.	Newport, TN	30	948,640	09/93	12/93	100%	204,863

Oak Forest Apts.	Eastman, GA	41	1,169,947	12/92	10/93	100%	251,269

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Parkwoods Apts.	Anson, ME	24	$1,277,384	12/92	09/93	100%	$ 320,206

Plantation Manor	Tchula, MS	28	826,793	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	509,020	12/93	11/94	100%	94,249

Riviera Apts.	Miami Beach, FL	56	1,688,927	12/92	12/93	100%	1,442,978

Sable Chase of McDonough	McDonough, GA	222	4,894,974	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	933,986	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	1,058,627	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	950,449	05/93	09/93	100%	206,086

Summersville Estates	Summersville, MO	24	617,126	05/93	06/93	100%	157,976

Stony Ground Villas	St. Croix, VI	22	1,423,346	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	676,460	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	752,409	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	736,404	12/92	07/94	100%	144,304

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
The Fitzgerald Building	Plattsmouth,NE	20	$650,226	12/93	12/93	100%	$924,780

The Woodlands	Tupper Lake, NY	18	923,626	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,591,745	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	844,724	05/93	10/93	100%	185,392

Valley View Apartments	Palatine Bridge, NY	32	1,414,723	05/94	05/94	100%	326,870

Victoria Pointe Apts.	North Port, FL	42	1,435,473	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,493,631	01/93	12/93	100%	435,530

West End Manor	Union, SC	28	983,693	05/93	05/93	100%	231,741

Westchester Village of Oak Grove	Oak Grove, MO	33	1,138,013	12/92	04/93	100%	889,700

Westchester Village of St. Joseph	St. Joseph, MO	60	1,462,499	07/93	06/93	100%	1,316,500

Willcox Senior Apts.	Willcox, AZ	30	1,099,300	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,456,050	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Annadale Apartments	Fresno, CA	222	$8,480,788	01/96	06/90	100%	$0

Artesia Properties	Artesia, NM	40	1,404,930	09/94	09/94	100%	399,464

Aspen Ridge Apts.	Omaha, NE	42	822,214	09/93	11/93	100%	809,750

Briarwood Apartments	Clio, SC	24	902,417	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	1,399,725	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,124,125	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,200,256	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,065,066	05/93	04/93	100%	201,711

Caney Creek Apts.	Caneyville,KY	16	474,544	05/93	04/93	100%	118,800

Central House	Cambridge, MA	128	2,305,491	04/93	12/93	100%	2,498,109

Clinton Estates	Clinton, MO	24	734,308	12/94	12/94	100%	162,717

Cloverport Apts.	Cloverport, KY	24	748,584	04/93	07/93	100%	174,575

College Greene Senior Apts	Chili, NY	110	3,742,217	03/95	08/95	100%	232,545

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01

Crofton Manor Apts.	Crofton, KY	24	$797,901	04/93	03/93	100%	$168,420

Deerwood Village Apts	Adrian, GA	20	633,397	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,163,434	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,093,365	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,049,917	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	2,035,240	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	1,161,219	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,200,618	11/94	11/94	88%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,937,745	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	534,114	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	1,008,179	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	667,790	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,056,455	11/93	08/94	100%	304,556

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Ivywood Park Apts.	Smyrna, GA	106	$2,913,235	06/93	10/93	100%	$2,093,847

Jonestown Manor Apts.	Jonestown, MS	28	862,566	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	3,756,087	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	2,940,800	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,479,691	02/94	12/94	100%	288,268

Maplewood Park Apts.	Union City, GA	110	3,465,163	04/94	07/95	100%	1,416,091

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	872,159	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,379,099	11/93	03/94	100%	439,277

Orchard Park	Beaumont, CA	144	3,754,107	01/94	05/89	100%	250,000

Palmetto Villas	Palmetto, FL	49	1,590,309	05/94	04/94	100%	421,795

Park Place	Lehigh Acres, FL	36	1,166,974	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	800,553	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	874,369	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	3,329,209	12/93	12/94	100%	909,231

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Seabreeze Manor	Inglis, FL	37	$1,227,384	03/94	01/95	100%	$294,387

Soledad Senior Apts.	Soledad, CA	40	1,940,006	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	953,925	09/93	06/94	100%	892,915

Summit Ridge Apt.	Palmdale, CA	304	8,708,264	12/93	12/93	100%	5,191,039

Villa West V Apartments	Topeka, KS	52	1,167,465	02/93	10/92	100%	902,700

Waynesburg House Apts.	Waynesburg, PA	34	1,486,462	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,651,014	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,167,720	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	772,042	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Arch Apartments	Boston, MA	75	$2,554,961	04/94	12/94	100%	$3,017,845

Bear Creek Apartments	Naples, FL	118	4,908,293	03/94	04/95	100%	3,586,687

Briarwood Apartments	Humbolt, IA	20	704,597	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,815,890	03/94	12/94	100%	519,100

Chatham Manor	Chatham, NY	32	1,402,418	01/94	12/93	100%	296,860

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,520,998	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	822,228	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,773,033	08/94	01/95	100%	1,627,293

Glen Place Apartments	Duluth, MN	35	1,184,510	04/94	06/94	100%	1,328,621

Harris Music Building	West Palm Beach, FL	38	1,292,086	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield,CA	60	1,718,618	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,594,565	08/93	05/94	100%	1,029,000

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Lathrop Properties	Lathrop, MO	24	$736,435	04/94	05/94	100%	$171,579

Leesville Elderly Apts.	Leesville, LA	54	1,310,319	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	994,124	07/94	09/94	100%	595,439

Maple Leaf Apartments	Franklinville,NY	24	1,097,222	08/94	12/94	100%	296,587

Maple Terrace	Aurora, NY	32	1,396,578	09/93	09/93	100%	279,988

Marengo Park Apts.	Marengo, IA	24	752,406	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	480,069	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,481,818	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	949,211	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	804,515	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	497,371	01/94	07/94	100%	116,860

Parvin's Branch Townhouses	Vineland, NJ	24	783,476	08/93	11/93	100%	761,856

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01
Peach Tree Apartments	Felton, DE	32	$1,475,020	01/94	07/93	100%	$206,100

Pepperton Villas	Jackson, GA	29	859,543	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville,AR	62	1,131,372	12/93	12/94	98%	1,067,200

Richmond Manor	Richmond, MO	36	1,024,452	06/94	06/94	100%	231,593

Rio Grande Apartments	Eagle Pass, TX	100	2,218,361	06/94	05/94	100%	666,840

Troy Estates	Troy, MO	24	688,705	12/93	01/94	100%	159,007

Vista Loma Apartments	Bullhead City, AZ	41	1,602,957	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	238,862	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	2,054,280	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2001
Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01

Callaway Villa	Holt's Summit, MO	48	$1,208,506	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,412,648	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,520,998	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,564,103	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	3,531,470	08/94	03/95	100%	3,337,884

Garden Gate Apartments	Forth Worth, TX	240	5,687,792	02/94	04/95	100%	3,576,605

Garden Gate Apartments	Plano, TX	240	7,135,190	02/94	05/95	100%	3,166,064

Hebbronville Senior	Hebbronville, TX	20	514,653	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,472,892	05/94	08/95	100%	1,715,351

Jenny Lynn Apts.	Morgantown, KY	24	798,268	01/94	09/94	100%	182,800

Lone Star Senior	Lone Star, TX	24	608,848	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	957,648	05/94	08/95	100%	227,910

Maplewood Park Apts.	Union City, GA	110	3,465,163	04/94	07/95	100%	1,416,091

Martindale Apts.	Martindale, TX	24	675,332	12/93	01/94	100%	154,790

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2001

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/00	Acq Date	Const Comp	Qualified Occupancy 3/31/01	Cap Con Paid Thru 3/31/01

Munford Village	Munford, AL	24	$755,853	10/93	04/94	100%	$165,800

Northpoint Commons	Kansas City, MO	158	4,621,576	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	646,937	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,730,192	03/95	05/95	100%	499,104

Sahale Heights Apts.	Elizabethtown, KY	24	850,874	01/94	06/94	100%	238,600

Seville Apartments	Forest Village, OH	24	659,295	03/94	03/78	100%	47,780

Sherwood Knoll	Rainsville, AL	24	774,285	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	933,378	01/94	11/95	100%	223,029

Tanglewood Apartments	Lawrenceville, GA	130	4,140,362	11/93	12/94	100%	3,020,840

Village North I	Independence, KS	24	848,591	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	3,178,342	12/93	01/95	100%	2,833,420

Wedgewood Lane Apartments	Cedar City, UT	24	993,550	06/94	09/94	100%	262,800

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
As of March 31, 2001, the Fund has 13,583 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,514
investors holding 3,870,500 BACs, Series 16 consists of 3,513 investors holding 5,429,402 BACs, Series 17 consists of 2,998 investors holding 5,000,000 BACs, Series 18 consists of 2,122 investors holding 3,616,200 BACs, and Series 19 consists of
2,436 investors holding 4,080,000 BACs at March 31, 2001.

(c)	Dividend history and restriction
The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, September 19, 1991 through March 31, 2001.

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

Item 6. Selected Financial Data

The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 1997 through March 31,
2001. Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997
Interest &
Other Income	$ 159,689	$ 207,011	$ 358,856	$ 341,565	$ 555,991
Share of Loss
of Operating
Partnership	(10,571,206)	(11,654,615)	(12,121,431)	(13,145,436)	(15,051,842)
Operating Exp	(2,627,599)	(2,647,295)	(3,192,943)	(2,938,230)	(3,210,372)

Net Loss	$(13,039,116)	$(14,094,899)	$(14,955,518)	$(15,742,101)	$(17,706,223)

Net Loss
per BAC	$ (.59)	$ (.63)	$ (.67)	$ (.71)	$ (.80)

Balance Sheet	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998	March 31, 1997

Total Assets	$ 94,095,601	$105,516,292	$117,785,304	$131,189,787	$145,845,635

Total Liab.	$ 16,429,375	$ 14,810,950	$ 12,985,063	$ 11,434,028	$ 10,350,261
Partners'
Capital	$ 77,666,226	$ 90,705,342	$104,800,241	$119,755,759	$135,495,374

Other Data

Tax Credits per BAC for the Investors Tax
Year, the Twelve Months Ended December
31, 2000, 1999, 1998, 1997 and 1996*
	$ 1.38	$ 1.39	$ 1.39	$ 1.39	$ 1.37

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
Partnerships.

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2001 were $2,597,028, and total fund management fees accrued as of March 31, 2001 were $13,848,024. During the year ended March 31, 2001 the fund paid fees of $950,000 which was applied to prior year accruals.

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
The Fund anticipates that the investments it purchases will be available for sale. Many of the investments sold during the years ended March 31,
1999, 2000 and 2001 were yielding coupon rates higher than market rates. A premature sale of these investments may have resulted in realized losses, but when combined with the higher coupon yields the resulting actual yields were consistent with market rates. In selecting investments to purchase and sell the general partner and it's advisors stringently monitor the ratings of the investments and safety of principal.

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

During the fiscal year ended March 31, 2001, the Fund used none of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating
Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 66 of the 68
Operating Partnerships. Series 15 has $16,206 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

(Series 16). The Fund commenced offering BACs in Series 16 on July 10,
1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series
16 were completed and the last of the BACs in Series 16 were issued by the
Fund on December 28, 1992.

During the fiscal year ended March 31, 2001, the Fund used $1,500 of Series 16 net offering proceeds to pay outstanding installments of its capital contributions to 1 Operating Partnership. As of March 31, 2001 the net
proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 58 of the 64 Operating Partnerships. Series 16 has $138,506
in capital contributions that remain to be paid to the other 6 Operating
Partnerships.

(Series 17). The Fund commenced offering BACs in Series 17 on January
24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series
17. Offers and sales of BACs in Series 17 were completed and the last of the
BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2001, the Fund used $20,000 of Series
17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980, and the Fund had completed payments of all installments of its capital contributions to 42 of the 49 Operating
Partnerships. Series 17 has outstanding contributions payable to 7 Operating
Partnerships in the amount of $1,186,768 as of March 31, 2001. Of the amount outstanding, $1,108,873 has been loaned to one of the Operating Partnerships.
In addition $15,097 has been funded into an escrow account on behalf of another Operating Partnership. The loan will be converted to capital and the remaining contributions of $62,798, as well as the escrowed funds, will be released when the Operating Partnership have achieved the conditions set fourth in their partnership agreements.

(Series 18). The Fund commenced offering BACs in Series 18 on June 17,
1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series
18. Offers and sales of BACs in Series 18 were completed and the last of the
BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2001, the Fund used none of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34
Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8,
1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series
19. Offers and sales of BACs in Series 19 were completed and the last of the
BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2001, the Fund used $10,000 of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2001 proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating
Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to 25 of the 26
Operating Partnerships. Series 19 has $24,000 in capital contributions that remain to be paid to the remaining Operating Partnership.

Results of Operations

The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the
Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the
Operating Partnerships. The annual fund management fee incurred for the fiscal years ended March 31, 2001 and 2000 was $2,238,315 and $2,173,531, respectively. The amount is anticipated to continue to decrease in subsequent fiscal years as additional Operating Partnerships begin to pay their annual partnership management and reporting fees to the fund.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal
Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 100%. The series had a total of 68 properties at
March 31, 2001, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $2,875,515 and $3,048,065, respectively, in passive income tax losses that were passed through to the investors and also provided $1.45 and
$1.46, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 15 were $10,617,785, and $12,293,726 respectively. Investments in
Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 the Operating Partnerships reflected a net income of $696,901 and $695,847, respectively, when adjusted for depreciation, which is a non-cash item.

    Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy for the first quarter 0f 2001 averaged 99%. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated above breakeven for the year 2000. At this time, the Operating General Partner has completed negotiations with the property's management company and has transferred its
Operating General Partnership interest to that entity effective January 1,
2001. It is anticipated that the addition of a local Operating General
Partner will enhance the property's ability to refinance its permanent mortgage.

In April of 2000, School Street I LP, (School Street Apartments - Phase
I) inserted Marshall School Street I, LLC, as the Operating General Partner
and property management company. Since taking control, new management has completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property improved and should continue to improve into 2001. Occupancy averaged 97% in the first quarter ended March 31, 2001, continuing the strong improvement, which occurred during the second half of 2000. Based on the higher occupancy and the improved tenant selection criteria, property operations and cash should improve in 2001. The Operating General Partner continues to fund any operating cash deficits.

(Series 16). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the series was 99.9% and 99.7%, respectively. The series had a total of 64 properties at March 31, 2001. Out of the total, 63 were at 100%
qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $3,932,367 and $3,831,645, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 16 were $20,493,977 and $23,933,776, respectively. Investments in
Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 the Operating Partnerships reflected a net income of $1,096,657 and $1,031,507, respectively, when adjusted for depreciation, which is a non-cash item.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increased supply of affordable housing in the area with superior amenities hampered marketing efforts and made tenant retention difficult. Average physical occupancy for 2000 was 75%, down from an average of 85% in 1999. Occupancy trended up to an average of 80% for the first quarter ended March 31, 2001. Property management is reviewing rent decreases and other rental incentives to better compete against the newer affordable housing complexes. The Operating General Partner continues to support the property financially. The second mortgage was renewed on April
26, 2001 with a reduction in the interest rate.

In January of 2001, Haynes House Associates II, L.P. (Haynes House
Apartments) experienced a fire in one of the units due to tenant neglect. The management company is in the process of evicting the tenant due to a disregard of apartment regulations that led to the fire. Although only the unit in which the fire started suffered fire damage, surrounding units experienced smoke and water damage. All of the units have been repaired as of March 31,
2001. The Insurance company covered all costs incurred after the $1,000 deductible to repair the damages caused by the fire.
(Series 17). As of March 31, 2001 and 2000, the average Qualified
Occupancy for the Series was 99.7%. The series had a total of 49 properties at March 31, 2001. Out of the total 48 were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $3,423,068 and $3,306,665, respectively, in passive income tax losses that were passed through to the investors and also provided $1.36 and
$1.40, respectively, in tax credits per BAC to the investors.

As of March 31, 2001 and 2000 Investments in Operating Partnerships
for Series 17 were $19,483,775 and $21,661,017, respectively. Investments in
Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 the Operating Partnerships reflected a net income of $1,883,874 and $976, respectively, when adjusted for depreciation, which is a non-cash item.

Annadale Housing Partners (Kingsview Manor & Estates) has previously reported net losses due to operational issues associated with the property.  Average occupancy for the year 2000 was 93.54%. In order to reduce operating costs, a loan restructure was finalized with the first mortgage lender.  The monthly mortgage payments were reduced by 79%, thereby alleviating the property of a large monthly cash obligation.  The payment to the first mortgage holder was funded through the sale of a portion of the
Operating Partnerships future credit stream. With the additional cash available from a lower monthly debt service payment and increased rental rates, property operations are anticipated to improve significantly over prior years.  As of December 31, 2000, the property maintained break-even operations. Occupancy remains stable at 93% on March 31, 2001. The
Investment General Partner continues to monitor this situation closely.

Negotiations have been concluded with a third party to have them assume
General Partner responsibilities and management for the partnership. This transfer was effective January 1, 2001.

The mortgage lender for Cypress Point Limited Partnership (Laurel Ridge
Apartment) placed the partnership in default of its mortgage because the property failed to achieve the required debt service coverage ratio and failed to make its required real estate tax payment. The existing loan terms provided for an interest rate adjustment after the initial five-year permanent mortgage period. When this adjustment occurred there was a rate increase, which in turn increased the property's debt service payment, adversely affecting operations. The Investment Limited Partner advanced funds to the partnership to bring the taxes current. On September 25, 2000, BCP Wisconsin
LLC became the managing general partner of the partnership. BCP Wisconsin LLC negotiated a standstill agreement with the lender in order to allow time to devise different options for dealing with existing loan defaults. The lender was not amenable to the work out plan that BCP Wisconsin LLC proposed. BCP
Wisconsin LLC ultimately decided that the interests of everybody would best be served if it took out the existing lender under a refinancing with an alternate mortgage lender. An application for refinancing was submitted to an alternate lender and the underwriting process is moving forward. The refinancing is expected to provide significantly more favorable loan terms.
Additionally, BCP Wisconsin LLC has commenced capital improvements at the property aimed at repositioning it within its market allowing for increased rents to be realized in the future.

The property owned by California Investors VI LP (Orchard Park) had an average occupancy of 96% for 2000. This stability has been the result of the management company's aggressive marketing efforts and many capital improvements completed at the property, including office renovations and the addition of an activity center. These improvements have been successful in attracting and retaining tenants. The property's surrounding area is experiencing economic growth which includes a major public sports park which opened in September of 2000. The park is essentially a complex of ball fields and soccer fields with a central concession area. Attendance has been fairly good since the park opened and is expected to increase dramatically once leagues are formed for the children in the community. In addition to the park, a high school is in the process of being built. Work has continued on the new school that will be located across the street from the front entrance of the development. Site preparation continues and the framing of the building structure is expected to begin in the next month or two. These types of public developments in the area should continue to increase the quantity of automobile traffic around Orchard Park and in turn should continue to assist with marketing efforts. The community has experienced an increased level of interest over the last several months from prospective new tenants. There is now a waiting list for units and this has enabled the property management staff to be much more aggressive in dealing with the problem tenants.
Negotiations have concluded with a third party to have them assume
General Partner responsibilities and management for the partnership. This transfer was effective January 1, 2001.

Physical occupancy at Palmetto Properties Ltd. (Palmetto Villas)
for 2000 averaged 84%. Occupancy in the first quarter of 2001 has increased
95%. The property suffered from low occupancy in 1999 and the first half of
2000 due to poor on-site management and significant deferred maintenance issues. As a result, the property management company was replaced in January
2000. Since the management company changed occurred, occupancy levels have steadily increased as improvements have been made at the property and deferred maintenance has been addressed. However, property taxes remain in arrears for
1998, 1999, and 2000. At this time, the Investment General Partner is working with the new management company to obtain low interest deferred maintenance loans to complete necessary repairs, improve occupancy and cure the tax delinquency. The Investment General Partner continues negotiations with the current Operating General Partner aimed at removing him from the partnership.

The new management company has expressed interest in assuming the role of
Operating General Partner, and based on the management company's performance to date, the partnership would benefit substantially from this arrangement.

(Series 18). As of March 31, 2001 and 2000, the average Qualified Occupancy for the series was 99.9% and 100%, respectively. The series had a total of 34 properties at March 31, 2001, of which 33 were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $2,402,352 and $2,417,296, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships for
Series 18 was $14,578,072 and $16,650,144, respectively. Investments in
Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 the Operating Partnerships reflected a net income of $285,907 and $210,853 respectively, when adjusted for depreciation, which is a non-cash item.

Harris Housing Limited Partnership (Harris Music Lofts) operated below break-even for the first quarter of 2001 due to capital expenditures funded through operations. The Operating General Partner brought the tax and insurance payments current. The Operating General Partner streamlined expenses by sharing personnel and bulk ordering of supplies with another property that is only one mile away. This reduction in expenses has allowed the partnership to increase its required deposit into the security deposit account. The account is now fully funded. Average occupancy for the first quarter of 2001 was strong at 100%.

Marengo Park Apartments, Limited Partnership (Marengo Park) operated below breakeven due to low occupancy levels. Occupancy averaged 84% in 2000.
Management has attributed the occupancy problem to the local economy. Due to historical low occupancy rates, the property suffered from under funded reserves and delinquent real estate taxes. The Investment General Partner and the Operating General Partner negotiated a workout plan with Rural Development to address these issues. Now that the workout plan is in place both real estate taxes and reserves are current. Additionally, Rural Development approved Special Market Rate rents at the property in an effort to improve occupancy. Occupancy has improved in the first quarter of 2001, averaging 92%
for the three-month period.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses.  The management company increased the number of transitional units to five from two. There are several reasons for the additional transitional units, including the receipt of additional funding from HUD to subsidize the units.
In addition previously transitional residents were allowed to live at the property for 30-days, thus, the property would incur significant maintenance and turnover costs. Currently, transitional residents are allowed to reside at the property for up to six months, which has significantly reduced the turnover costs. The Operating General Partner and the management company have been deferring their respective fees to improve the property's cash flow.  In addition, the Operating General Partner continues to fund deficits.  The property currently has an occupancy rate of 100%. The management company continues to monitor operating expenses and reports that expenses remain stable and within acceptable levels. However the property continues to operate with a small deficit. Management continues to anticipate breakeven operations by mid-2001.

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
At this point, conversations with the appellate conferee continue but no deadline has been set forth settling the case. The Operating General
Partner and its counsel do not anticipate an outcome that would have a material effect on the financial statements and accordingly, no adjustment has been made in the accompanying financial statements. While the Operating
General Partner and its counsel are of this opinion, it is of the opinion of the Investment General Partner that the outcome could, in total, be material.
At this point, no adjustments have been made to accompany financial statement.
The Investment General Partner will continue to closely monitor the process.

(Series 19). As of March 31, 2001 and 2000, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31,
2000, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2000 and 1999, the series, in total, generated $2,633,032 and $1,987,157, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 in tax credits per BAC to the investors.

As of March 31, 2001 and 2000, Investments in Operating Partnerships
for Series 19 were $20,146,249 and $21,836,292, respectively. Investments in
Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended December 31, 2000 and 1999 the Operating Partnerships reflected a net income of $1,040,332 and $1,139,599, respectively, when adjusted for depreciation which is a non-cash item.

Recent Accounting Statements Not Yet Adopted

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No.
138,"Accounting for Certain Derivative Instruments and Certain Hedging
Activities - an amendment of FSAB Statement No. 133," and SFAS No. 139,
"Recission of FASB No. 53 and amendments to FASB Statements No. 63, 89, and
121." In September 2000, FASB isuued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a
replacement of FASB Statement No. 125."

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2000. SFAS No. 140 is generally effective for fiscal years beginning after December 15, 2000.

The Fund does not have any derivative or hedging activities and is not in the motion picture industry or the mortgage banking industry. Consequently, these pronouncements are note expected to have any effect on the Fund's financial statements.

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

John P. Manning, age 53, is co-founder, President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at
Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, to review and reform the Low Income Housing Tax Credit. He was the founding President of the
Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the
Governor of Massachusetts. In addition, Mr. Manning has testified before the
U.S. House Ways and Means Committee and the U.S. Senate Finance Committee, on
the critical role of the private sector in the success of the Low Income
Housing Tax Credit Program. In 1996, President Clinton appointed him to the
President's Advisory Committee on the Arts at the John F. Kennedy Center for
the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President's Export Council, which is the premiere committee comprised of major corporate CEOs to advise the President in matters of foreign trade. Mr.
Manning is also a member of the Board of Directors of the John F. Kennedy
Presidential Library in Boston. and is a member of the Advisory Board of the
Woodrow Wilson Institute for International Scholars in Washington D.C.. Mr.
Manning is a graduate of Boston College.

Richard J. DeAgazio, age 56, is Executive Vice President of Boston Capital
Corporation, Inc., and is President of Boston Capital Services, Inc., Boston
Capital's NASD registered broker/dealer. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers
(NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD's District 11 Committee, and
served as Chairman of the NASD's Statutory Disqualification Subcommittee of
the National Business Conduct Committee. He also served on the NASD State
Liaison Committee and the Direct Participation Program Committee. He is a
founder and past President of the National Real Estate Investment Association,
past President of the Real Estate Securities and Syndication Institute
(Massachusetts Chapter) and the Real Estate Investment Association. Prior to
joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and
Director of the Brokerage Division of Dresdner Securities (USA), Inc., an
international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the
Boston Stock Exchange since 1967. He is on the Board of Directors Cognistar
Corporation. He is a leader in the community and serves on the Business
Leaders Council of the Boston Symphony, Board of Trustees of Junior

Achievement of Northern New England, the Board of Advisors for the Ron Burton
Training Village and is on the Board of Corporators of Northeastern
University. He graduated from Northeastern University.

Anthony A. Nickas, age 40, is Chief Operating Officer of Boston Capital
Partners, Inc., and serves as Chairman of the firm's Operating Committee. Mr.
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

Jeffrey H. Goldstein, age 40, is Senior Vice President and Director of Real
Estate for Boston Capital Partners, Inc. Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and
formerly served as Chairman of the Finance Committee. Prior to joining Boston
Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a
real estate development firm, served as Manager for Homeowner Financial
Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division. He
graduated from the University of Colorado and received his MBA from
Northeastern University.

Kevin P. Costello, age 54, is Senior Vice President in charge of corporate investments for Boston Capital Partners, Inc., and is a member of the firm's
Operating Committee. He is responsible for all corporate investment activity and has spent twenty years in the real estate syndication and investment business. Mr. Costello's prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held management and executive positions in companies associated with real estate syndication as well as in the medical electronics industry. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers' Graduate School of Business
Administration.

(f) Involvement in certain legal proceedings.

None.

(g) Promoters and control persons.

None.

Item 11. Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors. However, under the terms of the
Amended and Restated Agreement and Certificate of Limited Partnership of the
Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2001 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.
The annual fund management fee charged to operations during the year ended
March 31, 2001 was $2,238,315.

2. The Fund has reimbursed an affiliate of the General Partner a total of $76,296 for amounts charged to operations during the year ended March
31, 2001. The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.
Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners.

As of March 31, 2001, 21,996,102 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding
BACs in any of the series.

(b) Security ownership of management.

The General Partner has a 1% interest in all Profits, Losses,
Credits and distributions of the Fund. The Fund's response to
Item 12(a) is incorporated herein by reference.

Effective June 1, 2001, there was a restructuring of the General Partner of the Fund and all of its affiliates. Two individuals previously reported under
Part III, Item 10 of this 10-K; namely, Herbert F. Collins and Chris Collins, have effectively redeemed their ownership interests in the General Partner and all affiliates of the Fund. The primary ownership of those affiliates is now made up of majority and managing owner John P. Manning and minority owner DMI
Trust Group. For disclosure purposes we have included biographical information on two additional individuals who along with Messrs. Manning, DeAgazio, and
Nickas make up the Executive Committee of Boston Capital Partners, Inc.
("Boston Capital") with primary responsibility for the Funds affairs.

(c) Changes in control.

There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund. There is a provision in the Limited Partnership
Agreement which allows, under certain circumstances, the ability to change control.

Item 13. Certain Relationships and Related Transactions

(a) Transactions with management and others.

The Fund has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General
Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption "Compensation and Fees", which is incorporated herein by reference. See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2001.

(b) Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by
reference.

(c) Indebtedness of management.

None.

(d) Transactions with promoters.

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) 1 and 2. Financial Statements and Financial Statement
Schedules

Independent Auditors' Report

Balance Sheets, March 31, 2001 and 2000

Statements of Operations for the years ended March 31,
2001, 2000 and 1999.

Statements of Changes in Partners' Capital for the years ended
March 31, 2001, 2000, and 1999.

Statements of Cash Flows for the years ended March 31, 2001,
2000 and 1999.

Notes to Financial Statements March 31, 2001, 2000 and 1999

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(a) 3.Exhibits (listed according to the number assigned
in the table in Item 601 of Regulation S-K)

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

Exhibit No. 13 - Financial Statements.

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
November 19, 1994).

u. Agreement of Limited Partnership of Clinton Estates, L.P.
(Incorporated by reference from Registrant's current report on
Form 8-K as filed with the Securities and Exchange Commission on
February 1, 1995.)

Exhibit No. 99 - Independent Auditors' Reports for Operating
Partnerships

Exhibit No. 99 - Schedule III and Notes to Schedule III

(b) Reports on Form 8-K

Report on Form 8-K dated April 4, 1994, concerning the Partnership's investment in Branson Christian County, L.P. filed with the commission on
April 4, 1994.

Report on Form 8-K dated April 4, 1994, concerning the Partnership's investment in Peachtree Limited Partnership filed with the commission on
April 4, 1994.

Report on Form 8-K dated April 7, 1994, concerning the Partnership's investment in Cass Partners, L.P. filed with the commission on April 7,
1994.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: July 12, 2001	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

July 12, 2001	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS’ REPORT

BOSTON CAPITAL TAX CREDIT FUND III L.P. -
SERIES 15 THROUGH SERIES 19

MARCH 31, 2001 AND 2000

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

Reznick Fedder & Silverman
Certified Public Accountants * A Professional Corporation

4520 East-West Highway * Suite 300 * Bethesda, MD 20814-3319
(301) 652-9100 * Fax (301) 652-1848

INDEPENDENT AUDITORS’ REPORT

To the Partners
Boston Capital Tax Credit Fund III L.P.

             We have audited the accompanying balance sheets of Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19, in total and for each series, as of March 31, 2001 and 2000 and the related statements of operations, changes in partners’ capital and cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2001.  These financial statements are the responsibility of the partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of certain operating limited partnerships in which Boston Capital Tax Credit Fund III L.P. owns a limited partnership interest.  Investments in such partnerships comprise the following percentages of the assets as of March 31, 2001 and 2000, and the limited partnership loss for each of the three years ended March 31, 2001: Total, 32% and 34% of the assets as of March 31, 2001 and 2000, respectively, and 27%, 28%, and 29% of the operating limited partnership loss for years ended March 31, 2001, 2000 and 1999, respectively; of the assets for Series 15 as of March 31, 2001 and 2000, 14% and 18%, respectively, of the operating limited partnership loss for Series 15 for the years ended March 31, 2001, 2000 and 1999, 28%, 25% and 30%, respectively; of the assets for Series 16 as of March 31, 2001 and 2000, 28% and 27%, respectively, of the limited partnership loss for Series 16 for the years ended March 31, 2001, 2000 and 1999, 22%, 23%, and 23%, respectively; of the assets for Series 17 as of March 31, 2001 and 2000, 33% and 36%, respectively, of the limited partnership loss for Series 17 for the years ended March 31, 2001, 2000 and 1999, 33%, 31% and 32%, respectively; of the assets for Series 18 as of March 31, 2001 and 2000, 33% and 39%, respectively, of the operating limited partnership loss for Series 18 for the years ended March 31, 2001, 2000 and 1999, 24%, 29% and 33%, respectively; and of the assets for Series 19 as of March 31, 2001 and 2000, 45% and 44%, respectively, and of the operating limited partnership loss for Series 19 for the years ended March 31, 2001, 2000 and 1999, 33%, 34% and 33%, respectively.  The financial statements of these partnerships were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to information relating to these partnerships, is based solely on the reports of the other auditors.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

             In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19, in total and for each series, as of March 31, 2001 and 2000 and the results of its operations and its cash flows for the total partnership and for each of the series for each of the three years ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

             We and other auditors have also audited the information included in the related financial statement schedule listed in Form 10-K, Item 14(a) of Boston Capital Tax Credit Fund III L.P. - Series 15 through Series 19 as of March 31, 2001.  In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein, in conformity with accounting principles generally accepted in the United States of America.

Bethesda, Maryland
June 27, 2001

Boston Capital Tax Credit Fund III L.P. -
Series 15 through Series 19

BALANCE SHEETS

March 31, 2001 and 2000

	Total

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)	$85,319,858	$96,374,955

OTHER ASSETS
Cash and cash equivalents (notes A and H)	1,122,380	1,754,063
Investments (note A and B)	1,465,643	1,538,967
Notes receivable (note E)	1,309,982	1,364,322
Deferred acquisition costs, net of accumulated amortization (note A)	1,474,454	1,543,349
Other assets (note F)	3,032,043	2,940,636

	$93,724,360	$105,516,292

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$4,553	$4,553
Accounts payable - affiliates (note C)	15,040,788	13,374,147
Capital contributions payable (note D)	1,384,034	1,432,250

	16,429,375	14,810,950

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BAC), $10 stated value per BAC, 21,996,102 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 21,996,102 issued and outstanding at March 31, 2001 and 2000	78,411,698	91,687,950
General partner	(1,116,713)	(982,608)

	77,294,985	90,705,342

	$93,724,360	$105,516,292

	Series 15

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)	$10,617,785	$12,293,726

OTHER ASSETS
Cash and cash equivalents (notes A and H)	229,627	308,497
Investments (notes A and B)	286,218	135,167
Notes receivable (note E)	-	32,170
Deferred acquisition costs, net of accumulated amortization (note A)	226,000	236,512
Other assets (note F)	799,327	858,625

	$12,158,957	$13,864,697

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$1,145	$1,145
Accounts payable - affiliates (note C)	4,218,465	3,734,413
Capital contributions payable (note D)	16,206	32,922

	4,235,816	3,768,480

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BAC), $10 stated value per BAC, 3,870,500 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,870,500 issued and outstanding at March 31, 2001 and 2000	8,176,581	10,327,926
General partner	(253,440)	(231,709)

	7,923,141	10,096,217

	$12,158,957	$13,864,697

	Series 16

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)	$20,493,977	$23,933,776

OTHER ASSETS
Cash and cash equivalents (notes A and H)	113,123	307,415
Investments (notes A and B)	535,809	652,708
Notes receivable (note E)	-	-
Deferred acquisition costs, net of accumulated amortization (note A)	362,321	379,171
Other assets (note F)	138,036	130,891

	$21,643,266	$25,403,961

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Accounts payable - affiliates (note C)	3,411,025	3,119,046
Capital contributions payable (note D)	138,506	140,006

	3,549,531	3,259,052

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BAC), $10 stated value per BAC, 5,429,402 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 5,429,402 issued and outstanding at March 31, 2001 and 2000	18,379,407	22,390,069
General partner	(285,672)	(245,160)

	18,093,735	22,144,909

	$21,643,266	$25,403,961

	Series 17

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS (notes A and D)	$19,483,775	$21,661,017

OTHER ASSETS
Cash and cash equivalents (notes A and H)	397,129	404,005
Investments (notes A and B)	-	-
Notes receivable (note E)	1,309,982	1,332,152
Deferred acquisition costs, net of accumulated amortization (note A)	326,548	342,098
Other assets (note F)	1,985,681	1,874,478

	$23,503,115	$25,613,750

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Accounts payable - affiliates (note C)	4,633,143	3,985,826
Capital contributions payable (note D)	1,186,768	1,206,768

	5,819,911	5,192,594

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BAC), $10 stated value per BAC, 5,000,000 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 5,000,000 issued and outstanding at March 31, 2001 and 2000	17,936,052	20,646,624
General partner	(252,848)	(225,468)

	17,683,204	20,421,156

	$23,503,115	$25,613,750

	Series 18

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)	$14,578,072	$16,650,144

OTHER ASSETS
Cash and cash equivalents (notes A and H)	238,396	377,094
Investments (notes A and B)	107,824	102,771
Notes receivable (note E)	-	-
Deferred acquisition costs, net of accumulated amortization (note A)	246,330	257,743
Other assets (note F)	93,007	62,002

	$15,263,629	$17,449,754

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$-	$-
Accounts payable - affiliates (note C)	1,893,885	1,661,937
Capital contributions payable (note D)	18,554	18,554

	1,912,439	1,680,491

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of22,000,000 authorized beneficial assignee certificates (BAC), $10 stated value per BAC, 3,616,200 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 3,616,200 issued and outstanding at March 31, 2001 and 2000	13,527,906	15,921,798
General partner	(176,716)	(152,535)

	13,351,190	15,769,263

	$15,263,629	$17,449,754

	Series 19

	2001	2000
ASSETS

INVESTMENTS IN OPERATING LIMITED
PARTNERSHIPS (notes A and D)	$20,146,249	$21,836,292

OTHER ASSETS
Cash and cash equivalents (notes A and H)	144,105	357,052
Investments (notes A and B)	535,792	648,321
Notes receivable (note E)	-	-
Deferred acquisition costs, net of accumulated amortization (note A)	313,255	327,825
Other assets (note F)	15,992	14,640

	$21,155,393	$23,184,130

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES
Accounts payable and accrued expenses	$3,408	$3,408
Accounts payable - affiliates (note C)	884,270	872,925
Capital contributions payable (note D)	24,000	34,000

	911,678	910,333

PARTNERS’ CAPITAL (note A)
Assignor limited partner
Units of limited partnership interest consisting of 22,000,000 authorized beneficial assignee certificates (BAC), $10 stated value per BAC, 4,080,000 issued to the assignees at March 31, 2001 and 2000	-	-
Assignees
Units of beneficial interest of the limited partnership interest of the assignor limited partner, 4,080,000 issued and outstanding at March 31, 2001 and 2000	20,391,752	22,401,533
General partner	(148,037)	(127,736)

	20,243,715	22,273,797

	$21,155,393	$23,184,130

See notes to financial statements

Boston Capital Tax Credit Fund III L.P. -
Series 15 through Series 19

STATEMENTS OF OPERATIONS

Years ended March 31, 2001, 2000 and 1999

	Total

	2001	2000	1999
Income
Interest income	$130,940	$153,788	$330,414
Other income	28,749	53,223	28,442

Total income	159,689	207,011	358,856

Share of losses from operating limited partnerships (note A)	(10,571,206)	(11,654,615)	(12,121,431)

Expenses
Professional fees	160,176	235,493	204,715
Partnership management fee (note C)	2,238,315	2,173,531	2,207,890
Amortization (note A)	68,895	69,065	136,082
Impairment loss (note A)	371,241	-	345,986
General and administrative expenses (note C)	160,213	169,206	298,270

	2,998,840	2,647,295	3,192,943

NET LOSS (note A)	$(13,410,357)	$(14,094,899)	$(14,955,518)

Net loss allocated to general partner	$(134,105)	$(140,950)	$(149,556)

Net loss allocated to assignees	$(13,276,252)	$(13,953,949)	$(14,805,962)

Net loss per BAC	$(0.60)	$(0.63)	$(0.67)

	Series 15

	2001	2000	1999
Income
Interest income	$19,446	$16,568	$179,987
Other income	5,709	14,516	1,142

Total income	25,155	31,084	181,129

Share of losses from operating limited partnerships (note A)	(1,658,127)	(1,847,663)	(2,095,754)

Expenses
Professional fees	35,172	52,114	59,735
Partnership management fee (note C)	466,782	465,704	483,995
Amortization (note A)	10,512	10,512	10,512
Impairment loss (note A)	-	-	-
General and administrative expenses (note C)	27,638	32,819	31,120

	540,104	561,149	585,362

NET LOSS (note A)	$(2,173,076)	$(2,377,728)	$(2,499,987)

Net loss allocated to general partner	$(21,731)	$(23,777)	$(25,000)

Net loss allocated to assignees	$(2,151,345)	$(2,353,951)	$(2,474,987)

Net loss per BAC	$(0.56)	$(0.61)	$(0.64)

	Series 16

	2001	2000	1999
Income
Interest income	$42,546	$46,320	$64,568
Other income	5,986	8,090	16,950

Total income	48,532	54,410	81,518

Share of losses from operating limited partnerships (note A)	(3,014,107)	(3,135,372)	(3,168,369)

Expenses
Professional fees	36,161	56,047	48,502
Partnership management fee (note C)	624,209	582,042	586,316
Amortization (note A)	16,850	16,850	16,850
Impairment loss (note A)	371,241	-	345,986
General and administrative expenses (note C)	37,138	42,461	75,062

	1,085,599	697,400	1,072,716

NET LOSS (note A)	$(4,051,174)	$(3,778,362)	$(4,159,567)

Net loss allocated to general partner	$(40,512)	$(37,784)	$(41,596)

Net loss allocated to assignees	$(4,010,662)	$(3,740,578)	$(4,117,971)

Net loss per BAC	$(0.74)	$(0.69)	$(0.76)

	Series 17

	2001	2000	1999
Income
Interest income	$11,952	$13,632	$10,025
Other income	10,454	12,300	-

Total income	22,406	25,932	10,025

Share of losses from operating limited partnerships (note A)	(2,174,336)	(2,934,896)	(2,964,858)

Expenses
Professional fees	35,527	49,816	43,970
Partnership management fee (note C)	489,649	501,485	486,792
Amortization (note A)	15,550	15,550	26,353
Impairment loss (note A)	-	-	-
General and administrative expenses (note C)	45,296	38,448	92,731

	586,022	605,299	649,846

NET LOSS (note A)	$(2,737,952)	$(3,514,263)	$(3,604,679)

Net loss allocated to general partner	$(27,380)	$(35,143)	$(36,047)

Net loss allocated to assignees	$(2,710,572)	$(3,479,120)	$(3,568,632)

Net loss per BAC	$(0.54)	$(0.70)	$(0.71)

	Series 18

	2001	2000	1999
Income
Interest income	$13,094	$16,473	$25,749
Other income	2,400	2,550	10,350

Total income	15,494	19,023	36,099

Share of losses from operating limited partnerships (note A)	(2,034,920)	(2,164,126)	(2,073,909)

Expenses
Professional fees	26,998	36,901	27,649
Partnership management fee (note C)	336,755	331,660	326,762
Amortization (note A)	11,413	11,413	30,185
Impairment loss (note A)	-	-	-
General and administrative expenses (note C)	23,481	26,074	68,865

	398,647	406,048	453,461

NET LOSS (note A)	$(2,418,073)	$(2,551,151)	$(2,491,271)

Net loss allocated to general partner	$(24,181)	$(25,512)	$(24,913)

Net loss allocated to assignees	$(2,393,892)	$(2,525,639)	$(2,466,358)

Net loss per BAC	$(0.66)	$(0.70)	$(0.68)

	Series 19
	2001	2000	1999
Income
Interest income	$43,902	$60,795	$50,085
Other income	4,200	15,767	-

Total income	48,102	76,562	50,085

Share of losses from operating limited partnerships (note A)	(1,689,716)	(1,572,558)	(1,818,541)

Expenses
Professional fees	26,318	40,615	24,859
Partnership management fee (note C)	320,920	292,640	324,025
Amortization (note A)	14,570	14,740	52,182
Impairment loss (note A)	-	-	-
General and administrative expenses (note C)	26,660	29,404	30,492

	388,468	377,399	431,558

NET LOSS (note A)	$(2,030,082)	$(1,873,395)	$(2,200,014)

Net loss allocated to general partner	$(20,301)	$(18,734)	$(22,000)

Net loss allocated to assignees	$(2,009,781)	$(1,854,661)	$(2,178,014)

Net loss per BAC	$(0.49)	$(0.45)	$(0.53)

See notes to financial statements

Boston Capital Tax Credit Fund III L.P. -
Series 15 through Series 19

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

Years ended March 31, 2001, 2000 and 1999

Total	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$120,447,861	$(692,102)	$119,755,759

Net loss	(14,805,962)	(149,556)	(14,955,518)

Partners’ capital (deficit), March 31, 1999	105,641,899	(841,658)	104,800,241

Net loss	(13,953,949)	(140,950)	(14,094,899)

Partners’ capital (deficit), March 31, 2000	91,687,950	(982,608)	90,705,342

Net loss	(13,276,252)	(134,105)	(13,410,357)

Partners’ capital (deficit), March 31, 2001	$78,411,698	$(1,116,713)	$77,294,985

Series 15	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$15,156,864	$(182,932)	$14,973,932

Net loss	(2,474,987)	(25,000)	(2,499,987)

Partners’ capital (deficit), March 31, 1999	12,681,877	(207,932)	12,473,945

Net loss	(2,353,951)	(23,777)	(2,377,728)

Partners’ capital (deficit), March 31, 2000	10,327,926	(231,709)	10,096,217

Net loss	(2,151,345)	(21,731)	(2,173,076)

Partners’ capital (deficit), March 31, 2001	$8,176,581	$(253,440)	$7,923,141

Series 16	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$30,248,618	$(165,780)	$30,082,838

Net loss	(4,117,971)	(41,596)	(4,159,567)

Partners’ capital (deficit), March 31, 1999	26,130,647	(207,376)	25,923,271

Net loss	(3,740,578)	(37,784)	(3,778,362)

Partners’ capital (deficit), March 31, 2000	22,390,069	(245,160)	22,144,909

Net loss	(4,010,662)	(40,512)	(4,051,174)

Partners’ capital (deficit), March 31, 2001	$18,379,407	$(285,672)	$18,093,735

Series 17	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$27,694,376	$(154,278)	$27,540,098

Net loss	(3,568,632)	(36,047)	(3,604,679)

Partners’ capital (deficit), March 31, 1999	24,125,744	(190,325)	23,935,419

Net loss	(3,479,120)	(35,143)	(3,514,263)

Partners’ capital (deficit), March 31, 2000	20,646,624	(225,468)	20,421,156

Net loss	(2,710,572)	(27,380)	(2,737,952)

Partners’ capital (deficit), March 31, 2001	$17,936,052	$(252,848)	$17,683,204

Series 18	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$20,913,795	$(102,110)	$20,811,685

Net loss	(2,466,358)	(24,913)	(2,491,271)

Partners’ capital (deficit), March 31, 1999	18,447,437	(127,023)	18,320,414

Net loss	(2,525,639)	(25,512)	(2,551,151)

Partners’ capital (deficit), March 31, 2000	15,921,798	(152,535)	15,769,263

Net loss	(2,393,892)	(24,181)	(2,418,073)

Partners’ capital (deficit), March 31, 2001	$13,527,906	$(176,716)	$13,351,190

Series 19	Assignees	General partner	Total

Partners’ capital (deficit), March 31, 1998	$26,434,208	$(87,002)	$26,347,206

Net loss	(2,178,014)	(22,000)	(2,200,014)

Partners’ capital (deficit), March 31, 1999	24,256,194	(109,002)	24,147,192

Net loss	(1,854,661)	(18,734)	(1,873,395)

Partners’ capital (deficit), March 31, 2000	22,401,533	(127,736)	22,273,797

Net loss	(2,009,781)	(20,301)	(2,030,082)

Partners’ capital (deficit), March 31, 2001	$20,391,752	$(148,037)	$20,243,715

See notes to financial statements

Boston Capital Tax Credit Fund III L.P. -
Series 15 through Series 19

STATEMENTS OF CASH FLOWS

Years ended March 31, 2001, 2000 and 1999

	Total

	2001	2000	1999
Cash flows from operating activities
Net loss	$(13,410,357)	$(14,094,899)	$(14,955,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share of losses from operating limited partnerships	10,571,206	11,654,615	12,121,431
Distribution received from operating limited partnerships	94,849	228,597	129,444
Impairment loss	371,241	-	345,986
Amortization	68,895	69,065	136,082
Changes in assets and liabilities
Other assets	(9,028)	46,090	(34,180)
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	1,666,641	1,988,814	2,681,921

Net cash provided by (used in) operating activities	(646,553)	(107,718)	425,166

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	(31,500)	(2,500)	(585,214)
(Advances)/repayments (to)/from operating limited partnerships	(26,954)	(527,717)	(533,376)
Purchase of investments (net of proceeds from sale of investments)	73,324	698,199	733,701

Net cash provided by (used in) investing activities	14,870	167,982	(384,889)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(631,683)	60,264	40,277

Cash and cash equivalents, beginning	1,754,063	1,693,799	1,653,522

Cash and cash equivalents, end	$1,122,380	$1,754,063	$1,693,799

	Total
	2001	2000	1999
Supplemental schedule of noncash investing and financing activities

The partnership has adjusted its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$17,801	$1,490	$16,934

The fund has decreased its investment in operating limited partnerships for unpaid capital contributions due to the operating limited partnership disposed of during the year.	$-	$160,427	$-

The fund has applied notes receivable and advances against installments of capital contributions.	$-	$-	$536,351

	Series 15
	2001	2000	1999
Cash flows from operating activities
Net loss	$(2,173,076)	$(2,377,728)	$(2,499,987)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share of losses from operating limited partnerships	1,658,127	1,847,663	2,095,754
Distribution received from operating limited partnerships	13	890	876
Impairment loss	-	-	-
Amortization	10,512	10,512	10,512
Changes in assets and liabilities
Other assets	474	(70)	(5,292)
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	484,052	578,629	795,039

Net cash provided by (used in) operating activities	(19,898)	59,896	396,902

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	-
(Advances)/repayments (to)/from operating limited partnerships	92,079	(51,144)	(243,707)
Purchase of investments (net of proceeds from sale of investments)	(151,051)	(7,139)	(3,028)

Net cash provided by (used in) investing activities	(58,972)	(58,283)	(246,735)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,870)	1,613	150,167

Cash and cash equivalents, beginning	308,497	306,884	156,717

Cash and cash equivalents, end	$229,627	$308,497	$306,884

	Series 15
	2001	2000	1999
Supplemental schedule of noncash investing and financing activities

The partnership has adjusted its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$17,801	$1,490	$7,613

The fund has decreased its investment in operating limited partnerships for unpaid capital contributions due to the operating limited partnership disposed of during the year.	$-	$-	$-

The fund has applied notes receivable and advances against installments of capital contributions.	$-	$-	$-

	Series 16
	2001	2000	1999
Cash flows from operating activities
Net loss	$(4,051,174)	$(3,778,362)	$(4,159,567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share of losses from operating limited partnerships	3,014,107	3,135,372	3,168,369
Distribution received from operating limited partnerships	54,451	96,079	96,961
Impairment loss	371,241	-	345,986
Amortization	16,850	16,850	16,850
Changes in assets and liabilities
Other assets	(7,145)	2,804	(6,629)
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	291,979	391,980	491,975

Net cash provided by (used in) operating activities	(309,691)	(135,277)	(46,055)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	(1,500)	(2,500)	(1,500)
(Advances)/repayments (to)/from operating limited partnerships	-	-	(54,861)
Purchase of investments (net of proceeds from sale of investments)	116,899	231,741	116,309

Net cash provided by (used in) investing activities	115,399	229,241	59,948

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(194,292)	93,964	13,893

Cash and cash equivalents, beginning	307,415	213,451	199,558

Cash and cash equivalents, end	$113,123	$307,415	$213,451

	Series 16
	2001	2000	1999
Supplemental schedule of noncash investing and financing activities

The partnership has adjusted its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-	$1,305

The fund has decreased its investment in operating limited partnerships for unpaid capital contributions due to the operating limited partnership disposed of during the year.	$-	$-	$-

The fund has applied notes receivable and advances against installments of capital contributions.	$-	$-	$-

	Series 17
	2001	2000	1999
Cash flows from operating activities
Net loss	$(2,737,952)	$(3,514,263)	$(3,604,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share of losses from operating limited partnerships	2,174,336	2,934,896	2,964,858
Distribution received from operating limited partnerships	2,906	17,856	23,724
Impairment loss	-	-	-
Amortization	15,550	15,550	26,353
Changes in assets and liabilities
Other assets	-	6,915	9,105
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	647,317	949,908	876,612

Net cash provided by (used in) operating activities	102,157	410,862	295,973

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	(20,000)	-	-
(Advances)/repayments (to)/from operating limited partnerships	(89,033)	(456,046)	(234,808)
Purchase of investments (net of proceeds from sale of investments)	-	100,000	(100,000)

Net cash provided by (used in) investing activities	(109,033)	(356,046)	(334,808)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,876)	54,816	(38,835)

Cash and cash equivalents, beginning	404,005	349,189	388,024

Cash and cash equivalents, end	$397,129	$404,005	$349,189

	Series 17
	2001	2000	1999
Supplemental schedule of noncash investing and financing activities

The partnership has adjusted its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-	$-

The fund has decreased its investment in operating limited partnerships for unpaid capital contributions due to the operating limited partnership disposed of during the year.	$-	$160,427	$-

The fund has applied notes receivable and advances against installments of capital contributions.	$-	$-	$-

	Series 18
	2001	2000	1999
Cash flows from operating activities
Net loss	$(2,418,073)	$(2,551,151)	$(2,491,271)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Share of losses from operating limited partnerships	2,034,920	2,164,126	2,073,909
Distribution received from operating limited partnerships	37,152	17,836	7,570
Impairment loss	-	-	-
Amortization	11,413	11,413	30,185
Changes in assets and liabilities
Other assets	(1,005)	14,624	(11,475)
Accounts payable and accrued expenses	-	-	-
Accounts payable - affiliates	231,948	306,948	306,948

Net cash provided by (used in) operating activities	(103,645)	(36,204)	(84,134)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	-	-	(154,714)
(Advances)/repayments (to)/from operating limited partnerships	(30,000)	(20,527)	-
Purchase of investments (net of proceeds from saleof investments)	(5,053)	127,760	243,469

Net cash provided by (used in) investing activities	(35,053)	107,233	88,755

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(138,698)	71,029	4,621

Cash and cash equivalents, beginning	377,094	306,065	301,444

Cash and cash equivalents, end	$238,396	$377,094	$306,065

	Series 18
	2001	2000	1999
Supplemental schedule of noncash investing and financing activities

The partnership has adjusted its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-	$8,016

The fund has decreased its investment in operating limited partnerships for unpaid capital contributions due to the operating limited partnership disposed of during the year.	$-	$-	$-

The fund has applied notes receivable and advances against installments of capital contributions.	$-	$-	$536,351

	Series 19
	2001	2000	1999
Cash flows from operating activities
Net loss	$(2,030,082)	$(1,873,395)	$(2,200,014)
Adjustments to reconcile net loss to net cashprovided by (used in) operating activities
Share of losses from operating limited partnerships	1,689,716	1,572,558	1,818,541
Distribution received from operating limited partnerships	327	95,936	313
Impairment loss	-	-	-
Amortization	14,570	14,740	52,182
Changes in assets and liabilities
Other assets	(1,352)	21,817	(19,889)
Accounts payable and accrued expenses	-	-	-
Accounts payable – affiliates	11,345	(238,651)	211,347

Net cash provided by (used in) operating activities	(315,476)	(406,995)	(137,520)

Cash flows from investing activities
Capital contributions paid to operating limited partnerships	(10,000)	-	(429,000)
(Advances)/repayments (to)/from operating limited partnerships	-	-	-
Purchase of investments (net of proceeds from saleof investments)	112,529	245,837	476,951

Net cash used in investing activities	102,529	245,837	47,951

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(212,947)	(161,158)	(89,569)

Cash and cash equivalents, beginning	357,052	518,210	607,779

Cash and cash equivalents, end	$144,105	$357,052	$518,210

Series 19
	2001	2000	1999
Supplemental schedule of noncash investing andfinancing activities

The partnership has adjusted its investment and decreased its capital contribution obligation in operating limited partnerships for low-income tax credits not generated.	$-	$-	$-

The fund has decreased its investment in operating limited partnerships for unpaid capital contributions due to the operating limited partnership disposed of during the year.	$-	$-	$-

The fund has applied notes receivable and advances against installments of capital contribution.	$-	$-	$-

See notes to financial statements

Boston Capital Tax Credit Fund III L.P. -
Series 15 through Series 19

NOTES TO FINANCIAL STATEMENTS

March 31, 2001, 2000 and 1999

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Boston Capital Tax Credit Fund III L.P. (the “fund”) was formed under the laws of the State of Delaware on September 19, 1991, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating limited partnerships which were to acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated apartment complexes which qualified for the Low-Income Housing Tax Credit established by the Tax Reform Act of 1986. Certain of the apartment complexes also qualified for the Historic Rehabilitation Tax Credit for their rehabilitation of a certified historic structure; accordingly, the apartment complexes are restricted as to rent charges and operating methods and are subject to the provisions of Section 42(g)(2) of the Internal Revenue Code relating to the Rehabilitation Investment Credit.  The general partner of the fund is Boston Capital Associates III L.P. and the limited partner is BCTC III Assignor Corp. (the “assignor limited partner”).

Pursuant to the Securities Act of 1933, the fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992, which covered the offering (the “Public Offering”) of the fund’s beneficial assignee certificates (“BACs”) representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.   The fund originally registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  An additional 2,000,000 BACS at $10 per BAC were registered for sale to the public in one or more series on September 4, 1994.  BACs sold in bulk were offered to investors at a reduced cost per BAC.

The BACs issued and outstanding in each series at March 31, 2001 and 2000 are as follows:

Series 15	3,870,500
Series 16	5,429,402
Series 17	5,000,000
Series 18	3,616,200
Series 19	4,080,000

Total	21,996,102

In accordance with the limited partnership agreements, profits, losses, and cash flow (subject to certain priority allocations and distributions) and tax credits are allocated 99% to the assignees and 1% to the general partner.

Investments in Operating Limited Partnerships

The fund accounts for its investments in operating limited partnerships using the equity method, whereby the fund adjusts its investment cost for its share of each operating limited partnership’s results of operations and for any distributions received or accrued.  However, the fund recognizes the individual operating limited partnership’s losses only to the extent that the fund’s share of losses of the operating limited partnerships does not exceed the carrying amount of its investment.  Unrecognized losses are suspended and offset against future individual operating limited partnership income.

A loss in value of an investment in an operating limited partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits allocated to the fund and the estimated residual value of the investment.  Accordingly, the partnership recorded an impairment loss of $371,241 during the year ended March 31, 2001 and $345,986 during the year ended March 31, 1999.

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

             Accumulated amortization as of March 31, 2001 and 2000 is as follows:

	2001	2000

Series 15	$63,170	$52,658
Series 16	101,108	84,258
Series 17	101,202	85,652
Series 18	68,609	57,196
Series 19	84,964	70,394
	$419,053	$350,158

Selling Commissions and Registration Costs

Selling commissions paid in connection with the public offering are charged against the assignees’ capital upon admission of investors as assignees.  Registration costs associated with the public offering are charged against assignees’ capital as incurred.

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

Net Income (Loss) per Beneficial Assignee Certificate

Net income (loss) per beneficial assignee partnership unit is calculated based upon the number of units outstanding during the year.  The number of units in each series at March 31, 2001, 2000 and 1999 are as follows:
2001, 2000 and 1999
Series 15	3,870,500
Series 16	5,429,402
Series 17	5,000,000
Series 18	3,616,200
Series 19	4,080,000
21,996,102

             Investments

Investments held to maturity are being carried at amortized cost which approximates fair value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133,” and SFAS No. 139, “Rescission of FASB No. 53 and amendments to FASB Statements No. 63, 89 and 121.”  In September 2000, FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125.”

SFAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  SFAS No. 139 is effective for fiscal years beginning after December 15, 2000.  SFAS No. 140 is generally effective for fiscal years after December 15, 2000.

The fund does not have any derivative or hedging activities and is not in the motion picture industry or the mortgage bank industry.  Consequently, these pronouncements are not expected to have any effect on the fund’s financial statements.

NOTE B - INVESTMENTS HELD TO MATURITY

At March 31, 2001, the amortized cost and fair market value of investments are as follows:
	Amortized cost	Fair market value

Certificates of deposit	$1,465,643	$1,465,643

The amortized cost and fair market value of investments by maturity at March 31, 2001 are shown below.
	Amortized cost	Fair market value

Due in one year or less	$1,465,643	$1,465,643

At March 31, 2000, the amortized cost and fair market value of investments are as follows:
	Amortized cost	Fair market value

Certificates of deposit	$1,538,967	$1,538,967

The amortized cost and fair market value of investments by maturity at March 31, 2000 is shown below.
	Amortized cost	Fair market value

Due in one year or less	$1,538,967	$1,538,967

In selecting investments to purchase and sell, the general partner and its advisors stringently monitor the ratings of the investments and safety of principal.  The rates for the investments held during the years ended March 31, 2001 and 2000 ranged from 4.75% to 6.25%.

NOTE C - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2001, 2000 and 1999, the fund entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., Boston Capital Services, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership, as follows:

Boston Capital Asset Management Limited Partnership is entitled to an annual fund management fee based on .5% of the aggregate cost of all apartment complexes acquired by the operating limited partnerships, less the amount of certain partnership management and reporting fees paid or payable by the operating limited partnerships.  The aggregate cost is comprised of the capital contributions made by each series to the operating limited partnership and 99% of the permanent financing at the operating limited partnership level.  The annual fund management fee charged to operations, net of reporting fees, during the years ended March 31, 2001, 2000 and 1999 by series, is as follows:
	2001	2000	1999
Series 15	$466,782	$465,704	$483,995
Series 16	624,209	582,042	586,316
Series 17	489,649	501,485	486,792
Series 18	336,755	331,660	326,762
Series 19	320,920	292,640	324,025
	$2,238,315	$2,173,531	$2,207,890

General and administrative expenses incurred by Boston Capital Partners, Inc., Boston Capital Holdings Limited Partnership and Boston Capital Asset Management Limited Partnership during the years ended March 31, 2001, 2000 and 1999 charged to each series’ operations are as follows:
	2001	2000	1999
Series 15	$14,151	$18,416	$24,872
Series 16	19,975	29,155	22,980
Series 17	16,147	19,528	18,499
Series 18	12,230	19,217	12,344
Series 19	13,793	15,710	14,070
	$76,296	$102,026	$92,765

Accounts payable - affiliates at March 31, 2001 and 2000 represents fund management fees and an operating limited partnership advance which are payable to Boston Capital Asset Management Limited Partnership.  The carrying value of the accounts payable - affiliates approximates fair value.

NOTE D - INVESTMENTS IN OPERATING LIMITED PARTNERSHIPS

At March 31, 2001, 2000 and 1999, the fund has limited partnership interests in operating limited partnerships which own or are constructing operating apartment complexes.  During 2001, the partnership disposed of a portion of its limited partnership interest in one of the operating limited partnerships owned in Series 17.  The number of operating limited partnerships in which the fund has limited partnership interests at March 31, 2001, 2000 and 1999 by series are as follows:
	2001	2000	1999
Series 15	68	68	68
Series 16	64	64	64
Series 17	49	49	49
Series 18	34	34	34
Series 19	26	26	26
	241	241	241

Under the terms of the fund’s investment in each operating limited partnership, the fund is required to make capital contributions to the operating limited partnerships.  These contributions are payable in installments over several years upon each operating limited partnership achieving specified levels of construction and/or operations.

The contributions payable to operating limited partnerships at March 31, 2001 and 2000 by series are as follows:

	2001	2000
Series 15	$16,206	$32,922
Series 16	138,506	140,006
Series 17	1,186,768	1,206,768
Series 18	18,554	18,554
Series 19	24,000	34,000
	$1,384,034	$1,432,250

The fund’s investments in operating limited partnerships at March 31, 2001 are summarized as follows:

	Total	Series 15	Series 16
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$161,375,478	$28,896,708	$40,188,710

Acquisition costs of operating limited partnerships	19,334,149	2,988,162	4,460,782

Syndication costs from operating limited partnerships	(56,632)	-	-

Cumulative cash flows from operating limited partnerships	(533,727)	(14,627)	(271,885)

Impairment loss in investment in operating limited partnerships	(717,227)	-	(717,227)

Cumulative losses from operating limited partnerships	(94,082,183)	(21,252,458)	(23,166,403)

Investment in operating limited partnerships per balance sheets	85,319,858	10,617,785	20,493,977

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A)	(2,012,398)	(905,117)	(164,117)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A)	(3,651,382)	(399,087)	(788,200)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A)	2,827,341	472,214	631,571

	Total	Series 15	Series 16

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A)	(5,203,353)	(2,916,941)	(1,360,811)

The fund has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A)	766,850	180,309	151,497

Impairment loss in investment in operating limited partnerships	717,227	-	717,227

Other	182,475	572	103,539

Equity per operating limited partnerships’ combined financial statements	$78,946,618	$7,049,735	$19,784,683

The fund’s investments in operating limited partnerships at March 31, 2001 are summarized as follows:

	Series 17	Series 18	Series 19
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$36,357,883	$26,416,737	$29,515,440

Acquisition costs of operating limited partnerships	4,564,870	3,587,531	3,732,804

Syndication costs from operating limited partnerships	-	(56,632)	-

Cumulative cash flows from operating limited partnerships	(63,074)	(75,443)	(108,698)

Impairment loss in investment in operating limited partnerships	-	-	-

Cumulative losses from operating limited partnerships	(21,375,904)	(15,294,121)	(12,993,297)

Investment in operating limited partnerships per balance sheets	19,483,775	14,578,072	20,146,249

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2001 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 2000 (see note A)	(794,389)	(61,783)	(86,992)

The fund has recorded acquisition costs at March 31, 2001 which have not been recorded in the net assets of the operating limited partnerships (see note A)	(1,441,971)	(387,564)	(634,560)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2001 which the operating limited partnerships have not included in their capital as of December 31, 2000 due to different year ends (see note A)	752,440	617,683	353,433

	Series 17	Series 18	Series 19

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A)	(512,357)	(338,236)	(75,008)

The fund has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A)	59,201	105,595	270,248

Impairment loss in investment in operating limited partnerships	-	-	-

Other	(12,882)	88,504	2,742

Equity per operating limited partnerships’ combined financial statements	$17,533,817	$14,602,271	$19,976,112

The fund’s investment in operating limited partnerships at March 31, 2000 are summarized as follows:

	Total	Series 15	Series 16
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$161,393,279	$28,914,509	$40,188,710

Acquisition costs of operating limited partnerships	19,334,149	2,988,162	4,460,782

Syndication costs from operating limited partnerships	(56,632)	-	-

Cumulative cash flows from operating limited partnerships	(438,878)	(14,614)	(217,434)

Impairment loss in investment in operating limited partnerships	(345,986)	-	(345,986)

Cumulative losses from operating limited partnerships	(83,510,977)	(19,594,331)	(20,152,296)

Investment in operating limited partnerships per balance sheets	96,374,955	12,293,726	23,933,776

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A)	(2,436,846)	(1,033,765)	(182,371)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A)	(3,680,235)	(399,087)	(788,200)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A)	2,827,341	472,214	631,571

	Total	Series 15	Series 16

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A)	(2,924,972)	(1,718,388)	(797,247)

The fund has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A)	1,146,914	287,627	153,941

Impairment loss in investment in operating limited partnerships	345,986	-	345,986

Other	190,888	7,013	(86,516)

Equity per operating limited partnerships’ combined financial statements	$91,844,031	$9,909,340	$23,210,940

The fund’s investments in operating limited partnerships at March 31, 2000 are summarized as follows:

	Series 17	Series 18	Series 19
Capital contributions paid and to be paid to operating limited partnerships, net of tax credit adjusters	$36,357,883	$26,416,737	$29,515,440

Acquisition costs of operating limited partnerships	4,564,870	3,587,531	3,732,804

Syndication costs from operating limited partnerships	-	(56,632)	-

Cumulative cash flows from operating limited partnerships	(60,168)	(38,291)	(108,371)

Impairment loss in investment in operating limited partnerships	-	-	-

Cumulative losses from operating limited partnerships	(19,201,568)	(13,259,201)	(11,303,581)

Investment in operating limited partnerships per balance sheets	21,661,017	16,650,144	21,836,292

The fund has recorded capital contributions to the operating limited partnerships during the year ended March 31, 2000 which have not been included in the partnership’s capital account included in the operating limited partnerships’ financial statements as of December 31, 1999 (see note A)	(1,029,507)	(76,233)	(114,970)

The fund has recorded acquisition costs at March 31, 2000 which have not been recorded in the net assets of the operating limited partnerships (see note A)	(1,470,824)	(387,564)	(634,560)

Cumulative losses from operating limited partnerships for the three months ended March 31, 2000 which the operating limited partnerships have not included in their capital as of December 31, 1999 due to different year ends (see note A)	752,440	617,683	353,433

	Series 17	Series 18	Series 19

Equity in loss of operating limited partnerships not recognizable under the equity method of accounting (see note A)	(142,642)	(241,270)	(25,425)

The fund has recorded low-income housing tax credit adjusters not recorded by operating limited partnerships (see note A)	325,636	109,462	270,248

Impairment loss in investment in operating limited partnerships	-	-	-

Other	125,784	93,102	51,505

Equity per operating limited partnerships’ combined financial statements	$20,221,904	$16,765,324	$21,736,523

The combined summarized balance sheets of the operating limited partnerships at December 31, 2000 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 15	Series 16
ASSETS

Buildings and improvements, net of accumulated depreciation	$451,732,400	$92,750,930	$102,385,142

Land	28,123,731	6,103,309	5,120,755

Other assets	33,886,174	7,681,150	8,870,530

	$513,742,305	$106,535,389	$116,376,427

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$358,461,152	$83,931,095	$82,669,983

Accounts payable and accrued expenses	17,628,324	2,870,572	5,745,620

Other liabilities	31,839,449	4,841,121	4,159,815

	407,928,925	91,642,788	92,575,418
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund III L.P.	78,946,618	7,049,735	19,784,683
Other partners	26,866,762	7,842,866	4,016,326

	105,813,380	14,892,601	23,801,009

	$513,742,305	$106,535,389	$116,376,427

The combined summarized balance sheets of the operating limited partnerships at December 31, 2000 are as follows:

	Series 17	Series 18	Series 19
ASSETS

Buildings and improvements, net of accumulated depreciation	$119,135,004	$61,425,392	$76,035,932

Land	7,700,365	3,357,967	5,841,335

Other assets	7,864,629	4,880,926	4,588,939

	$134,699,998	$69,664,285	$86,466,206

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$91,002,642	$46,170,686	$54,686,746

Accounts payable and accrued expenses	4,810,251	2,487,863	1,714,018

Other liabilities	12,705,087	3,868,230	6,265,196

	108,517,980	52,526,779	62,665,960
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund III L.P.	17,533,817	14,602,271	19,976,112
Other partners	8,648,201	2,535,235	3,824,134

	26,182,018	17,137,506	23,800,246

	$134,699,998	$69,664,285	$86,466,206

The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 are as follows:

COMBINED SUMMARIZED BALANCE SHEETS

	Total	Series 15	Series 16
ASSETS

Buildings and improvements, net of accumulated depreciation	$469,862,922	$96,662,668	$106,798,098

Land	28,123,731	6,103,309	5,120,755

Other assets	31,753,838	7,157,574	8,398,992

	$529,740,491	$109,923,551	$120,317,845

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$362,300,260	$84,308,708	$83,448,571

Accounts payable and accrued expenses	15,658,165	2,723,409	5,256,217

Other liabilities	30,616,529	4,486,894	4,011,853

	408,574,954	91,519,011	92,716,641
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund III L.P.	91,844,031	9,909,340	23,210,940
Other partners	29,321,506	8,495,200	4,390,264

	121,165,537	18,404,540	27,601,204

	$529,740,491	$109,923,551	$120,317,845

The combined summarized balance sheets of the operating limited partnerships at December 31, 1999 are as follows:
	Series 17	Series 18	Series 19
ASSETS

Buildings and improvements, net of accumulated depreciation	$123,770,081	$63,982,485	$78,649,590

Land	7,700,365	3,357,967	5,841,335

Other assets	7,385,638	4,507,571	4,304,063

	$138,856,084	$71,848,023	$88,794,988

LIABILITIES AND PARTNERS’ CAPITAL

Mortgages and construction loans payable	$93,099,741	$46,314,219	$55,129,021

Accounts payable and accrued expenses	4,431,890	1,998,671	1,247,978

Other liabilities	12,016,332	3,780,501	6,320,949

	109,547,963	52,093,391	62,697,948
PARTNERS’ CAPITAL
Boston Capital Tax Credit Fund III L.P.	20,221,904	16,765,324	21,736,523
Other partners	9,086,217	2,989,308	4,360,517

	29,308,121	19,754,632	26,097,040

	$138,856,084	$71,848,023	$88,794,988

The combined summarized statements of operations of the operating limited partnerships at December 31, 2000 are as follows:

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
	Total	Series 15	Series 16
Revenue
Rental	$59,386,515	$13,228,330	$12,550,905
Interest and other	4,653,549	436,003	1,456,058

	64,040,064	13,664,333	14,006,963
Expenses
Interest	20,978,935	4,569,285	4,361,412
Depreciation and amortization	19,928,722	4,204,744	4,738,610
Taxes and insurance	7,338,585	1,600,529	1,589,277
Repairs and maintenance	10,861,942	2,299,942	2,551,093
Operating expenses	18,284,584	4,161,568	3,927,864
Other expenses	1,572,347	336,108	480,660

	78,965,115	17,172,176	17,648,916

NET LOSS	$(14,925,051)	$(3,507,843)	$(3,641,953)

Net loss allocated to Boston Capital Tax Credit Fund III L.P.*	$(12,849,585)	$(2,856,681)	$(3,577,670)

Net loss allocated to other partners	$(2,075,466)	$(651,162)	$(64,283)

*	Amounts include $1,198,554, $563,563, $369,716, $96,966 and $49,580 for Series 15, Series 16, Series 17, Series 18 and Series 19, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 2000 are as follows:

	Series 17	Series 18	Series 19
Revenue
Rental	$15,510,128	$7,193,941	$10,903,211
Interest and other	1,763,353	567,778	430,357

	17,273,481	7,761,719	11,333,568
Expenses
Interest	5,406,496	2,679,903	3,961,839
Depreciation and amortization	5,018,052	2,792,642	3,174,674
Taxes and insurance	1,696,526	937,821	1,514,432
Repairs and maintenance	3,100,413	1,429,362	1,481,132
Operating expenses	4,763,152	2,267,277	3,164,723
Other expenses	423,020	161,449	171,110

	20,407,659	10,268,454	13,467,910

NET LOSS	$(3,134,178)	$(2,506,735)	$(2,134,342)

Net loss allocated to Boston Capital Tax Credit Fund III L.P.*	$(2,544,052)	$(2,131,886)	$(1,739,296)

Net loss allocated to other partners	$(590,126)	$(374,849)	$(395,046)

*	Amounts include $1,198,554, $563,563, $369,716, $96,966 and $49,580 for Series 15, Series 16, Series 17, Series 18 and Series 19, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 1999 are as follows:

	Total	Series 15	Series 16
Revenue
Rental	$57,513,717	$12,759,430	$12,361,794
Interest and other	3,844,480	400,228	1,524,626

	61,358,197	13,159,658	13,886,420
Expenses
Interest	22,303,977	4,608,190	4,687,856
Depreciation and amortization	20,166,671	4,381,086	4,765,286
Taxes and insurance	7,108,064	1,507,739	1,582,391
Repairs and maintenance	10,150,882	2,082,436	2,470,168
Operating expenses	17,091,605	3,940,527	3,633,133
Other expenses	1,624,887	324,919	481,365

	78,446,086	16,844,897	17,620,199

NET LOSS	$(17,087,889)	$(3,685,239)	$(3,733,779)

Net loss allocated to Boston Capital Tax Credit Fund III L.P.*	$(13,387,859)	$(2,755,859)	$(3,702,403)

Net loss allocated to other partners	$(3,700,030)	$(929,380)	$(31,376)

*	Amounts include $908,196, $567,031, $124,204, $108,388 and $25,425 for Series 15, Series 16, Series 17, Series 18 and Series 19, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 1999 are as follows:

	Series 17	Series 18	Series 19
Revenue
Rental	$14,873,162	$6,912,114	$10,607,217
Interest and other	952,358	557,839	409,429

	15,825,520	7,469,953	11,016,646
Expenses
Interest	6,308,999	2,716,230	3,982,702
Depreciation and amortization	5,004,953	2,847,749	3,167,597
Taxes and insurance	1,683,630	896,292	1,438,012
Repairs and maintenance	2,953,925	1,394,818	1,249,535
Operating expenses	4,415,118	2,065,380	3,037,447
Other expenses	462,872	186,380	169,351

	20,829,497	10,106,849	13,044,644

NET LOSS	$(5,003,977)	$(2,636,896)	$(2,027,998)

Net loss allocated to Boston Capital Tax Credit Fund III L.P.*	$(3,059,100)	$(2,272,514)	$(1,597,983)

Net loss allocated to other partners	$(1,944,877)	$(364,382)	$(430,015)

*	Amounts include $908,196, $567,031, $124,204, $108,388 and $25,425 for Series 15, Series 16, Series 17, Series 18 and Series 19, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 1998 are as follows:

	Total	Series 15	Series 16
Revenue
Rental	$56,460,857	$12,261,092	$12,467,879
Interest and other	3,841,453	611,387	1,012,995

	60,302,310	12,872,479	13,480,874
Expenses
Interest	22,318,349	4,646,024	4,424,705
Depreciation and amortization	20,581,408	4,559,945	4,764,210
Taxes and insurance	7,063,014	1,547,532	1,604,273
Repairs and maintenance	9,155,230	2,087,640	2,100,061
Operating expenses	16,589,281	3,700,210	3,644,716
Other expenses	1,655,027	365,928	360,352

	77,362,309	16,907,279	16,898,317

NET LOSS	$(17,059,999)	$(4,034,800)	$(3,417,443)

Net loss allocated to Boston Capital Tax Credit Fund III L.P.*	$(13,000,006)	$(2,672,260)	$(3,362,488)

Net loss allocated to other partners	$(4,059,993)	$(1,362,540)	$(54,955)

*	Amounts include $576,506, $194,119, $18,438 and $89,512 for Series 15, Series 16, Series 17 and Series 18, respectively, of loss not recognized under the equity method of accounting as described in note A.

The combined summarized statements of operations of the operating limited partnerships at December 31, 1998 are as follows:

	Series 17	Series 18	Series 19
Revenue
Rental	$14,486,904	$6,706,086	$10,538,896
Interest and other	1,040,774	745,153	431,144

	15,527,678	7,451,239	10,970,040
Expenses
Interest	6,201,926	2,704,948	4,340,746
Depreciation and amortization	5,179,750	2,898,299	3,179,204
Taxes and insurance	1,646,905	837,099	1,427,205
Repairs and maintenance	2,547,323	1,258,927	1,161,279
Operating expenses	4,226,997	2,089,928	2,927,430
Other expenses	605,134	196,489	127,124

	20,408,035	9,985,690	13,162,988

NET LOSS	$(4,880,357)	$(2,534,451)	$(2,192,948)

Net loss allocated to Boston Capital Tax Credit Fund III L.P.*	$(2,983,296)	$(2,163,421)	$(1,818,541)

Net loss allocated to other partners	$(1,897,061)	$(371,030)	$(374,407)

*	Amounts include $576,506, $194,119, $18,438 and $89,512 for Series 15, Series 16, Series 17 and Series 18, respectively, of loss not recognized under the equity method of accounting as described in note A.

NOTE E - NOTES RECEIVABLE

Notes receivable at March 31, 2001 and 2000 consist of advance installments of capital contributions to operating limited partnerships.  The notes at March 31, 2001 and 2000 are comprised of noninterest bearing and interest bearing notes with rates ranging from 3.66% to prime plus 3%.  Prime was 8.00% and 9.00% as of March 31, 2001 and 2000, respectively.  The notes receivable will be converted to capital or repaid upon demand and are deemed to be short term in nature.  Therefore, the carrying value of the notes receivable is deemed to approximate fair value.  The notes at March 31, 2001 and 2000 by series are as follows:
	2001	2000
Series 15	$-	$32,170
Series 16	-	-
Series 17	1,309,982	1,332,152
Series 18	-	-
Series 19	-	-
	$1,309,982	$1,364,322

NOTE F - OTHER ASSETS

Other assets include cash held by an escrow agent at March 31, 2001 and 2000.  The cash held for the series at March 31, 2001 and 2000 represents capital contributions to be released to the operating limited partnerships when certain criteria are met.  The escrows held at March 31, 2001 and 2000 by series are as follows:
	2001	2000
Series 15	$-	$-
Series 16	-	-
Series 17	15,097	15,097
Series 18	-	-
Series 19	-	-
	$15,097	$15,097

In addition, other assets include cash advanced to operating limited partnerships at March 31, 2001 and 2000, some of which are to be applied to capital contributions payable when certain criteria have been met.  The advances at March 31, 2001 and 2000 by series are as follows:
	2001	2000
Series 15	$735,602	$799,602
Series 16	110,861	110,861
Series 17	1,949,544	1,838,343
Series 18	50,527	20,527
Series 19	-	-
	$2,846,534	$2,769,333

NOTE G - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO INCOME TAX RETURN

For income tax purposes, the fund reports using a December 31, year-end.  The fund’s net loss for financial reporting and tax return purposes for the year ended March 31, 2001 is reconciled as follows:
	Total	Series 15	Series 16
Net loss for financial reporting purposes	$(13,410,357)	$(2,173,076)	$(4,051,174)

Operating limited partnership rents received in advances	(19,011)	(1,086)	(15,570)

Fund management fees not deducted for tax purposes	1,647,028	548,052	291,980

Other	298,545	299,526	260,960

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(2,282,230)	(1,198,553)	(563,564)

Impairment loss in investment in operating limited partnership not deductible for tax purposes	371,241	-	371,241

Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,610,404)	(355,421)	(276,890)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(415,351)	(24,003)	10,929

Loss for tax return purposes, year ended December 31, 2000	$(15,420,539)	$(2,904,561)	$(3,972,088)

For income tax purposes, the fund reports using a December 31, year-end. The fund’s net loss for financial reporting and tax return purposes for the year ended March 31, 2001 is reconciled as follows:

	Series 17	Series 18	Series 19

Net loss for financial reporting purposes	$(2,737,952)	$(2,418,073)	$(2,030,082)

Operating limited partnership rents received in advances	(4,147)	(18,003)	19,795

Fund management fees not deducted for tax purposes	563,700	231,948	11,348

Other	(414,410)	112,670	39,799

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(369,715)	(96,966)	(53,432)

Impairment loss in investment in operating limited partnership not deductible for tax purposes	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(491,634)	(183,057)	(303,402)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(3,486)	(55,137)	(343,654)

Loss for tax return purposes, year ended December 31, 2000	$(3,457,644)	$(2,426,618)	$(2,659,628)

For income tax purposes, the fund reports using a December 31, year-end. The fund’s net loss for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

	Total	Series 15	Series 16

Net loss for financial reporting purposes	$(14,094,899)	$(2,377,728)	$(3,778,362)

Operating limited partnership rents received in advance	30,092	15,553	1,886

Fund management fees not deducted for tax purposes	2,023,696	548,052	391,980

Other	696,723	11,615	342,247

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(1,727,593)	(908,196)	(567,031)

Impairment loss in investment in operating limited partnership not deductible for tax purposes	345,986	-	345,986

Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,643,788)	(372,569)	(311,001)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(368,431)	4,412	(296,053)

Loss for tax return purposes, year ended December 31, 1999	$(14,738,214)	$(3,078,861)	$(3,870,348)

For income tax purposes, the fund reports using a December 31, year-end. The fund’s net loss for financial reporting and tax return purposes for the year ended March 31, 2000 is reconciled as follows:

	Series 17	Series 18	Series 19

Net loss for financial reporting purposes	$(3,514,263)	$(2,551,151)	$(1,873,395)

Operating limited partnership rents received in advance	7,621	3,251	1,781

Fund management fees not deducted for tax purposes	565,368	306,948	211,348

Other	194,641	127,670	20,550

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(124,204)	(102,737)	(25,425)

Impairment loss in investment in operating limited partnership not deductible for tax purposes	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(458,329)	(201,324)	(300,565)

Difference due to fiscal year for book purposes and calendar year for tax purposes	(10,889)	(24,375)	(41,526)

Loss for tax return purposes, year ended December 31, 1999	$(3,340,055)	$(2,441,718)	$(2,007,232)

For income tax purposes, the fund reports using a December 31, year-end. The fund’s net loss for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:

	Total	Series 15	Series 16

Net loss for financial reporting purposes	$(14,955,518)	$(2,499,987)	$(4,159,567)

Operating limited partnership rents received in advance	(13,098)	(2,319)	(1,763)

Fund management fees not deducted for tax purposes	2,123,696	548,052	491,980

Other	(202,731)	(182,035)	(28,588)

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(878,576)	(576,506)	(194,120)

Impairment loss in investment in operating limited partnership not deductible for tax purposes	345,986	-	345,986

Excess of tax depreciation over book depreciation on operating limited partnership assets	(1,535,529)	(313,779)	(268,029)

Difference due to fiscal year for book purposes and calendar year for tax purposes	64,574	(5,681)	(1,187)

Loss for tax return purposes, year ended December 31, 1998	$(15,051,196)	$(3,032,255)	$(3,815,288)

For income tax purposes, the fund reports using a December 31, year-end. The fund’s net loss for financial reporting and tax return purposes for the year ended March 31, 1999 is reconciled as follows:

	Series 17	Series 18	Series 19

Net loss for financial reporting purposes	$(3,604,679)	$(2,491,271)	$(2,200,014)

Operating limited partnership rents received in advance	7,572	(7,785)	(8,803)

Fund management fees not deducted for tax purposes	565,368	306,948	211,348

Other	190,811	(183,994)	1,075

Operating limited partnership losses not recognized for financial reporting purposes under equity method of accounting	(18,438)	(89,512)	-

Impairment loss in investment in operating limited partnership not deductible for tax purposes	-	-	-

Excess of tax depreciation over book depreciation on operating limited partnership assets	(464,406)	(162,365)	(326,950)

Difference due to fiscal year for book purposes and calendar year for tax purposes	37,455	(5,047)	39,034

Loss for tax return purposes, year ended December 31, 1998	$(3,286,317)	$(2,633,026)	$(2,284,310)

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2001, the differences are as follows:

	Total	Series 15	Series 16

Investment in operating limited partnerships - tax return December 31, 2000	$67,866,291	$6,139,521	$16,792,522

Estimated share of loss for the three months ended March 31, 2001	(2,827,341)	(472,214)	(631,571)

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	5,202,723	2,916,941	1,360,181

Impairment loss in investment in operating limited partnerships	(717,227)	-	(717,227)

Historic tax credits	5,333,539	1,852,569	-

Other	10,461,873	180,968	3,690,072

Investment in operating limited partnerships - as reported	$85,319,858	$10,617,785	$20,493,977

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2001, the differences are as follows:

	Series 17	Series 18	Series 19

Investment in operating limited partnerships - tax return December 31, 2000	$15,578,902	$11,572,156	$17,783,190

Estimated share of loss for the three months ended March 31, 2001	(752,440)	(617,683)	(353,433)

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	512,357	338,236	75,008

Impairment loss in investment in operating limited partnerships	-	-	-

Historic tax credits	1,100,310	2,062,333	318,327

Other	3,044,646	1,223,030	2,323,157

Investment in operating limited partnerships - as reported	$19,483,775	$14,578,072	$20,146,249

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

	Total	Series 15	Series 16

Investment in operating limited partnerships - tax return December 31, 1999	$82,472,728	$9,104,697	$20,501,370

Estimated share of loss for the three months ended March 31, 2000	(2,827,341)	(472,214)	(631,571)

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	2,924,972	1,718,388	797,247

Impairment loss in investment in operating limited partnerships	(345,986)	-	(345,986)

Historic tax credits	5,333,539	1,852,569	-

Other	8,817,043	90,286	3,612,716

Investment in operating limited partnerships - as reported	$96,374,955	$12,293,726	$23,933,776

The differences between the investments in operating limited partnerships for tax purposes and financial statements purposes are primarily due to the differences in the losses not recognized under the equity method of accounting and the historic tax credits taken for income tax purposes. At March 31, 2000, the differences are as follows:

	Series 17	Series 18	Series 19

Investment in operating limited partnerships - tax return December 31, 1999	$19,208,491	$13,823,454	$19,834,716

Estimated share of loss for the three months ended March 31, 2000	(752,440)	(617,683)	(353,433)

Add back operating limited partnership losses not recognized for financial reporting purposes under the equity method	142,642	241,270	25,425

Impairment loss in investment in operating limited partnerships	-	-	-

Historic tax credits	1,100,310	2,062,333	318,327

Other	1,962,014	1,140,770	2,011,257

Investment in operating limited partnerships - as reported	$21,661,017	$16,650,144	$21,836,292

NOTE H - CASH EQUIVALENTS

On March 31, 2001 and 2000, Boston Capital Tax Credit Fund III L.P. purchased $1,000,000 and $1,650,000 of securities under agreements to resell on April 2, 2001 and April 3, 2000, respectively.  Interest is earned at rates ranging from 1.95% to 4.35% per annum.

Additionally, cash equivalents of $1,076,844 and $99,705 as of March 31, 2001 and 2000, respectively, include certificates of deposit and money market accounts with interest rates ranging from 1.95% to 2.07% per annum.

NOTE I - CONTINGENCY

Glen Place Apartments, an operating limited partnership, is in receipt of a 60-day letter issued by the IRS stating that the operating partnership has not met certain IRC Section 42 requirements.  The finding was the result of an IRS audit of the operating partnership’s tenant files.  The IRS has proposed an adjustment that would disallow the operating partnership from utilizing certain past or future credits.  The Operating General Partner is in the process of filing an appeal to the finding of the IRS, and does not anticipate an outcome that will have a material adverse effect on the financial statements.  Accordingly, no adjustment has been made in accompanying financial statements.

Partners

April Gardens Apartments III Limited Partnership

San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of April Gardens Apartments III Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of April Gardens III Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2001 on our consideration of the Partnership's internal control structure and a report dated February 14, 2001 on its compliance with laws, regulations, contracts, loan covenants and agreements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2000 and 1999, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 2000 and 1999, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 2000 and 1999, taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Autumnwood Limited Partnership

1 have audited the accompanying balance sheets of Autumnwood Limited Partnership as of December 31,2000 and 1999 and the related statements of income, partners capital, and cash flows for the years then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autumnwood Limited Partnership, as of December 31,2000 and 1999 and the results of its operations and its cash flow/hr the years then ended in conformity with generally accepted accounting principles.

In accordance with government auditing standards, I have also issued reports dated March 6, 2001 on my consideration of Autumnwood Limited Partnership's internal control and on its compliance with laws and regulations.

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

INDEPENDENT AUDITOR' S REPORT

To the Partners

Beckwood Manor Eight Limited Partnership

We have audited the accompanying balance sheets of Beckwood Manor Eight Limited Partnership, RD Project No. 03-009-0710677267 (the Partnership), as of December 31, 2000 and 1999, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beckwood Manor Eight Limited Partnership as of December 31, 2000 and 1999, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 12, 2001 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners

Buena Vista Apartments, Phase II, A Limited Partnership

Columbia, South Carolina

We have audited the accompanying balance sheets of Buena Vista Apartments, Phase II, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buena Vista Apartments, Phase II, A Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Independent Auditors' Report

To the Partners of

Curwensville House Associates

(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheets of Curwensville House Associates (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curwensville House Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Graham Housing Associates Limited Partnership

Raleigh, North Carolina

We have audited the accompanying balance sheets of Graham Housing Associates Limited Partnership, as of December 31, 2000 and 1999 and the related statements of operations and changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Graham Housing Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and the changes in partners' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditinq Standards, we have also issued reports dated February 7, 2001 on our consideration of Graham Housing Associates Limited Partnership's internal control structure, compliance with specific requirements applicable to Major HOME-assisted Programs and compliance with specific requirements applicable to Affirmative Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

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

Independent Auditors' Report

To the Partners of

Grantsville Associates Limited Partnership

DBA Meadow View Apartments

Gaithersburg, MD

We have audited the accompanying balance sheet of Grantsville Associates Limited Partnership (a limited partnership), DBA Meadow View Apartments, Case No. 24-012-521702442, as of December 31, 2000, and the related income statement, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Grantsville Associates Limited Partnership as of December 3 l, 1999, were audited by other auditors whose report dated March 5, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grantsville Associates Limited Partnership, DBA Meadow View Apartments, Case No. 24-012-521702442, at December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2001, on our consideration of Grantsville Associates Limited Partnership's internal control and a report dated January 29, 200l, on its compliance with specific requirements applicable to Rural Housing Service Programs.

INDEPENDENT AUDITORS' REPORT

The Partners

The Hearthside II Limited Dividend

Housing Association Limited Partnership

We have audited the accompanying balance sheets of The Hearthside II Limited Dividend Housing Association Limited Partnership (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Hearthside II Limited Dividend Housing Association Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners

Laurelwood Apartments, Phase II, A Limited Partnership

Columbia, South Carolina

We have audited the accompanying balance sheets of Laurelwood Apartments, Phase TI, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laurelwood Apartments, Phase II, A Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

To the Partners

Madison Partners Limited Partnership

We have audited the accompanying balance sheets of Madison Partners Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Partners Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

P.D.C. Fifty Five Limited Partnership

We have audited the accompanying balance sheets of P.D.C. Fifty Five Limited Partnership, RD Project No. 03-052-710665737 (the Partnership), as of December 31, 2000 and 1999, and the related statements of profit (loss), changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P.D.C. Fifty Five Limited Partnership as of December 31, 2000 and 1999, and its results of operations, changes in partners' equity (deficit), and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 12, 2001 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Independent Auditors' Report

To the Partners

Rio Mimbres II, Ltd.

and USDA Rural Development

We have audited the accompanying balance sheets of Rio Mimbres II, Ltd. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Mimbres II, Ltd. as of December 31, 2000 and 1999, and the results of its operations and the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001, on our consideration of Rio Mimbres II, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards, and should be read in conjunction with this report in understanding the results of our audit.

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

Independent Auditor's Report

To the Partners

University Meadows Limited Dividend

Housing Association Limited Partnership

We have audited the accompanying balance sheet of University Meadows Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 889, as of December 31, 2000 and 1999, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Meadows Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 889, as of December 31, 2000 and 1999, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2001 on our consideration of University Meadows Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

INDEPENDENT AUDITORS' REPORT

To the Partners of

Virgn del Pozo Limited Partnership

We have audited the accompanying statements of financial position of Virgen del Pozo Limited Partnership, (RRH - 515 Project No, 63-016-660477485) ("the Partnership') as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of Partnership's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audit in accordance with auditing standards generally accepted in thc United States of America, and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in thc financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virgen del Pozo Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information as referred to listed in the table of contents, is presented for the purpose of additional analysis and is not a required part of thc basic financial statements. This additional information is the responsibility of the partnership's management. Such additional information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, and regulations issued by Rural Development we have also issued a report dated January 31, 2001 on our consideration of the Partnership's internal control and on its compliance with specific requirements applicable to Rural Development programs, fair housing and non-discrimination.

Partners

Villa del Mar Limited Partnership

San Juan, Puerto Rico

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS

We have audited the accompanying balance sheets of Villa del Mar Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for tile years then ended. These financial statements are tile responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States, and the US Department of Agriculture, Farmers Home Administration Audit Program Handbook, issued in December 1989. Those standards and the audit program require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Villa del Mar Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 14, 2001, on our consideration of the Partnership's internal control structure and a report dated February 14, 2001, on its compliance with laws, regulations, contracts, loan covenants and agreements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were made for the purpose of forming an opinion on the basic financial statements for the years ended December 31, 2000 and 1999, taken as a whole. The accompanying schedules of administrative, utilities, maintenance, taxes, insurance and interest expenses are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for the years ended December 31, 2000 and 1999, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements for the years ended December 31, 2000 and 1999, taken as a whole.

Independent Auditors' Report

To the Partners of

Westernport Associates Limited Partnership

DBA Hammond Heights Apartments

Gaithersburg, Maryland

We have audited the accompanying balance sheet of Westernport Associates Limited Partnership (a limited partnership), DBA Hammond Heights Apartments, Case No. 24-001-521701023, as of December 31, 2000, and thc related income statement, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Westernport Associates Limited Partnership as of December 31, 1999, were audited by other auditors whose report dated March 1, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration "Audit Program" issued in December 1989. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westernport Associates Limited Partnership, DBA Hammond Heights Apartments, Case No. 24-001-521701023, at December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 2001, on our consideration of Westernport Associates Limited Partnership's internal control and a report dated January 10, 2001, on its compliance with specific requirements applicable to Rural Housing Service Programs.

INDEPENDENT AUDITORS' REPORT

To the Partners

1413 Leavenworth Historic

Limited Partnership

Omaha, Nebraska

We have audited the accompanying balance sheets of 1413 Leavenworth Historic Limited Partnership (a Nebraska limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1413 Leavenworth Historic Limited Partnership at December 31, 2000 and 1999 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners

Canterfield Manor of Denmark, A Limited Partnership

Columbia, South Carolina

We have audited the accompanying balance sheets of Canterfield Manor of Denmark, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canterfield Manor of Denmark, A Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

To the Partners

Cass Partners Limited Partnership

We have audited the accompanying balance sheets of Cass Partners Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signilicant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cass Partners Limited Partnership as of December 3 l, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows fbr the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditors' Report

To the Partners of

Clymer Park Associates Limited Partnership (A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheets of Clymer Park Associates Limited Partnership (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clymer Park Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

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

Independent Auditor's Report

To the Partners

Cumberland Wood Associates of Middlesboro, KY, Ltd.

Charlotte, North Carolina

We have audited the accompanying balance sheets of Cumberland Wood Associates of Middlesboro, KY, Ltd. (a Kentucky limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express all opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Wood Associates of Middlesboro, KY, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated January 31, 2001, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Deer Run Limited Partnership

Kittreil, North Carolina

We have audited the accompanying balance sheets of Deer Run Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Deer Run Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners

Holly Tree Manor of Holly Hill, A Limited Partnership

Columbia, South Carolina

We have audited the accompanying balance sheets of Holly Tree Manor of Holly Hill, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Holly Tree Manor of Holly Hill, A Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Independent Auditor's Report

To the Partners

Lawrenceville Manor Limited Partnership

I have audited the accompanying balance sheets of Lawrenceville Manor Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, thc financial position of Lawrenceville Manor Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' deficit, and its cash flows, for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19,2001 on my consideration of Lawrenceville Manor Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

INDEPENDENTAUDITORS'REPORT

To the Partners

Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II Madison, Wisconsin

We have audited the accompanying balance sheets of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31, 2000 and 1999 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information provided, as identified in the table of contents, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Independent Auditor's Report

To the Partners

Meadows of Southgate Limited Dividend

Housing Association Limited Partnership

We have audited the accompanying balance sheet of Meadows of Southgate Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadows of Southgate Limited Dividend Housing Association Limited Partnership, for the years ended December 31, 2000 and 1999, and the results of its operations, partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

To the Partners

Riviera Apts., Ltd.

Boston, Massachusetts

We have audited the accompanying Balance Sheets of Riviera Apts., Ltd. (a Florida Limited Partnership), as of December 31, 2000 and 1999, and the related Statements of Income, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the management of Riviera Apts., Ltd. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riviera Apts., Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

.

INDEPENDENT ACCOUNTANTS' REPORT

To the Partners

West End Manor Apartments, A Limited Partnership

Columbia, South Carolina

We have audited the accompanying balance sheets of West End Manor Apartments, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West End Manor Apartments, A Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Independent Auditor's Report

To the Partners

St. Croix Commons Limited Partnership

We have audited the accompanying balance sheets of St. Croix Commons Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of St. Croix Commons Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

Vista Linda Apartments Limited Partnership

I have audited the accompanying balance sheet of Vista Linda Apartments Limited Partnership, Rural Development Project No.: 63-016-0660472028, as of December 31, 2000, and the related statement of operations, changes in partners' equity (deficit), and cash flows Ii-ir the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing thc accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for nay opinion,

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Linda Apartments Limited Partnership, as of December 31, 2000, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with generally accepted accounting principles.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 22 thru 23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to thc auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners

Aspen Ridge Apartments

Limited Partnership

Omaha, Nebraska

We have audited the accompanying balance sheets of Aspen Ridge Apartments Limited Partnership (a Nebraska limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspen Ridge Apartments Limited Partnership at December 31, 2000 and 1999 and the results of its operations, changes in partners' capital accounts and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners

Brewer Street Apartments Limited Partnership

Winston-Salem, North Carolina

We have audited the accompanying balance sheets of Brewer Street Apartments Limited Partnership as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brewer Street Apartments Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Briarwood of Dekalb, L.P

(A Limited Partnership)

We have audited the accompanying balance sheets of Briarwood of Dekalb, L.P. (a limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briarwood of Dekalb, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing, we have also issued a report dated February 12, 2001, on our consideration of the Partnership's internal control structure, on its compliance with specific requirements applicable to Affirmative Fair l lousing, and on its compliance with laws and regulations.

INDEPENDENT AUDITORS' REPORT

To The Partners

CAIRO HOUSING COMPANY I

East Syracuse, New York

We have audited the accompanying balance sheets of Cairo Housing Company I (a Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cairo Housing Company I as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Cambridge YMCA Affordable Housing, LP as of December 31, 2000, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Cambridge YMCA Affordable Housing, LP management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 1999, were audited by Creelman & Smith, P.C., who merged with Brown & Brown, LLP as of January 1, 2001 and whose report dated January 19, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cambridge YMCA Affordable Housing, LP as of December 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

To the Partners

Crofton Associates I, Limited Partnership

We have audited the accompanying balance sheets of Crofton Associates I, Limited Partnership, FmHA Project No.: 20432443621467587 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to able present fairly, in all material respects, the financial position of Crofton Associates I, Limited Partnership, FmHA Project No.: 20432443621467587 as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2001 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations.

INDEPENDENT AUDITOR'S REPORT

To the Partners

Cypress Point, LP

Naples, Florida

We have audited the accompanying balance sheets of Cypress Point, LP (a Florida limited partnership), as of December 31, 2000 and 1999 and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Gallaway Associates I, Limited Partnership

We have audited the accompanying balance sheets of Gallaway Associates I, Limited Partnership, FmHA Project No.: 48-024-621474763 as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gallaway Associates I, Limited Partnership, FmHA Project No.: 48-024-621474763 as of December 31, 2000 and 1999, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001 on our consideration of the limited partnership's internal control over financial reporting and on its compliance with laws and regulations.

INDEPENDENT AUDITORS' REPORT

To the Partners

Hackley-Barclay Limited Dividend

Housing Association Limited Partnership

We have audited the accompanying balance sheets of Hackley-Barclay Limited Dividend Housing Association Limited Partnership (a Michigan Limited Partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley-Barclay Limited Dividend Housing Association Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 and 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To the Partners

Hickman Associates II, Limited Partnership

We have audited the accompanying balance sheets of Hickman Associates II, Limited Partnership, FmHA Project No.: 20-038-621451228 as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickman Associates II, Limited Partnership, FmHA Project No.: 20-038-621451228 as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners

Lee Terrace Limited Partnership

I have audited the accompanying balance sheets of Lee Terrace Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assistance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referenced to above present fairly, in all material respects, the financial position of Lee Terrace Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, I have also issued my report dated March 19, 2001 on my consideration of Lee Terrace Limited Partnership's internal control over financial reporting and on my tests of its compliance with certain provisions of laws and regulations.

INDEPENDENT ACCOUNTANTS'REPORT

To the Partners

Oakwood Manor of Bennettsville, A Limited Partnership

Columbia, South Carolina

We have audited the accompanying balance sheets of Oakwood Manor of Bennettsville, A Limited Partnership (A South Carolina Limited Partnership), as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakwood Manor of Bennettsville, A Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To The Partners

Mt. Vernon Associates, L.P.

Rochester, New York

We have audited the accompanying balance sheet of Mt. Vernon Associates, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations and partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mt. Vernon Associates, L.P. as of December 31, 2000 and1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITORS' REPORT

March 9, 2001

To the Partners

Midland Housing Limited Partnership

We have audited the accompanying balance sheets of Midland Housing Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Midland Housing Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on tile basic financial statements taken as a whole. The supplemental information on page 13 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

February 1, 2001

To the Partners

Palmetto Properties, Ltd.

We have audited the accompanying basic financial statements of Palmetto Properties, Ltd., as of and for the years ended December 31, 2000 and 1999 as listed in the table of contents. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Palmetto Properties, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

SIXTH STREET PARTNERS LIMITED PARTNERSHIP

We have audited the accompanying balance sheets of Sixth Street Partners Limited Partnership as of December 31, 2000 and 1999 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sixth Street Partners Limited Partnership as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented fol' purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To The Partners

VOORHEESVILLE HOUSING COMPANY I

Voorheesville, New York

We have audited the accompanying balance sheets of Voorheesville Housing Company I (a Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' deficiency and cash flows for the years then ended. These statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voorheesville Housing Company I as of December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

Independent Auditors' Report

To the Partners of

Waynesburg House Associates

(A Pennsylvania Limited Partnership)

We have audited the accompanying balance sheets of Waynesburg House Associates (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Waynesburg House Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2001, on our consideration of the Partnership's internal controls and a report dated March 9, 2001, on its compliance with laws and regulations.

The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

INDEPENDENT AUDITORS' REPORT

To The Partners

White Castle Citizens Partnership, Ltd.

We have audited the accompanying balance sheet of White Castle Senior Citizens Partnership Ltd, RHS Project No.: 22-024-721149468, as of December 31, 2000 and December 31, 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of White Castle Senior Partnership, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated March 15, 2001 on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, and contracts. This report is presented on page 26.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplementary information presented in the Year End Report and Analysis (Form RI-IS 1930-8) Parts I through IH and the Multiple Family Housing Project Budget (Form RI-IS 1930-7) Parts I through V for the year ended December 31, 2000, is presented for purposes of complying with the requirements of Rural Housing Services, and is also not a required part of the basic financial statements. Reports on compliance with laws and regulations and internal control are presented as additional supplemental information on pages 22-26. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

INDEPENDENT AUDITOR'S REPORT

To the Partners of

Chelsea Square Development Limited Partnership

I have audited the accompanying balance sheet of Chelsea Square Development Limited Partnership (A Development Stage and a Massachusetts limited partnership) as of December 31, 2000, and the related statements of operations, changes in partners, capital, and cash flows for the year then ended. These financial statements are the responsibility of the general partner. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chelsea Square Development Limited partnership as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

INDEPENDENT AUDITOR'S REPORT

To The Partners

Evergreen Hills Associates, L.P.

We have audited the accompanying balance sheet of Evergreen Hills Associates, L.P. (a limited partnership) as of December 31, 2000 and 1999, and the related statements of operations and partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evergreen Hills Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Independent Auditor's Report

To the Partners

Glen Place Apartments Limited Partnership

We have audited the accompanying balance sheets of Glen Place Apartments Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Glen Place Apartments Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Independent Auditor's Report

To the Partners

Lakeview Meadows II Limited Dividend

Housing Association Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership), MSHDA Development No. 905, as of December 31, 2000 and 1999, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership, MSHDA Development No. 905, as of December 3 I, 2000 and 1999, and its profit and loss, partners' equity, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 9, 2001 on our consideration of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. The report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

To the Partners

Parvins Limited Partnership

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Parvins Limited Partnership as of December 31, 2000 and December 31, 1999, and the related "Statement of Operations" "Statement of Partners' Equity" and "Statement of Cash Flows" for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parvins Limited Partnership as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

February 23, 2001

To the Partners,

Peach Tree, LLLP

Bethesda, Maryland

We have audited the accompanying balance sheets of Peach Tree, LLLP as of

December 31, 2000 and 1999, and the related statements of income, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peach Tree, LLLP as of December 31, 2000 and 1999, and the results of its operations, changes, in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 23, 2001 on our consideration of Peach Tree, LLLP's internal control and on its compliance with laws and regulations.

To the Partners

Ponderosa Meadows Limited Partnership

We have audited the accompanying balance sheets of Ponderosa Meadows Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ponderosa Meadows Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 2001, on our consideration of Ponderosa Meadows Limited Partnership's internal control structure and a report dated February 6, 2001, on its compliance with laws and regulations.

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

Independent Auditor's Report

To the Partners of

Rio Grande Apartments, Ltd.

Eagle Pass, Texas

I have audited the accompanying balance sheets of Rio Grande Apartments, Ltd. as of December 31. 2000 and 1999 tile related statements of operations, partners' capital and cash flows for tile years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rio Grande Apartments, Ltd. as of December 3 l, 2000 and 1999 and the results of'its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITOR'S REPORT

To the Partners

Virginia Avenue Affordable Housing Limited Partnership

I have audited the accompanying balance sheets of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virginia Avenue Affordable Housing Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Vista Loma Limited Partnership

We have audited the accompanying balance sheets of Vista Loma Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Loma Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards issued by the Comptroller General of the United States, we have also issued a report dated February 6, 2001, on our consideration of Vista Loma Limited Partnership's internal control structure and a report dated February 6, 2001, on its compliance with laws and regulations.

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

Report of Independent Certified Public Accountants

To the Partners of

Community Dynamics - Fort Worth, Ltd.

We have audited the accompanying balance sheets of Community Dynamics - Fort Worth, Ltd. (a Texas limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Fort Worth, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Report of Independent Certified Public Accountants

To the Partners of

Community Dynamics - Plano, Ltd.

We have audited the accompanying balance sheets of Community Dynamics - Plano, Ltd. (a Texas limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Community Dynamics - Plano, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

INDEPENDENT AUDITOR'S REPORT

To the Partners

HEBBERONVILLE APARTMENTS, LTD.

We have audited the accompanying balance sheets of HEBBERONVILLE APARTMENTS, LTD., RHS PROJECT NO. 50-024-721178368 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HEBBERONVILLE APARTMENTS, LTD. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 2001 on our consideration of HEBBERONVILLE APARTMENTS, LTD,'s internal control and a report dated February 2, 2001 on its compliance with laws and regulations applicable to the financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Jefferson Square, Ltd.:

We have audited the accompanying balance sheets of JEFFERSON SQUARE, LTD. (a Colorado limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital accounts, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting thc amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jefferson Square, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Jeremy Associates Limited Partnership:

We have audited the accompanying balance sheets of JEREMY ASSOCIATES LIMITED PARTNERSHIP (a Colorado limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, partners' capital accounts and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jeremy Associates Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally, accepted in the United States.

INDEPENDENT AUDITOR'S REPORT

To the Partners

LONE STAR SENIORS APARTMENTS, LTD.

We have audited the accompanying balance sheets of LONE STAR SENIORS APARTMENTS, LTD., RHS PROJECT NO. 50-072-721219924 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LONE STAR SENIORS APARTMENTS, LTD. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 17 through 25, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 2001 on our consideration of LONE STAR SENIORS APARTMENTS, LTD.'s internal control and a report dated February 3, 2001 on its compliance with laws and regulations applicable to the financial statements.

Metairie, Louisiana

February 3, 2001

To the Partners

MARTI NDALE APARTMENTS, LTD.

We have audited the accompanying balance sheets of MARTINDALE APARTMENTS, LTD., RHS PROJECT NO. 49-028-721177319 as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MARTINDALE APARTMENTS, LTD. as of December 31, 2000 and 1999 and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information presented on pages 17 through 25, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2001 on our consideration of MARTINDALE APARTMENTS, LTD.'s internal control and a report dated February 5, 2001 on its compliance with laws and regulations applicable to the financial statements.

INDEPENDENT AUDITORS' REPORT

To the Partners

Northpointe, L.P.

We have audited the accompanying balance sheets of Northpointe, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity (deficit) and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Summerset Housing Limited, L.P.

Valdosta, Georgia

We have audited the accompanying balance sheets of Summerset Housing, Limited, L.P. (a limited partnership), Federal ID No.: 58-1982979, as of December 31, 2000 and 1999, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summerset Housing Limited, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Summerset Housing Limited, L.P.'s internal control structure and a report dated January 25, 2001 on its compliance with laws and regulations.

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

In our opinion, the financial statements referred to above present thirty, in all material respects, the financial position of Buena vista Apartments, Phase II, A Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

To the Partners

Madison Partners Limited Partnership

We have audited the accompanying balance sheets of Madison Partners Limited partnership (a Wisconsin Limited Partnership), as of December 31,1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Cur responsibility is to express an opinion on these financial statements based on our audits.

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

To the Partners

Lawrenceville Manor Limited Partnership

I have audited the accompanying balance sheets of Lawrenceville Manor Limited Partnership as of December31, l~99 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

Ta the Partners

Mariner's Pointe Limited Partnership I and

Mariner's Pointe Limited Partnership II

Madison, Wisconsin

We have audited the combined balance sheets of Mariner's Pointe Limited Partnership I and Mariners Pointe Limited Partnership II WHEDA Project No.0111001214 as of December 31,1999 and 1998, and the related combined statements of loss, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II as of December 31,1999 and 1998, and the combined results of their operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meadows of Southgate Limited Dividend Housing Association Limited Partnership, for the years ended December 3 I, 1999 and 1998, and the results of its operations, partners' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crofton Associates 1, Limited Partnership, FMHA Project No.: 20-024-0621467587 as of December 3 1, 1999 and 1998, and the results of its operations, changes in partners' capital and cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners

Cypress Point, LP

Naples, Florida

We have audited the accompanying balance sheets of Cypress Point, LP (a Florida limited partnership), as of December 31,1999 and 1998 and the related statements of operations, partners' capital (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

To the Partners

Hickman Associates 11, Limited Partnership

We have audited the accompanying balance sheets of Hickman Associates II, Limited Partnership, FMHA Project No.: 20-038-621451228 as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

To the Partners

Lee Terrace Limited Partnership

I have audited the accompanying balance sheets of Lee Terrace Limited Partnership as of December3l, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

To the Partners

Lakeview Meadows II Limited Dividend

Housing Association Limited Partnership

We have audited the accompanying balance sheet of Lakeview Meadows II Limited Dividend Housing Association Limited Partnership (a Michigan limited partnership) MSHDA Development No.905, as of December31, 1999 and 1998, and the related statements of profit and loss, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Loma Limited Partnership as of December31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

To the Partners of

Community Dynamics - Fort Worth, Ltd.

We have audited the balance sheets of Community Dynamics - Fort Worth, Ltd. (a Texas limited partnership) as of December31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1999 on our consideration of JACKSON RENTAL HOUSING, L.P.'s internal control and a report dated February 8, 1999 on its compliance with laws and regulations .

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

Metairie, Louisiana

February 25, 1999

Boston Capital Tax Credit Fund III Limited Partnership - Series 15 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C.		COL D.		COL E.		COL F.	COL G.	COL H.	COL I.

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
APRIL GARDENS	1,459,498	50,000	1,773,331	16,293	50,000	1,789,624	1,839,624	574,172	5/93	9/92	5-27.5 yrs.
ARKANSAS CITY	818,723	15,870	1,016,757	0	15,870	1,016,757	1,032,627	275,561	12/94	9/94	5-25 yrs.
AUTUMNWOOD	1,326,290	50,000	1,669,609	7,699	50,000	1,677,308	1,727,308	521,797	1/93	8/92	5-27.5 yrs.
BARTON VILLAGE	507,081	47,898	683,991	2,470	47,898	686,461	734,359	211,484	3/93	10/92	5-27.5 yrs.
BECKWOOD MANOR EIGHT	1,214,649	60,000	1,498,746	13,990	58,000	1,512,736	1,570,736	371,470	8/95	8/94	5-27.5
BERGEN MANOR	1,010,158	42,000	1,256,858	28,136	42,000	1,284,994	1,326,994	443,405	7/92	7/92	7-27.5 yrs.
BRIDLEWOOD	784,790	42,000	211,635	797,996	42,000	1,009,631	1,051,631	177,471	1/95	1/94	5-27.5 yrs.
BRUNSWICK	814,882	69,000	953,553	416	69,000	953,969	1,022,969	315,544	9/92	4/92	7-27.5 yrs.
BUENA VISTA APTS	1,445,114	75,000	1,767,511	262	75,000	1,767,773	1,842,773	627,344	1/92	3/92	7-27.5 yrs.
CALEXICO SR	1,911,899	213,000	2,047,255	0	213,000	2,047,255	2,260,255	376,061	9/92	9/92	7-27.5 yrs.
CALIFORNIA INVESTORS VII	8,708,264	820,000	9,361,922	16,291,946	803,050	25,653,868	26,456,918	5,205,896	12/93	10/92	5-27.5 yrs.
CHESTNUT HILL	734,571	40,000	904,814	6,639	40,000	911,453	951,453	222,204	9/92	9/92	7-27.5 yrs.
CORALVILLE HOUSING	2,622,719	258,000	4,683,541	142,678	258,000	4,826,219	5,084,219	1,649,847	10/92	3/92	7-27.5 yrs.
CURWENSVILLE	1,206,545	31,338	1,435,553	122,923	31,338	1,558,476	1,589,814	329,760	7/93	9/92	5-27.5 yrs.
DEERFIELD	1,222,979	65,400	1,495,473	0	65,400	1,495,473	1,560,873	507,413	6/92	4/92	7-27.5 yrs.
EAST MACHIAS	1,033,321	77,963	1,478,171	17,597	77,963	1,495,768	1,573,731	328,884	1/93	9/92	10-40 yrs.
EAST PARK	532,846	2,000	980,413	15,316	2,000	995,729	997,729	268,551	1/94	6/94	5-27.5 yrs.
EDGEWOOD	782,180	36,000	967,796	0	36,000	967,796	1,003,796	304,773	8/92	6/92	7-27.5 yrs.

Boston Capital Tax Credit Fund III Limited Partnership - Series 15 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C.		COL D.		COL E.		COL F.	COL G.	COL H.	COL I.

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
FAR VIEW	915,310	100,000	1,066,418	23,183	100,000	1,089,601	1,189,601	235,054	11/92	6/92	10-40 yrs.
GRAHAM HOUSING	1,302,713	85,006	2,451,794	2,106	85,006	2,453,900	2,538,906	437,419	6/95	10/94	5-27.5
GRANTSVILLE	1,477,686	85,099	1,795,971	2,860	85,599	1,798,831	1,884,430	385,688	2/93	5/92	5-27.5 yrs.
GREENTREE APTS	679,737	15,000	1,143,223	(9,253)	15,000	1,133,970	1,148,970	709,082	10/75	4/94	5-27.5
GREENWOOD VIL	670,393	20,123	893,915	6,897	20,123	900,812	920,935	274,753	5/93	8/92	5-27.5 yrs.
HARRISONVILLE II	605,203	15,000	744,677	5,528	15,000	750,205	765,205	296,767	11/91	3/92	7-27.5 yrs.
HEALDTON	696,081	15,000	868,469	0	15,000	868,469	883,469	162,145	12/94	8/94	5-27.5
HEARTHSIDE	1,930,186	95,000	2,967,134	(34,374)	95,000	2,932,760	3,027,760	883,514	11/92	4/92	7-27.5 yrs.
HERONS LANDING	1,197,551	176,121	1,410,573	32,869	176,121	1,443,442	1,619,563	478,866	10/92	10/92	7-27.5 yrs.
HIDDEN COVE	2,845,289	707,848	4,334,916	44,101	707,848	4,379,017	5,086,865	1,891,297	8/88	2/94	5-27.5 yrs.
HIGGINSVILLE ESTATES	624,262	40,000	738,056	6,143	40,000	744,199	784,199	302,829	3/91	3/92	7-27.5 yrs.
INV GROUP OF PAYSON	1,478,945	211,500	1,767,942	0	211,500	1,767,942	1,979,442	332,360	8/92	8/92	7-27.5 yrs.
KEARNEY	630,636	30,000	763,159	4,433	30,000	767,592	797,592	299,054	1/92	5/92	7-27.5 yrs.
LAKEVIEW	882,880	30,000	1,077,130	(900)	30,000	1,076,230	1,106,230	360,480	7/92	4/92	7-27.5 yrs.
LAURELWOOD	1,062,516	58,500	1,268,491	953	58,500	1,269,444	1,327,944	429,860	2/92	3/92	7-27.5 yrs.
LEBANON II	917,029	40,000	1,090,397	17,749	40,000	1,108,146	1,148,146	336,881	2/93	8/92	5-27.5 yrs.
LEBANON III	628,580	26,750	766,992	7,566	26,750	774,558	801,308	295,949	2/92	3/92	7-27.5 yrs.
LILAC	721,061	36,000	897,897	0	36,000	897,897	933,897	292,258	7/92	6/92	7-27.5 yrs.

Boston Capital Tax Credit Fund III Limited Partnership - Series 15 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C.		COL D.		COL E.		COL F.	COL G.	COL H.	COL I.

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
LIVINGSTON PLAZA	670,033	32,500	868,525	0	32,500	868,525	901,025	258,852	11/93	12/92	5-27.5 yrs.
MADISON PARTNERS	1,192,486	47,340	1,452,910	21,729	47,340	1,474,639	1,521,979	394,503	12/94	3/95	5-27.5
MANNING LANE	1,462,771	73,600	1,771,816	5,786	73,600	1,777,602	1,851,202	558,841	3/93	8/92	5-27.5 yrs.
MARSHALL LANE	550,180	20,000	672,691	728	20,000	673,419	693,419	213,964	12/92	8/92	5-27.5 yrs.
MARYVILLE	714,238	57,000	834,823	18,717	57,000	853,540	910,540	325,734	3/92	5/92	7-27.5 yrs.
MONARK VILLAGE	307,894	68,900	570,916	0	68,900	570,916	639,816	144,363	3/94	6/94	5-27.5 yrs.
N. PRAIRIE	874,917	5,000	1,121,143	17,889	5,000	1,139,032	1,144,032	389,878	5/93	9/92	5-27.5 yrs.
OAKGROVE	401,722	5,000	460,291	10,248	5,000	470,539	475,539	190,341	11/91	4/92	7-27.5 yrs.
OAKWOOD	1,102,159	42,000	1,341,412	694	42,000	1,342,106	1,384,106	464,222	5/92	5/92	7-27.5 yrs.
OSAGE	1,131,687	110,000	2,309,861	78,546	110,000	2,388,407	2,498,407	815,214	6/92	4/92	7-27.5 yrs.
OSCEOLA	635,694	54,600	797,763	108,634	27,300	906,397	933,697	327,014	5/92	5/92	7-27.5 yrs.
PDC FIFTY FIVE	1,283,972	50,170	1,576,823	6,196	50,170	1,583,019	1,633,189	457,308	9/93	10/92	5-27.5 yrs.
RAINIER	2,607,471	521,000	5,852,852	47,395	521,000	5,900,247	6,421,247	1,371,323	1/93	4/92	5-27.5 yrs.
RIDGEVIEW	857,714	42,800	1,027,499	3,864	42,800	1,031,363	1,074,163	353,877	1/92	3/92	7-27.5 yrs.
RIO MEMBRES II	769,088	48,938	930,376	21,579	48,938	951,955	1,000,893	225,965	4/92	4/92	7-27.5 yrs.
ROLLING BROOK	821,645	35,000	1,006,667	15,243	35,000	1,021,910	1,056,910	369,271	11/92	6/92	7-27.5 yrs.

Boston Capital Tax Credit Fund III Limited Partnership - Series 15 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C.		COL D.		COL E.		COL F.	COL G.	COL H.	COL I.

		Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
SCHOOL STREET	731,678	127,852	1,353,622	112,253	38,509	1,465,875	1,504,384	548,938	5/92	4/92	5-27.5 yrs.
SHENANDOAH	1,463,688	67,500	1,754,599	4,638	67,500	1,759,237	1,826,737	524,709	2/93	8/92	5-27.5 yrs.
SHOWBOAT MANOR	790,956	31,200	968,253	18,535	31,200	986,788	1,017,988	345,272	2/92	7/92	5-27.5 yrs.
SIOUX FALLS	1,263,797	146,694	2,656,753	75,136	146,694	2,731,889	2,878,583	920,718	9/92	5/92	7-27.5 yrs.
SUNSET SQUARE	735,760	50,000	896,507	10,373	50,000	906,880	956,880	226,294	8/92	9/92	7-27.5 yrs.
TAYLOR MILLS	763,871	24,000	936,166	0	24,000	936,166	960,166	311,923	5/92	4/92	7-27.5 yrs.
TIMMONS VILLAGE	618,835	15,000	754,172	5,886	38,500	760,058	798,558	250,812	7/92	5/92	7-27.5 yrs.
UNIVERSITY MEADOWS	2,058,194	62,985	3,579,473	31,289	62,985	3,610,762	3,673,747	1,254,180	12/92	6/92	5-28 yrs.
VALATIE	1,347,537	30,000	1,712,263	26,312	30,000	1,738,575	1,768,575	582,865	4/93	6/92	7-27.5 yrs.
VIRGEN DEL POZO	3,318,486	120,000	4,274,133	53,044	120,000	4,327,177	4,447,177	1,177,100	7/93	8/92	5-27.5 yrs.
VILLA DEL MAR	1,457,483	50,000	1,792,888	10,814	50,000	1,803,702	1,853,702	626,131	8/92	8/92	7-27.5 yrs.
WACHULA	1,469,221	66,720	1,770,669	15,353	66,720	1,786,022	1,852,742	572,188	10/92	9/92	5-27.5 yrs.
WEEDPATCH	1,960,466	272,000	2,246,927	3,703	272,000	2,250,630	2,522,630	353,271	9/94	1/94	5-50 yrs.
WESTERNPORT	1,479,458	18,645	1,833,384	3,694	18,645	1,837,078	1,855,723	546,203	2/93	7/92	5-27.5 yrs.
WHITEWATER VILL	523,139	18,542	637,048	1,469	18,542	638,517	657,059	208,077	11/92	8/92	7-27.5 yrs.
WOOD PARK POINTE	1,162,288	117,500	1,329,664	1,348	117,500	1,331,012	1,448,512	456,115	5/92	6/92	5-27.5 yrs.
	83,931,095	6,214,902	111,326,972	18,305,317	6,103,309	129,632,289	135,735,598	36,881,359

Since the Operating Partnerships maintain a calendar year end the information reported on this schedule is as of December 31, 2000.

a - Decrease due to impairment in year ended December 31, 1997.

b - Property deemed to have no value as of March 31, 1999.

**There were no carrying costs as of December 31, 2000. The column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 15

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	64,786,120
Other	0
		$64,786,120
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$64,786,120
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	52,271,170
Other	0
		$52,271,170
Deductions during period:
Cost of real estate sold	$0
Other*	(69,144)
		$(69,144)
Balance at close of period - 3/31/94		$116,988,146
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	10,630,188
Improvements, etc	182,886
Other	0
		$10,813,074
Deductions during period:
Cost of real estate sold	$0
Other	(927,768)
		$(927,768)
Balance at close of period - 3/31/95		$126,873,452

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 15 (continued)

Balance at close of period - 3/31/95		$126,873,452
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	7,477,482
Improvements, etc	998,864
Other	0
		$8,476,346
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/96		$135,349,798
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	102,413
Improvements, etc	0
Other	0
		$102,413
Deductions during period:
Cost of real estate sold	$0
Other *	0
		$0
Balance at close of period - 3/31/97		$135,452,211
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	136,931
Other	0
		$136,931
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/98		$135,589,142

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 15 (continued)

Balance at close of period - 3/31/98		$135,589,142
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	229,180
Other	0
		$229,180
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/99		$135,818,322

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	203,110
Other	0
		$203,110
Deductions during period:
Cost of real estate sold	$0
Other **	0
		$0
Balance at close of period - 3/31/00		$136,021,432

Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	215,095
Other	0
		$215,095
Deductions during period:
Cost of real estate sold	$0
Other **	(500,929)
		$(500,929)
Balance at close of period - 3/31/01		$135,735,598

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 15 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92		$0
Current year expense	$1,151,027
Balance at close of period - 3/31/93		$1,151,027
Current year expense	$4,194,293
Balance at close of period - 3/31/94		$5,345,320
Current year expense	$4,646,907
Balance at close of period - 3/31/95		$9,992,227
Current year expense	$5,445,282
Balance at close of period - 3/31/96		$15,437,509
Current year expense	$4,587,940
Balance at close of period - 3/31/97		$20,025,449
Current year expense	$4,427,546
Balance at close of period - 3/31/98		$24,452,995
Current year expense	$4,453,997
Balance at close of period - 3/31/99		$28,906,992
Current year expense	$4,348,463
Balance at close of period - 3/31/00		$33,255,455
Current year expense	$3,625,904
Balance at close of period - 3/31/01		$36,881,359

Boston Capital Tax Credit Fund III Limited Partnership - Series 16 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
1413 LEAVENWORTH	1,569,537	8,000	2,927,089	490,906	8,000	3,417,995	3,425,995	1,012,692	3/93	12/92	5-27.5 yrs
ANSON	1,277,384	40,202	1,683,348	13,767	40,202	1,697,115	1,737,317	359,317	9/93	12/92	10-40 yrs
AZTEC	1,010,677	115,000	1,299,311	27,493	115,000	1,326,804	1,441,804	429,195	5/93	5/93	5-27.5 yrs
BENTONIA ELDERLY	836,837	21,000	678,677	389,641	21,000	1,068,318	1,089,318	208,677	2/94	7/93	5-27.5 yrs
BERNICE VILLA	939,622	37,000	1,204,665	25,631	37,000	1,230,296	1,267,296	235,274	10/93	5/93	5-40 yrs
BLAIRSVILLE RENTAL I	752,409	58,377	866,980	42,179	35,000	909,159	944,159	208,359	9/94	12/92	5-27.5 yrs
BLAIRSVILLE RENTAL	736,404	84,359	804,895	62,014	49,500	866,909	916,409	201,206	7/94	12/92	5-27.5 yrs
BLOWING ROCK	509,020	47,500	663,473	686	47,500	664,159	711,659	149,809	11/94	12/93	5-27.5 yrs
BRANSON CHRISTIAN I	1,453,216	163,350	2,990,564	10,069	163,350	3,000,633	3,163,983	807,794	6/94	3/94	5-27.5 yrs
BRANSON CHRISTIAN II	1,030,613	0	2,497,066	43,166	0	2,540,232	2,540,232	666,722	8/94	7/94	5-27.5 yrs
BUTLER RENTAL	746,903	0	937,495	18,147	0	955,642	955,642	263,448	9/93	12/92	7-27.5 yrs
CANTERFIELD	763,337	48,000	934,169	736	48,000	934,905	982,905	294,496	1/93	11/92	5-27.5 yrs
CAPE ANN	490,935	18,000	1,833,366	55,338	18,000	1,888,704	1,906,704	501,853	12/93	1/93	7-31.5 yrs
CASS PARTNERS	650,226	45,250	2,026,740	0	45,250	2,026,740	2,071,990	373,686	12/93	12/93	5-27.5 yrs
CEDAR TRACE	501,060	18,000	639,500	5,277	18,000	644,777	662,777	217,233	7/93	10/92	5-27.5 yrs
CONCORD ASSOC.	1,118,982	61,532	1,223,133	182,059	61,532	1,405,192	1,466,724	462,812	2/93	2/93	5-27.5 yrs
CLYMER PARK ASSOC	1,436,714	35,800	1,831,813	25,952	35,800	1,857,765	1,893,565	327,584	11/94	12/92	5-27.5 yrs
CUMBERLAND WOOD	1,441,986	114,449	1,780,622	59,361	129,538	1,839,983	1,969,521	310,095	10/94	12/93	6-40 yrs
DAVENPORT HOUSING	3,003,257	223,889	6,598,309	141,778	223,889	6,740,087	6,963,976	1,893,944	2/94	10/93	7-27.5 yrs
DEER RUN	681,519	30,000	1,536,783	0	30,000	1,536,783	1,566,783	452,290	3/93	8/93	5-27.5 yrs
EASTMAN ELDERLY	1,169,947	80,000	1,428,172	27,631	36,900	1,455,803	1,492,703	395,464	10/93	12/92	7-27.5 yrs
FAIRMEADOW APTS	877,339	53,296	1,184,327	43,502	53,296	1,227,829	1,281,125	229,684	7/93	1/93	5-27.5 yrs
FALCON RIDGE	1,037,593	25,000	1,332,798	25,531	25,000	1,358,329	1,383,329	222,322	1/95	4/94	5-27.5 yrs

Boston Capital Tax Credit Fund III Limited Partnership - Series 16 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
GIBSON	896,946	30,290	1,138,786	590	30,290	1,139,376	1,169,666	256,247	6/93	12/92	5-27.5 yrs
GREENFIELD	528,358	25,000	649,793	0	25,000	649,793	674,793	226,603	5/93	1/93	5-27.5 yrs
GREENWOOD	1,461,698	62,076	1,480,776	456,168	62,076	1,936,944	1,999,020	597,810	10/93	11/93	5-27.5 yrs
HARMONY HOUSE	1,459,736	57,000	1,764,438	14,574	57,000	1,779,012	1,836,012	416,213	7/93	11/92	5-27.5 yrs
HAYNES HOUSE	3,174,475	685,381	5,956,903	2,383,022	674,499	8,339,925	9,014,424	1,252,009	9/95	8/94	12-40 yrs
HOLLY TREE	879,763	58,900	1,069,733	5,830	58,900	1,075,563	1,134,463	338,932	2/93	11/92	5-27.5 yrs
IDABEL PROP.	1,372,945	50,000	1,791,971	0	50,000	1,791,971	1,841,971	564,808	12/93	4/93	5-25 yrs
ISOLA SQUARE	963,870	22,300	250,691	979,955	22,300	1,230,646	1,252,946	218,301	4/94	11/93	7-40 yrs
JOINER ELDERLY	804,634	47,719	1,026,013	7,565	47,719	1,033,578	1,081,297	326,112	6/93	1/93	5-40 yrs
LAWRENCEVILLE MANOR	1,408,568	61,370	1,660,796	10,851	61,370	1,671,647	1,733,017	447,322	7/94	2/94	5-27.5 yrs
LAWTELL MANOR	914,494	45,000	1,201,948	23,431	45,000	1,225,379	1,270,379	240,373	8/93	4/93	7-40 yrs
LOGAN LANE	1,306,242	54,000	1,602,465	2,963	54,000	1,605,428	1,659,428	498,347	3/93	9/92	5-27.5 yrs
MARINERS POINTE I & II	4,217,665	170,020	7,548,131	422,203	170,020	7,970,334	8,140,354	2,421,375	8/93	12/92	7-27.5 yrs
MEADOWS OF SOUTHGATE	2,266,412	252,000	4,575,879	2,605	252,000	4,578,484	4,830,484	736,469	5/94	7/93	12-40 yrs
MENDOTA VILLAGE	1,963,476	136,140	2,421,001	0	136,140	2,421,001	2,557,141	402,690	5/93	12/92	5-50 yrs
MIDCITY	2,959,286	15,058	6,611,666	4,800	15,058	6,616,466	6,631,524	1,553,563	6/94	9/93	5-27.5 yrs
NEWPORT HOUSING	1,229,088	160,000	1,405,411	(3,274)	160,000	1,402,137	1,562,137	292,054	10/93	2/93	5-27.5 yrs
NEWPORT MANOR	948,640	31,908	1,175,109	43,925	31,908	1,219,034	1,250,942	256,767	12/93	9/93	5-40 yrs
PALATINE LP	1,414,723	37,400	1,785,282	24,912	37,400	1,810,194	1,847,594	507,213	5/94	5/94	5-27.5 yrs
RIVIERA APTS	1,688,927	100,000	2,979,700	579,524	132,400	3,559,224	3,691,624	929,223	12/93	12/92	5-27.5 yrs
SABLE CHASE	4,894,974	502,774	12,248,475	49,176	502,774	12,297,651	12,800,425	3,231,317	12/94	12/93	7-27.5 yrs
ST CROIX COMMONS	1,058,627	44,681	2,607,046	(659,017)	44,681	1,948,029	1,992,710	520,394	12/94	10/94	5-27.5 yrs

Boston Capital Tax Credit Fund III Limited Partnership - Series 16 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ST JOSEPH SQ	950,449	37,500	1,167,702	14,280	37,500	1,181,982	1,219,482	229,866	9/93	5/93	5-40 yrs
SIMMESPORT	933,986	60,000	1,171,005	24,545	60,000	1,195,550	1,255,550	234,378	6/93	4/93	7-40 yrs
STONY GROUND	1,423,346	127,380	1,794,961	(800)	129,005	1,794,161	1,923,166	553,428	6/93	12/92	5-27.5 yrs
SUMMERSVILLE	617,126	20,000	774,259	4,789	20,000	779,048	799,048	271,552	6/93	5/93	5-27.5 yrs
TALBOT VILLAGE	676,460	22,300	833,494	8,120	22,300	841,614	863,914	260,692	4/93	8/92	5-27.5 yrs
TCHULA ELDERLY	826,793	20,000	1,071,899	5,069	20,000	1,076,968	1,096,968	220,626	12/93	7/93	5-27.5 yrs
TUOLUMNE CITY	1,591,745	190,000	1,912,157	0	190,000	1,912,157	2,102,157	304,580	8/93	12/92	5-50 yrs
TURTLE CREEK	844,724	23,141	1,113,511	19,694	23,141	1,133,205	1,156,346	239,562	10/93	5/93	7-40 yrs
TWIN OAKS ASSOC	1,456,050	45,000	1,776,674	7,868	45,000	1,784,542	1,829,542	395,030	9/93	12/92	5-27.5 yrs
VICTORIA POINTE	1,435,473	153,865	1,437,570	355,557	128,900	1,793,127	1,922,027	423,784	1/95	10/94	5-27.5 yrs
VISTA LINDA APARTMENTS	2,493,631	143,253	2,961,671	15,996	143,253	2,977,667	3,120,920	878,792	12/93	1/93	5-27.5 yrs
WAKEFIELD HOUSING	1,254,693	88,564	1,480,003	5,238	88,564	1,485,241	1,573,805	333,357	2/93	9/92	10-40 yrs
WEST END MANOR	983,693	52,300	1,188,913	(662)	52,300	1,188,251	1,240,551	363,923	5/93	5/93	5-27.5 yrs
WESTCHESTER OAK GROVE	1,138,013	38,010	2,281,529	86,621	35,000	2,368,150	2,403,150	785,679	4/93	12/92	5-27.5 yrs
WESTCHESTER ST JOE	1,462,499	100,000	3,211,620	70,956	100,000	3,282,576	3,382,576	1,037,105	6/93	7/93	5-27.5 yrs
WESTVILLE PROPERTIES	709,312	25,000	912,139	0	25,000	912,139	937,139	299,509	7/93	2/93	5-25 yrs
WILCOX INVESTMENT GROUP	1,099,300	58,500	1,376,329	0	58,500	1,376,329	1,434,829	230,375	6/93	1/93	5-50 yrs
WOODLANDS APTS	923,626	30,000	668,555	541,352	30,000	1,209,907	1,239,907	283,111	2/95	9/94	5-27.5 yrs
	82,669,983	5,211,834	128,989,299	7,199,290	5,120,755	136,188,589	141,309,344	33,803,447

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

a - Decrease due to the reallocation of acquisition costs

b - Property was disposed of during f/y ending March 31, 1999.

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 16

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/92		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	4,191,631
Improvements, etc	0
Other	0
		$4,191,631
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/93		$4,191,631
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	32,686,042
Improvements, etc	43,162,006
Other	0
		$75,848,048
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/94		$80,039,679
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	15,495,343
Improvements, etc	41,448,097
Other	0
		$56,943,440
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/95		$136,983,119

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 16 (continued)

Balance at close of period - 3/31/95		$136,983,119
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	106,204
Improvements, etc	5,007,023
Other	0
		$5,113,227
Deductions during period:
Cost of real estate sold	$0
Other	(675,394)
		(675,394)
Balance at close of period - 3/31/96		$141,420,952
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	97,847
Other	0
		$97,847
Deductions during period:
Cost of real estate sold	$0
Other	(1,512,675)
		(1,512,675)
Balance at close of period - 3/31/97		$140,006,124
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	163,080
Other	0
		$163,080
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$140,169,204

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 16 (continued)

Balance at close of period - 3/31/98		$140,169,204
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	240,077
Other	0
		$240,077
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$140,409,281
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	618,565
Other	0
		$618,565
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$141,027,846
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	281,498
Other	0
		$281,498
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$141,309,344

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 16 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/92			$0
Current year expense	$0
Balance at close of period - 3/31/93			$0
Current year expense	$1,347,806
Balance at close of period - 3/31/94			$1,347,806
Current year expense	$3,630,765
Balance at close of period - 3/31/95			$4,978,571
Current year expense	$5,098,416	`
Balance at close of period - 3/31/96			$10,076,987
Current year expense	$4,859,372
Balance at close of period - 3/31/97			$14,936,359
Current year expense	$4,709,137
Balance at close of period - 3/31/98			$19,645,496
Current year expense	$4,715,345
Balance at close of period - 3/31/99			$24,360,841
Current year expense	$4,748,152
Balance at close of period - 3/31/00			$29,108,993
Current year expense	$4,694,454
Balance at close of period - 3/31/01			$33,803,447

Boston Capital Tax Credit Fund III Limited Partnership - Series 17 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ANNADALE HOUSING	8,480,788	226,000	12,180,150	51,500	226,000	12,231,650	12,457,650	2,385,748
ARTESIA PROPERTIES	1,404,930	30,730	1,865,231	3,540	30,730	1,868,771	1,899,501	491,411	9/94	9/94	5-27.5 yrs.
ASPEN RIDGE	822,214	36,000	2,004,059	52,824	36,000	2,056,883	2,092,883	593,422	11/93	9/93	5-27.5 yrs.
BLADENBORO	1,008,179	16,000	1,213,015	(27,474)	16,000	1,185,541	1,201,541	260,839
BREWER ST	1,167,720	0	2,296,514	12,776	0	2,309,290	2,309,290	699,949	7/93	6/93	5-27.5 yrs.
BRIARWOOD APTS	902,417	38,500	20,850	1,209,246	38,952	1,230,096	1,269,048	196,260	7/93	6/93	5-27.5 yrs.
BRIARWOOD VILLAGE	1,124,125	42,594	1,418,259	3,786	42,594	1,422,045	1,464,639	383,127	5/94	10/93	5-27.5 yrs.
BRIARWOOD DEKALB	1,399,725	96,000	2,943,443	15,207	96,000	2,958,650	3,054,650	566,844	6/94	10/93	5-40 yrs.
CAIRO HOUSING	1,065,066	17,000	1,309,062	31,203	17,000	1,340,265	1,357,265	423,754	4/93	5/93	7-27.5 yrs.
CALIFORNIA INV VI	3,754,107	400,000	7,446,261	(1,596,778)	400,000	5,849,483	6,249,483	2,473,930	5/89	1/94	5-27.5 yrs.
CALIFORNIA INV VII	8,708,264	803,050	25,913,966	(260,098)	803,050	25,653,868	26,456,918	5,205,896	12/93	12/93	5-27.5 yrs.
CAMBRIDGE YMCA	2,305,491	95,200	5,135,233	23,090	95,200	5,158,323	5,253,523	1,476,165	12/93	4/93	5-27.5 yrs.
CANEYVILLE PROPERTIES	474,544	36,000	601,775	(13,800)	36,000	587,975	623,975	182,438	4/93	5/93	5-27.5 yrs.
CLINTON ESTATES	734,308	47,533	891,872	1,727	47,533	893,599	941,132	231,613	12/94	12/94	5-27.5 yrs.
CLOVERPORT PROPERTIES	748,584	21,500	947,659	(7,038)	21,500	940,621	962,121	283,626	7/93	4/93	5-27.5 yrs.
COLLEGE GREEN	3,742,217	225,000	6,774,847	52,520	225,000	6,827,367	7,052,367	1,534,699
CROFTON ASSOC.	797,901	46,511	961,097	2,388	46,511	963,485	1,009,996	182,514	3/93	4/93	5-27.5 yrs.
CYPRESS POINT	2,940,800	265,000	4,794,440	61,276	265,000	4,855,716	5,120,716	901,821	12/94	2/94	5-27.5 yrs.
DEERWOOD VILLAGE	633,397	29,138	804,512	3,979	29,138	808,491	837,629	210,904	7/94	2/94	5-27.5 yrs.
DOYLE VILLAGE	1,163,434	100,000	1,435,520	4,666	100,000	1,440,186	1,540,186	387,287	4/94	9/93	5-27.5 yrs.
GALLAWAY ASSOC.	1,049,917	35,600	1,307,158	34,928	35,600	1,342,086	1,377,686	261,203	5/93	4/93	5-27.5 yrs.
GLENRIDGE	2,035,240	350,000	2,208,213	7,278	350,000	2,215,491	2,565,491	447,977	6/94	6/94	5-27.5 yrs.

Boston Capital Tax Credit Fund III Limited Partnership - Series 17 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encumbr-ances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
GREEN ACRES	1,161,219	173,447	1,366,874	21,348	173,447	1,388,222	1,561,669	364,527
GREENWOOD PLACE	1,056,455	44,400	299,685	1,142,276	44,400	1,441,961	1,486,361	238,039	8/94	11/93	7-40 yrs.
HACKLEY BARCLAY	3,329,209	174,841	4,603,493	318,999	175,000	4,922,492	5,097,492	1,352,968	12/94	12/93	5-27.5 yrs.
HENSON CREEK	3,937,745	945,000	7,971,879	6,649	945,000	7,978,528	8,923,528	1,544,684	4/94	5/93	5-27.5 yrs.
HICKMAN ASSOC.	534,114	24,000	673,642	2,832	24,000	676,474	700,474	119,789	12/93	11/93	5-27.5 yrs.
HOUSTON VILLAGE	667,790	11,500	850,901	3,297	11,500	854,198	865,698	231,030	5/94	12/93	5-27.5 yrs.
IVYWOOD	2,913,235	290,542	5,712,656	16,236	290,542	5,728,892	6,019,434	1,694,133	10/93	6/93	5-27.5 yrs.
JONESTOWN MANOR	862,566	0	311,764	945,353	36,900	1,257,117	1,294,017	201,957	12/94	12/93	7-40 yrs.
LARGO CENTER	3,756,087	1,012,500	7,262,001	66,114	1,012,500	7,328,115	8,340,615	1,275,048	6/94	3/93	5-27.5 yrs.
LEE TERRACE	1,479,691	93,246	4,573	1,731,202	93,246	1,735,775	1,829,021	432,506	12/94	2/94	N/A
MIDLAND HOUSING	953,925	60,000	2,422,788	38,235	60,000	2,461,023	2,521,023	524,934	6/94	9/93	5-27.5 yrs.
MOUNT VERNON	2,200,618	200,000	3,141,984	306,961	200,000	3,448,945	3,648,945	802,205	11/94	11/94	5-27.5 yrs.
OAKWOOD OF BENNETSVILLE	872,159	60,000	1,074,857	2,524	60,000	1,077,381	1,137,381	317,548	12/93	9/93	5-27.5 yrs.
OPELOUSAS POINT	1,379,099	50,000	559,121	1,379,852	50,000	1,938,973	1,988,973	346,888	3/94	11/93	5-27.5 yrs.
PALMETTO VILLAS	1,590,309	60,724	2,034,151	3,400	60,724	2,037,551	2,098,275	453,339	4/94	5/94	5-27.5 yrs.
PARK PLACE II	1,166,974	112,000	1,408,102	13,488	112,000	1,421,590	1,533,590	389,447	4/94	2/94	7-27.5 yrs.
PINEHURST	800,553	24,000	1,033,022	33,586	24,000	1,066,608	1,090,608	300,246	2/94	2/94	5-27.5 yrs.
QUAIL VILLAGE	874,369	30,450	1,060,273	2,468	30,450	1,062,741	1,093,191	263,447	2/94	9/93	7-27.5 yrs.
SEA BREEZE	1,227,384	94,000	1,515,733	1,364	94,000	1,517,097	1,611,097	361,457	1/95	3/94	N/A
SHAWNEE HOUSING	1,167,465	182,786	2,347,227	78,338	182,786	2,425,565	2,608,351	780,636	10/92	2/93	7-27.5 yrs.
SIXTH ST APTS	2,200,256	151,687	1,123,504	3,190,386	162,687	4,313,890	4,476,577	775,078	12/94	12/93	5-27.5 yrs.
SKOWHEGAN HOUSING	1,651,014	100,000	2,121,472	79,987	100,000	2,201,459	2,301,459	500,094	8/94	9/94	5-27.5 yrs.

Boston Capital Tax Credit Fund III Limited Partnership - Series 17 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amout at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
SOLEDAD	1,940,006	340,000	2,005,222	0	340,000	2,005,222	2,345,222	312,674	1/94	10/93	5-50 yrs.
SUGARWOOD PARK	3,465,163	281,875	5,949,680	15,494	281,875	5,965,174	6,247,049	1,378,257	U/C	4/94	N/A
VOORHEESVILLE	1,093,365	74,600	1,254,914	9,844	74,600	1,264,758	1,339,358	383,936	5/93	7/93	7-27.5 yrs.
WAYNSBURG HOUSING	1,486,462	169,200	2,113,822	88,827	18,100	2,202,649	2,220,749	323,329	U/C	7/94	N/A
WHITE CASTLE	772,042	84,800	948,687	10,420	84,800	959,107	1,043,907	236,762	5/94	6/94	27.5 yrs.
	91,002,642	7,802,954	145,645,163	9,176,226	7,700,365	154,821,389	162,521,754	35,686,385

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

* - Reduction due to reduced development fee, which reduced the property basis.

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 17

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/93		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	58,662,502
Improvements, etc	0
Other	0
		$58,662,502
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$58,662,502
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	31,044,766
Improvements, etc	39,965,487
Other	0
		$71,010,253
Deductions during period:
Cost of real estate sold	$0
Other	(26,680)
		$(26,680)
Balance at close of period - 3/31/95		$129,646,075
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	9,769,183
Improvements, etc	11,596,518
Other	0
		$21,365,701
Deductions during period:
Cost of real estate sold	0
Other	(13,800)
		$(13,800)
Balance at close of period - 3/31/96		$150,997,976

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 17 (continued)

Balance at close of period - 3/31/96		$150,997,976
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	12,406,150
Improvements, etc	133,058
Other	0
		$12,539,208
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/97		$163,537,184
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	337,191
Improvements, etc	0
Other	0
		$337,191
Deductions during period:
Cost of real estate sold	$0
Other	(1,598,364)
		(1,598,364)
Balance at close of period - 3/31/98		$162,276,011
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	200,765
Other	0
		$200,765
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$162,476,776

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 17 (continued)

Balance at close of period - 3/31/99		$162,476,776
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	292,965
Other	0
		$292,965
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$162,769,741
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	252,942
Other	0
		$252,942
Deductions during period:
Cost of real estate sold	$0
Other	(500,929)
		(500,929)
Balance at close of period - 3/31/01		$162,521,754

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 17 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/93		$0
Current year expense	$727,342
Balance at close of period - 3/31/94		$727,342
Current year expense	$4,342,560
Balance at close of period - 3/31/95		$5,069,902
Current year expense	$4,963,158
Balance at close of period - 3/31/96		$10,033,060
Current year expense	$6,281,850
Balance at close of period - 3/31/97		$16,314,910
Current year expense	$5,040,935
Balance at close of period - 3/31/98		$21,355,845
Current year expense	$5,033,530
Balance at close of period - 3/31/99		$26,389,375
Current year expense	$4,909,920
Balance at close of period - 3/31/00		$31,299,295
Current year expense	$4,387,090
Balance at close of period - 3/31/01		$35,686,385

Boston Capital Tax Credit Fund III Limited Partnership - Series 18 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ARCH DEVELOPMENT	2,554,961	107,387	6,724,849	59,728	107,387	6,784,577	6,891,964	1,517,557	12/94	4/94	7-27.5 yrs.
AURORA	1,396,578	65,000	1,704,709	19,459	65,000	1,724,168	1,789,168	534,653	9/93	9/93	5-27.5 yrs.
BEAR CREEK	4,908,293	488,011	8,884,145	18,196	491,639	8,902,341	9,393,980	2,535,326	4/95	3/94	5-27.5
CHATHAM MANOR	1,402,418	75,000	1,727,394	13,665	75,000	1,741,059	1,816,059	520,391	12/93	1/94	5-27.5 yrs.
CHELSEA SQUARE	301,393	21,000	939,281	3,500	21,000	942,781	963,781	178,242	12/94	8/94	7-34 yrs.
CLARKE SCHOOL	2,520,998	200,000	5,493,464	230,056	200,000	5,723,520	5,923,520	888,211	12/94	12/94	5-27.5 yrs.
ELLIJAY RENTAL	822,228	48,000	1,000,609	1,358	48,000	1,001,967	1,049,967	167,367	1/95	1/94	40 yrs.
EVERGREEN	2,773,033	157,537	4,337,312	565,830	157,537	4,903,142	5,060,679	1,393,700	1/95	8/94	5-27.5 yrs.
GLEN PLACE	1,184,510	60,610	3,489,218	(169,758)	60,610	3,319,460	3,380,070	816,215	6/94	4/94	5-27.5 yrs.
HARRIS HOUSING	1,292,086	200,000	266,624	2,569,852	160,000	2,836,476	2,996,476	376,707	11/95	6/94	5-27.5 yrs.
HUMBOLDT	704,597	40,191	845,252	5,736	40,191	850,988	891,179	207,431	4/95	8/94	5-27.5 yrs.
JACKSON HOUSING	859,543	30,250	1,080,272	(7,049)	30,250	1,073,223	1,103,473	256,497	6/94	1/94	5-27.5 yrs.
LAKEVIEW MEADOWS	1,594,565	88,920	2,775,712	11,005	88,920	2,786,717	2,875,637	469,344	5/94	8/93	5-27.5 yrs.
LANTHROP PROP	736,435	34,800	931,788	12,152	34,800	943,940	978,740	265,447	5/94	4/94	5-27.5 yrs.
LEESVILLE ELDERLY	1,310,319	144,000	2,018,242	0	144,000	2,018,242	2,162,242	331,525	6/94	6/94	7-40 yrs.
LOCKPORT	994,124	125,000	1,524,202	0	125,000	1,524,202	1,649,202	241,698	9/94	7/94	5-27.5 yrs.
MAPLE LEAF	1,097,222	22,860	1,355,390	90,481	22,860	1,445,871	1,468,731	241,288	12/94	8/94	5-27.5yrs.
MARENGO PARK	752,406	50,010	886,695	0	50,010	886,695	936,705	252,596	3/94	10/93	5-27.5 yrs.
NATCHITOCHES	949,211	50,000	1,634,279	10,000	50,000	1,644,279	1,694,279	249,353	12/94	6/94	7-40 yrs.
NEWTON I	804,515	57,500	979,345	1,471	57,500	980,816	1,038,316	248,727	9/94	11/93	5-27.5 yrs.

Boston Capital Tax Credit Fund III Limited Partnership - Series 18 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
OSKALOOSA I	480,069	32,000	589,423	1,822	32,000	591,245	623,245	149,900	9/94	11/93	5-27.5 yrs.
PARVINS	783,476	41,508	1,741,048	4,742	41,508	1,745,790	1,787,298	474,156	11/93	8/93	5-27.5 yrs.
PEACHTREE	1,475,020	157,027	1,617,470	18,619	157,027	1,636,089	1,793,116	549,420	7/93	1/94	5-27.5 yrs.
PONDEROSA	1,481,818	82,454	1,903,972	45,143	82,454	1,949,115	2,031,569	364,434	5/94	3/94	5-27.5 yrs.
PRESTON WOODS	1,131,372	66,000	2,515,136	57,108	66,000	2,572,244	2,638,244	722,956	12/94	12/93	5-27.5 yrs.
RICHMOND MANOR	1,024,452	54,944	1,285,522	1,617	54,944	1,287,139	1,342,083	362,865	6/94	6/94	5-27.5 yrs.
RIO GRANDE	2,218,361	96,480	2,999,680	34,016	96,480	3,033,696	3,130,176	559,405	5/94	6/94	5-27.5 yrs.
RIPLEY HOUSING	497,371	14,000	646,850	38,414	14,000	685,264	699,264	110,990	7/94	1/94	5-40 yrs.
SAN JOAQUIN	1,815,890	55,000	2,463,181	0	55,000	2,463,181	2,518,181	328,759	12/94	3/94	5-50 yrs.
TROY ESTATES	688,705	45,000	826,432	11,798	45,000	838,230	883,230	248,723	1/94	12/93	5-27.5 yrs.
VIRGINIA AVENUE	1,718,618	121,238	3,510,339	9,654	121,238	3,519,993	3,641,231	856,777	10/94	10/94	5-27.5 yrs.
VISTA LOMA	1,602,957	267,612	1,600,128	210,925	267,612	1,811,053	2,078,665	306,981	9/94	5/94	5-27.5 yrs.
VIVIAN ELDERLY	238,862	45,000	1,668,938	0	45,000	1,668,938	1,713,938	281,679	9/94	7/94	7-40 yrs.
WESTMINSTER MEADOWS	2,054,280	250,000	3,605,890	14,065	250,000	3,619,955	3,869,955	1,021,684	11/94	12/93	5-27.5 yrs.
	46,170,686	3,394,339	75,572,791	3,883,605	3,357,967	79,456,396	82,814,363	18,031,004

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

* - Reduction due to reduced development fee, which reduced the property basis.

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 18

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/93		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	4,002,185
Improvements, etc	0
Other	0
		$4,002,185
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$4,002,185
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	42,200,169
Improvements, etc	19,531,960
Other	0
		$61,732,129
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$65,734,314
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	16,282,424
Other	0
		$16,282,424
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/96		$82,016,738

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 18 (continued)

Balance at close of period - 3/31/96		$82,016,738
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	137,752
Other	0
		$137,752
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/97		$82,154,490
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	164,466
Other	0
		$164,466
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$82,318,956
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	200,573
Other	0
		$200,573
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$82,519,529

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 18 (continued)

Balance at close of period - 3/31/99		$82,519,529
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	90,225
Other	0
		$90,225
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$82,609,754
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	204,609
Other	0
		$204,609
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$82,814,393

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 18 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/93		$0
Current year expense	$39,475
Balance at close of period - 3/31/94		$39,475
Current year expense	$911,009
Balance at close of period - 3/31/95		$950,484
Current year expense	$2,835,031
Balance at close of period - 3/31/96		$3,785,515
Current year expense	$3,000,815
Balance at close of period - 3/31/97		$6,786,330
Current year expense	$2,884,157
Balance at close of period - 3/31/98		$9,670,487
Current year expense	$2,798,960
Balance at close of period - 3/31/99		$12,469,447
Current year expense	$2,799,855
Balance at close of period - 3/31/00		$15,269,302
Current year expense	$2,761,702
Balance at close of period - 3/31/01		$18,031,004

Boston Capital Tax Credit Fund III Limited Partnership - Series 19 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
ANKENEY HOUSING	3,531,470	217,500	8,144,577	161,037	217,500	8,305,614	8,523,114	1,323,517	3/95	8/94	10-40 yrs.
CARROLLTON VILLA	1,412,648	60,015	2,682,843	172,843	60,015	2,855,686	2,915,701	673,782	3/95	6/94	5-27.5
CLARKE SCHOOL	2,520,998	200,000	5,493,464	230,056	200,000	5,723,520	5,923,520	888,211	12/94	12/94	12-40
FOREST ASSOCIATES	659,295	13,900	396,391	472,998	13,908	869,389	883,297	445,785	3/78	4/95	5-27.5
GARDEN GATE\FT WORTH	5,687,792	678,867	2,532,572	6,556,673	678,867	9,089,245	9,768,112	1,988,039	4/95	5/95	5-27.5
GARDEN GATE\PLANO	7,135,190	689,318	844,673	8,715,495	689,318	9,560,168	10,249,486	2,082,386	3/95	2/94	5-27.5
HEBBRONVILLE APTS.	514,653	50,711	650,002	0	50,711	650,002	700,713	120,512	4/94	12/93	7-40
HOLLISTER INV GRP	1,730,192	400,000	1,906,641	(61,972)	400,000	1,844,669	2,244,669	210,321	5/95	3/95	5-50
HOLTS SUMMIT SQUARE	1,208,506	110,373	524,966	2,033,915	110,373	2,558,881	2,669,254	653,862	12/94	6/94	5-27.5
INDEPENDENCE PROPERTIES	848,591	38,500	503,166	517,210	38,500	1,020,376	1,058,876	194,915	12/94	6/94	5-40
JEFFERSON SQUARE	2,472,892	385,000	4,548,650	128,027	385,000	4,676,677	5,061,677	834,442	8/95	5/94	5-27.5
JENNY LYNN PROPERTIES	798,268	65,000	958,809	7,000	65,000	965,809	1,030,809	235,985	9/94	1/94	5-27.5
JEREMY ASSOCIATES	3,564,103	522,890	6,954,516	246,366	522,890	7,200,882	7,723,772	1,049,005	12/95	6/96	5-40
LONE STAR SR.	608,848	20,492	835,453	0	20,492	835,453	855,945	138,309	5/94	12/93	7-40
MADISON L.P.	646,937	42,707	810,978	0	32,500	810,978	843,478	204,650	10/94	12/93	5-27.5
MANSURA VILLA	957,648	20,254	301,687	995,584	25,000	1,297,271	1,322,271	181,755	8/95	5/94	5-27.5
MARTINDALE APTS.	675,332	40,270	861,032	0	40,270	861,032	901,302	161,024	1/94	12/93	7-40
MUNFORD VILLAGE	755,853	24,800	980,102	3,415	24,800	983,517	1,008,317	180,333	4/94	10/93	5-40
NORTHPOINTE LP	4,621,576	371,000	9,834,451	1,377	371,000	9,835,828	10,206,828	1,381,245	6/95	7/94	5-27.5
SAHALE HEIGHTS	850,874	72,000	1,062,350	111	72,000	1,062,461	1,134,461	269,943	6/94	1/94	5-27.5

Boston Capital Tax Credit Fund III Limited Partnership - Series 19 Schedule III - Real Estate and Accumulated Depreciation March 31, 2001
COL A.	COL B.	COL C	.	COL D			COL E.		COL F.	COL G.	COL H.
		Initial cost to company		Cost capitalized subsequent to acquisition	Gross amount at which carried at close of period
Description	Encum-brances	Land	Buildings and improvements	Improvements	Land	Buildings and improvements	Total	Accumulated depreciation	Date of construction	Date acquired	Life on which depreciation is computed
SHERWOOD KNOLL	774,285	45,000	963,996	16,692	45,000	980,688	1,025,688	183,865	4/94	10/93	5-40
SUGARWOOD PARK	3,465,163	281,875	5,949,680	15,494	281,875	5,965,174	6,247,049	1,378,257	7/95	4/94	5-27.5
SUMMERSET HOUSING	933,378	68,665	1,160,825	(25,664)	68,665	1,135,161	1,203,826	210,371	11/95	1/94	7-27.5
VISTA'S ASSOC.	3,178,342	831,600	7,055,338	5,230	831,600	7,060,568	7,892,168	1,276,023	1/95	12/93	5-27.5
WEDGEWOOD LANE	993,550	85,000	1,106,604	10,853	85,000	1,117,457	1,202,457	216,073	9/94	6/94	5-40
WILLOWOOD PARK	4,140,362	511,051	6,867,791	159,750	511,051	7,027,541	7,538,592	1,775,505	12/94	11/93	5-27.5
	54,686,746	5,846,788	73,931,557	20,362,490	5,841,335	94,294,047	100,135,382	18,258,115

Since the Operating Partnerships maintain a calendar year end, the information reported on this schedule is as of December 31, 2000.

a - Decrease due to the reallocation of acquisition costs

b - Property was disposed of during f/y ending March 31, 1999.

There we no carrying costs as of December 31, 2000. The Column has been omitted for presentation purposes.

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 19

Reconciliation of Land, Building & Improvements current year changes

Balance at beginning of period - 4/1/93		$0
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	9,012,131
Improvements, etc	0
Other	0
		$9,012,131
Deductions during period:
Cost of real estate sold	$0
Other*	0
		$0
Balance at close of period - 3/31/94		$9,012,131
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	24,845,235
Improvements, etc	13,156,474
Other	0
		$38,001,709
Deductions during period:
Cost of real estate sold	$0
Other	0
		$0
Balance at close of period - 3/31/95		$47,013,840
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	410,291
Improvements, etc	52,257,570
Other	0
		$52,667,861
Deductions during period:
Cost of real estate sold	0
Other	0
		$0
Balance at close of period - 3/31/96		$99,681,701

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 19 (continued)

Balance at close of period - 3/31/96		$99,681,701
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	7,477,406
Improvements, etc	594,800
Other	0
		$8,072,206
Deductions during period:
Cost of real estate sold	$(8,720,704)
Other	(124,499)
		(8,845,203)
Balance at close of period - 3/31/97		$98,908,704
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	224,896
Other	0
		$224,896
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/98		$99,133,600
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	228,405
Other	0
		$228,405
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/99		$99,362,005

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 19 (continued)

Balance at close of period - 3/31/99		$99,362,005
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	280,218
Other	0
		$280,218
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/00		$99,642,223
Additions during period:
Acquisitions through foreclosure	$0
Other acquisitions	0
Improvements, etc	493,159
Other	0
		$493,159
Deductions during period:
Cost of real estate sold	$0
Other	0
		0
Balance at close of period - 3/31/01		$100,135,382

Notes to Schedule III
Boston Capital Tax Credit Fund III Limited Partnership - Series 19 (continued)

Reconciliation of Accumulated Depreciation current year changes

Balance at beginning of period - 4/1/93		$0
Current year expense	$98,220
Balance at close of period - 3/31/94		$98,220
Current year expense	$418,177
Balance at close of period - 3/31/95		$516,397
Current year expense	$2,779,948
Balance at close of period - 3/31/96		$3,296,345
Current year expense	$2,591,856
Balance at close of period - 3/31/97		$5,888,201
Current year expense	$3,087,218
Balance at close of period - 3/31/98		$8,975,419
Current year expense	$3,096,686
Balance at close of period - 3/31/99		$12,072,105
Current year expense	$3,079,193
Balance at close of period - 3/31/00		$15,151,298
Current year expense	$3,106,817
Balance at close of period - 3/31/01		$18,258,115