Form 10-Q
period 2001-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2001-08-15
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2001

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2001 *

Balance_Sheets *

Balance_Sheets_Series_15 *

Balance_Sheets_Series_16 *

Balance_Sheets_Series_17 *

Balance_Sheets_Series_18 *

Balance_Sheets_Series_19 *

Statements_of_Operations *

THree Months Ended june 30 *

Statements_of_Operations_Series_15 *

Statements_of_Operations_Series_16 *

Statements_of_Operations_Series_17 *

Statements_of_Operations_Series_18 *

Statements_of_Operations_Series_19 *

Changes_in_Partners_Capital 16

Changes_in_Partners_Capital_Series_15 17

Changes_in_Partners_Capital_Series_16 17

Changes_in_Partners_Capital_Series_17 18

Changes_in_Partners_Capital_Series_18 18

Changes_in_Partners_Capital_Series_19 19

Statements_of_Cash_Flows 20

THREE MONTHS Ended JUNE 30

Statements_of_Cash_Flows_Series_15 22

Statements_of_Cash_Flows_Series_16 24

Statements_of_Cash_Flows_Series_17 26

Statements_of_Cash_Flows_Series_18 28

Statements_of_Cash_Flows_Series_19 30

Notes_to_Financial_Statements *

Note_A_Organization *

Note_B_Accounting *

Investment *

Cost

Note_C_Related_Party_Transactions 34

Note_D_Investments 35

Combined_Statements_of_Operations 37

Combined_Statements_Series_15 37

Combined_Statements_Series_16 38

Combined_Statements_Series_17 39

Combined_Statements_Series_18 40

Combined_Statements_Series_19 *

Liquidity *2

Capital_Resources *

Results_of_Operations 44

Part_II_Other_Information 49

SIGNATURES 50

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 82,909,804	$ 85,319,858

OTHER ASSETS
Cash and cash equivalents	1,872,048	1,122,380
Investments	790,757	1,465,643
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	1,457,229	1,474,454
Other assets	3,173,178	3,032,043
	$ 91,512,998	$ 93,724,360

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,553	$ 4,553
Accounts payable affiliates	15,818,210	15,040,788
Capital contributions payable	1,384,034	1,384,034
	17,206,797	16,429,375

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of March 31, 2001	75,452,802	78,411,698
General Partner	(1,146,601)	(1,116,713)
	74,306,201	77,294,985
	$ 91,512,998	$ 93,724,360

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$10,306,888	$10,617,785

OTHER ASSETS
Cash and cash equivalents	235,356	229,627
Investments	286,218	286,218
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	223,372	226,000
Other assets	803,720	799,327
	$11,855,554	$12,158,957

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	4,355,480	4,218,465
Capital contributions payable	16,206	16,206
	4,372,831	4,235,816

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of March 31, 2001	7,740,567	8,176,581
General Partner	(257,844)	(253,440)
	7,482,723	7,923,141
	$11,855,554	$12,158,957

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,882,076	$20,493,977

OTHER ASSETS
Cash and cash equivalents	680,955	113,123
Investments	-	535,809
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	358,108	362,321
Other assets	136,943	138,036
	$21,058,082	$21,643,266

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,584,021	3,411,025
Capital contributions payable	138,506	138,506
	3,722,527	3,549,531

PARTNERS CAPITAL
Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of March 31, 2001	17,628,809	18,379,407
General Partner	(293,254)	(285,672)

	17,335,555	18,093,735
	$21,058,082	$21,643,266

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,002,645	$19,483,775

OTHER ASSETS
Cash and cash equivalents	375,669	397,129
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	322,660	326,548
Other assets	2,113,841	1,985,681
	$23,124,797	$23,503,115

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,902,228	4,633,143
Capital contributions payable	1,186,768	1,186,768
	6,088,996	5,819,911

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of March 31, 2001	17,295,123	17,936,052
General Partner	(259,322)	(252,848)
	17,035,801	17,683,204
	$23,124,797	$23,503,115

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$13,980,255	$14,578,072

OTHER ASSETS
Cash and cash equivalents	241,687	238,396
Investments	107,824	107,824
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	243,476	246,330
Other assets	94,756	93,007
	$14,667,998	$15,263,629

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,989,372	1,893,885
Capital contributions payable	18,554	18,554
	2,007,926	1,912,439

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of March 31, 2001	12,843,699	13,527,906
General Partner	(183,627)	(176,716)
	12,660,072	13,351,190
	$14,667,998	$15,263,629

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$19,737,940	$20,146,249

OTHER ASSETS
Cash and cash equivalents	338,381	144,105
Investments	396,715	535,792
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	309,613	313,255
Other assets	23,918	15,992
	$20,806,567	$21,155,393

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,408	$ 3,408
Accounts payable affiliates	987,109	884,270
Capital contributions payable	24,000	24,000
	1,014,517	911,678

PARTNERS CAPITAL

Limited Partners Units of limited partnership Interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of March 31, 2001	19,944,604	20,391,752
General Partner	(152,554)	(148,037)
	19,792,050	20,243,715
	$20,806,567	$21,155,393

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 28,524	$ 28,179
Other income	16	998
	28,540	29,177

Share of loss from Operating Partnerships(Note D)	(2,356,628)	(2,489,704)

Expenses
Professional fees	73,407	13,372
Fund management fee (Note C)	548,490	547,815
Amortization	17,225	17,225
General and administrative expenses	21,574	44,858
	660,696	623,270

NET LOSS	$(2,988,784)	$(3,083,797)

Net loss allocated to limited partners	$(2,958,896)	$(3,052,958)

Net loss allocated to general partner	$ (29,888)	$ (30,839)

Net loss per BAC	$ (.68)	$ (.69)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2001	2000

Income
Interest income	$ 5,727	$ 4,294
Other income	16	9
	5,743	4,303

Share of loss from Operating Partnerships(Note D)	(310,584)	(455,506)

Expenses
Professional fees	9,690	3,230
Fund management fee	119,368	110,891
Amortization	2,628	2,628
General and administrative expenses	3,891	8,214
	135,577	124,963

NET LOSS	$ (440,418)	$ (576,166)

Net loss allocated to limited partners	$ (436,014)	$ (570,404)

Net loss allocated to general partner	$ (4,404)	$ (5,762)

Net loss per BAC	$ (.11)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2001	2000

Income
Interest income	$ 8,605	$ 10,425
Other income	-	436
	8,605	10,861

Share of loss from Operating Partnerships(Note D)	(608,222)	(819,165)

Expenses
Professional fees	12,922	4,283
Fund management fee	136,198	152,430
Amortization	4,213	4,213
General and administrative expenses	5,230	11,227
	158,563	172,153

NET LOSS	$ (758,180)	$ (980,457)

Net loss allocated to limited partners	$ (750,598)	$ (970,652)

Net loss allocated to general partner	$ (7,582)	$ (9,805)

Net loss per BAC	$ (.14)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2001	2000

Income
Interest income	$ 2,176	$ 2,998
Other income	-	553
	2,176	3,551

Share of loss from Operating Partnerships(Note D)	(481,118)	(473,016)

Expenses
Professional fees	39,993	2,446
Fund management fee	119,219	112,419
Amortization	3,888	3,888
General and administrative expenses	5,361	10,574
	168,461	129,327

NET LOSS	$ (647,403)	$ (598,792)

Net loss allocated to limited partners	$ (640,929)	$ (592,804)

Net loss allocated to general partner	$ (6,474)	$ (5,988)

Net loss per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2001	2000

Income
Interest Income	$ 2,879	$ 3,310
Other income	-	-
	2,879	3,310

Share of loss from Operating Partnerships(Note D)	(594,861)	(407,350)

Expenses
Professional fees	6,309	1,916
Fund management fee	86,634	72,916
Amortization	2,854	2,854
General and administrative expenses	3,339	6,982
	99,136	84,668

NET LOSS	$ (691,118)	$ (488,708)

Net loss allocated to limited partners	$ (684,207)	$ (483,821)

Net loss allocated to general partner	$ (6,911)	$ (4,887)

Net loss per BAC	$ (.19)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2001	2000

Income
Interest income	$ 9,137	$ 7,152
Other income	-	-
	9,137	7,152

Share of loss from Operating Partnerships(Note D)	(361,843)	(334,667)

Expenses
Professional fees	4,493	1,497
Fund management fee	87,071	99,159
Amortization	3,642	3,642
General and administrative expenses	3,753	7,861
	98,959	112,159

NET LOSS	$ (451,665)	$ (439,674)

Net loss allocated to limited partners	$ (447,148)	$ (435,277)

Net loss allocated to general partner	$ (4,517)	$ (4,397)

Net loss per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 78,411,698	$(1,116,713)	$ 77,294,985

Net income (loss)	(2,958,896)	(29,888)	(2,988,784)

Partners' capital (deficit), June 30, 2001	$ 75,452,802	$(1,146,601)	$ 74,306,201

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2001	$ 8,176,581	$ (253,440)	$ 7,923,141

Net income (loss)	(436,014)	(4,404)	(440,418)

Partners' capital (deficit) June 30, 2001	$ 7,740,567	$ (257,844)	$ 7,482,723

Series 16
Partners' capital (deficit) April 1, 2001	$ 18,379,407	$ (285,672)	$ 18,093,735

Net income (loss)	(750,598)	(7,582)	(758,180)

Partners' capital (deficit) June 30, 2001	$ 17,628,809	$ (293,254)	$ 17,335,555

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2001	$ 17,936,052	$ (252,848)	$ 17,683,204

Net income (loss)	(640,929)	(6,474)	(647,403)

Partners' capital (deficit) June 30, 2001	$ 17,295,123	$ (259,322)	$ 17,035,801

Series 18
Partners' capital (deficit) April 1, 2001	$ 13,527,906	$ (176,716)	$ 13,351,190

Net income (loss)	(684,207)	(6,911)	(691,118)

Partners' capital (deficit), June 30, 2001	$ 12,843,699	$ (183,627)	$ 12,660,072

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2001	$ 20,391,752	$ (148,037)	$ 20,243,715

Net income (loss)	(447,148)	(4,517)	(451,665)

Partners' capital (deficit), June 30, 2001	$ 19,944,604	$ (152,554)	$ 19,792,050

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2001	2000
Cash Flows from operating activities:

Net Loss	$(2,988,784)	$(3,083,797)
Adjustments
Distributions from Operating Partnerships	53,426	18,195
Amortization	17,225	17,225
Share of Loss from Operating Partnerships	2,356,628	2,489,704
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2)
Decrease (Increase) in accounts receivable	(141,135)	(56,925)
Decrease (Increase) in accounts payable affiliates	777,422	682,332

Net cash (used in) provided by operating activities	74,782	66,732

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	54,340
Investments	674,886	(1,752)

Net cash (used in) provided by investing activities	674,886	52,588

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	749,668	119,320

Cash and cash equivalents, beginning	1,122,380	1,754,063

Cash and cash equivalents, ending	$ 1,872,048	$ 1,873,383

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (440,418)	$ (576,166)
Adjustments
Distributions from Operating Partnerships	313	7
Amortization	2,628	2,628
Share of Loss from Operating Partnerships	310,584	455,506
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1)
Decrease (Increase) in accounts receivable	(4,393)	(1,715)
Decrease (Increase) in accounts payable affiliates	137,015	137,013

Net cash (used in) provided by operating activities	5,729	17,272

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	32,170
Investments	-	-

Net cash (used in) provided by investing activities	-	32,170

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,729	49,442

Cash and cash equivalents, beginning	229,627	308,497

Cash and cash equivalents, ending	$ 235,356	$ 357,939

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (758,180)	$ (980,457)
Adjustments
Distributions from Operating Partnerships	3,679	1,283
Amortization	4,213	4,213
Share of Loss from Operating Partnerships	608,222	819,165
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	1,093	(6,698)
Decrease (Increase) in accounts payable affiliates	172,996	172,995

Net cash (used in) provided by operating activities	32,023	10,501

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	-
Investments	535,809	(1,752)

Net cash (used in) provided by investing activities	535,809	(1,752)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	567,832	8,749

Cash and cash equivalents, beginning	113,123	307,415

Cash and cash equivalents, ending	$ 680,955	$ 316,164

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (647,403)	$ (598,792)
Adjustments
Distributions from Operating Partnerships	12	1,172
Amortization	3,888	3,888
Share of Loss from Operating Partnerships	481,118	473,016
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(128,160)	(42,591)
Decrease (Increase) in accounts payable affiliates	269,085	174,000

Net cash (used in) provided by operating activities	(21,460)	10,693

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	22,170
Investments	-	-

Net cash (used in) provided by investing activities	-	22,170

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,460)	32,863

Cash and cash equivalents, beginning	397,129	404,005

Cash and cash equivalents, ending	$ 375,669	$ 436,868

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (691,118)	$ (488,708)
Adjustments
Distributions from Operating Partnerships	2,956	15,654
Amortization	2,854	2,854
Share of Loss from Operating Partnerships	594,861	407,350
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(1,749)	(1,284)
Decrease (Increase) in accounts payable affiliates	95,487	95,487

Net cash (used in) provided by operating activities	3,291	31,353

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,291	31,353

Cash and cash equivalents, beginning	238,396	377,094

Cash and cash equivalents, ending	$ 241,687	$ 408,447

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (451,665)	$ (439,674)
Adjustments
Distributions from Operating Partnerships	46,466	79
Amortization	3,642	3,642
Share of Loss from Operating Partnerships	361,843	334,667
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1)
Decrease (Increase) in accounts receivable	(7,926)	(4,637)
Decrease (Increase) in accounts payable affiliates	102,839	102,837

Net cash (used in) provided by operating activities	55,199	(3,087)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	-
Investments	139,077	-

Net cash (used in) provided by investing activities	139,077	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194,276	(3,087)

Cash and cash equivalents, beginning	144,105	357,052

Cash and cash equivalents, ending	$ 338,381	$ 353,965

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001

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
June 30, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2001 and for the three months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations.  Such adjustments are of a normal recurring nature.

Investments

The Fund has included in investments Certificates of Deposit with original materities of one year or less. These investments are carried at costs.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2001 the Fund has accumulated unallocated acquisition amortization totaling $436,107.  The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2001 and 2000 is as follows:

	2001	2000

Series 15	$ 65,797	$ 55,286
Series 16	105,321	88,471
Series 17	105,090	89,540
Series 18	71,463	60,050
Series 19	88,436	73,866
	$436,107	$367,213

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Partners, Inc., and Boston
Capital Asset Management Limited Partnership as follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Funds
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended June 30, 2001 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  The fund management fees accrued for the quarter ended June 30, 2001 and 2000 are as follows:

	2001	2000

Series 15	$137,013	$137,013
Series 16	172,995	172,995
Series 17	140,925	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$649,257	$649,257

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2001 and 2000, the Fund had limited partnership interests in
241 Operating Partnerships which own or are constructing apartment complexes.  The breakdown of Operating Partnerships within the Fund at June
30, 2001 and 2000 is as follows:

Series 15	68
Series 16	64
Series 17	49
Series 18	34
Series 19	26
241

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - CONTINUED

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating
Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2001 and 2000 are as follows:

	2001	2000

Series 15	$ 16,206	$ 32,922
Series 16	138,506	140,006
Series 17	1,186,768	1,206,768
Series 18	18,554	18,554
Series 19	24,000	34,000
	$1,384,034	$1,432,250

The Funds fiscal year ends March 31st of each year, while all the Operating
Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2001.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 15

	2001	2000

Revenues
Rental	$ 2,552,986	$ 2,486,174
Interest and other	100,993	82,688

	2,653,979	2,568,862

Expenses
Interest	690,636	687,628
Depreciation and amortization	872,515	902,907
Operating expenses	1,707,206	1,653,173
	3,270,357	3,243,708

NET LOSS	$ (616,378)	$ (674,846)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (310,584)	$ (455,506)

Net loss allocated to other Partners	$ (6,164)	$ (6,748)

Net loss suspended	$ (299,630)	$ (212,592)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 16

	2001	2000

Revenues
Rental	$ 3,260,693	$ 3,367,472
Interest and other	131,989	139,573

	3,392,682	3,507,045

Expenses
Interest	878,033	996,864
Depreciation and amortization	1,152,243	1,239,477
Operating expenses	2,118,641	2,204,378
	4,148,917	4,440,719

NET LOSS	$ (756,235)	$ (933,674)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (608,222)	$ (819,165)

Net loss allocated to other Partners	$ (7,562)	$ (9,337)

Net loss suspended	$ (140,451)	$ (105,172)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 17
	2001	2000

Revenues
Rental	$ 3,040,833	$ 2,934,851
Interest and other	105,039	106,438

	3,145,872	3,041,289

Expenses
Interest	942,480	905,724
Depreciation and amortization	957,277	930,184
Operating expenses	1,870,452	1,746,883
	3,770,209	3,582,791

NET LOSS	$ (624,337)	$ (541,502)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (481,118)	$ (473,016)

Net loss allocated to other Partners	$ (6,244)	$ (68,486)

Net Loss Suspended	$ (136,975)	$ -

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 18

	2001	2000

Revenues
Rental	$ 1,691,947	$ 1,649,338
Interest and other	45,151	86,082

	1,737,098	1,735,420

Expenses
Interest	512,831	470,360
Depreciation and amortization	642,559	630,183
Operating expenses	1,214,852	1,062,904
	2,370,242	2,163,447

NET LOSS	$ (633,144)	$ (428,027)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (594,861)	$ (407,350)

Net loss allocated to other Partners	$ (6,331)	$ (4,280)

Net loss suspended	$ (31,952)	$ (16,397)

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
June 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three months ended March 31,
(Unaudited)

Series 19
	2001	2000

Revenues
Rental	$ 2,442,319	$ 2,375,194
Interest and other	61,362	65,676

	2,503,681	2,440,870

Expenses
Interest	822,043	803,038
Depreciation and amortization	724,214	742,598
Operating expenses	1,334,282	1,240,333
	2,880,539	2,785,969

NET LOSS	$ (376,858)	$ (345,099)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (361,843)	$ (334,667)

Net loss allocated to other Partners	$ (3,769)	$ (3,451)

Net loss suspended	$ (11,246)	$ (6,981)

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended March 31, 2002 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating
Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2001 were $649,257 and total fund management fees accrued as of June 30, 2001 were $14,497,281. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities.  The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient
levels of liquidity to meet the third party obligations of the Fund.   The
Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

The Fund has recorded an additional $1,320,928 as payable to affiliates.
This represents fundings to make advances and/or loans to certain Operating
Partnerships in Series 15 and Series 17 of the Fund of $213,564, and
$1,107,364 respectively.

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

During the quarter ended June 30, 2001, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that  Series 15 has invested in as of June 30, 2001.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December 28, 1992. The
Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

     During the quarter ended June 30, 2001, none of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $138,506 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2001.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24,
1993.  Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

     During the quarter ended June 30, 2001, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable in the amount of $1,186,768 as of June 31,
2001. Of the amount outstanding, $1,139,873 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $46,895 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September 22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

During the quarter ended June 30, 2001, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 2001.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8,
1993.  Offers and sales of BACs in Series 19 were completed on December 17,
1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 2001, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2001.

Results of Operations

As of June 30, 2001 and 2000 the Fund held limited partnership interests in 241 Operating Partnerships.  In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset
Management Limited Partnerships (formerly Boston Capital Communications
Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships.  The fund management fees incurred for the quarter ended
June 30, 2001 for Series 15, Series 16, Series 17, Series 18 and Series 19
were $119,368, $136,198, $119,219, $86,634, and $87,071 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2001 and 2000, the average qualified occupancy for the series was 100% for both years.  The series had a total of 68 properties at
June 30, 2001, all of which were at 100% qualified occupancy.

For the three months being reported Series 15 reflects a net loss from
Operating Partnerships of $616,378.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$256,137.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

    Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy for the second quarter of 2001 averaged 98%. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated above breakeven for the year 2000 and continued to do so through the second quarter of 2001.
At this time, the Operating General Partner has completed negotiations with the property's management company and has transferred the Operating General
Partnership interest to that entity effective January 1, 2001. It is anticipated that the addition of a local Operating General Partner will enhance the property's ability to refinance its permanent mortgage.

In April of 2000, School Street I LP, (School Street Apartments - Phase
I) inserted Marshall School Street I, LLC, as the Operating General Partner
and property management company. Since taking control, the management company completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property improved and should continue to improve in to 2001. During the first six months of 2001 occupancy averaged 97%. Based on the higher occupancy and the improved tenant selection criteria, the property's operations and cash should improve in 2001. The
Operating General Partner continues to fund any operating cash deficits.

Series 16

As of June 30, 2001 and 2000, the average qualified occupancy for the series was 99.9% and 99.7%, respectively. The series had a total of 64 properties at June 30, 2001.  Out of the total, 62 had 100% qualified occupancy.

For the three months being reported Series 16 reflects a net loss from
Operating Partnerships of $756,235.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$396,008.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increased supply of affordable housing in the area with superior amenities hampered marketing efforts and made tenant retention difficult. Average physical occupancy for 2000 was 75%, down from an average of 85% in 1999. Occupancy trended up to an average of 80% for the first quarter ended March 31, 2001 and 82% for the second quarter ended June
30, 2001. Property management has lowered rents during 2001 to better compete against the newer affordable housing complexes. As a result of the improved occupancy and reduced operating expenses, operations have improved from the same period in 2000. Marketing efforts are referrals from the nearby Air
Force Base, newspaper advertising and flyers. The Operating General Partner continues to support the property financially. The second mortgage was renewed on April 26, 2001 with a reduction in the interest rate. The mortgage, taxes, and payable are current.

In January of 2001, Haynes House Associates II, L.P. (Haynes House
Apartments) experienced a fire in one of the units due to tenant neglect.
Only the unit in which the fire started suffered fire damage, however;
surrounding units experienced smoke and water damage. All of the units have been repaired as of March 31, 2001. The Insurance company covered all costs incurred after the $1,000 deductible to repair the damages caused by the fire.
The tenant responsible for the fire has been evicted and the unit has been re-
leased

Series 17

   As of June 30, 2001 and 2000, the average qualified occupancy for the series was 99.7% for both years.  The series had a total of 49 properties at
June 30, 2001.  Out of the total 48 had 100% qualified occupancy.

For the three months being reported Series 17 reflects a net loss from
Operating Partnerships of $624,337.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of
$332,940. This is an interim period estimate; it is not necessarily indicative of the final year end results.

  Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property.  Average occupancy for the year 2000 was 93.54%. Occupancy remains stable at 90% for the second quarter of 2001. During 1999 the mortgage was restructured to reduce operating costs. As a result of the mortgage restructure and improved occupancy the property maintained break-even operations during 2000. An affiliate of the management company assumed the
General Partner responsibilities for the partnership, on January 1, 2001. The
Investment General Partner continues to monitor this situation closely.

The mortgage lender for Cypress Point Limited Partnership (Laurel Ridge
Apartment) placed the partnership in default of its mortgage because the property failed to achieve the required debt service coverage ratio and failed to make its required real estate tax payment. The existing loan terms provided for an interest rate adjustment after the initial five-year permanent mortgage period. When this adjustment occurred there was a rate increase, which in turn increased the property's debt service payment, adversely affecting operations. The Investment Limited Partner advanced funds to the partnership to bring the taxes current. In September 2000, BCP Wisconsin
LLC became the managing general partner of the partnership. BCP Wisconsin LLC negotiated a standstill agreement with the lender in order to allow time to devise different options for dealing with existing loan defaults. The lender was not amenable to the work out plan that BCP Wisconsin LLC had previously proposed. BCP Wisconsin LLC ultimately decided that the interests of the property would best be served if it took out the existing lender under a refinancing with an alternate mortgage lender. Application for refinancing was made with an alternate lender. In June of 2001 the Investment General
Partner refinanced the first mortgage and put in place BCP Cypress LLC as the new sole General Partner. The refinancing provided significantly more favorable loan terms. The scope of capital improvement at the property is nearing completion and is having a positive impact on rents. No further funding advances from the Investment Limited Partner are expected to be required. The loan proceeds from the refinancing will allow repayment of all prior advances (including capital improvement work) from the Investment
Limited Partner.

The area surrounding the property owned by California Investors VI LP
(Orchard Park) continues to experience economic growth. Currently a high school is in the process of being built across the street from the front entrance of the community. It is anticated that the school will open this fall. The location of this school will continue to enhance marketing efforts.
Occupancy averaged 98% for the second quarter of 2001. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the partnership on
January 1, 2001.

Physical occupancy at Palmetto Properties Ltd. (Palmetto Villas)
for 2000 averaged 84%. Occupancy in the first half of 2001 has increased
97%. The property suffered from low occupancy in 1999 and the first half of
2000 due to poor on-site management and significant deferred maintenance issues. As a result, the property management company was replaced in January
2000. Since the management company change occurred, occupancy levels have steadily increased as improvements have been made at the property and deferred maintenance has been addressed. However, property taxes remain in arrears for
1998, 1999, and 2000. At this time, the Investment General Partner is working with the new management company to obtain low interest deferred maintenance loans to complete the remaining necessary repairs, and cure the tax delinquency. The Investment General Partner continues negotiations with the current Operating General Partner aimed at removing him from the partnership.
The new management company has expressed interest in assuming the role of
Operating General Partner, and based on the management company's performance to date, the partnership would benefit substantially from this arrangement.

Series 18

 As of June 30, 2001 and 2000 the average qualified occupancy for the series was 100% for both years.  The series had a total of
34 properties at June 30, 2001, all of which were at 100% qualified occupancy.

For the three months being reported Series 18 reflects a net loss from
Operating Partnerships of $633,144.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$9,415.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts), located in West
Palm Beach, Florida, operated below break-even for the second quarter of 2001 mainly due to high operating expenses. Insurance costs in the state of
Florida have increased significantly during 2001. In addition, the project has performed some necessary roof repairs. The General Partner continues to share operating costs with an affiliated property in the same neighborhood in an attempt to reduce expenses. The Operating Genral Partner has also managed to secure a rental increase resulting in a net increase of gross potential rents of $18,000 annually. It is anticipated that the project will breakeven in 2002. Average occupancy for the second quarter of 2001 was strong at 97%.

Marengo Park Apartments, Limited Partnership (Marengo Park) operated below breakeven due to low occupancy levels. Occupancy averaged 84% in 2000.
Management has attributed the occupancy problem to the local economy. Due to historical low occupancy rates, the property suffered from under funded reserves and delinquent real estate taxes. The Investment General Partner and the Operating General Partner negotiated a workout plan with Rural Development to address these issues. Now that the workout plan is in place both real estate taxes and reserves are current. Additionally, Rural Development approved Special Market Rate rents at the property in an effort to improve occupancy. Occupancy continued to improve into the second quarter of 2001, averaging 96% for June 2001.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to higher than average operating expenses and debt service.  The management company increased the number of transitional units to five from two. There are several reasons for the additional transitional units, including the receipt of additional funding from HUD to subsidize the units. In addition, originally transitional residents were only allowed to live at the property for 30-days, thus, the property would incur significant maintenance and turnover costs. Currently, transitional residents are allowed to reside at the property for up to six months, which has significantly reduced the turnover costs. The Operating General Partner and the management company have been deferring their respective fees to improve the property's cash flow.  In addition, the Operating General Partner continues to fund deficits.  The property currently has an occupancy rate of
100%. The management company continues to monitor operating expenses and reports that expenses remain stable and within acceptable levels. The management company reports the property generates sufficient cash flow to cover the operating expenses. However the property continues to operate with a deficit as a result of the high debt service requirement and/or refinance the existing debt. Management continues to anticipate breakeven operations when the debt service requirement is reduced.

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
At this point, no adjustments have been made to the accompaning financial statement. The Investment General Partner will continue to closely monitor the process.

Series 19

  As of June 30, 2001 and 2000 the average qualified occupancy for the series was 100% for both years.  The series had a total of 26 properties at June 30, 2001, all of which were at 100% qualified occupancy.

For the three months being reported Series 19 reflects a net loss from
Operating Partnerships of $376,858.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$347,356. This is an interim period estimate; it is not necessarily
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

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner

Date: August 15, 2001	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 15, 2001	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.