Form 10-Q
period 2001-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2001-11-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2001

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30, 2001 *

Balance_Sheets *

Balance_Sheets_Series_15 *

Balance_Sheets_Series_16 *

Balance_Sheets_Series_17 *

Balance_Sheets_Series_18 *

Balance_Sheets_Series_19 *

Statements_of_Operations *

THree Months Ended September 30 *

Statements_of_Operations_Series_15 *

Statements_of_Operations_Series_16 *

Statements_of_Operations_Series_17 *

Statements_of_Operations_Series_18 *

Statements_of_Operations_Series_19 *

SIX Months Ended September 30 16

Statements_of_Operations_Series_15 17

Statements_of_Operations_Series_16 18

Statements_of_Operations_Series_17 19

Statements_of_Operations_Series_18 20

Statements_of_Operations_Series_19 21

Changes_in_Partners_Capital 22

Changes_in_Partners_Capital_Series_15 23

Changes_in_Partners_Capital_Series_16 23

Changes_in_Partners_Capital_Series_17 24

Changes_in_Partners_Capital_Series_18 24

Changes_in_Partners_Capital_Series_19 25

Statements_of_Cash_Flows 26

THREE MONTHS Ended September 30

Statements_of_Cash_Flows_Series_15 28

Statements_of_Cash_Flows_Series_16 30

Statements_of_Cash_Flows_Series_17 32

Statements_of_Cash_Flows_Series_18 34

Statements_of_Cash_Flows_Series_19 36

Notes_to_Financial_Statements *

Note_A_Organization *

Note_B_Accounting *

Investment *

Cost

Note_C_Related_Party_Transactions 40

Note_D_Investments 41

Combined_Statements_of_Operations 43

Combined_Statements_Series_15 43

Combined_Statements_Series_16 44

Combined_Statements_Series_17 45

Combined_Statements_Series_18 46

Combined_Statements_Series_19 *

Liquidity *

Capital_Resources *

Results_of_Operations 50

Part_II_Other_Information 55

SIGNATURES 56

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 80,713,947	$ 85,319,858

OTHER ASSETS
Cash and cash equivalents	2,122,592	1,122,380
Investments	541,431	1,465,643
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	1,440,006	1,474,454
Other assets	2,994,725	3,032,043
	89,122,683	$ 93,724,360

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,553	$ 4,553
Accounts payable affiliates	16,316,759	15,040,788
Capital contributions payable	1,384,034	1,384,034
	17,705,346	16,429,375

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of March 31, 2001	72,592,826	78,411,698
General Partner	(1,175,489)	(1,116,713)
	71,417,337	77,294,985
	$ 89,122,683	$ 93,724,360

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$10,048,046	$10,617,785

OTHER ASSETS
Cash and cash equivalents	353,861	229,627
Investments	144,280	286,218
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	220,744	226,000
Other assets	798,247	799,327
	$11,565,178	$12,158,957

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	4,492,492	4,218,465
Capital contributions payable	16,206	16,206
	4,509,843	4,235,816

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of March 31, 2001	7,317,453	8,176,581
General Partner	(262,118)	(253,440)
	7,055,335	7,923,141
	$11,565,178	$12,158,957

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$19,208,007	$20,493,977

OTHER ASSETS
Cash and cash equivalents	671,219	113,123
Investments	-	535,809
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	353,896	362,321
Other assets	125,928	138,036
	$20,359,050	$21,643,266

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,757,016	3,411,025
Capital contributions payable	138,506	138,506
	3,895,522	3,549,531

PARTNERS CAPITAL
Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of March 31, 2001	16,765,502	18,379,407
General Partner	(301,974)	(285,672)

	16,463,528	18,093,735
	$20,359,050	$21,643,266

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,634,176	$19,483,775

OTHER ASSETS
Cash and cash equivalents	427,006	397,129
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	318,773	326,548
Other assets	1,963,133	1,985,681
	$22,653,070	$23,503,115

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,892,445	4,633,143
Capital contributions payable	1,186,768	1,186,768
	6,079,213	5,819,911

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of March 31, 2001	16,837,798	17,936,052
General Partner	(263,941)	(252,848)
	16,573,857	17,683,204
	$22,653,070	$23,503,115

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$13,464,652	$14,578,072

OTHER ASSETS
Cash and cash equivalents	337,634	238,396
Investments	-	107,824
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	240,623	246,330
Other assets	89,184	93,007
	$14,132,093	$15,263,629

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,084,859	1,893,885
Capital contributions payable	18,554	18,554
	2,103,413	1,912,439

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of March 31, 2001	12,218,621	13,527,906
General Partner	(189,941)	(176,716)
	12,028,680	13,351,190
	$14,132,093	$15,263,629

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$19,359,066	$20,146,249

OTHER ASSETS
Cash and cash equivalents	332,872	144,105
Investments	397,151	535,792
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	305,970	313,255
Other assets	18,233	15,992
	$20,413,292	$21,155,393

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,408	$ 3,408
Accounts payable affiliates	1,089,947	884,270
Capital contributions payable	24,000	24,000
	1,117,355	911,678

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of March 31, 2001	19,453,452	20,391,752
General Partner	(157,515)	(148,037)
	19,295,937	20,243,715
	$20,413,292	$21,155,393

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 23,847	$ 37,213
Other income	13,985	-
	37,832	37,213

Share of loss from Operating Partnerships(Note D)	(2,187,880)	(2,124,298)

Expenses
Professional fees	97,526	115,440
Fund management fee (Note C)	593,107	629,550
Amortization	17,224	17,224
General and administrative expenses	30,961	33,235
	738,818	795,449

NET LOSS	$(2,888,866)	$(2,882,534)

Net loss allocated to limited partners	$(2,859,978)	$(2,853,709)

Net loss allocated to general partner	$ (28,888)	$ (28,825)

Net loss per BAC	$ (.65)	$ (.64)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2001	2000

Income
Interest income	$ 4,671	$ 4,881
Other income	1,735	-
	6,406	4,881

Share of loss from Operating Partnerships(Note D)	(258,840)	(387,097)

Expenses
Professional fees	34,635	27,000
Fund management fee	131,863	130,963
Amortization	2,628	2,628
General and administrative expenses	5,827	6,936
	174,953	167,527

NET LOSS	$ (427,387)	$ (549,743)

Net loss allocated to limited partners	$ (423,113)	$ (544,246)

Net loss allocated to general partner	$ (4,274)	$ (5,497)

Net loss per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2001	2000

Income
Interest income	$ 6,520	$ 10,715
Other income	-	-
	6,520	10,715

Share of loss from Operating Partnerships(Note D)	(671,288)	(674,182)

Expenses
Professional fees	30,235	27,500
Fund management fee	165,047	170,359
Amortization	4,213	4,213
General and administrative expenses	7,768	7,604
	207,263	209,676

NET LOSS	$ (872,031)	$ (873,143)

Net loss allocated to limited partners	$ (863,311)	$ (864,412)

Net loss allocated to general partner	$ (8,720)	$ (8,731)

Net loss per BAC	$ (.16)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2001	2000

Income
Interest income	$ 2,470	$ 3,247
Other income	12,250	-
	14,720	3,247

Share of loss from Operating Partnerships(Note D)	(364,610)	(384,948)

Expenses
Professional fees	1,384	22,000
Fund management fee	100,073	132,904
Amortization	3,887	3,887
General and administrative expenses	6,708	7,972
	112,052	166,763

NET LOSS	$ (461,942)	$ (548,464)

Net loss allocated to limited partners	$ (457,323)	$ (542,979)

Net loss allocated to general partner	$ (4,619)	$ (5,485)

Net loss per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2001	2000

Income
Interest Income	$ 2,067	$ 3,397
Other income	-	-
	2,067	3,397

Share of loss from Operating Partnerships(Note D)	(514,265)	(340,994)

Expenses
Professional fees	16,866	18,066
Fund management fee	94,487	92,487
Amortization	2,853	2,853
General and administrative expenses	4,988	5,014
	119,194	118,420

NET LOSS	$ (631,392)	$ (456,017)

Net loss allocated to limited partners	$ (625,078)	$ (451,457)

Net loss allocated to general partner	$ (6,314)	$ (4,560)

Net loss per BAC	$ (.17)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2001	2000

Income
Interest income	$ 8,119	$ 14,973
Other income	-	-
	8,119	14,973

Share of loss from Operating Partnerships(Note D)	(378,877)	(337,077)

Expenses
Professional fees	14,406	20,874
Fund management fee	101,637	102,837
Amortization	3,643	3,643
General and administrative expenses	5,670	5,709
	125,356	133,063

NET LOSS	$ (496,114)	$ (455,167)

Net loss allocated to limited partners	$ (491,153)	$ (450,615)

Net loss allocated to general partner	$ (4,961)	$ (4,552)

Net loss per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2001	2000

Income
Interest income	$ 51,967	$ 65,392
Other income	14,404	999
	66,371	66,391

Share of loss from Operating Partnerships(Note D)	(4,544,508)	(4,614,002)

Expenses
Professional fees	170,933	128,812
Fund management fee (Note C)	1,141,596	1,177,365
Amortization	34,448	34,448
General and administrative expenses	52,534	78,224
	1,399,511	1,418,849

NET LOSS	$(5,877,648)	$(5,966,460)

Net loss allocated to limited partners	$(5,818,872)	$(5,906,796)

Net loss allocated to general partner	$ (58,776)	$ (59,664)

Net loss per BAC	$ (1.33)	$ (1.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2001	2000

Income
Interest income	$ 10,398	$ 9,175
Other income	1,750	9
	12,148	9,184

Share of loss from Operating Partnerships(Note D)	(569,424)	(842,603)

Expenses
Professional fees	44,325	30,230
Fund management fee	251,231	241,854
Amortization	5,256	5,256
General and administrative expenses	9,718	15,186
	310,530	292,526

NET LOSS	$ (867,806)	$(1,125,945)

Net loss allocated to limited partners	$ (859,128)	$(1,114,686)

Net loss allocated to general partner	$ (8,678)	$ (11,259)

Net loss per BAC	$ (.22)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2001	2000

Income
Interest income	$ 14,722	$ 21,140
Other income	404	436
	15,126	21,576

Share of loss from Operating Partnerships(Note D)	(1,279,510)	(1,493,347)

Expenses
Professional fees	43,157	31,783
Fund management fee	301,244	322,789
Amortization	8,425	8,425
General and administrative expenses	12,997	18,863
	365,823	381,860

NET LOSS	$(1,630,207)	$(1,853,631)

Net loss allocated to limited partners	$(1,613,905)	$(1,835,095)

Net loss allocated to general partner	$ (16,302)	$ (18,536)

Net loss per BAC	$ (.30)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2001	2000

Income
Interest income	$ 4,645	$ 6,245
Other income	12,250	554
	16,895	6,799

Share of loss from Operating Partnerships(Note D)	(845,728)	(857,964)

Expenses
Professional fees	41,377	24,446
Fund management fee	219,292	245,323
Amortization	7,775	7,775
General and administrative expenses	12,070	18,578
	280,514	296,122

NET LOSS	$(1,109,347)	$(1,147,287)

Net loss allocated to limited partners	$(1,098,254)	$(1,135,814)

Net loss allocated to general partner	$ (11,093)	$ (11,473)

Net loss per BAC	$ (.22)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2001	2000

Income
Interest Income	$ 4,946	$ 6,707
Other income	-	-
	4,946	6,707

Share of loss from Operating Partnerships(Note D)	(1,109,126)	(748,344)

Expenses
Professional fees	23,175	19,982
Fund management fee	181,121	165,403
Amortization	5,707	5,707
General and administrative expenses	8,327	12,026
	218,330	203,118

NET LOSS	$(1,322,510)	$ (944,755)

Net loss allocated to limited partners	$(1,309,285)	$ (935,307)

Net loss allocated to general partner	$ (13,225)	$ (9,448)

Net loss per BAC	$ (.36)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2001	2000

Income
Interest income	$ 17,256	$ 22,125
Other income	-	-
	17,256	22,125

Share of loss from Operating Partnerships(Note D)	(740,720)	(671,744)

Expenses
Professional fees	18,899	22,371
Fund management fee	188,708	201,996
Amortization	7,285	7,285
General and administrative expenses	9,422	13,571
	224,314	245,223

NET LOSS	$ (947,778)	$ (894,842)

Net loss allocated to limited partners	$ (938,300)	$ (885,894)

Net loss allocated to general partner	$ (9,478)	$ (8,948)

Net loss per BAC	$ (.23)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 78,411,698	$(1,116,713)	$ 77,294,985

Net income (loss)	(5,818,872)	(58,776)	(5,877,648)

Partners' capital (deficit), September 30, 2001	$ 72,592,826	$(1,175,489)	$ 71,417,337

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2001	$ 8,176,581	$ (253,440)	$ 7,923,141

Net income (loss)	(859,128)	(8,678)	(867,806)

Partners' capital (deficit) September 30, 2001	$ 7,317,453	$ (262,118)	$ 7,055,335

Series 16
Partners' capital (deficit) April 1, 2001	$ 18,379,407	$ (285,672)	$ 18,093,735

Net income (loss)	(1,613,905)	(16,302)	(1,630,207)

Partners' capital (deficit) September 30, 2001	$ 16,765,502	$ (301,974)	$ 16,463,528

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2001	$ 17,936,052	$ (252,848)	$ 17,683,204

Net income (loss)	(1,098,254)	(11,093)	(1,109,347)

Partners' capital (deficit) September 30, 2001	$ 16,837,798	$ (263,941)	$ 16,573,857

Series 18
Partners' capital (deficit) April 1, 2001	$ 13,527,906	$ (176,716)	$ 13,351,190

Net income (loss)	(1,309,285)	(13,225)	(1,322,510)

Partners' capital (deficit), September 30, 2001	$ 12,218,621	$ (189,941)	$ 12,028,680

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2001	$ 20,391,752	$ (148,037)	$ 20,243,715

Net income (loss)	(938,300)	(9,478)	(947,778)

Partners' capital (deficit), September 30, 2001	$ 19,453,452	$ (157,515)	$ 19,295,937

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2001	2000
Cash Flows from operating activities:

Net Loss	$(5,877,648)	$(5,966,460)
Adjustments
Distributions from Operating Partnerships	61,403	21,775
Amortization	34,448	34,448
Share of Loss from Operating Partnerships	4,544,508	4,614,002
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2)
Decrease (Increase) in accounts receivable	37,318	(81,109)
Decrease (Increase) in accounts payable affiliates	1,275,971	1,331,586

Net cash (used in) provided by operating activities	76,000	(45,760)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,000)
Advances in Operating Partnerships	-	54,340
Investments	924,212	(35,334)

Net cash (used in) provided by investing activities	924,212	9,006

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,000,212	(36,754)

Cash and cash equivalents, beginning	1,122,380	1,754,063

Cash and cash equivalents, ending	$ 2,122,592	$ 1,717,309

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (867,806)	$(1,125,945)
Adjustments
Distributions from Operating Partnerships	315	12
Amortization	5,256	5,256
Share of Loss from Operating Partnerships	569,424	842,603
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	1,080	3,138
Decrease (Increase) in accounts payable affiliates	274,027	274,026

Net cash (used in) provided by operating activities	(17,704)	(910)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	32,170
Investments	141,938	(6,771)

Net cash (used in) provided by investing activities	141,938	25,399

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	124,234	24,489

Cash and cash equivalents, beginning	229,627	308,497

Cash and cash equivalents, ending	$ 353,861	$ 332,986

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2001	2000
Cash Flows from operating activities:

Net Loss	$(1,630,207)	$(1,853,631)
Adjustments
Distributions from Operating Partnerships	6,460	4,830
Amortization	8,425	8,425
Share of Loss from Operating Partnerships	1,279,510	1,493,347
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	12,108	(3,751)
Decrease (Increase) in accounts payable affiliates	345,991	345,989

Net cash (used in) provided by operating activities	22,287	(4,791)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	-
Investments	535,809	(13,643)

Net cash (used in) provided by investing activities	535,809	(13,643)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	558,096	(18,434)

Cash and cash equivalents, beginning	113,123	307,415

Cash and cash equivalents, ending	$ 671,219	$ 288,981

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2001	2000
Cash Flows from operating activities:

Net Loss	$(1,109,347)	$(1,147,287)
Adjustments
Distributions from Operating Partnerships	3,871	1,200
Amortization	7,775	7,775
Share of Loss from Operating Partnerships	845,728	857,964
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	22,548	(45,465)
Decrease (Increase) in accounts payable affiliates	259,302	314,923

Net cash (used in) provided by operating activities	29,877	(10,890)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships	-	22,170
Investments	-	-

Net cash (used in) provided by investing activities	-	22,170

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,877	11,280

Cash and cash equivalents, beginning	397,129	404,005

Cash and cash equivalents, ending	$ 427,006	$ 415,285

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2001	2000
Cash Flows from operating activities:

Net Loss	$(1,322,510)	$ (944,755)
Adjustments
Distributions from Operating Partnerships	4,294	15,654
Amortization	5,707	5,707
Share of Loss from Operating Partnerships	1,109,126	748,344
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	3,823	(27,590)
Decrease (Increase) in accounts payable affiliates	190,974	190,974

Net cash (used in) provided by operating activities	(8,586)	(11,666)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances in Operating Partnerships		-
Investments	107,824	(5,053)

Net cash (used in) provided by investing activities	107,824	(5,053)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,238	(16,719)

Cash and cash equivalents, beginning	238,396	377,094

Cash and cash equivalents, ending	$ 337,634	$ 360,375

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2001	2000
Cash Flows from operating activities:

Net Loss	$ (947,778)	$ (894,842)
Adjustments
Distributions from Operating Partnerships	46,463	79
Amortization	7,285	7,285
Share of Loss from Operating Partnerships	740,720	671,744
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2)
Decrease (Increase) in accounts receivable	(2,241)	(7,441)
Decrease (Increase) in accounts payable affiliates	205,677	205,674

Net cash (used in) provided by operating activities	50,126	(17,503)

Cash Flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,000)
Advances in Operating Partnerships	-	-
Investments	138,641	(9,867)

Net cash (used in) provided by investing activities	138,641	(19,867)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188,767	(37,370)

Cash and cash equivalents, beginning	144,105	357,052

Cash and cash equivalents, ending	$ 332,872	$ 319,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001

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
September 30, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2001 and for the three and six months then ended have been prepared by the
Fund, without audit.  The Fund accounts for its investments in Operating
Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations.  Such adjustments are of a normal recurring nature.

Investments

The Fund has included in investments Certificates of Deposit with original materities of one year or less. These investments are carried at costs.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2001 the Fund has accumulated unallocated acquisition amortization totaling $453,332.  The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 2001 and 2000 is as follows:

	2001	2000

Series 15	$ 68,425	$ 57,914
Series 16	109,533	92,683
Series 17	108,978	93,428
Series 18	74,317	62,903
Series 19	92,079	77,509
	$453,332	$384,437

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital
Partners, Inc., and Boston Capital Asset Management Limited Partnership as
follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Funds
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended September 30, 2001 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  The fund management fees accrued for the quarter ended September 30, 2001 and 2000 are as follows:

	2001	2000

Series 15	$137,013	$137,013
Series 16	172,995	172,995
Series 17	140,925	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$649,257	$649,257

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2001 and 2000, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes.  The breakdown of Operating Partnerships within the Fund at September 30, 2001 and 2000 is as follows:

Series 15	68
Series 16	64
Series 17	49
Series 18	34
Series 19	26
241

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2001
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

	2001	2000

Series 15	$ 16,206	$ 32,922
Series 16	138,506	140,006
Series 17	1,186,768	1,206,768
Series 18	18,554	18,554
Series 19	24,000	24,000
	$1,384,034	$1,422,250

The Funds fiscal year ends March 31st of each year, while all the Operating
Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2001.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 15

	2001	2000

Revenues
Rental	$ 5,109,169	$ 4,981,202
Interest and other	267,968	186,280

	5,377,137	5,167,482

Expenses
Interest	1,389,872	1,405,186
Depreciation and amortization	1,729,906	1,793,633
Operating expenses	3,412,349	3,250,569
	6,532,127	6,449,388

NET LOSS	$(1,154,990)	$(1,281,906)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (569,424)	$ (842,603)

Net loss allocated to other Partners	$ (11,550)	$ (12,819)

Net loss suspended	$ (574,016)	$ (426,484)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30
(Unaudited)

Series 16

	2001	2000

Revenues
Rental	$ 6,679,868	$ 6,716,959
Interest and other	445,249	298,631

	7,125,117	7,015,590

Expenses
Interest	1,933,686	1,896,381
Depreciation and amortization	2,398,895	2,476,924
Operating expenses	4,343,183	4,361,258
	8,675,764	8,734,563

NET LOSS	$(1,550,647)	$(1,718,973)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,279,510)	$(1,493,347)

Net loss allocated to other Partners	$ (15,506)	$ (17,190)

Net loss suspended	$ (255,631)	$ (208,436)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30
(Unaudited)

Series 17
	2001	2000

Revenues
Rental	$ 6,132,062	$ 5,885,099
Interest and other	273,097	219,957

	6,405,159	6,105,056

Expenses
Interest	1,944,788	1,837,794
Depreciation and amortization	1,901,503	1,850,823
Operating expenses	3,649,713	3,407,855
	7,496,004	7,096,472

NET LOSS	$(1,090,845)	$ (991,416)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (845,728)	$ (857,964)

Net loss allocated to other Partners	$ (10,909)	$ (9,914)

Net Loss Suspended	$ (234,208)	$ (123,538)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30
(Unaudited)

Series 18

	2001	2000

Revenues
Rental	$ 3,393,133	$ 3,329,953
Interest and other	165,599	195,964

	3,558,732	3,525,917

Expenses
Interest	1,028,035	949,620
Depreciation and amortization	1,295,163	1,259,597
Operating expenses	2,396,743	2,103,943
	4,719,941	4,313,160

NET LOSS	$(1,161,209)	$ (787,243)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,109,126)	$ (748,344)

Net loss allocated to other Partners	$ (11,612)	$ (7,872)

Net loss suspended	$ (40,471)	$ (31,026)

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
September 30, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six months ended June 30,
(Unaudited)

Series 19
	2001	2000

Revenues
Rental	$ 4,902,385	$ 4,738,188
Interest and other	154,135	138,529

	5,056,520	4,876,717

Expenses
Interest	1,648,828	1,617,009
Depreciation and amortization	1,456,915	1,465,822
Operating expenses	2,733,582	2,487,713
	5,839,325	5,570,544

NET LOSS	$ (782,805)	$ (693,827)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (740,720)	$ (671,744)

Net loss allocated to other Partners	$ (7,828)	$ (6,938)

Net loss suspended	$ (34,257)	$ (15,145)

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
September 30, 2001
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2001 were $649,257 and total fund management fees accrued as of September 30, 2001 were $15,146,538.
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

The Fund has recorded an additional $1,170,220 as payable to affiliates.
This represents fundings to make advances and/or loans to certain Operating
Partnerships in Series 15 and Series 17 of $213,564, and $956,656,
respectively.

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

During the quarter ended September 30, 2001, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that  Series
15 has invested in as of September 30, 2001.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December 28, 1992. The
Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

     During the quarter ended September 30, 2001, none of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $138,506 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
16 has invested in as of September 30, 2001.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24,
1993.  Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

     During the quarter ended September 30, 2001, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable in the amount of $1,186,768 as of September
30, 2001. Of the amount outstanding, $1,139,873 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $46,895 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September 22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

During the quarter ended September 30, 2001, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
18 has invested in as of September 30, 2001.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8,
1993. Offers and sales of BACs in Series 19 were completed on December 17,
1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 2001, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
19 has invested in as of September 30, 2001.

Results of Operations

As of September 30, 2001 and 2000 the Fund held limited partnership interests in 241 Operating Partnerships.  In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset
Management Limited Partnerships (formerly Boston Capital Communications
Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships.  The fund management fees incurred for the quarter ended
September 30, 2001 for Series 15, Series 16, Series 17, Series 18 and Series
19 were $131,863, $165,047, $100,073, $94,487, and $101,637 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2001 and 2000, the average qualified occupancy for the series was 100%.  The series had a total of 68 properties at September 30,
2001, all of which were at 100% qualified occupancy.

For the six months being reported Series 15 reflects a net loss from
Operating Partnerships of $1,154,990.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$574,916.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy for the third quarter of 2001 averaged 98%. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated above breakeven for the year 2000 and continued to do so through the third quarter of 2001.
Cash flow and reserves will be utilized to make improvements necessary to maintain building safety. The Operating General Partner has completed negotiations with the property's management company and has transferred the
Operating General Partnership interest to that entity effective January 1,
2001. It is anticipated that the addition of a local Operating General
Partner will enhance the property's ability to refinance its permanent mortgage. Operations continue to improve.

In April of 2000, School Street I LP, (School Street Apartments - Phase
I) inserted Marshall School Street I, LLC, as the Operating General Partner
and property management company. Since taking control, the management company completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property has increased and stabilized. During the first nine months of 2001 occupancy averaged 99%. The improved occupancy and the improved tenant selection criteria increased cash flow significantly during the first nine months of 2001, but it still remains below breakeven. The Operating General Partner continues to fund any operating cash deficits. The mortgage, property taxes, insurance and payables are current.

On July 16, 2001 a grease fire occurred in one unit at Timmons Village
(Timmons Village Limited Partnership). Rehabilitation work has commenced and is expected to be completed by the end of November 2001. The repair work is covered by the property's insurance less the deductible. The property is covered by rental loss insurance and a claim has been filed for the lost rents.

Series 16

As of September 30, 2001 and 2000, the average qualified occupancy for the series was 99.9%. The series had a total of 64 properties at September
30, 2001.  Out of the total, 63 had 100% qualified occupancy.

For the six months being reported Series 16 reflects a net loss from
Operating Partnerships of $1,550,647.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$848,248.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increased supply of affordable housing in the area with superior amenities hampered marketing efforts and made tenant retention difficult. Average physical occupancy for 2000 was 75%, down from an average of 85% in 1999. Average occupancy for the first nine months of 2001 was 74%. Property management lowered rents during June of 2001 by $50 per unit to better compete against the newer affordable housing complexes. The positive impact of the lowered rents is projected to materialize during the fourth quarter of 2001. Additionally, commercial rental income in 2001 is significantly ahead of 2000 and will have a positive impact on cash flow.
However the property is not expected to break even during 2001. Marketing efforts consist of referrals from the nearby Air Force Base, newspaper advertising and flyers. The Operating General Partner continues to support the property financially. The second mortgage was renewed on April 26, 2001 with a reduction in the interest rate. The mortgage, taxes, insurance and accounts payable are current.

Series 17

   As of September 30, 2001 and 2000, the average qualified occupancy for the series was 99.7%.  The series had a total of 49 properties at September
30, 2001.  Out of the total 48 had 100% qualified occupancy.

For the six months being reported Series 17 reflects a net loss from
Operating Partnerships of $1,090,845.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of
$810,658. This is an interim period estimate; it is not necessarily indicative of the final year end results.

  Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property. Occupancy remains stable at 90% through the third quarter of 2001.
During 1999 the mortgage was restructured to reduce operating costs. As a result of the mortgage restructure and improved occupancy the property maintained break-even operations during 2000. Operations at the property continue to improve in 2001, partly due to a 14% increase in rental income over the prior year. An affiliate of the management company assumed the
General Partner responsibilities for the partnership, on January 1, 2001. The property continues to breakeven, in part due to a 14% increase in rental income over the prior year. The Investment Partner continues to monitor this situation.

The mortgage lender for Cypress Point Limited Partnership (Laurel Ridge
Apartment) placed the partnership in default of its mortgage because the property failed to achieve the required debt service coverage ratio and failed to make its required real estate tax payment. The existing loan terms provided for an interest rate adjustment after the initial five-year permanent mortgage period. When this adjustment occurred there was a rate increase, which in turn increased the property's debt service payment, adversely affecting operations. The Investment Limited Partner advanced funds to the partnership to bring the taxes current. In September 2000, BCP Wisconsin
LLC became the managing general partner of the partnership. BCP Wisconsin LLC negotiated a standstill agreement with the lender in order to allow time to devise different options for dealing with existing loan defaults. The lender was not amenable to the work out plan that BCP Wisconsin LLC had previously proposed. BCP Wisconsin LLC ultimately decided that the interests of the property would best be served if it took out the existing lender under a refinancing with an alternate mortgage lender. Application for refinancing was made with an alternate lender. In June of 2001 the Investment General
Partner refinanced the first mortgage and put in place BCP Cypress LLC as the new sole General Partner. The refinancing provided significantly more favorable loan terms. The capital improvement project at the property is expected to be completed by November and has had a positive impact on rents.
No further funding advances from the Investment Limited Partner are expected to be required. The loan proceeds from the refinancing has allowed repayment of all prior advances (including capital improvement work) from the Investment
Limited Partner. Operations at the property are positive.

The area surrounding the property owned by California Investors VI LP
(Orchard Park) continues to experience economic growth. A high school has been built across the street from the front entrance of the community and opened during the third quarter. The location of this school will continue to enhance marketing efforts. Occupancy averaged 98% for the third quarter of
2001. In 2001 the property has been able to operate at breakeven, while continuing to fund capital improvement projects. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the partnership on January 1,
2001, and is now responsible for funding all future operating deficits.

Physical occupancy at Palmetto Properties Ltd. (Palmetto Villas)
for 2000 averaged 84%. Occupancy in the third quarter of 2001 remains stable at 97%. The property suffered from low occupancy in 1999 and the first half of 2000 due to poor on-site management and significant deferred maintenance issues. As a result, the property management company was replaced in January
2001. Since the management company change occurred, occupancy levels have steadily increased as improvements have been made at the property and deferred maintenance has been addressed. However, property taxes remain an issue.
Rural Development paid the 1998 delinquent taxes as an advance against the mortgage. The 1999 and 2000 taxes remain delinquent. The Investment General
Partner continues negotiations with the current Operating General Partner aimed at removing him from the partnership. The new management company has expressed interest in assuming the role of Operating General Partner, and based on the management company's performance to date, the partnership would benefit from this arrangement.

Mt. Vernon Associates, L.P. is a 76-unit building located in Mt. Vernon,
NY. The Partnership suffers from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the
Operating General Partner funding deficits. As the management agent is an affiliate of the Operating General Partner, the Partnership has also been deferring management management fees. The New York State department of Housing and Community Renwal (DHCR) performed a compliance monitoring visit in 1999 where they tested the Partnership's compliance with the applicable requirements of Section 42. The results of the sample of tenants files reviewed indicated that 15 units were potentially not in compliance. The
Operating General Partner prepared responses to DHCR's findings, however, DHCR filed form 8823 (report of noncompliance) with the IRS in 2000. To date no recapture of credits been taken. The Operating General Partner and the
Investment Limited Partner are working together to combine resources and determine whether the files can be brought back into compliance, as well as establishing measures going forward to make sure the tenant files are properly documented. The Investment Limited Partner continues to monitor this situation closely.

Series 18

 As of September 30, 2001 and 2000 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at September 30,
2001, all of which were at 100% qualified occupancy.

For the six months being reported Series 18 reflects a net loss from
Operating Partnerships of $1,161,209. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$133,954. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts), located in West
Palm Beach, Florida, operated slightly below break-even for the third quarter of 2001 mainly due to high operating expenses. In addition, the project has performed some necessary repairs. The General Partner continues to share operating costs with an affiliated property in the same neighborhood in an attempt to reduce expenses. The Operating General Partner has also managed to secure a rental increase resulting in a net increase of gross potential rents of $18,000 annually. It is anticipated that the project will breakeven in
2002. Average occupancy for the second quarter of 2001 remained strong at
97%.

Marengo Park Apartments, Limited Partnership (Marengo Park) operated below breakeven due to low occupancy levels. Occupancy averaged 84% in 2000.
Management has attributed the occupancy problem to the local economy. Due to historical low occupancy rates, the property suffered from under funded reserves and delinquent real estate taxes. The Investment General Partner and the Operating General Partner negotiated a workout plan with Rural Development to address these issues. Now that the workout plan is in place both real estate taxes and reserves are current. Additionally, Rural Development approved Special Market Rate rents at the property in an effort to improve occupancy. Occupancy has improved to 100% as of 9/30, and operations have significantly improved. The property has been able to meet all required monthly expenses, including taxes and reserve deposits. They will further benefit by a reduction in their annual tax expense, which is expected to go into effect in 2002.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to high debt service payments.  The loan has an interest rate of 10.5% and is amortized over 15 years. The management company and Operating General Partner are in discussions with the existing first mortgage holder regarding restructuring and/or refinancing the existing mortgage, in an effort to reduce the debt service. The Operating General
Partner and the management company have been deferring their respective fees to improve the property's cash flow.  In addition, the Operating General
Partner continues to fund deficits.  The property currently has an occupancy rate of 100%. The management company continues to monitor operating expenses and reports that expenses remain stable and within acceptable levels.
Management continues to anticipate breakeven operations when the debt service requirement is reduced.

Glen Place Apartments Limited Partnership (Glen Place Apartments)
received 60-Day letters issued by the IRS stating that the Operating
Partnership had not met certain IRC Section 42 requirements for the tax years
1996 and 1997. The 60-Day letters, were the result of an IRS audit of the
Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 59% of past and future tax credits.
The adjustment will also include interest and penalties on the past tax credit being disallowed. The Investment General Partner and its counsel are working with the Operating General Partner and its counsel to negotiate a more favor-
able settlement. As a result of the Investment General Partner's expectation that certain past and future credits will be disallowed, the auditor's have included a contingency footnote in the annual financial statement (Note H)
which is a part of the recently filed 10-K dated March 31, 2001.
Chelsea Square Development LP is a six unit property, which incurred negative cash flow during 2000 as a result of low residential rental rates, payment of back property and water/sewer taxes and the non payment of commercial rental revenue to the property. To resolve the negative cash flow, residential and rental rates were increased in June 2001. Additionally, the
Investment General Partner has contacted the Operating General Partner regarding the receipt of commercial rental income. The Investment General
Partner is working to confirm the commercial rental income will be allocated to the operating partnership. The back property and water/sewer taxes are on an approved payment plan with the municipality and will be brought current by the end of the second quarter of 2003. The property will not break even in
2001, however, application of current and past due commercial rental revenue, coupled with the rental rate increase should allow the property to breakeven in 2002. The mortgage and property insurance are current.

Series 19

  As of September 30, 2001 and 2000 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at September
30, 2001, all of which were at 100% qualified occupancy.

For the six months being reported Series 19 reflects a net loss from
Operating Partnerships of $782,805.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$674,110. This is an interim period estimate; it is not necessarily
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
Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:

November 20, 2001	By:	/s/ John P. Manning

John P. Manning

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

Novmeber 20, 2001	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.