Form 10-Q
period 2001-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2002-02-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2001

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31, 2001 *

Balance_Sheets *

Balance_Sheets_Series_15 *

Balance_Sheets_Series_16 *

Balance_Sheets_Series_17 *

Balance_Sheets_Series_18 *

Balance_Sheets_Series_19 *

Statements_of_Operations *

THree Months Ended december 31 *

Statements_of_Operations_Series_15 *

Statements_of_Operations_Series_16 *

Statements_of_Operations_Series_17 *

Statements_of_Operations_Series_18 *

Statements_of_Operations_Series_19 *

nine Months Ended december 31 16

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

Statements_of_Cash_Flows 26

nine MONTHS Ended dectember 31

Statements_of_Cash_Flows_Series_15 28

Statements_of_Cash_Flows_Series_16 30

Statements_of_Cash_Flows_Series_17 32

Statements_of_Cash_Flows_Series_18 34

Statements_of_Cash_Flows_Series_19 36

Notes_to_Financial_Statements *

Note_A_Organization *

Note_B_Accounting *

Investment *

Cost

Note_C_Related_Party_Transactions 40

Note_D_Investments 41

Combined_Statements_of_Operations 43

Combined_Statements_Series_15 43

Combined_Statements_Series_16 44

Combined_Statements_Series_17 45

Combined_Statements_Series_18 46

Combined_Statements_Series_19 *

Liquidity *

Capital_Resources *

Results_of_Operations 50

Part_II_Other_Information 55

SIGNATURES 56

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 78,285,814	$ 85,319,858

OTHER ASSETS
Cash and cash equivalents	1,741,627	1,122,380
Investments	433,596	1,465,643
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	1,422,782	1,474,454
Other assets	2,988,641	3,032,043
	$ 86,182,442	$ 93,724,360

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,553	$ 4,553
Accounts payable affiliates	16,391,015	15,040,788
Capital contributions payable	1,384,034	1,384,034
	17,779,602	16,429,375

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of December 31, 2001	69,608,474	78,411,698
General Partner	(1,205,634)	(1,116,713)
	68,402,840	77,294,985
	$ 86,182,442	$ 93,724,360

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 9,712,358	$10,617,785

OTHER ASSETS
Cash and cash equivalents	413,483	229,627
Investments	-	286,218
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	218,116	226,000
Other assets	790,920	799,327
	$11,134,877	$12,158,957

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	4,529,503	4,218,465
Capital contributions payable	16,206	16,206
	4,546,854	4,235,816

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of December 31, 2001	6,854,814	8,176,581
General Partner	(266,791)	(253,440)
	6,588,023	7,923,141
	$11,134,877	$12,158,957

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,557,625	$20,493,977

OTHER ASSETS
Cash and cash equivalents	332,073	113,123
Investments	145,114	535,809
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	349,683	362,321
Other assets	128,277	138,036
	$19,512,772	$21,643,266

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,730,011	3,411,025
Capital contributions payable	138,506	138,506
	3,868,517	3,549,531

PARTNERS CAPITAL
Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of December 31, 2001	15,954,422	18,379,407
General Partner	(310,167)	(285,672)

	15,644,255	18,093,735
	$19,512,772	$21,643,266

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$18,091,113	$19,483,775

OTHER ASSETS
Cash and cash equivalents	430,854	397,129
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	314,886	326,548
Other assets	1,964,132	1,985,681
	$22,110,967	$23,503,115

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,033,370	4,633,143
Capital contributions payable	1,186,768	1,186,768
	6,220,138	5,819,911

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of December 31, 2001	16,161,601	17,936,052
General Partner	(270,772)	(252,848)
	15,890,829	17,683,204
	$22,110,967	$23,503,115

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$12,937,504	$14,578,072

OTHER ASSETS
Cash and cash equivalents	325,302	238,396
Investments	-	107,824
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	237,770	246,330
Other assets	89,184	93,007
	$13,589,760	$15,263,629

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,105,346	1,893,885
Capital contributions payable	18,554	18,554
	2,123,900	1,912,439

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of December 31, 2001	11,661,429	13,527,906
General Partner	(195,569)	(176,716)
	11,465,860	13,351,190
	$13,589,760	$15,263,629

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2001 (Unaudited)	March 31, 2001 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$18,987,214	$20,146,249

OTHER ASSETS
Cash and cash equivalents	239,915	144,105
Investments	288,482	535,792
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	302,327	313,255
Other assets	16,128	15,992
	$19,834,066	$21,155,393

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,408	$ 3,408
Accounts payable affiliates	992,785	884,270
Capital contributions payable	24,000	24,000
	1,020,193	911,678

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of December 31, 2001	18,976,208	20,391,752
General Partner	(162,335)	(148,037)
	18,813,873	20,243,715
	$19,834,066	$21,155,393

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 15,967	$ 34,550
Other income	13,551	26,100
	29,518	60,650

Share of loss from Operating Partnerships(Note D)	(2,422,991)	(2,440,671)

Expenses
Professional fees	19,794	8,286
Fund management fee (Note C)	513,892	633,491
Amortization	17,224	17,224
General and administrative expenses	70,116	22,077
	621,026	681,078

NET LOSS	$(3,014,499)	$(3,061,099)

Net loss allocated to limited partners	$(2,984,354)	$(3,030,488)

Net loss allocated to general partner	$ (30,145)	$ (30,611)

Net loss per BAC	$ (.68)	$ (.68)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2001	2000

Income
Interest income	$ 2,946	$ 5,019
Other income	1,701	5,400
	4,647	10,419

Share of loss from Operating Partnerships(Note D)	(335,688)	(456,267)

Expenses
Professional fees	4,194	2,588
Fund management fee	115,584	130,180
Amortization	2,628	2,628
General and administrative expenses	13,868	3,566
	136,274	138,962

NET LOSS	$ (467,315)	$ (584,810)

Net loss allocated to limited partners	$ (462,642)	$ (578,962)

Net loss allocated to general partner	$ (4,673)	$ (5,848)

Net loss per BAC	$ (.12)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2001	2000

Income
Interest income	$ 3,845	$ 11,225
Other income	4,350	4,950
	8,195	16,175

Share of loss from Operating Partnerships(Note D)	(645,659)	(797,318)

Expenses
Professional fees	6,558	832
Fund management fee	154,147	172,092
Amortization	4,213	4,213
General and administrative expenses	16,893	6,080
	181,811	183,217

NET LOSS	$ (819,275)	$ (964,360)

Net loss allocated to limited partners	$ (811,082)	$ (954,716)

Net loss allocated to general partner	$ (8,193)	$ (9,644)

Net loss per BAC	$ (.15)	$ (.18)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2001	2000

Income
Interest income	$ 1,887	$ 3,118
Other income	3,450	9,900
	5,337	13,018

Share of loss from Operating Partnerships(Note D)	(543,064)	(419,157)

Expenses
Professional fees	3,559	1,966
Fund management fee	122,861	135,282
Amortization	3,887	3,887
General and administrative expenses	14,993	4,053
	145,300	145,188

NET LOSS	$ (683,027)	$ (551,327)

Net loss allocated to limited partners	$ (676,197)	$ (545,814)

Net loss allocated to general partner	$ (6,830)	$ (5,513)

Net loss per BAC	$ (.14)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 18

	2001	2000

Income
Interest Income	$ 1,127	$ 3,541
Other income	1,950	2,250
	3,077	5,791

Share of loss from Operating Partnerships(Note D)	(526,808)	(406,221)

Expenses
Professional fees	3,059	1,315
Fund management fee	21,433	93,100
Amortization	2,853	2,853
General and administrative expenses	11,743	3,935
	39,088	101,203

NET LOSS	$ (562,819)	$ (501,633)

Net loss allocated to limited partners	$ (557,191)	$ (496,617)

Net loss allocated to general partner	$ (5,628)	$ (5,016)

Net loss per BAC	$ (.15)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2001	2000

Income
Interest income	$ 6,162	$ 11,647
Other income	2,100	3,600
	8,262	15,247

Share of loss from Operating Partnerships(Note D)	(371,772)	(361,708)

Expenses
Professional fees	2,424	1,585
Fund management fee	99,867	102,837
Amortization	3,643	3,643
General and administrative expenses	12,619	4,443
	118,553	112,508

NET LOSS	$ (482,063)	$ (458,969)

Net loss allocated to limited partners	$ (477,242)	$ (454,379)

Net loss allocated to general partner	$ (4,821)	$ (4,590)

Net loss per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2001	2000

Income
Interest income	$ 67,934	$ 99,942
Other income	27,955	27,099
	95,889	127,041

Share of loss from Operating Partnerships(Note D)	(6,967,499)	(7,054,673)

Expenses
Professional fees	190,725	137,097
Fund management fee (Note C)	1,655,489	1,810,856
Amortization	51,672	51,672
General and administrative expenses	122,649	100,303
	2,020,535	2,099,928

NET LOSS	$(8,892,145)	$(9,027,560)

Net loss allocated to limited partners	$(8,803,224)	$(8,937,284)

Net loss allocated to general partner	$ (88,921)	$ (90,276)

Net loss per BAC	$ (2.01)	$ (2.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2001	2000

Income
Interest income	$ 13,345	$ 14,194
Other income	3,451	5,409
	16,796	19,603

Share of loss from Operating Partnerships(Note D)	(905,112)	(1,298,870)

Expenses
Professional fees	48,518	32,818
Fund management fee	366,815	372,034
Amortization	7,884	7,884
General and administrative expenses	23,585	18,751
	446,802	431,487

NET LOSS	$(1,335,118)	$(1,710,754)

Net loss allocated to limited partners	$(1,321,767)	$(1,693,646)

Net loss allocated to general partner	$ (13,351)	$ (17,108)

Net loss per BAC	$ (.34)	$ (.44)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2001	2000

Income
Interest income	$ 18,567	$ 32,365
Other income	4,754	5,386
	23,321	37,751

Share of loss from Operating Partnerships(Note D)	(1,925,169)	(2,290,665)

Expenses
Professional fees	49,714	32,615
Fund management fee	455,392	494,881
Amortization	12,638	12,638
General and administrative expenses	29,888	24,943
	547,632	565,077

NET LOSS	$(2,449,480)	$(2,817,991)

Net loss allocated to limited partners	$(2,424,985)	$(2,789,811)

Net loss allocated to general partner	$ (24,495)	$ (28,180)

Net loss per BAC	$ (.45)	$ (.51)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2001	2000

Income
Interest income	$ 6,531	$ 9,363
Other income	15,700	10,454
	22,231	19,817

Share of loss from Operating Partnerships(Note D)	(1,388,792)	(1,277,121)

Expenses
Professional fees	44,936	26,412
Fund management fee	342,153	380,605
Amortization	11,662	11,662
General and administrative expenses	27,063	22,633
	425,814	441,312

NET LOSS	$(1,792,375)	$(1,698,616)

Net loss allocated to limited partners	$(1,774,451)	$(1,681,630)

Net loss allocated to general partner	$ (17,924)	$ (16,986)

Net loss per BAC	$ (.35)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2001	2000

Income
Interest Income	$ 6,073	$ 10,248
Other income	1,950	2,250
	8,023	12,498

Share of loss from Operating Partnerships(Note D)	(1,635,934)	(1,154,565)

Expenses
Professional fees	26,234	21,296
Fund management fee	202,554	258,503
Amortization	8,560	8,560
General and administrative expenses	20,071	15,962
	257,419	304,321

NET LOSS	$(1,885,330)	$ (1,446,388)

Net loss allocated to limited partners	$(1,866,477)	$ (1,431,924)

Net loss allocated to general partner	$ (18,853)	$ (14,464)

Net loss per BAC	$ (.52)	$ (.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2001	2000

Income
Interest income	$ 23,418	$ 33,772
Other income	2,100	3,600
	25,518	37,372

Share of loss from Operating Partnerships(Note D)	(1,112,492)	(1,033,452)

Expenses
Professional fees	21,323	23,956
Fund management fee	288,575	304,833
Amortization	10,928	10,928
General and administrative expenses	22,042	18,014
	342,868	357,731

NET LOSS	$(1,429,842)	$(1,353,811)

Net loss allocated to limited partners	$(1,415,544)	$(1,340,273)

Net loss allocated to general partner	$ (14,298)	$ (13,538)

Net loss per BAC	$ (.35)	$ (.33)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2001	$ 78,411,698	$(1,116,713)	$ 77,294,985

Net income (loss)	(8,803,224)	(88,921)	(8,892,145)

Partners' capital (deficit), December 31, 2001	$ 69,608,474	$(1,205,634)	$ 68,402,840

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2001	$ 8,176,581	$ (253,440)	$ 7,923,141

Net income (loss)	(1,321,767)	(13,351)	(1,335,118)

Partners' capital (deficit) December 31, 2001	$ 6,854,814	$ (266,791)	$ 6,588,023

Series 16
Partners' capital (deficit) April 1, 2001	$ 18,379,407	$ (285,672)	$ 18,093,735

Net income (loss)	(2,424,985)	(24,495)	(2,449,480)

Partners' capital (deficit) December 31, 2001	$ 15,954,422	$ (310,167)	$ 15,644,255

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2001	$ 17,936,052	$ (252,848)	$ 17,683,204

Net income (loss)	(1,774,451)	(17,924)	(1,792,375)

Partners' capital (deficit) December 31, 2001	$ 16,161,601	$ (270,772)	$ 15,890,829

Series 18
Partners' capital (deficit) April 1, 2001	$ 13,527,906	$ (176,716)	$ 13,351,190

Net income (loss)	(1,866,477)	(18,853)	(1,885,330)

Partners' capital (deficit), December 31, 2001	$ 11,661,429	$ (195,569)	$ 11,465,860

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2001	$ 20,391,752	$ (148,037)	$ 20,243,715

Net income (loss)	(1,415,544)	(14,298)	(1,429,842)

Partners' capital (deficit), December 31, 2001	$ 18,976,208	$ (162,335)	$ 18,813,873

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2001	2000
Cash flows from operating activities:

Net Loss	$(8,892,145)	$(9,027,560)
Adjustments
Distributions from Operating Partnerships	66,545	21,776
Amortization	51,672	51,672
Share of Loss from Operating Partnerships	6,967,499	7,054,673
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	43,402	(121,717)
Decrease (Increase) in accounts payable affiliates	1,350,227	1,713,387

Net cash (used in) provided by operating activities	(412,800)	(307,769)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(31,500)
Advances to Operating Partnerships	-	54,340
Investments	1,032,047	88,122

Net cash (used in) provided by investing activities	1,032,047	110,962

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	619,247	(196,807)

Cash and cash equivalents, beginning	1,122,380	1,754,063

Cash and cash equivalents, ending	$ 1,741,627	$ 1,557,256

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2001	2000
Cash flows from operating activities:

Net Loss	$(1,335,118)	$(1,710,754)
Adjustments
Distributions from Operating Partnerships	315	12
Amortization	7,884	7,884
Share of Loss from Operating Partnerships	905,112	1,298,870
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	8,407	1,084
Decrease (Increase) in accounts payable affiliates	311,038	411,038

Net cash (used in) provided by operating activities	(102,362)	8,134

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	32,170
Investments	286,218	(6,771)

Net cash (used in) provided by investing activities	286,218	25,399

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	183,856	33,533

Cash and cash equivalents, beginning	229,627	308,497

Cash and cash equivalents, ending	$ 413,483	$ 342,030

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2001	2000
Cash flows from operating activities:

Net Loss	$(2,449,480)	$(2,817,991)
Adjustments
Distributions from Operating Partnerships	11,183	4,830
Amortization	12,638	12,638
Share of Loss from Operating Partnerships	1,925,169	2,290,665
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	9,759	(6,559)
Decrease (Increase) in accounts payable affiliates	318,986	418,984

Net cash (used in) provided by operating activities	(171,745)	(97,433)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(1,500)
Advances to Operating Partnerships	-	-
Investments	390,695	(20,405)

Net cash (used in) provided by investing activities	390,695	(21,905)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	218,950	(119,338)

Cash and cash equivalents, beginning	113,123	307,415

Cash and cash equivalents, ending	$ 332,073	$ 188,077

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2001	2000
Cash flows from operating activities:

Net Loss	$(1,792,375)	$(1,698,616)
Adjustments
Distributions from Operating Partnerships	3,870	1,202
Amortization	11,662	11,662
Share of Loss from Operating Partnerships	1,388,792	1,277,121
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	21,549	(75,139)
Decrease (Increase) in accounts payable affiliates	400,227	488,397

Net cash (used in) provided by operating activities	33,725	4,627

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(20,000)
Advances to Operating Partnerships	-	22,170
Investments	-	-

Net cash (used in) provided by investing activities	-	2,170

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,725	6,797

Cash and cash equivalents, beginning	397,129	404,005

Cash and cash equivalents, ending	$ 430,854	$ 410,802

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2001	2000
Cash flows from operating activities:

Net Loss	$(1,885,330)	$(1,446,388)
Adjustments
Distributions from Operating Partnerships	4,634	15,654
Amortization	8,560	8,560
Share of Loss from Operating Partnerships	1,635,934	1,154,565
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	3,823	(29,302)
Decrease (Increase) in accounts payable affiliates	211,461	186,460

Net cash (used in) provided by operating activities	(20,918)	(110,451)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships		-
Investments	107,824	(5,053)

Net cash (used in) provided by investing activities	107,824	(5,053)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,906	(115,504)

Cash and cash equivalents, beginning	238,396	377,094

Cash and cash equivalents, ending	$ 325,302	$ 261,590

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2001	2000
Cash flows from operating activities:

Net Loss	$(1,429,842)	$(1,353,811)
Adjustments
Distributions from Operating Partnerships	46,543	78
Amortization	10,928	10,928
Share of Loss from Operating Partnerships	1,112,492	1,033,452
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(136)	(11,801)
Decrease (Increase) in accounts payable affiliates	108,515	208,508

Net cash (used in) provided by operating activities	(151,500)	(112,646)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,000)
Advances to Operating Partnerships	-	-
Investments	247,310	120,351

Net cash (used in) provided by investing activities	247,310	110,351

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2001	2000

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in)provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95,810	(2,295)

Cash and cash equivalents, beginning	144,105	357,052

Cash and cash equivalents, ending	$ 239,915	$ 354,757

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001

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
December 31, 2001
(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2001 and for the three and nine months then ended have been prepared by the
Fund, without audit.  The Fund accounts for its investments in Operating
Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investments

The Fund has included in investments Certificates of Deposit with original materities of one year or less. These investments are carried at costs.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2001 the Fund has accumulated unallocated acquisition amortization totaling $470,555.  The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 2001 and 2000 is as follows:

	2001	2000

Series 15	$ 71,053	$ 60,542
Series 16	113,746	96,896
Series 17	112,865	97,315
Series 18	77,170	65,757
Series 19	95,721	81,151
	$470,555	$401,661

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital
Partners, Inc., and Boston Capital Asset Management Limited Partnership as
follows:

Boston Capital Partners, Inc. is entitled to asset acquisition fees for selecting, evaluating, structuring, negotiating, and closing the Funds
acquisition of interests in the Operating Partnerships.   Prior to the quarter
ended December 31, 2001 all series had completed payment of all acquisition fees due to Boston Capital Partners, Inc.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS - CONTINUED

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  The fund management fees accrued for the quarter ended December 31, 2001 and 2000 are as follows:

	2001	2000

Series 15	$137,013	$137,013
Series 16	172,995	172,995
Series 17	140,925	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$649,257	$649,257

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2001 and 2000, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2001 and 2000 is as follows:

Series 15	68
Series 16	64
Series 17	49
Series 18	34
Series 19	26
241

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2001
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

	2001	2000

Series 15	$ 16,206	$ 32,922
Series 16	138,506	138,506
Series 17	1,186,768	1,186,768
Series 18	18,554	18,554
Series 19	24,000	24,000
	$1,384,034	$1,400,750

The Funds fiscal year ends March 31st of each year, while all the Operating
Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the
Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2001.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 15

	2001	2000

Revenues
Rental	$ 7,699,484	$ 7,474,844
Interest and other	410,510	280,934

	8,109,994	7,755,778

Expenses
Interest	2,185,866	2,102,708
Depreciation and amortization	2,584,915	2,695,399
Operating expenses	5,124,816	4,850,228
	9,895,597	9,648,335

NET LOSS	$(1,785,603)	$(1,892,557)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (905,112)	$(1,298,870)

Net loss allocated to other Partners	$ (17,856)	$ (18,926)

Net loss suspended	$ (862,635)	$ (574,761)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 16

	2001	2000

Revenues
Rental	$ 10,041,306	$ 9,976,395
Interest and other	790,312	510,202

	10,831,618	10,486,597

Expenses
Interest	2,982,297	2,812,217
Depreciation and amortization	3,593,036	3,695,680
Operating expenses	6,586,789	6,556,844
	13,162,122	13,064,741

NET LOSS	$(2,330,504)	$(2,578,144)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,925,169)	$(2,290,665)

Net loss allocated to other Partners	$ (23,305)	$ (25,781)

Net loss suspended	$ (382,030)	$ (261,698)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 17
	2001	2000

Revenues
Rental	$ 9,208,724	$ 8,839,203
Interest and other	440,922	336,380

	9,649,646	9,175,583

Expenses
Interest	3,002,715	2,759,122
Depreciation and amortization	2,889,526	2,798,661
Operating expenses	5,485,715	5,067,389
	11,377,956	10,625,172

NET LOSS	$(1,728,310)	$(1,449,589)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,388,792)	$(1,277,121)

Net loss allocated to other Partners	$ (17,283)	$ (14,497)

Net loss suspended	$ (322,235)	$ (157,971)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 18

	2001	2000

Revenues
Rental	$ 5,122,116	$ 4,986,525
Interest and other	246,694	279,914

	5,368,810	5,266,439

Expenses
Interest	1,577,800	1,414,803
Depreciation and amortization	1,926,784	1,882,759
Operating expenses	3,590,152	3,179,524
	7,094,736	6,477,086

NET LOSS	$(1,725,926)	$(1,210,647)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,635,934)	$(1,154,565)

Net loss allocated to other Partners	$ (17,259)	$ (12,106)

Net loss suspended	$ (72,733)	$ (43,976)

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
December 31, 2001
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine months ended September 30,
(Unaudited)

Series 19
	2001	2000

Revenues
Rental	$ 7,346,813	$ 7,068,453
Interest and other	255,465	209,817

	7,602,278	7,278,270

Expenses
Interest	2,501,175	2,414,328
Depreciation and amortization	2,153,555	2,207,371
Operating expenses	4,152,732	3,722,378
	8,807,462	8,344,077

NET LOSS	$(1,205,184)	$(1,065,807)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,112,492)	$(1,033,452)

Net loss allocated to other Partners	$ (12,052)	$ (10,658)

Net loss suspended	$ (80,640)	$ (21,697)

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
December 31, 2001
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2001 were $649,257 and total fund management fees accrued as of December 31, 2001 were $15,220,795.
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

During the quarter ended December 31, 2001, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
15 has invested in as of December 31, 2001.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992.
Offers and sales of BACs in Series 16 were completed on December 28, 1992. The
Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of
$39,579,774.

     During the quarter ended December 31, 2001, none of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $138,506 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
16 has invested in as of December 31, 2001.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24,
1993.  Offers and sales of BACs in Series 17 were completed on June 17, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of
$36,538,204.

     During the quarter ended December 31, 2001, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable in the amount of $1,186,768 as of December 31, 2001. Of the amount outstanding, $1,139,873 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $46,895 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on June 17, 1993.
Offers and sales of BACs in Series 18 were completed on September 22, 1993.
The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of
$26,442,202.

During the quarter ended December 31, 2001, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
18 has invested in as of December 31, 2001.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8,
1993. Offers and sales of BACs in Series 19 were completed on December 17,
1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended December 31, 2001, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series
19 has invested in as of December 31, 2001.

Results of Operations

As of December 31, 2001 and 2000 the Fund held limited partnership interests in 241 Operating Partnerships.  In each instance the Apartment
Complex owned by the applicable Operating Partnership is eligible for the
Federal Housing Tax Credit.  Occupancy of a unit in each Apartment Complex which initially complied with the Minimum Set-Aside Test (i.e., occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset
Management Limited Partnerships (formerly Boston Capital Communications
Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating
Partnerships.  The fund management fees incurred for the quarter ended
December 31, 2001 for Series 15, Series 16, Series 17, Series 18 and Series
19 were $115,584, $154,147, $122,861, $21,433, and $99,867 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax
Credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2001 and 2000, the average qualified occupancy for the series was 100%.  The series had a total of 68 properties at December 31,
2001, all of which were at 100% qualified occupancy.

For the nine months being reported Series 15 reflects a net loss from
Operating Partnerships of $1,785,603.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$799,312.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

    Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy for the fouth quarter of 2001 averaged 97%. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property operated below breakeven for the year 2001 due to an unforeseen expense incurred to cure termite infestion. Cash flow and reserves will continue to be utilized to make improvements necessary to maintain building safety. The Operating General Partner has completed negotiations with the property's management company and has transferred the Operating General Partnership interest to that entity effective January 1, 2001. The Operating General Partner has been negotiating to refinance the permanent mortgage. The current lender is unwilling at this time to entertain any refinance proposal not involving a complete paydown of all outstanding debt, including all accrued interest. It is not in the Partnerships best interest to structure a refinance as proposed.

In April of 2000, School Street I LP, (School Street Apartments - Phase
I) inserted Marshall School Street I, LLC, as the Operating General Partner
and property management company. Since taking control, the management company completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property has increased and stabilized. During 2001 occupancy averaged 99%. The improved occupancy and the improved tenant selection criteria increased cash flow significantly during 2001, but it still remains below breakeven. The Operating General Partner continues to fund any operating cash deficits. The mortgage, property taxes, insurance and payables are current.

On July 16, 2001 a grease fire occurred in one unit at Timmons Village (Timmons Village Limited Partnership). Rehabilitation work has been completed and the unit is now occupied. The property has been reimbursed $6,862 by the insurance. This amount covers both the repair work and the lost rental income.

Series 16

As of December 31, 2001 and 2000, the average qualified occupancy for the series was 99.9%. The series had a total of 64 properties at December 31, 2001.  Out of the total, 63 had 100% qualified occupancy.

For the nine months being reported Series 16 reflects a net loss from
Operating Partnerships of $2,330,504.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$1,262,532.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increased supply of affordable housing in the area with superior amenities hampered marketing efforts and made tenant retention difficult. Average physical occupancy for 2000 was 75%, down from an average of 85% in 1999. Average occupancy for 2001 was 70%. Property management lowered rents during June of 2001 by $50 per unit to better compete against the newer affordable housing complexes. Additionally, commercial rental income in 2001 was significantly ahead of 2000 and will have a positive impact on cash flow. However the property is not expected to breakeven during 2001. Marketing efforts consist of referrals from the nearby Air Force Base, newspaper advertising and flyers. The Investment Limited Partner has recommended further rent reductions and a plan to obtain additional parking for the project. The recommendations are under review by project management. The Operating General Partner continues to support the property financially. The mortgage, taxes, insurance and accounts payable are current.

Series 17

   As of December 31, 2001 and 2000, the average qualified occupancy for the series was 99.7%.  The series had a total of 49 properties at December 31, 2001.  Out of the total 48 had 100% qualified occupancy.

For the nine months being reported Series 17 reflects a net loss from
Operating Partnerships of $1,728,310.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of
$1,161,216. This is an interim period estimate; it is not necessarily indicative of the final year end results.

  Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property. Occupancy remains stable at 89% through the fourth quarter of 2001. Operations at the property continue to improve in 2001, partly due to a 14% increase in rental income over the prior year. An affiliate of the management company assumed the General Partner responsibilities for the partnership, on January 1, 2001. The property continues to breakeven, and is able to continue to fund capital improvements from operations. The Investment Partner continues to monitor this situation.

The mortgage lender for Cypress Point Limited Partnership (Laurel Ridge
Apartment) placed the partnership in default of its mortgage because the property failed to achieve the required debt service coverage ratio and failed to make its required real estate tax payment. The existing loan terms provided for an interest rate adjustment after the initial five-year permanent mortgage period. When this adjustment occurred there was a rate increase, which in turn increased the property's debt service payment, adversely affecting operations. The Investment Limited Partner advanced funds to the partnership to bring the taxes current. In September 2000, BCP Wisconsin
LLC became the managing general partner of the partnership. BCP Wisconsin LLC negotiated a standstill agreement with the lender in order to allow time to devise different options for dealing with existing loan defaults. The lender was not amenable to the work out plan that BCP Wisconsin LLC had previously proposed. BCP Wisconsin LLC ultimately decided that the interests of the property would best be served if it took out the existing lender under a refinancing with an alternate mortgage lender. Application for refinancing was made with an alternate lender. In June of 2001 the Investment General
Partner refinanced the first mortgage and put in place BCP Cypress LLC as the new sole General Partner. The refinancing provided significantly more favorable loan terms. The capital improvement project at the property has been completed and has had a positive impact on rents. No further funding advances from the Investment Limited Partner are expected to be required. The loan proceeds from the refinancing has allowed repayment of all prior advances (including capital improvement work) from the Investment Limited Partner. Operations at the property are positive.

The area surrounding the property owned by California Investors VI LP (Orchard Park) continues to experience economic growth. A high school has been built across the street from the front entrance of the community and opened during the third quarter. The location of this school will continue to enhance marketing efforts. Occupancy averaged 98% for the fourth quarter of 2001. In 2001 the property has been able to operate at breakeven, while continuing to fund capital improvement projects. This is in part due to a rent increase implemented in March 2001. The increase was phased in as leases expired. The full benefit of the increase will be evident in 2002. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the partnership on January 1, 2001, and is now responsible for funding all future operating deficits.

Physical occupancy at Palmetto Properties Ltd. (Palmetto Villas)
for 2000 averaged 84%. Occupancy at December 30, 2001 remains stable at 97%. The property suffered from low occupancy in 1999 and the first half of 2000 due to poor on-site management and significant deferred maintenance issues. As a result, the property management company was replaced in January
2001. Since the management company change occurred, occupancy levels have steadily increased as improvements have been made at the property and deferred maintenance has been addressed. However, property taxes remain an issue. Rural Development paid the 1998 delinquent taxes as an advance against the mortgage. The 1999 taxes were recently paid from property operations. The Investment General Partner is attempting to work with Rural Development to develop a workout plan to address the tax issue. Fiscal year 2000 taxes remain delinquent. The Investment General Partner continues negotiations with the current Operating General Partner aimed at removing him from the partnership. The new management company has expressed interest in assuming the role of Operating General Partner, and based on the management company's performance to date, the partnership would benefit from this arrangement.

Mt. Vernon Associates, L.P. is a 76-unit building located in Mt. Vernon, NY. The Partnership suffers from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. As the management agent is an affiliate of the Operating General Partner, the Partnership has also been deferring management fees. The New York State Department of Housing and Community Renwal (DHCR) performed a compliance monitoring visit in 1999 where they tested the Partnership's compliance with the applicable requirements of Section 42. The results of the sample of tenants files reviewed indicated that 15 units were potentially not in compliance. The Operating General Partner prepared responses to DHCR's findings, however, DHCR filed form 8823 (report of noncompliance) with the IRS in 2000. To date no recapture of credits been taken. The Operating General Partner and the Investment Limited Partner are continuing to work together to bring the files back into compliance, as well as establishing measures to ensure the tenant files are properly documented. The Investment Limited Partner continues to monitor this situation closely.

Series 18

 As of December 31, 2001 and 2000 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at December 31, 2001, all of which were at 100% qualified occupancy.

For the nine months being reported Series 18 reflects a net loss from Operating Partnerships of $1,725,926. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $200,858.

Series 18 reported an increase in the net loss per BAC for the current nine-month period over the prior year. The increase is primarily the result of an increase in maintenance costs reported by some of the Operating Partnerships. The Investment Limited Partner believes that a portion of these costs will be capitalized in the Operating Partnerships' final year-end audited financial statements. This will bring actual maintenance costs more in line with the prior year. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts), located in West Palm Beach, Florida, operated slightly below break-even for the fourth quarter of 2001 mainly due to high operating expenses. The property continues to perform necessary maintenance including carpet replacement and roof repairs. The General Partner continues to share operating costs with an affiliated property in the same neighborhood in an attempt to reduce expenses. It is anticipated that the project will breakeven in 2002. Average occupancy for the fourth quarter of 2001 declined to 94% from the third quarter average of 97%.

Marengo Park Apartments, Limited Partnership (Marengo Park) operated below breakeven due to the prior year's low occupancy levels. Occupancy averaged 84% in 2000. Management has attributed the occupancy problem to the local economy. Due to historical low occupancy rates, the property suffered from under funded reserves and delinquent real estate taxes. The Investment General Partner and the Operating General Partner negotiated a workout plan with Rural Development to address these issues. Now that the workout plan is in place both the real estate taxes and reserves are current. Additionally, Rural Development approved Special Market Rate rents at the property in an effort to improve occupancy. Occupancy has improved to 100% as of December 31, 2001 and operations have significantly improved. The property has been able to meet all required monthly expenses, including taxes and reserve deposits. They will further benefit by a reduction in their annual tax expense, which is expected to go into effect in 2002.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to high debt service payments. The loan has an interest rate of 10.5% and is amortized over 15 years. The management company and Operating General Partner are in discussions with the existing first mortgage holder regarding restructuring and/or refinancing the existing mortgage, in an effort to reduce the debt service. The Operating General Partner and the management company have been deferring their respective fees to improve the property's cash flow.  In addition, the Operating General Partner continues to fund deficits. Of the total 24 units at this property, 23 units were occupied for each of the 12 months in 2001, resulting in an average occupancy of 95.83%. The mortgage, taxes, insurance and payables are current.

Glen Place Apartments Limited Partnership (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements for the tax years 1996 and 1997. The 60-Day letters, were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 59% of past and future tax credits. The adjustment will also include interest and penalties on the past tax credit being disallowed. The Investment General Partner and its counsel are working with the Operating General Partner and its counsel to negotiate a more favorable settlement. As a result of the Investment General Partner's expectation that certain past and future credits will be disallowed, the auditor's have included a contingency footnote in the annual financial statement (Note H) which is a part of the most recently filed 10-K dated March 31, 2001.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a six unit property, which incurred negative cash flow during 2000 as a result of low residential rental rates, payment of back taxes and water/sewer and the non payment of commercial rental revenue to the property. To resolve the negative cash flow, residential and rental rates were increased in June 2001. Additionally, the Investment General Partner has contacted the Operating General Partner regarding the receipt of commercial rental income. The Investment General Partner is working to confirm the commercial rental income will be allocated to the operating partnership. The back property taxes and water and sewer are on an approved payment plan with the municipality and will be brought current by the end of the second quarter of 2003. The property will not break even in 2001, however, application of current and past due commercial rental revenue, coupled with the rental rate increase should allow the property to breakeven in 2002. The mortgage and property insurance are current.

Series 19

  As of December 31, 2001 and 2000 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at December 31, 2001, all of which were at 100% qualified occupancy.

For the nine months being reported Series 19 reflects a net loss from
Operating Partnerships of $1,205,184.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of
$948,371. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Carrollton Villa Limited Partnership (Carrollton Villa Apartments), located in Carrollton, Missouri, operated below breakeven in 2001 as a result of low occupancy. In anticipation of a changing housing market the property was reconfigured in late 2000 from 1 and 2 bedrooms only to include 3 and 4 bedroom units. Occupancy averaged 81% during 2001 and was 76% at December 31, 2001. Management is currently running ads in the local newspaper, and flyers with pull-tabs, have been posted throughout the community and in surrounding areas. Moreover, the site manager has a very successful relationship with the local housing authority, which should generate tenant referrals. The property's mortgage, taxes and insurance were all current as of December 31, 2001.

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
Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:

February 20, 2002	By:	/s/ John P. Manning

John P. Manning

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 20, 2002	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.