Form 10-K
period 2002-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2002-07-12
CIK 879555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2002 or

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

          Commission file number        0-21718

BOSTON CAPITAL TAX CREDIT FUND III L.P.

(Exact name of registrant as specified in its charter)

Delaware	52-1749505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Boston Place, Suite 2100, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code (617) 624-8900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes         ☒                            No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-K Parts	Document

Parts I, III as supplemented	October 7, 1993 Prospectus,

Parts II, IV Form 8-K
Form 8-K dated April 4, 1994
Form 8-K dated April 4, 1994
Form 8-K dated April 7, 1994
Form 8-K dated April 8, 1994
Form 8-K dated April 12, 1994
Form 8-K dated April 14, 1994
Form 8-K dated May 12, 1994
Form 8-K dated May 29, 1994
Form 8-K dated May 31, 1994
Form 8-K dated June 16, 1994
Form 8-K dated June 27, 1994
Form 8-K dated June 27, 1994
Form 8-K dated July 8, 1994
Form 8-K dated September 1, 1994
Form 8-K dated September 12, 1994
Form 8-K dated September 21, 1994
Form 8-K dated October 19, 1994
Form 8-K dated October 25, 1994
Form 8-K dated October 28, 1994
Form 8-K dated November 19, 1994
Form 8-K dated January 12, 1995

BOSTON CAPITAL TAX CREDIT FUND III L.P.

Form 10-K ANNUAL REPORT

FOR THE YEAR ENDED MARCH 31, 2002

PART I

Item 1.    Business

Organization

Boston Capital Tax Credit Fund III L.P. (the “Fund”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of September 19, 1991.  Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund’s general partner was reorganized as follows.  The General Partner of the Fund continues to be Boston Capital Associates III L.P., a Delaware limited partnership.  The general partner of the General Partner is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation.  John P. Manning is the principal of Boston Capital Partners, Inc.  The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates.  The Assignor Limited Partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by John P. Manning.

The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner will be assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors will be entitled to all the rights and economic benefits of a Limited Partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series.  The registration for additional BACs became effective on October 6, 1993.  As of March 31, 2001, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020.  The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

The Offering, including information regarding the issuance of BACs in series, is described on pages 84 to 87 of the Prospectus, as supplemented, under the caption “The Offering”, which is incorporated herein by reference.

Description of Business

The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.  Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 48 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 37 to 51 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2002 the Fund had invested in 68 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 49 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19.  A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:

(1)                                  provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to certain strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)                                  provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and

(3)                                  preserve and protect the Fund’s capital and provide capital appreciation and cash distributions through increases in value of the Fund’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes.

The business objectives and investment policies of the Fund are described more fully on pages 30 to 37 of the Prospectus, as supplemented, under the caption “Investment Objectives and Acquisition Policies,” which is incorporated herein by reference.

Employees

The Fund does not have any employees.  Services are performed by the General Partner and its affiliates and agents retained by them.

Item 2.   Properties

The Fund has acquired a Limited Partnership interest in 241 Operating Partnerships in five series, identified in the table set forth below.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test  (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
April Gardens Apts. III	Las Piedras, PR	32	$1,455,172	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,317,508	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	505,462	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	1,005,751	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	781,819	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	810,261	03/92	09/92	100%	152,282

Buena Vista Apartments, Phase II	Union, SC	44	1,440,708	03/92	01/92	100%	281,000

Calexico Senior Apts.	Calexico, CA	38	1,908,011	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	731,595	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,278,958	10/92	09/93	100%	247,599

Coral Ridge Apartments	Coralville, IA	102	2,564,763	03/92	11/92	100%	2,257,827

Country Meadows II, III, IV	Sioux Falls, SD	55	1,230,146	05/92	09/92	100%	1,220,825

Curwensville House Apts.	Curwensville, PA	28	1,202,207	09/92	07/93	100%	262,000

Deerfield Commons	Crewe, VA	39	1,219,898	04/92	06/92	100%	242,430

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
East Park Apts. I	Dilworth, MN	24	$525,985	06/94	01/94	100%	$406,100

Edgewood Apts.	Munfordville, KY	24	779,488	06/92	08/92	100%	156,763

Golden Age Apts.	Oak Grove, MO	17	400,397	04/92	11/91	100%	84,410

Graham Village Apts.	Graham, NC	50	1,285,775	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	677,245	04/94	10/75	100%	64,069

Greenwood Village	Fort Gaines, GA	24	667,936	08/92	05/93	100%	131,268

Hadley’s Lake Apts.	East Machias, ME	18	1,029,999	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,474,702	07/92	02/93	100%	327,944

Harrison-ville Properties II	Harrisonville, MO	24	603,589	03/92	11/91	100%	144,004

Harvest Point Apts.	Madison, SD	30	1,188,737	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,915,579	04/92	11/92	100%	1,153,620

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Heron’s Landing I	Lake Placid, FL	37	$1,193,598	10/92	10/92	100%	$255,339

Hidden Cove	W. Pittsburg, CA	88	2,792,831	02/94	08/88	100%	200,000

Higginsville Estates	Higginsville, MO	24	622,507	03/92	03/91	100%	146,111

Kearney Estates	Kearney, MO	24	628,713	05/92	01/92	100%	138,103

Lakeside Apts.	Lake Village AR	32	1,209,320	08/94	08/95	100%	282,004

Lake View Green Apts.	Lake View, SC	24	880,282	03/92	07/92	100%	183,603

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,059,322	03/92	02/92	100%	229,986

Lebanon Properties III	Lebanon, MO	24	626,664	03/92	02/92	100%	152,171

Lebanon Village II	Spring Grove, VA	24	913,131	08/92	02/93	100%	169,000

Lilac Apts.	Leitchfield, KY	24	717,719	06/92	07/92	100%	148,015

Livingston Plaza	Livingston, TX	24	667,055	12/92	11/93	100%	176,534

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Manning Lane Apts.	Manning, SC	42	$1,458,069	08/92	03/93	100%	$296,436

Marshall Lane Apts.	Marshallville, GA	18	548,387	08/92	12/92	100%	114,200

Maryville Properties	Maryville, MO	24	712,106	05/92	03/92	100%	156,636

Meadow View Apts.	Grantsville, MD	36	1,472,936	05/92	02/93	100%	291,322

Millbrook Commons	Sanford, ME	16	912,308	06/92	11/92	100%	227,100

Monark Homes	Van Buren & Barling, AR	10	311,978	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	871,731	09/92	05/93	100%	206,820

North Trail Apts.	Arkansas City, KS	24	815,212	09/94	12/94	100%	194,118

Oakwood Village	Century, FL	39	1,098,916	05/92	05/92	100%	249,374

Osceola Estates Apts	Osceola, IA	24	629,895	05/92	05/92	100%	161,325

Payson Senior Center Apts.	Payson, AZ	39	1,474,654	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	3,574,135	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	890,244	03/92	01/92	100%	165,434

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Rio Mimbres II Apartments	Deming, NM	24	$766,792	04/92	04/92	100%	$149,811

River Chase Apts.	Wauchula, FL	47	1,465,017	08/92	10/92	100%	322,944

Rolling Brook III Apts.	Algonac, MI	26	818,968	06/92	11/92	100%	185,632

School St. Apts.Phase I	Marshall, WI	24	717,435	04/92	05/92	100%	666,025

Shenandoah Village	Shenandoah, PA	34	1,459,010	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	788,430	07/92	02/93	100%	178,084

Spring Creek II Apts.	Derby, KS	50	1,084,563	04/92	06/92	100%	1,060,282

Summit Ridge Apartments	Palmdale, CA	304	8,616,407	10/92	12/93	100%	5,639,000

Sunset Sq. Apts.	Scottsboro, AL	24	733,333	09/92	08/92	100%	143,900

Taylor Mill Apartments	Hodgenville KY	24	761,607	04/92	05/92	100%	173,606

Timmons Village Apts.	Lynchburg, SC	18	617,040	05/92	07/92	100%	122,450

University Meadows	Detroit, MI	53	2,091,888	06/92	12/92	100%	1,676,750

Valatie Woods	Valatie, NY	32	1,334,438	06/92	04/92	100%	277,600

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Village Woods	Healdton, OK	24	$693,112	08/94	12/94	100%	$173,616

Villas Del Mar	Urb. Corales de Hatillo, PR	32	1,453,567	08/92	08/92	100%	307,200

Virgen del Pozo Garden Apts.	Sabana Grande, PR	70	3,310,212	08/92	07/93	100%	772,550

Weedpatch Country Apts.	Weedpatch, CA	36	1,953,930	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	521,423	08/92	11/92	100%	108,000

Wood Park Pointe	Arcadia, FL	36	1,158,810	06/92	05/92	100%	243,672

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
1413 Leavenworth Apts.	Omaha, NE	60	$1,547,402	12/92	03/93	100%	$1,287,526

Abbey Orchards Apts.	Nixa, MO	48	1,426,667	03/94	06/94	100%	1,163,875

Abbey Orchards Apts. II	Nixa, MO	56	999,263	08/94	07/94	100%	1,137,750

Bernice Villa Apts.	Bernice, LA	32	931,072	05/93	10/93	100%	200,476

Branch River Commons Apts	Wakefield, NH	24	1,250,660	09/92	02/93	100%	246,105

Brunswick Manor Apts.	Lawrenceville, VA	40	1,403,729	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	760,850	11/92	01/93	100%	175,959

Cape Ann YMCA Community Ctr.	Gloucester, MA	23	461,586	01/93	12/93	100%	693,132

Carriage Park Village	Westville, OK	24	704,522	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	499,247	10/92	07/93	100%	102,500

Cielo Azul Apts.	Aztec, NM	30	1,007,449	05/93	05/93	100%	389,749

Clymer Park Apts.	Clymer, PA	32	1,433,031	12/92	11/94	100%	317,428

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Crystal Ridge Apts.	Davenport, IA	126	$2,970,129	10/93	02/94	100%	$3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,437,207	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	669,808	08/93	03/93	100%	572,200

Derry Round House Court	Borough of Derry, PA	26	1,112,942	02/93	02/93	100%	248,019

Fairmeadow Apts.	Latta, SC	24	874,391	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	1,033,201	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	743,621	12/92	09/93	100%	162,397

Gibson Manor Apts.	Gibson, NC	24	891,828	12/92	06/93	100%	161,412

Greenfield Properties	Greenfield, MO	20	526,410	01/93	05/93	100%	126,046

Greenwood Apts.	Mt. Pleasant, PA	36	1,455,277	11/93	10/93	100%	352,000

Harmony House Apts.	Galax, VA	40	1,453,064	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	3,076,431	08/94	09/95	100%	1,955,670

Holly Tree Manor	Holly Hill, SC	24	876,906	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	960,575	11/93	04/94	100%	246,722

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Joiner Manor	Joiner, AR	25	$798,358	01/93	06/93	100%	$149,670

Landview Manor	Bentonia, MS	28	833,921	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,366,841	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	908,278	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,307,405	09/92	03/93	100%	274,750

Mariner’s Pointe Apts	Milwaukee, WI	64	2,120,631	12/92	08/93	100%	1,684,121

Mariner’s Pointe Apts. II	Milwaukee, WI	52	2,036,773	12/92	08/93	100%	1,676,219

Meadows of Southgate	Southgate, MI	83	2,243,493	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,956,188	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,849,466	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	1,220,015	02/93	10/93	100%	221,626

Newport Manor Apts.	Newport, TN	30	944,283	09/93	12/93	100%	204,863

Oak Forest Apts.	Eastman, GA	41	1,164,806	12/92	10/93	100%	251,269

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Parkwoods Apts.	Anson, ME	24	$1,272,820	12/92	09/93	100%	$320,206

Plantation Manor	Tchula, MS	28	823,190	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	508,567	12/93	11/94	100%	94,249

Riviera Apts.	Miami Beach, FL	56	1,679,836	12/92	12/93	100%	1,442,978

Sable Chase of McDonough	McDonough, GA	222	4,802,174	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	927,192	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	1,037,132	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	946,223	05/93	09/93	100%	206,086

Summersville Estates	Summersville, MO	24	615,060	05/93	06/93	100%	157,976

Stony Ground Villas	St. Croix, VI	22	1,417,881	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	673,966	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	750,441	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	734,428	12/92	07/94	100%	144,304

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
The Fitzgerald Building	Plattsmouth, NE	20	$623,971	12/93	12/93	100%	$924,780

The Woodlands	Tupper Lake, NY	18	921,307	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,585,985	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	841,790	05/93	10/93	100%	185,392

Valley View Apartments	Palatine Bridge, NY	32	1,407,423	05/94	05/94	100%	326,870

Victoria Pointe Apts.	North Port, FL	42	1,430,835	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,487,400	01/93	12/93	100%	435,530

West End Manor	Union, SC	28	980,066	05/93	05/93	100%	231,741

Westchester Village of Oak Grove	Oak Grove, MO	33	1,109,019	12/92	04/93	100%	889,700

Westchester Village of St. Joseph	St. Joseph, MO	60	1,404,722	07/93	06/93	100%	1,316,500

Willcox Senior Apts.	Willcox, AZ	30	1,095,271	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,449,489	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Annadale Apartments	Fresno, CA	222	$10,970,799	01/96	06/90	100%	$0

Artesia Properties	Artesia, NM	40	1,397,881	09/94	09/94	100%	399,464

Aspen Ridge Apts.	Omaha, NE	42	801,290	09/93	11/93	100%	809,750

Briarwood Apartments	Clio, SC	24	898,263	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	1,344,219	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,120,590	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,268,178	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,061,665	05/93	04/93	100%	201,711

Caney Creek Apts.	Caneyville, KY	16	472,564	05/93	04/93	100%	118,800

Central House	Cambridge, MA	128	2,210,786	04/93	12/93	100%	2,498,109

Clinton Estates	Clinton, MO	24	732,113	12/94	12/94	100%	162,717

Cloverport Apts.	Cloverport, KY	24	744,597	04/93	07/93	100%	174,575

College Greene Senior Apts	Chili, NY	110	3,727,860	03/95	08/95	100%	232,545

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Crofton Manor Apts.	Crofton, KY	24	$794,199	04/93	03/93	100%	$168,420

Deerwood Village Apts	Adrian, GA	20	631,271	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,159,481	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,089,384	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,046,093	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	2,028,841	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	1,140,124	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,160,975	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,894,915	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	531,274	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	1,006,039	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	665,520	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,053,668	11/93	08/94	100%	304,556

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Ivywood Park Apts.	Smyrna, GA	106	$3,817,328	06/93	10/93	100%	$2,093,847

Jonestown Manor Apts.	Jonestown, MS	28	859,744	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	3,713,003	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	3,241,879	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,474,850	02/94	12/94	100%	288,268

Maplewood Park Apts.	Union City, GA	110	3,431,353	04/94	07/95	100%	1,416,091

Oakwood Manor of Bennettsville	Bennettsville, SC	24	869,023	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,373,142	11/93	03/94	100%	439,277

Orchard Park	Beaumont, CA	144	3,683,410	01/94	05/89	100%	250,000

Palmetto Villas	Palmetto, FL	49	1,622,509	05/94	04/94	100%	421,795

Park Place	Lehigh Acres, FL	36	1,161,962	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	797,092	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	870,592	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	3,210,424	12/93	12/94	100%	909,231

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Seabreeze Manor	Inglis, FL	37	$1,223,419	03/94	01/95	100%	$294,387

Soledad Senior Apts.	Soledad, CA	40	1,931,480	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	943,131	09/93	06/94	100%	892,915

Summit Ridge Apt.	Palmdale, CA	304	8,616,407	12/93	12/93	100%	5,191,039

Villa West V Apartments	Topeka, KS	52	1,138,663	02/93	10/92	100%	902,700

Waynesburg House Apts.	Waynesburg, PA	34	1,481,294	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,628,147	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,154,580	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	769,630	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2001

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Arch Apartments	Boston, MA	75	$2,436,963	04/94	12/94	100%	$3,017,845

Bear Creek Apartments	Naples, FL	118	4,784,406	03/94	04/95	100%	3,586,687

Briarwood Apartments	Humbolt, IA	20	702,840	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,808,441	03/94	12/94	100%	519,100

Chatham Manor	Chatham, NY	32	1,392,562	01/94	12/93	100%	296,860

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,508,084	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	820,600	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,754,409	08/94	01/95	100%	1,627,293

Glen Place Apartments	Duluth, MN	35	1,163,505	04/94	06/94	100%	1,328,621

Harris Music Building	West Palm Beach, FL	38	1,272,696	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield, CA	60	1,286,850	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,580,124	08/93	05/94	100%	1,029,000

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Lathrop Properties	Lathrop, MO	24	$733,669	04/94	05/94	100%	$171,579

Leesville Elderly Apts.	Leesville, LA	54	1,308,029	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	992,540	07/94	09/94	100%	595,439

Maple Leaf Apartments	Franklinville, NY	24	1,093,383	08/94	12/94	100%	296,587

Maple Terrace	Aurora, NY	32	1,388,832	09/93	09/93	100%	279,988

Marengo Park Apts.	Marengo, IA	24	749,156	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	478,499	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,476,790	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	948,084	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	801,866	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	494,545	01/94	07/94	100%	116,860

Parvin’s Branch Townhouses	Vineland, NJ	24	756,896	08/93	11/93	100%	761,856

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Peach Tree Apartments	Felton, DE	32	$1,469,682	01/94	07/93	100%	$206,100

Pepperton Villas	Jackson, GA	29	856,853	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville, AR	62	926,643	12/93	12/94	100%	1,067,200

Richmond Manor	Richmond, MO	36	1,020,447	06/94	06/94	100%	231,593

Rio Grande Apartments	Eagle Pass, TX	100	2,195,763	06/94	05/94	100%	666,840

Troy Estates	Troy, MO	24	685,100	12/93	01/94	100%	159,007

Vista Loma Apartments	Bullhead City, AZ	41	1,597,680	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	237,124	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	2,036,479	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2002

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Callaway Villa	Holt’s Summit, MO	48	$1,179,191	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,388,928	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,508,084	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,526,678	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	3,463,648	08/94	03/95	100%	3,337,884

Garden Gate Apartments	Forth Worth, TX	240	5,627,469	02/94	04/95	100%	3,576,605

Garden Gate Apartments	Plano, TX	240	7,059,517	02/94	05/95	100%	3,166,064

Hebbronville Senior	Hebbronville, TX	20	512,443	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,443,436	05/94	08/95	100%	1,715,351

Jenny Lynn Apts.	Morgantown, KY	24	795,302	01/94	09/94	100%	182,800

Lone Star Senior	Lone Star, TX	24	606,252	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	953,917	05/94	08/95	100%	227,910

Maplewood Park Apts.	Union City, GA	110	3,431,353	04/94	07/95	100%	1,416,091

Martindale Apts.	Martindale, TX	24	671,732	12/93	01/94	100%	154,790

Property Name	Location	Units	Mortgage Balance As of 12/31/01	Acq Date	Const Comp	Qualified Occupancy 3/31/02	Cap Con Paid Thru 3/31/02
Munford Village	Munford, AL	24	$752,607	10/93	04/94	100%	$165,800

Northpoint Commons	Kansas City, MO	158	4,570,098	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	644,807	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,725,127	03/95	05/95	100%	499,104

Sahale Heights Apts.	Elizabethtown, KY	24	848,019	01/94	06/94	100%	238,600

Seville Apartments	Forest Village, OH	24	657,027	03/94	03/78	100%	47,780

Sherwood Knoll	Rainsville, AL	24	771,654	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	930,528	01/94	11/95	100%	223,029

Tanglewood Apartments	Lawrenceville, GA	130	4,096,010	11/93	12/94	100%	3,020,840

Village North I	Independence, KS	24	845,134	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	3,136,081	12/93	01/95	100%	2,833,420

Wedgewood Lane Apartments	Cedar City, UT	24	990,237	06/94	09/94	100%	262,800

Item 3.                    Legal Proceedings

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Fund’s Interests and Related Fund Matters

(a)           Market Information

The Fund is classified as a limited partnership and thus has no common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)           Approximate number of security holders

As of March 31, 2002 the Fund has 13,521 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 15 consists of 2,506 investors holding 3,870,500 BACs, Series 16 consists of 3,488 investors holding 5,429,402 BACs, Series 17 consists of 2,982 investors holding 5,000,000 BACs, Series 18 consists of 2,122 investors holding 3,616,200 BACs, and Series 19 consists of 2,423 investors holding 4,080,000 BACs at March 31, 2002.

(c)           Dividend history and restriction

The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, September 19, 1991 through March 31, 2002.

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

Fund allocations and distributions are described on page 60 of the Prospectus, as supplemented, under the caption “Sharing Arrangements:  Profits, Credits, Losses, Net Cash Flow and Residuals”, which is incorporated herein by reference.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 1997 through March 31, 2002.  Additional detailed financial information is set forth in the audited financial statements listed in Item 14 hereof.

Operations	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998
Interest & Other Income	$108,235	$159,689	$207,011	$358,856	$341,565

Share of Loss of Operating Partnership	(9,965,195)	(10,571,206)	(11,654,615)	(12,121,431)	(13,145,436)
Operating Expense	(2,557,899)	(2,998,840)	(2,647,295)	(3,192,943)	(2,938,230)

Net Loss	$(12,414,859)	$(13,410,357)	$(14,094,899)	$(14,955,518)	$(15,742,101)

Net Loss per BAC	$(.56)	$(.60)	$(.63)	$(.67)	$(.71)

Balance Sheet	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999	March 31, 1998

Total Assets	$83,058,985	$93,724,360	$105,516,292	$117,785,304	$131,189,787

Total Liabilities	$18,178,859	$16,429,375	$14,810,950	$12,985,063	$11,434,028
Partners’ Capital	$64,880,126	$77,294,985	$90,705,342	$104,800,241	$119,755,759

Other Data

Tax Credits per BAC for the Investors Tax Year, the Twelve Months Ended December 31, 2001, 2000, 1999, 1998 and 1997*	$1.37	$1.38	$1.39	$1.39	$1.39

•                   Credit per BAC is a weighted average of all the Series.  Since each Series has invested as a limited partner in different Operating Partnerships the Credit per BAC will vary slightly from series to series.  For more detailed information refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity

The Fund’s primary source of funds is the proceeds of its Public Offering. Other sources of liquidity will include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest.  All sources of liquidity are available to meet the obligations of the Fund.  The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations.  Fund management fees accrued during the year ended March 31, 2002 were $2,597,028, and total fund management fees accrued as of March 31, 2002 were $15,620,052.  During the year ended March 31, 2002 the Fund paid fees of $825,000 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2002, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 66 of the 68 Operating Partnerships.  Series 15 has $16,206 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

(Series 16).  The Fund commenced offering BACs in Series 16 on July 10, 1992.  The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16.  Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2002, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2002 the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 58 of the 64 Operating Partnerships.  Series 16 has $138,506 in capital contributions that remain to be paid to the other 6 Operating Partnerships.

(Series 17).  The Fund commenced offering BACs in Series 17 on January 24, 1993.  The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17.  Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2002, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980, and the Fund had completed payments of all installments of its capital contributions to 42 of the 49 Operating Partnerships.  Series 17 has outstanding contributions payable to 7 Operating Partnerships in the amount of $1,186,768 as of March 31, 2002.  Of the amount outstanding, $1,108,873 has been loaned to one of the Operating Partnerships. In addition $15,097 has been funded into an escrow account on behalf of another Operating Partnership. The loan will be converted to capital and the remaining contributions of $62,798, as well as the escrowed funds, will be released when the Operating Partnership have achieved the conditions set fourth in their partnership agreements.

(Series 18).  The Fund commenced offering BACs in Series 18 on June 17,1993.  The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18.  Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2002, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships.  Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8, 1993.  The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19.  Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2002, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2002 proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to 25 of the 26 Operating Partnerships. Series 19 has $24,000 in capital contributions that remain to be paid to the remaining Operating Partnership.

Results of Operations

The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual fund management fee incurred for the fiscal years ended March 31, 2002 and 2001 was $2,132,151 and $2,238,315, respectively.  The amount is anticipated to continue to decrease in subsequent fiscal years as additional Operating Partnerships begin to pay their annual partnership management and reporting fees to the fund.

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 68 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $2,874,405 and $2,875,515, respectively, in passive income tax losses that were passed through to the investors and also provided $1.45 and $1.46, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 15 were $9,478,582, and $10,617,785 respectively.  Investments in Operating Partnerships were affected by the way the Fund accounts for its investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 the Operating Partnerships reflected a net income of $1,080,874 and $696,901, respectively, when adjusted for depreciation, which is a non-cash item.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections.  Occupancy through May 2002 has averaged 98%.  To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance.  The property is currently operating at breakeven.  Cash flow and reserves will be utilized to make improvements necessary to maintain building safety.  The Operating General Partner has completed negotiations with the property’s management company and has transferred the Operating General Partnership interest to that entity effective January 1, 2001.  The Operating General Partner has been negotiating to refinance the permanent mortgage.  The mortgage note on the property was sold in the third quarter of 2001 to another party.  The new lender is unwilling at this time to entertain any refinance proposal not involving a complete pay down of all outstanding debt, including all accrued interest.  It is not in the Partnerships best interest to structure a refinance as proposed.

In April of 2000, School Street I LP, (School Street Apartments - Phase I) inserted Marshall School Street I, LLC, as the Operating General Partner and property management company.  Since taking control, the Management Company completed the capital improvements program and improved the tenant selection criteria.  As a result, physical occupancy at the property has increased and stabilized.  During 2001 occupancy averaged 99%.  The property averaged 99% through April of 2002.  The improved occupancy and the improved tenant selection criteria increased cash flow significantly during 2001, but operations still remained below breakeven due to high operating expenses.  During 2001 operating expenses declined by 13% versus 2000.  The General Partner projects the property to cash flow in the second half of 2002 as they further control operating expenses and increase rents.  The Operating General Partner continues to fund any operating cash deficits. The mortgage, property taxes, insurance and payables are current.

(Series 16).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100% and 99.9%, respectively.  The series had a total of 64 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2000 and 1999, the series, in total, generated $3,917,401 and $3,932,367, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 16 were $17,545,233 and $20,493,977, respectively.  Investments in Operating Partnerships were affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 the Operating Partnerships reflected a net income of $898,919 and $1,096,657, respectively, when adjusted for depreciation, which is a non-cash item.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy.  An increased supply of affordable housing in the area with superior amenities hampered marketing efforts and made tenant retention difficult. Average occupancy for 2001 was 70%, which remained unchanged for the first quarter of 2002.  In an effort to attract tenants property management lowered rents in June of 2001 and again in December of 2001.  There are three commercial spaces at the property, two of which are currently vacant.  Marketing efforts for the apartment units consist of referrals from the nearby Air Force Base, newspaper advertising and flyers.  Also, the property is located on a main street in the center of town and accessible parking is limited.  At the recommendation of the ILP, the management company has requested additional parking spaces from the City of Plattsmouth.  The Operating General Partner continues to support the property financially.  The mortgage, taxes, insurance and accounts payable are current.

(Series 17).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the Series was 100% and 99.9%, respectively.  The series had a total of 49 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $3,185,607 and $3,423,068, respectively, in passive income tax losses that were passed through to the investors and also provided $1.35 and $1.36, respectively, in tax credits per BAC to the investors.

As of March 31, 2002 and 2001 Investments in Operating Partnerships for Series 17 were $16,878,320 and $19,483,775, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 the Operating Partnerships reflected a net income of $518,823 and $1,883,874, respectively, when adjusted for depreciation, which is a non-cash item.  The decrease in adjusted net income in the current year primarily results from a change in operations of two of the Operating Partnerships.  One Operating Partnership reported a significant increase in interest expense to correct for understated interest in prior years.  Another Operating Partnerships reported a significant increase in interest expense due to yield maintenance requirements associated with the retirement of debt.

Annadale Housing Partners (Kingsview Manor & Estates) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the management company, operations have improved significantly.  Rental increases combined with better rent collections increased rental revenues by $99,860 (11.3%) in 2001.  This combined with stabilized operating expenses allowed the property to operate above breakeven. Occupancy remains stable at 89% through the first quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations.  A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002.  If operations continue to demonstrate improvement, we will no longer be reporting on this Partnership.

Operations at Orchard Park Apartments (California Investors VI, LP) continue to show improvement.  Historically, the property has suffered from low occupancy due to the remote location of the site.  The area has experienced economic growth over the past few years, and as a result operations at the property have improved as well.  Occupancy remains stable averaging 97% for the first quarter of 2002.  A rent increase was implemented in March 2001.  The increase was phased in as leases expire.  The full benefit of the increase will be evident in 2002.  Reports submitted by management demonstrate a 15% increase in rental income for the first four months of 2002 compared with the prior year.  The property operated below breakeven in 2001 largely due to the fact that the welfare tax exemption was not in place, and the property paid the full value of the property taxes.  The exemption has been submitted, and the Partnership is due to receive a refund of approximately $32,612.  The Operating General Partner will continue to monitor the status of the exemption.  In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the partnership on January 1, 2001, and is now responsible for funding all future operating deficits.

Operations at Palmetto Properties Ltd. (Palmetto Villas) suffered from low occupancy in 1999 and the first half of 2000 due to poor on-site management and significant deferred maintenance issues.  As a result, the property Management Company was replaced in January 2001.  Since the management company change occurred, occupancy levels have steadily increased as improvements have been made at the property and deferred maintenance has been addressed. Occupancy averaged 95.07% for the year 2001, and remains steady at that level into the first quarter of 2002.  Rental revenues increased by $62,670 in 2001 (an increase of 32.6% from the prior year) Property taxes remain an issue for this Partnership.  Rural Development paid the 1998 delinquent taxes as an advance against the mortgage.  The 1999 taxes were paid in 2001 from property operations.  The Investment General Partner is attempting to work with Rural Development to develop a workout plan to address the tax issue.  Although the increased rental revenues have allowed the Partnership to escrow funds for the payment of taxes and insurance, fiscal year 2000 and 2001 taxes remain delinquent.  The Investment General Partner continues negotiations with the current Operating General Partner aimed at removing him from the partnership. The new management company has expressed interest in assuming the role of Operating General Partner, and based on the management company’s performance to date, the partnership would benefit from this arrangement.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY.  The Partnership suffers from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits.  As the management agent is an affiliate of the Operating General Partner, the Partnership has also been deferring management fees. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files.  The non-compliance was reported to the IRS and subsequently 8823’s were issued.  Management has corrected the files to the best of their ability, however the files are not complete.   The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation.  Based upon a preliminary review, the Investment General Partner has a concern that the Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits.  To date no recapture of credits have been taken. The Operating General Partner and the Investment General Partner are continuing to work together along with legal counsel to determine an appropriate course of action. The Investment Limited Partner continues to monitor this situation closely.

(Series 18).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100% and 99.9%, respectively.  The series had a total of 34 properties at March 31, 2002, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2001 and 2000, the series, in total, generated $2,679,867 and $2,402,352, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 18 was $12,586,199 and $14,578,072, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 the Operating Partnerships reflected a net income of $229,082 and $285,907, respectively, when adjusted for depreciation, which is a non-cash item.

Harris Housing Limited Partnership (Harris Music Lofts) located in West Palm Beach, Florida, operated slightly below break-even for the first quarter of 2002 mainly due to high operating expenses and high debt service payments.  The property continues to perform necessary maintenance including carpet replacement and roof repairs in order to preserve the existing asset and maintain the marketability of the rental units.  The General Partner continues to share operating costs with an affiliated property in the same neighborhood in an attempt to reduce expenses.  It is anticipated that the project will breakeven in 2002. A representative of Boston Capital has visited the property in June of 2002 and confirmed that average occupancy for the first quarter of 2002 was 100%, 6% increase from the fourth quarter average of 94%.

Marengo Park Apartments, Limited Partnership (Marengo Park) operated below breakeven due to the prior year’s low occupancy levels.  Occupancy averaged 84% in 2000. Management attributed the occupancy problem to the local economy. Due to historical low occupancy rates, the property suffered from under funded reserves and delinquent real estate taxes.  The Investment General Partner and the Operating General Partner negotiated a workout plan with Rural Development to address these issues.  Now that the workout plan is in place both real estate taxes and reserves are current.  Additionally, Rural Development approved Special Market Rate rents at the property in an effort to improve occupancy.  Occupancy averaged 93.75% for the year 2001, and operations have significantly improved.  The property has been able to meet all required monthly expenses, including taxes and reserve deposits.  They will further benefit by a reduction in their annual tax expense, which is expected to go into effect in 2002. As this property has demonstrated a marked improvement for the year 2001, it will be removed from this report.

Parvin’s Limited Partnership (Parvin’s Branch Townhomes) continues to incur operating deficits due to high debt service payments.  The loan has an interest rate of 10.5% and is amortized over 15 years. The management company and Operating General Partner are in discussions with the existing first mortgage holder regarding restructuring and/or refinancing the existing mortgage, in an effort to reduce the debt service.  The Operating General Partner and the management company have been deferring their respective fees to improve the property’s cash flow.  In addition, the Operating General Partner continues to fund deficits.  Of the total 24 units at this property, 23 units were occupied for each of the 3 months in 2002, resulting in an average occupancy of 95.83%.  The mortgage, taxes, insurance and payables are current.

Glen Place Apartments Limited Partnership (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements for the tax years 1996 and 1997.  The 60-Day letters were the result of an IRS audit of the Operating Partnership’s tenant files.  As a result of their audit, the IRS has proposed an adjustment that would disallow 59% of past and future tax credits. The adjustment will also include interest and penalties on the past tax credits being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer.   We believe the audit is nearing completion, and while an actual audit settlement has not been reached, it is our belief that there is a likelihood of a favorable settlement. However, in the absence of a settlement, the auditors continue to include a contingency footnote in the annual financial statement (Note I) which is a part of the most recently filed 10-K dated, March 31, 2002.

Chelsea Square Development LP (Chelsea Square Apartments) is a six unit property, which incurred negative cash flow during 2001 as a result of low residential rental rates, payment of back taxes and water/sewer and the non payment of commercial rental revenue to the property.  To resolve the negative cash flow, residential and rental rates were increased in June 2001.  Additionally, the General Partner began allocating the commercial rental income to the property in 2002.  The back property taxes and water and sewer are on an approved payment plan with the municipality and will be brought current by the end of 2002. The property will not break even in 2002, however applications of current and past due commercial rental revenue, coupled with the rental rate increase should allow the property to breakeven in 2003. The mortgage and property insurance are current.  The General Partner guarantee is unlimited as to amount and time.

(Series 19).  As of March 31, 2002 and 2001, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2001, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2001 and 2000, the series, in total, generated $2,268,630 and $2,633,032, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 in tax credits per BAC to the investors.

As of March 31, 2002 and 2001, Investments in Operating Partnerships for Series 19 were $18,610,544 and $20,146,249, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2001 and 2000 the Operating Partnerships reflected a net income of $1,184,563 and $1,040,332, respectively, when adjusted for depreciation which is a non-cash item.

Carrollton Villa, L.P. (Carrollton Villa), located in Carrollton, Missouri, operated below breakeven during the first quarter of 2002 as a result of low occupancy. In anticipation of a changing housing market the property was reconfigured in late 2000 from 1 and 2 bedrooms only to include 3 and 4 bedroom units.  Occupancy averaged 80% during the first quarter of 2002.  Management is currently running ads in the local newspaper, and flyers with pull-tabs have been posted throughout the community and in surrounding areas. Moreover, the site manager has a very successful relationship with the local housing authority, which should generate tenant referrals.  The property’s mortgage, taxes and insurance were all current as of March 31, 2002.

Recent Accounting Statements Not Yet Adopted

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of the operation of the partnership.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk - Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 14 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure	None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a), (b), (c), (d) and (e)

The Partnership has no directors or executives officers of its own.  The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Partnership’s affairs.

John P. Manning, age 54, is Co-Founder, President and Chief Executive Officer of Boston Capital Corporation where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force to review and reform the Low Income Housing Tax Credit. He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the Board of the National Leased Housing Association and sits on the Advisory Board of the publication Housing and Development Reporter. During the 1980s he served as a member of the Massachusetts Housing Policy Committee, as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton also appointed Mr. Manning to the President’s Export Council, which is the premier committee comprised of major corporate CEOs to advise the President in matters of foreign trade.  Mr. Manning is also a member of the Board of Directors of the John F. Kennedy Presidential Library in Boston, and is a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington, D.C.  Mr. Manning is a graduate of Boston College.

Richard J. DeAgazio, age 57, is Executive Vice President of Boston Capital Corporation, Inc. and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD).  He recently served as a member of the National Adjudicatory Council of the NASD.  He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee.  He also served on the NASD State Liaison Committee and the Direct Participation Program Committee.  He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association.  Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc, an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest.  He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of Cognistar Corporation.  He is a leader in the community and serves on the Board of Trustees of Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, the Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors of the Ron Burton Training Village and is on the Board of Corporators of Northeastern University.  He graduated from Northeastern University.

Kevin P. Costello, age 56, is Executive Vice President in charge of corporate investments for Boston Capital Partners, Inc. and serves on the firm’s Operating Committee.  He is responsible for all corporate investment activity and has spent over twenty years in the real estate syndication and investment business.  Mr. Costello’s prior responsibilities at Boston Capital have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements.  Prior to joining Boston Capital in 1987, he held senior management executive positions in companies associated with real estate syndication as well as in the medical electronics industry.  Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer for Boston Capital Partners, Inc.  Mr. Goldstein is a former member of the Board of Directors of the Council for Affordable and Rural Housing and formerly served as Chairman of the Finance Committee. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., a real estate development firm, served as Manager for Homeowner Financial Services, a financial consulting firm, and was an analyst responsible for budgeting and forecasting for the New York City Counsel-Finance Division.  He graduated from the University of Colorado and received his MBA from Northeastern University.

(f)            Involvement in certain legal proceedings.

None.

(g)           Promoters and control persons.

None.

Item 11.                  Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2002 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.  The annual fund management fee charged to operations during the year ended March 31, 2002 was $2,132,151.

2.  The Fund has reimbursed an affiliate of the General Partner a total of $85,987 for amounts charged to operations during the year ended March 31, 2002.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners.

As of March 31, 2002, 21,996,102 BACs had been issued.  No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

(b) Security ownership of management.

The General Partner has a 1% interest in all Profits, Losses, Credits and distributions of the Fund.  The Fund’s response to Item 12(a) is incorporated herein by reference.

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

The Fund has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2002.

(b)           Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)           Indebtedness of management.

None.

(d)           Transactions with promoters.

Not applicable.

PART IV

Item 14.                  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial Statements and Financial Statement Schedules

Independent Auditors’ Report

Balance Sheets, March 31, 2002 and 2001

Statements of Operations for the years ended March 31, 2002, 2001 and 2000.

Statements of Changes in Partners’ Capital for the years ended March 31, 2002, 2001, and 2000.

Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000.

Notes to Financial Statements March 31, 2002, 2001 and 2000

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(a)  3.                   Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.                                         Certificate of Limited Partnership of Boston Capital Tax Credit Fund III L.P.  (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on  September 26, 1991.)

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.                                       Agreement of Limited Partnership of Boston Capital Tax Credit Fund III L.P.  (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)

Exhibit No. 10 - Material contracts.

a.                                       Beneficial Assignee Certificate.  (Incorporated by reference from Exhibit 10A to the Fund’s Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)

Exhibit No. 13 - Financial Statements.

Exhibit No. 28 - Additional exhibits.

a.                                       Agreement of Limited Partnership of Branson Christian County (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 1994).

b.                                      Agreement of Limited Partnership of Peachtree L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 1994).

c.                                       Agreement of Limited Partnership of Cass Partners, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1994).

d.                                      Agreement of Limited Partnership of Sable Chase of McDonough L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 8, 1994).

e.                                       Agreement of Limited Partnership of Ponderosa Meadows Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 1994).

f.                                         Agreement of Limited Partnership of Hackley-Barclay LDHA (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 1994).

g.                                      Agreement of Limited Partnership of Sugarwood Park (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 1994).

h.                                      Agreement of Limited Partnership of West End Manor of Union Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 1994).

i.                                          Agreement of Limited Partnership of Vista Loma (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 1994).

j.                                          Agreement of Limited Partnership of Palmetto Properties (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 1994).

k.                                       Agreement of Limited Partnership of Jefferson Square (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1994).

l.                                          Agreement of Limited Partnership of Holts Summit Square (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1994).

m.                                    Agreement of Limited Partnership of Harris Housing (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 1994).

n.                                      Agreement of Limited Partnership of Branson Christian County II (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on September 1, 1994).

o.                                      Agreement of Limited Partnership of Chelsea Square (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on September 12, 1994).

p.                                      Agreement of Limited Partnership of Palatine Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on September 21, 1994).

q.                                      Agreement of Limited Partnership of Mansura Villa II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 19, 1994).

r.                                         Agreement of Limited Partnership of Haynes House Associates II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 25, 1994).

s.                                       Agreement of Limited Partnership of Skowhegan Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 28, 1994).

t.                                         Agreement of Limited Partnership of Mt. Vernon Associates, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 1994).

u.                                      Agreement of Limited Partnership of Clinton Estates, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995.)

Exhibit No. 99 - Independent Auditors’ Reports for Operating Partnerships

Exhibit No. 99 - Schedule III and Notes to Schedule III

(b)                                 Reports on Form 8-K

Report on Form 8-K dated April 4, 1994, concerning the Partnership’s investment in Branson Christian County, L.P. filed with the commission on April 4, 1994.

Report on Form 8-K dated April 4, 1994, concerning the Partnership’s investment in Peachtree Limited Partnership filed with the commission on April 4, 1994.

Report on Form 8-K dated April 7, 1994, concerning the Partnership’s investment in Cass Partners, L.P. filed with the commission on April 7, 1994.

Report on Form 8-K dated April 8, 1994, concerning the Partnership’s investment in Sable Chase of McDonough L.P. filed with the commission on April 8, 1994.

Report on Form 8-K dated April 12, 1994, concerning the Partnership’s investment in Ponderosa Meadows Limited Partnership filed with the commission on April 12, 1994.

Report on Form 8-K dated April 14, 1994, concerning the Partnership’s investment in Hackley–Barclay Limited Partnership filed with the commission on April 14, 1994.

Report on Form 8-K dated May 12, 1994, concerning the Partnership’s investment in Sugarwood Park Limited Partnership filed with the commission on May 12, 1994.

Report on Form 8-K dated May 29, 1994, concerning the Partnership’s investment in West End Manor of Union Limited Partnership filed with the commission on May 29, 1994.

(c)                                  Report on Form 8-K dated May 31, 1994, concerning the Partnership’s investment in Vista Loma Limited Partnership filed with the commission on May 31, 1994.

Report on Form 8-K dated June 16, 1994, concerning the Partnership’s investment in Palmetto Properties Limited Partnership filed with the commission on June 16, 1994.

Report on Form 8-K dated June 27, 1994, concerning the Partnership’s investment in Jefferson Square Limited Partnership filed with the commission on June 27, 1994.

Report on Form 8-K dated June 27, 1994, concerning the Partnership’s investment in Holts Summit Square Limited Partnership filed with the commission on June 27, 1994.

Report on Form 8-K dated July 8, 1994, concerning the Partnership’s investment in Harris Houisng Limited Partnership filed with the commission on June 27, 1994.

Report on Form 8-K dated September 1, 1994, concerning the Partnership’s investment in Branson Christian County II Limited Partnership filed with the commission on September 1, 1994.

Report on Form 8-K dated September 12, 1994, concerning the Partnership’s investment in Chelsea Square Limited Partnership filed with the commission on September 12, 1994.

Report on Form 8-K dated September 21, 1994, concerning the Partnership’s investment in Palatine Limited Partnership filed with the commission on September 21, 1994.

Report on Form 8-K dated October 19, 1994, concerning the Partnership’s investment in Mansura Villa II Partnership filed with the commission on October 19, 1994.

Report on Form 8-K dated October 25, 1994, concerning the Partnership’s investment in Haynes House Associates II Limited Partnership filed with the commission on October 25, 1994.

Report on Form 8-K dated October 28, 1994, concerning the Partnership’s investment in Skowhegan Limited Partnership filed with the commission on October 28, 1994.

Report on Form 8-K dated November 19, 1994, concerning the Partnership’s investment in Mt. Vernon Associates, L.P. filed with the commission on November 19, 1994.

Report on Form 8-K dated November 19, 1994, concerning the Partnership’s investment in Clinton Estates, L.P. filed with the commission on January 12, 1995.

(c)            Exhibits

                 The list of exhibits required by Item 601 of Regulation S-K is included in Item 14 (a)(3).

(d)            Financial Statement Schedules

                 See Item 14 (a) 1 and 2 above.

(e)            Independent Auditors’ Reports for Operating Partnerships.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner

Date: July 12, 2002	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 12, 2002	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.
John P. Manning