Form 10-Q
period 2002-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2002-08-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2002

                                             or

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
FOR THE QUARTER ENDED JUNE 30,2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30,2002

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

Statements_of_Cash_Flows 20

tHREE MONTHS ENDED JUNE 30

Statements_of_Cash_Flows_Series_15 22

Statements_of_Cash_Flows_Series_16 24

Statements_of_Cash_Flows_Series_17 26

Statements_of_Cash_Flows_Series_18 28

Statements_of_Cash_Flows_Series_19 30

Notes_to_Financial_Statements *

Note_A_Organization *

Note_B_Accounting *

Investment *

Cost

Note_C_Related_Party_Transactions 34

Note_D_Investments 35

Combined_Statements_of_Operations 36

Combined_Statements_Series_15 36

Combined_Statements_Series_16 37

Combined_Statements_Series_17 38

Combined_Statements_Series_18 39

Combined_Statements_Series_19 40

Liquidity 42

Capital_Resources 42

Results_of_Operations 43

Part_II_Other_Information 49

SIGNATURES 50

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 72,824,096	$ 75,098,878

OTHER ASSETS

Cash and cash equivalents	2,064,295	2,273,043
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	1,388,335	1,405,559
Other assets	2,971,602	2,971,523
	$ 80,558,310	$ 83,058,985

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,553	$ 4,553
Accounts payable affiliates	17,039,529	16,790,272
Capital contributions payable	1,313,890	1,384,034
	18,357,972	18,178,859

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of June 30, 2002	63,467,998	66,120,988
General Partner	(1,267,660)	(1,240,862)
	62,200,338	64,880,126
	$ 80,558,310	$ 83,058,985

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 9,118,097	$ 9,478,582

OTHER ASSETS

Cash and cash equivalents	372,362	444,415
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	212,860	215,488
Other assets	793,901	793,901
	$10,497,220	$10,932,386

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	4,703,529	4,666,517
Capital contributions payable	16,206	16,206
	4,720,880	4,683,868

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of June 30, 2002	6,051,248	6,518,704
General Partner	(274,908)	(270,186)
	5,776,340	6,248,518
	$10,497,220	$10,932,386

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,882,137	$17,545,233

OTHER ASSETS

Cash and cash equivalents	388,555	489,893
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	341,258	345,471
Other assets	119,178	119,178
	$17,731,128	$18,499,775

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,875,998	3,803,006
Capital contributions payable	78,362	138,506
	3,954,360	3,941,512

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of June 30, 2002	14,105,610	14,879,290
General Partner	(328,842)	(321,027)

	13,776,768	14,558,263
	$17,731,128	$18,499,775

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,544,683	$16,878,320

OTHER ASSETS

Cash and cash equivalents	495,953	491,940
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	307,111	310,998
Other assets	1,963,567	1,964,133
	$20,621,296	$20,955,373

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,315,220	5,174,295
Capital contributions payable	1,176,768	1,186,768
	6,491,988	6,361,063

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of June 30, 2002	14,417,695	14,878,047
General Partner	(288,387)	(283,737)
	14,129,308	14,594,310
	$20,621,296	$20,955,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$12,097,969	$12,586,199

OTHER ASSETS

Cash and cash equivalents	371,742	365,987
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	232,064	234,917
Other assets	89,184	89,184
	$12,790,959	$13,276,287

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,296,322	2,200,833
Capital contributions payable	18,554	18,554
	2,314,876	2,219,387

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of June 30, 2002	10,681,550	11,256,559
General Partner	(205,467)	(199,659)
	10,476,083	11,056,900
	$12,790,959	$13,276,287

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$18,181,210	$18,610,544

OTHER ASSETS

Cash and cash equivalents	435,683	480,808
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	295,042	298,685
Other assets	5,772	5,127
	$18,917,707	$19,395,164

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,408	$ 3,408
Accounts payable affiliates	848,460	945,621
Capital contributions payable	24,000	24,000
	875,868	973,029

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of June 30, 2002	18,211,895	18,588,388
General Partner	(170,056)	(166,253)
	18,041,839	18,422,135
	$18,917,707	$19,395,164

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 6,817	$ 28,524
Other income	6,177	16
	12,994	28,540

Share of loss from Operating Partnerships(Note D)	(2,120,766)	(2,356,628)

Expenses
Professional fees	43,961	73,407
Fund management fee (Note C)	487,661	548,490
Amortization	17,224	17,225
General and administrative expenses	23,170	21,574
	572,016	660,696

NET LOSS	$(2,679,788)	$(2,988,784)

Net loss allocated to limited partners	$(2,652,990)	$(2,958,896)

Net loss allocated to general partner	$ (26,798)	$ (29,888)

Net loss per BAC	$ (.61)	$ (.68)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2002	2001

Income
Interest income	$ 1,386	$ 5,727
Other income	1,033	16
	2,419	5,743

Share of loss from Operating Partnerships(Note D)	(357,374)	(310,584)

Expenses
Professional fees	11,195	9,690
Fund management fee	99,030	119,368
Amortization	2,628	2,628
General and administrative expenses	4,370	3,891
	117,223	135,577

NET LOSS	$ (472,178)	$ (440,418)

Net loss allocated to limited partners	$ (467,456)	$ (436,014)

Net loss allocated to general partner	$ (4,722)	$ (4,404)

Net loss per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2002	2001

Income
Interest income	$ 1,588	$ 8,605
Other income	5,052	-
	6,640	8,605

Share of loss from Operating Partnerships(Note D)	(660,885)	(608,222)

Expenses
Professional fees	10,700	12,922
Fund management fee	106,590	136,198
Amortization	4,213	4,213
General and administrative expenses	5,747	5,230
	127,250	158,563

NET LOSS	$ (781,495)	$ (758,180)

Net loss allocated to limited partners	$ (773,680)	$ (750,598)

Net loss allocated to general partner	$ (7,815)	$ (7,582)

Net loss per BAC	$ (.14)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2002	2001

Income
Interest income	$ 1,312	$ 2,176
Other income	92	-
	1,404	2,176

Share of loss from Operating Partnerships(Note D)	(330,807)	(481,118)

Expenses
Professional fees	8,845	39,993
Fund management fee	117,876	119,219
Amortization	3,887	3,888
General and administrative expenses	4,991	5,361
	135,599	168,461

NET LOSS	$ (465,002)	$ (647,403)

Net loss allocated to limited partners	$ (460,352)	$ (640,929)

Net loss allocated to general partner	$ (4,650)	$ (6,474)

Net loss per BAC	$ (.09)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 18

	2002	2001

Income
Interest Income	$ 1,021	$ 2,879
Other income	-	-
	1,021	2,879

Share of loss from Operating Partnerships(Note D)	(488,008)	(594,861)

Expenses
Professional fees	7,216	6,309
Fund management fee	79,966	86,634
Amortization	2,853	2,854
General and administrative expenses	3,795	3,339
	93,830	99,136

NET LOSS	$ (580,817)	$ (691,118)

Net loss allocated to limited partners	$ (575,009)	$ (684,207)

Net loss allocated to general partner	$ (5,808)	$ (6,911)

Net loss per BAC	$ (.16)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2002	2001

Income
Interest income	$ 1,510	$ 9,137
Other income	-	-
	1,510	9,137

Share of loss from Operating Partnerships(Note D)	(283,692)	(361,843)

Expenses
Professional fees	6,005	4,493
Fund management fee	84,199	87,071
Amortization	3,643	3,642
General and administrative expenses	4,267	3,753
	98,114	98,959

NET LOSS	$ (380,296)	$ (451,665)

Net loss allocated to limited partners	$ (376,493)	$ (447,148)

Net loss allocated to general partner	$ (3,803)	$ (4,517)

Net loss per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 66,120,988	$(1,240,862)	$ 64,880,126

Net income (loss)	(2,652,990)	(26,798)	(2,679,788)

Partners' capital (deficit), June 30, 2002	$ 63,467,998	$(1,267,660)	$ 62,200,338

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2002	$ 6,518,704	$ (270,186)	$ 6,248,518

Net income (loss)	(467,456)	(4,722)	(472,178)

Partners' capital (deficit) June 30, 2002	$ 6,051,248	$ (274,908)	$ 5,776,340

Series 16
Partners' capital (deficit) April 1, 2002	$ 14,879,290	$ (321,027)	$ 14,558,263

Net income (loss)	(773,680)	(7,815)	(781,495)

Partners' capital (deficit) June 30, 2002	$ 14,105,610	$ (328,842)	$ 13,776,768

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2002	$ 14,878,047	$ (283,737)	$ 14,594,310

Net income (loss)	(460,352)	(4,650)	(465,002)

Partners' capital (deficit) June 30, 2002	$ 14,417,695	$ (288,387)	$ 14,129,308

Series 18
Partners' capital (deficit) April 1, 2002	$ 11,256,559	$ (199,659)	$ 11,056,900

Net income (loss)	(575,009)	(5,808)	(580,817)

Partners' capital (deficit), June 30, 2002	$ 10,681,550	$ (205,467)	$ 10,476,083

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2002	$ 18,588,388	$ (166,253)	$ 18,422,135

Net income (loss)	(376,493)	(3,803)	(380,296)

Partners' capital (deficit), June 30, 2002	$ 18,211,895	$ (170,056)	$ 18,041,839

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$(2,679,788)	$(2,988,784)
Adjustments
Distributions from Operating Partnerships	154,016	53,426
Amortization	17,224	17,225
Share of Loss from Operating Partnerships	2,120,766	2,356,628
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(79)	(141,135)
Decrease (Increase) in accounts payable affiliates	249,257	777,422

Net cash (used in) provided by operating activities	(138,604)	74,782

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(70,144)	-
Advances to Operating Partnerships	-	-
Investments	-	674,886

Net cash (used in) provided by investing activities	(70,144)	674,886

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208,748)	749,668

Cash and cash equivalents, beginning	2,273,043	1,122,380

Cash and cash equivalents, ending	$ 2,064,295	$ 1,872,048

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2002	2001
Cash flows from operating activities:

Net Loss	$ (472,178)	$ (440,418)
Adjustments
Distributions from Operating Partnerships	3,111	313
Amortization	2,628	2,628
Share of Loss from Operating Partnerships	357,374	310,584
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(4,393)
Decrease (Increase) in accounts payable affiliates	37,012	137,015

Net cash (used in) provided by operating activities	(72,053)	5,729

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,053)	5,729

Cash and cash equivalents, beginning	444,415	229,627

Cash and cash equivalents, ending	$ 372,362	$ 235,356

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2002	2001
Cash flows from operating activities:

Net Loss	$ (781,495)	$ (758,180)
Adjustments
Distributions from Operating Partnerships	2,211	3,679
Amortization	4,213	4,213
Share of Loss from Operating Partnerships	660,885	608,222
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	1,093
Decrease (Increase) in accounts payable affiliates	72,992	172,996

Net cash (used in) provided by operating activities	(41,194)	32,023

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(60,144)	-
Advances to Operating Partnerships	-	-
Investments	-	535,809

Net cash (used in) provided by investing activities	(60,144)	535,809

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,338)	567,832

Cash and cash equivalents, beginning	489,893	113,123

Cash and cash equivalents, ending	$ 388,555	$ 680,955

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2002	2001
Cash flows from operating activities:

Net Loss	$ (465,002)	$ (647,403)
Adjustments
Distributions from Operating Partnerships	2,830	12
Amortization	3,887	3,888
Share of Loss from Operating Partnerships	330,807	481,118
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	566	(128,160)
Decrease (Increase) in accounts payable affiliates	140,925	269,085

Net cash (used in) provided by operating activities	14,013	(21,460)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,000)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,013	(21,460)

Cash and cash equivalents, beginning	491,940	397,122

Cash and cash equivalents, ending	$ 495,953	$ 375,662

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2002	2001
Cash flows from operating activities:

Net Loss	$ (580,817)	$ (691,118)
Adjustments
Distributions from Operating Partnerships	222	2,956
Amortization	2,853	2,854
Share of Loss from Operating Partnerships	488,008	594,861
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(1,749)
Decrease (Increase) in accounts payable affiliates	95,489	95,487

Net cash (used in) provided by operating activities	5,755	3,291

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships		-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,755	3,291

Cash and cash equivalents, beginning	365,987	238,396

Cash and cash equivalents, ending	$ 371,742	$ 241,687

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2002	2001
Cash flows from operating activities:

Net Loss	$ (380,296)	$ (451,665)
Adjustments
Distributions from Operating Partnerships	145,642	46,466
Amortization	3,643	3,642
Share of Loss from Operating Partnerships	283,692	361,843
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(645)	(7,926)
Decrease (Increase) in accounts payable affiliates	(97,161)	102,839

Net cash (used in) provided by operating activities	(45,125)	55,199

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	139,077

Net cash (used in) provided by investing activities	-	139,077

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,125)	194,276

Cash and cash equivalents, beginning	480,808	144,105

Cash and cash equivalents, ending	$ 435,683	$ 338,381

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002

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
June 30, 2002

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2002 and for the three months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investments

The Fund has included in investments Certificates of Deposit with original materities of one year or less. These investments are carried at cost.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2002 the Fund has accumulated unallocated acquisition amortization totaling $505,003.  The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2002 and 2001 is as follows:

	2002	2001

Series 15	$ 76,309	$ 65,797
Series 16	122,171	105,321
Series 17	120,640	105,090
Series 18	82,877	71,463
Series 19	103,006	88,436
	$505,003	$436,107

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  The fund management fees accrued for the quarter ended June 30, 2002 and 2001 are as follows:

	2002	2001

Series 15	$137,013	$137,013
Series 16	172,995	172,995
Series 17	140,925	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$649,257	$649,257

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2002 and 2001, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2002 and 2001 is as follows:

Series 15	68
Series 16	64
Series 17	49
Series 18	34
Series 19	26
241

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2002 and 2001 are as follows:

	2002	2001

Series 15	$ 16,206	$ 16,206
Series 16	78,362	138,506
Series 17	1,176,768	1,186,768
Series 18	18,554	18,554
Series 19	24,000	24,000
	$1,313,890	$1,384,034

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2002.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2002	2001

Revenues
Rental	$ 2,586,969	$ 2,552,986
Interest and other	226,983	100,993

	2,813,952	2,653,979

Expenses
Interest	775,740	690,636
Depreciation and amortization	903,076	872,515
Operating expenses	1,747,919	1,707,206
	3,426,735	3,270,357

NET LOSS	$ (612,783)	$ (616,378)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (357,374)	$ (310,584)

Net loss allocated to other Partners	$ (6,128)	$ (6,164)

Net loss suspended	$ (249,281)	$ (299,630)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2002	2001

Revenues
Rental	$ 3,213,068	$ 3,260,693
Interest and other	281,349	131,989

	3,494,417	3,392,682

Expenses
Interest	988,543	878,033
Depreciation and amortization	1,130,573	1,152,243
Operating expenses	2,197,680	2,118,641
	4,316,796	4,148,917

NET LOSS	$ (822,379)	$ (756,235)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (660,885)	$ (608,222)

Net loss allocated to other Partners	$ (8,224)	$ (7,562)

Net loss suspended	$ (153,270)	$ (140,451)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2002	2001

Revenues
Rental	$ 3,220,034	$ 3,040,833
Interest and other	153,110	105,039

	3,373,144	3,145,872

Expenses
Interest	1,034,341	942,480
Depreciation and amortization	890,404	957,277
Operating expenses	1,949,519	1,870,452
	3,874,264	3,770,209

NET LOSS	$ (501,120)	$ (624,337)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (330,807)	$ (481,118)

Net loss allocated to other Partners	$ (5,012)	$ (6,244)

Net loss suspended	$ (165,301)	$ (136,975)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2002	2001

Revenues
Rental	$ 1,732,553	$ 1,691,947
Interest and other	123,044	45,151

	1,855,597	1,737,098

Expenses
Interest	497,995	512,831
Depreciation and amortization	643,484	642,559
Operating expenses	1,286,588	1,214,852
	2,428,067	2,370,242

NET LOSS	$ (572,470)	$ (633,144)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (488,008)	$ (594,861)

Net loss allocated to other Partners	$ (5,725)	$ (6,331)

Net loss suspended	$ (78,737)	$ (31,952)

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
June 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2002	2001

Revenues
Rental	$ 2,521,910	$ 2,442,319
Interest and other	122,021	61,362

	2,643,931	2,503,681

Expenses
Interest	839,223	822,043
Depreciation and amortization	704,516	724,214
Operating expenses	1,399,207	1,334,282
	2,942,946	2,880,539

NET LOSS	$ (299,015)	$ (376,858)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (283,692)	$ (361,843)

Net loss allocated to other Partners	$ (2,990)	$ (3,769)

Net loss suspended	$ (12,333)	$ (11,246)

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended December 31, 2002 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passesthrough to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2002 were $649,257 and total fund management fees accrued as of June 30, 2002 were $15,869,309. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended June 30, 2002, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2002.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended June 30, 2002, $60,144 of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $78,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2002.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on June 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended June 30, 2002, $10,000 of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable in the amount of $1,176,768 as of June 30, 2002. Of the amount outstanding, $1,139,873 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $36,895 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on June 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended June 30, 2002, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 2002.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 2002, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2002.

Results of Operations

As of June 30, 2002 and 2001 the Fund held limited partnership interests in 241 Operating Partnerships.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended June 30, 2002 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $99,030, $106,590, $117,876, $79,966, and $84,199 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2002 and 2001, the average qualified occupancy for the series was 100%.  The series had a total of 68 properties June 30, 2002, all of which were at 100% qualified occupancy.

For the three months being reported Series 15 reflects a net loss from Operating Partnerships of $612,783.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $290,293.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy through June 2002 has averaged 98%. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without outside financial assistance. The property is currently operating at or slightly above breakeven. Cash flow and reserves will be utilized to make improvements necessary to maintain building safety. The Operating General Partner has been negotiating to refinance the permanent mortgage. The mortgage note on the property was sold in the third quarter of 2001 to another party. The new lender is unwilling at this time to entertain any refinance proposal not involving a complete pay down of all outstanding debt, including all accrued interest. It is not in the Partnerships best interest to structure a refinance as proposed.

In April of 2000, School Street I LP, (School Street Apartments - Phase I) inserted Marshall School Street I, LLC, as the Operating General Partner and property management company. Since taking control, the Management Company completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property has increased and stabilized. During 2001 occupancy averaged 99%. The property averaged 98% for the first six months of 2002. The improved occupancy and the improved tenant selection criteria increased cash flow significantly during 2001, but operations still remained below breakeven due to high operating expenses. During 2001 operating expenses declined by 13% versus 2000. The General Partner projects the property to cash flow in the second half of 2002 as they further control operating expenses and increase rents. The Operating General Partner continues to fund any operating cash deficits. The mortgage, property taxes, insurance and payables are current.

Series 16

As of June 30, 2002 and 2001, the average qualified occupancy for the series was 100% and 99.9%, respectively. The series had a total of 64 properties at June 30, 2002, all of which were at 100% qualified occupancy.

For the three months being reported Series 16 reflects a net loss from Operating Partnerships of $822,379.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $308,194.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increased supply of affordable housing in the area with superior amenities hampered marketing efforts and made tenant retention difficult. Average occupancy for 2001 was 70%, which increased slightly to 72% through the second quarter of 2002. In an effort to attract tenants property management lowered rents in June of 2001 and again in December of 2001. There are three commercial spaces at the property, two of which are currently vacant. Marketing efforts for the apartment units consist of referrals from the nearby Air Force Base, newspaper advertising and flyers. Also, the property is located on a main street in the center of town and accessible parking is limited. At the recommendation of the ILP, the management company has requested additional parking spaces from the City of Plattsmouth. The Operating General Partner continues to support the property financially. The mortgage, taxes, insurance and accounts payable are current.

Series 17

   As of June 30, 2002 and 2001, the average qualified occupancy for the series was 99.7%.  The series had a total of 49 properties at June 30, 2002.  Out of the total 48 were at 100% qualified occupancy.

For the three months being reported Series 17 reflects a net loss from Operating Partnerships of $501,120.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $389,284. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the second quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 89% through the second quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Operations at California Investors VI (Orchard Park Apartments) continue to show improvement. Historically, the property has suffered from low occupancy due to the remote location of the site. The area has experienced economic growth over the past few years, and as a result operations at the property have improved as well. Occupancy remains stable averaging 97% through the second quarter of 2002. A rent increase was implemented in March 2001, resulting in an increase in rental revenues of $68,822 (9.1%)in 2001. The increase was phased in as leases expired. The full benefit of the increase has become evident in 2002. Reports submitted by management demonstrate a 13% increase in rental income for the first six months of 2002 compared with the prior year. The property operated below breakeven in 2001 largely due to the fact that the welfare tax exemption was not in place, and the property paid the full value of the property taxes. The exemption has been submitted, and if approved, the Partnership will receive a refund of approximately $32,000. The application is currently under review by the state. The Operating General Partner will continue to monitor the status of the exemption. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the General Partner responsibilities for the Partnership on January 1, 2001, and is now responsible for funding all future operating deficits.

Operations at Palmetto Properties Ltd. (Palmetto Villas) suffered from low occupancy in 1999 and the first half of 2000 due to poor on-site management and significant deferred maintenance issues. As a result, the property Management Company was replaced in January 2001. Since the management company change occurred, occupancy levels have steadily increased as improvements have been made at the property and deferred maintenance has been addressed. Occupancy averaged 95.07% for the year 2001, and remains steady at that level into the second quarter of 2002. Rental revenues increased by $62,670 in 2001 (an increase of 32.6% from the prior year) Property taxes remain an issue for this Partnership. Rural Development paid the 1998 delinquent taxes as an advance against the mortgage. The 1999 taxes were paid in 2001 from property operations. The Investment General Partner is attempting to work with Rural Development to develop a workout plan to address the tax issue. Attempts to negotiate a plan have been unsuccessful to date. Although the increased rental revenues have allowed the Partnership to escrow funds for the payment of taxes and insurance, fiscal year 2000 and 2001 taxes remain delinquent. The Investment General Partner continues negotiations with the current Operating General Partner aimed at removing him from the partnership. The new management company has expressed interest in assuming the role of Operating General Partner, and based on the management company's performance to date, the partnership would benefit from this arrangement.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY. The Partnership suffers from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. As the management agent is an affiliate of the Operating General Partner, the Partnership has also been deferring management fees. Operating statements through June 30, 2002 demonstrate operating expenses are running below budget, and as a result the Partnership is operating just slightly below breakeven. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files. The non-compliance was reported to the IRS and subsequently 8823's were issued. Management has corrected the files to the best of their ability, however the files are not complete. The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits. To date no recapture of credits have been taken. The Operating General Partner and the Investment General Partner are continuing to work together along with legal counsel to determine an appropriate course of action. The Investment Limited Partner continues to monitor this situation closely.

Series 18

 As of June 30, 2002 and 2001 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at June 30, 2002, all of which were at 100% qualified occupancy.

For the three months being reported Series 18 reflects a net loss from Operating Partnerships of $572,470. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $71,014. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts) located in West Palm Beach, Florida, operated slightly below break-even for the second quarter of 2002 mainly due to high operating expenses and high debt service payments. The property consists of 38 apartments with commercial space on the ground level. The apartments are predominately occupied by young, single residents. As a result, many of these residents have become first-time buyers which have led to somewhat increased turnover causing higher vacancies and increased turnover costs. The property continues to perform necessary maintenance including carpet replacement and roof repairs in order to preserve the existing asset and maintain the marketability of the rental units. Maintenance costs have risen over the years due to the aging of the property and the increased turnover noted above. The General Partner continues to share payroll costs including a community director, admin and maintenance personal with an affiliated property in the same neighborhood in an attempt to reduce expenses. Average occupancy for the second quarter of 2002 was 96%. The property taxes, insurance and replacement reserve deposits are current at June 30, 2002.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to high debt service payments.  The loan has an interest rate of 10.5% and is amortized over 15 years. The Investment Limited Partner will be working with the Operating General Partner on options for refinancing. The Operating General Partner and the management company have been deferring their respective fees to improve the property's cash flow.  In addition, the Operating General Partner continues to fund deficits. The average occupancy through June of 2002 was 96%. The mortgage, taxes, insurance and payables are current.

Glen Place Apartments Limited Partnership (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements for the tax years 1996 and 1997. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 59% of past and future tax credits. The adjustment will also include interest and penalties on the past tax credits being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. We believe the audit is nearing completion, and while an actual audit settlement has not been reached, it is our belief that there is a likelihood of a favorable settlement. However, in the absence of a settlement, the auditors continue to include a contingency footnote in the annual financial statement (Note I) which is a part of the most recently filed 10-K dated, March 31, 2002.

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

Series 19

  As of June 30, 2002 and 2001 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at June 30, 2002, all of which were at 100% qualified occupancy.

For the three months being reported Series 19 reflects a net loss from Operating Partnerships of $299,015.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $405,501. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Carrollton Villa, L.P. (Carrollton Villa), located in Carrollton, Missouri, operated below breakeven during the second quarter of 2002 as a result of low occupancy. In anticipation of a changing housing market the property was reconfigured in late 2000 from 1 and 2 bedrooms only to include 3 and 4 bedroom units. Occupancy averaged 71% during the second quarter of 2002. Management is currently running ads in the local newspaper, and flyers with pull-tabs have been posted throughout the community and in surrounding areas. Moreover, the site manager has a very successful relationship with the local housing authority, which should generate tenant referrals. The property's mortgage, taxes and insurance were all current as of June 30, 2002.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

99 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

99 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:

August 20, 2002	By:	/s/ John P. Manning

John P. Manning

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 20, 2002	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.