Form 10-Q
period 2002-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2002-11-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2002

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30,2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30,2002

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

THREE MONTHS ENDED SEPTEMBER 30 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

SIX MONTHS ENDED SEPTEMBER 30 *

Statements of Operations Series 15 *

Statements of Operations Series 16 *

Statements of Operations Series 17 *

Statements of Operations Series 18 *

Statements of Operations Series 19 *

statementS OF Changes in Partners Capital 22

Changes in Partners Capital Series 15 23

Changes in Partners Capital Series 16 23

Changes in Partners Capital Series 17 24

Changes in Partners Capital Series 18 24

Changes in Partners Capital Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Investment *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 42

Combined Statements Series 16 43

Combined Statements Series 17 44

Combined Statements Series 18 45

Combined Statements Series 19 46

Liquidity 48

Capital_Resources 48

Results of Operations 49

Part II Other Information 55

SIGNATURES 56

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 70,779,374	$ 75,098,878

OTHER ASSETS

Cash and cash equivalents	1,984,657	2,273,043
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	1,371,111	1,405,559
Other assets	2,955,158	2,971,523
	$ 78,400,282	$ 83,058,985

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,553	$ 4,553
Accounts payable affiliates	17,688,785	16,790,272
Capital contributions payable	1,310,890	1,384,034
	19,004,228	18,178,859

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of September 30, 2002	60,691,756	66,120,988
General Partner	(1,295,702)	(1,240,862)
	59,396,054	64,880,126
	$ 78,400,282	$ 83,058,985

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 8,853,625	$ 9,478,582

OTHER ASSETS

Cash and cash equivalents	341,826	444,415
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	210,232	215,488
Other assets	793,901	793,901
	$10,199,584	$10,932,386

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	4,840,542	4,666,517
Capital contributions payable	16,206	16,206
	4,857,893	4,683,868

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of September 30, 2002	5,620,945	6,518,704
General Partner	(279,254)	(270,186)
	5,341,691	6,248,518
	$10,199,584	$10,932,386

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,148,597	$17,545,233

OTHER ASSETS

Cash and cash equivalents	374,585	489,893
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	337,046	345,471
Other assets	119,178	119,178
	$16,979,406	$18,499,775

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,048,992	3,803,006
Capital contributions payable	75,362	138,506
	4,124,354	3,941,512

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of September 30, 2002	13,193,111	14,879,290
General Partner	(338,059)	(321,027)

	12,855,052	14,558,263
	$16,979,406	$18,499,775

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$16,308,491	$16,878,320

OTHER ASSETS

Cash and cash equivalents	486,737	491,940
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	303,223	310,998
Other assets	1,948,341	1,964,133
	$20,356,774	$20,955,373

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,456,145	5,174,295
Capital contributions payable	1,176,768	1,186,768
	6,632,913	6,361,063

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of September 30, 2002	14,016,302	14,878,047
General Partner	(292,441)	(283,737)
	13,723,861	14,594,310
	$20,356,774	$20,955,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$11,645,540	$12,586,199

OTHER ASSETS

Cash and cash equivalents	350,621	365,987
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	229,210	234,917
Other assets	89,184	89,184
	$12,314,555	$13,276,287

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,391,810	2,200,833
Capital contributions payable	18,554	18,554
	2,410,364	2,219,387

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of September 30, 2002	10,115,377	11,256,559
General Partner	(211,186)	(199,659)
	9,904,191	11,056,900
	$12,314,555	$13,276,287

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$17,823,121	$18,610,544

OTHER ASSETS

Cash and cash equivalents	430,888	480,808
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	291,400	298,685
Other assets	4,554	5,127
	$18,549,963	$19,395,164

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,408	$ 3,408
Accounts payable affiliates	951,296	945,621
Capital contributions payable	24,000	24,000
	978,704	973,029

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of September 30, 2002	17,746,021	18,588,388
General Partner	(174,762)	(166,253)
	17,571,259	18,422,135
	$18,549,963	$19,395,164

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 5,822	$ 23,847
Other income	2	13,985
	5,824	37,832

Share of loss from Operating Partnerships(Note D)	(2,042,897)	(2,187,880)

Expenses
Professional fees	106,045	97,526
Fund management fee (Note C)	612,128	593,107
Amortization	17,224	17,224
General and administrative expenses	31,813	30,961
	767,210	738,818

NET LOSS	$(2,804,283)	$(2,888,866)

Net loss allocated to limited partners	$(2,776,241)	$(2,859,978)

Net loss allocated to general partner	$ (28,042)	$ (28,888)

Net loss per BAC	$ (.13)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2002	2001

Income
Interest income	$ 1,145	$ 4,671
Other income	2	1,735
	1,147	6,406

Share of loss from Operating Partnerships(Note D)	(264,472)	(258,840)

Expenses
Professional fees	25,734	34,635
Fund management fee	137,015	131,863
Amortization	2,628	2,628
General and administrative expenses	5,946	5,827
	171,323	174,953

NET LOSS	$ (434,648)	$ (427,387)

Net loss allocated to limited partners	$ (430,302)	$ (423,113)

Net loss allocated to general partner	$ (4,346)	$ (4,274)

Net loss per BAC	$ (.11)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2002	2001

Income
Interest income	$ 1,104	$ 6,520
Other income	-	-
	1,104	6,520

Share of loss from Operating Partnerships(Note D)	(733,050)	(671,288)

Expenses
Professional fees	26,209	30,235
Fund management fee	151,364	165,047
Amortization	4,213	4,213
General and administrative expenses	7,985	7,768
	189,771	207,263

NET LOSS	$ (921,717)	$ (872,031)

Net loss allocated to limited partners	$ (912,500)	$ (863,311)

Net loss allocated to general partner	$ (9,217)	$ (8,720)

Net loss per BAC	$ (.17)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2002	2001

Income
Interest income	$ 1,453	$ 2,470
Other income	-	12,250
	1,453	14,720

Share of loss from Operating Partnerships(Note D)	(236,193)	(364,610)

Expenses
Professional fees	20,984	1,384
Fund management fee	138,925	100,073
Amortization	3,887	3,887
General and administrative expenses	6,910	6,708
	170,706	112,052

NET LOSS	$ (405,446)	$ (461,942)

Net loss allocated to limited partners	$ (401,392)	$ (457,323)

Net loss allocated to general partner	$ (4,054)	$ (4,619)

Net loss per BAC	$ (.08)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 18

	2002	2001

Income
Interest Income	$ 981	$ 2,067
Other income	-	-
	981	2,067

Share of loss from Operating Partnerships(Note D)	(451,093)	(514,265)

Expenses
Professional fees	19,259	16,866
Fund management fee	94,487	94,487
Amortization	2,853	2,853
General and administrative expenses	5,179	4,988
	121,778	119,194

NET LOSS	$ (571,890)	$ (631,392)

Net loss allocated to limited partners	$ (566,171)	$ (625,078)

Net loss allocated to general partner	$ (5,719)	$ (6,314)

Net loss per BAC	$ (.16)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2002	2001

Income
Interest income	$ 1,139	$ 8,119
Other income	-	-
	1,139	8,119

Share of loss from Operating Partnerships(Note D)	(358,089)	(378,877)

Expenses
Professional fees	13,859	14,406
Fund management fee	90,337	101,637
Amortization	3,643	3,643
General and administrative expenses	5,793	5,670
	113,632	125,356

NET LOSS	$ (470,582)	$ (496,114)

Net loss allocated to limited partners	$ (465,876)	$ (491,153)

Net loss allocated to general partner	$ (4,706)	$ (4,961)

Net loss per BAC	$ (.12)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2002	2001

Income
Interest income	$ 12,640	$ 51,967
Other income	6,178	14,404
	18,818	66,371

Share of loss from Operating Partnerships(Note D)	(4,163,664)	(4,544,508)

Expenses
Professional fees	150,005	170,933
Fund management fee (Note C)	1,099,789	1,141,596
Amortization	34,448	34,448
General and administrative expenses	54,984	52,534
	1,339,226	1,399,511

NET LOSS	$(5,484,072)	$(5,877,648)

Net loss allocated to limited partners	$(5,429,232)	$(5,818,872)

Net loss allocated to general partner	$ (54,840)	$ (58,776)

Net loss per BAC	$ (.25)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2002	2001

Income
Interest income	$ 2,531	$ 10,398
Other income	1,034	1,750
	3,565	12,148

Share of loss from Operating Partnerships(Note D)	(621,846)	(569,424)

Expenses
Professional fees	36,929	44,325
Fund management fee	236,045	251,231
Amortization	5,256	5,256
General and administrative expenses	10,316	9,718
	288,546	310,530

NET LOSS	$ (906,827)	$ (867,806)

Net loss allocated to limited partners	$ (897,759)	$ (859,128)

Net loss allocated to general partner	$ (9,068)	$ (8,678)

Net loss per BAC	$ (.23)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2002	2001

Income
Interest income	$ 2,692	$ 14,722
Other income	5,052	404
	7,744	15,126

Share of loss from Operating Partnerships(Note D)	(1,393,935)	(1,279,510)

Expenses
Professional fees	36,909	43,157
Fund management fee	257,954	301,244
Amortization	8,425	8,425
General and administrative expenses	13,732	12,997
	317,020	365,823

NET LOSS	$(1,703,211)	$(1,630,207)

Net loss allocated to limited partners	$(1,686,179)	$(1,613,905)

Net loss allocated to general partner	$ (17,032)	$ (16,302)

Net loss per BAC	$ (.31)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2002	2001

Income
Interest income	$ 2,766	$ 4,645
Other income	92	12,250
	2,858	16,895

Share of loss from Operating Partnerships(Note D)	(567,000)	(845,728)

Expenses
Professional fees	29,829	41,377
Fund management fee	256,801	219,292
Amortization	7,775	7,775
General and administrative expenses	11,902	12,070
	306,307	280,514

NET LOSS	$ (870,449)	$(1,109,347)

Net loss allocated to limited partners	$ (861,745)	$(1,098,254)

Net loss allocated to general partner	$ (8,704)	$ (11,093)

Net loss per BAC	$ (.17)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2002	2001

Income
Interest Income	$ 2,002	$ 4,946
Other income	-	-
	2,002	4,946

Share of loss from Operating Partnerships(Note D)	(939,102)	(1,109,126)

Expenses
Professional fees	26,474	23,175
Fund management fee	174,453	181,121
Amortization	5,707	5,707
General and administrative expenses	8,975	8,327
	215,609	218,330

NET LOSS	$ (1,152,709)	$ (1,322,510)

Net loss allocated to limited partners	$ (1,141,182)	$ (1,309,285)

Net loss allocated to general partner	$ (11,527)	$ (13,225)

Net loss per BAC	$ (.32)	$ (.36)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2002	2001

Income
Interest income	$ 2,649	$ 17,256
Other income	-	-
	2,649	17,256

Share of loss from Operating Partnerships(Note D)	(641,781)	(740,720)

Expenses
Professional fees	19,864	18,899
Fund management fee	174,536	188,708
Amortization	7,285	7,285
General and administrative expenses	10,059	9,422
	211,744	224,314

NET LOSS	$ (850,876)	$ (947,778)

Net loss allocated to limited partners	$ (842,367)	$ (938,300)

Net loss allocated to general partner	$ (8,509)	$ (9,478)

Net loss per BAC	$ (.21)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 66,120,988	$(1,240,862)	$ 64,880,126

Net income (loss)	(5,429,232)	(54,840)	(5,484,072)

Partners' capital (deficit), September 30, 2002	$ 60,691,756	$(1,295,702)	$ 59,396,054

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2002	$ 6,518,704	$ (270,186)	$ 6,248,518

Net income (loss)	(897,759)	(9,068)	(906,827)

Partners' capital (deficit) September 30, 2002	$ 5,620,945	$ (279,254)	$ 5,341,691

Series 16
Partners' capital (deficit) April 1, 2002	$ 14,879,290	$ (321,027)	$ 14,558,263

Net income (loss)	(1,686,179)	(17,032)	(1,703,211)

Partners' capital (deficit) September 30, 2002	$ 13,193,111	$ (338,059)	$ 12,855,052

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2002	$ 14,878,047	$ (283,737)	$ 14,594,310

Net income (loss)	(861,745)	(8,704)	(870,449)

Partners' capital (deficit) September 30, 2002	$ 14,016,302	$ (292,441)	$ 13,723,861

Series 18
Partners' capital (deficit) April 1, 2002	$ 11,256,559	$ (199,659)	$ 11,056,900

Net income (loss)	(1,141,182)	(11,527)	(1,152,709)

Partners' capital (deficit), September 30, 2002	$ 10,115,377	$ (211,186)	$ 9,904,191

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2002	$ 18,588,388	$ (166,253)	$ 18,422,135

Net income (loss)	(842,367)	(8,509)	(850,876)

Partners' capital (deficit), September 30, 2002	$ 17,746,021	$ (174,762)	$ 17,571,259

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$(5,484,072)	$(5,877,648)
Adjustments
Distributions from Operating Partnerships	155,840	61,403
Amortization	34,448	34,448
Share of Loss from Operating Partnerships	4,163,664	4,544,508
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	16,365	37,318
(Decrease) Increase in accounts payable affiliates	898,513	1,275,971

Net cash (used in) provided by operating activities	(215,242)	76,000

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(73,144)	-
Advances to Operating Partnerships	-	-
Investments	-	924,212

Net cash (used in) provided by investing activities	(73,144)	924,212

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(288,386)	1,000,212

Cash and cash equivalents, beginning	2,273,043	1,122,380

Cash and cash equivalents, ending	$ 1,984,657	$ 2,122,592

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2002	2001
Cash flows from operating activities:

Net Loss	$ (906,827)	$ (867,806)
Adjustments
Distributions from Operating Partnerships	3,111	315
Amortization	5,256	5,256
Share of Loss from Operating Partnerships	621,846	569,424
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	1,080
(Decrease) Increase in accounts payable affiliates	174,025	274,027

Net cash (used in) provided by operating activities	(102,589)	(17,704)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	141,938

Net cash (used in) provided by investing activities	-	141,938

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,589)	124,234

Cash and cash equivalents, beginning	444,415	229,627

Cash and cash equivalents, ending	$ 341,826	$ 353,861

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2002	2001
Cash flows from operating activities:

Net Loss	$ (1,703,211)	$(1,630,207)
Adjustments
Distributions from Operating Partnerships	2,701	6,460
Amortization	8,425	8,425
Share of Loss from Operating Partnerships	1,393,935	1,279,510
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	12,108
(Decrease) Increase in accounts payable affiliates	245,986	345,991

Net cash (used in) provided by operating activities	(52,164)	22,287

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(63,144)	-
Advances to Operating Partnerships	-	-
Investments	-	535,809

Net cash (used in) provided by investing activities	(63,144)	535,809

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115,308)	558,096

Cash and cash equivalents, beginning	489,893	113,123

Cash and cash equivalents, ending	$ 374,585	$ 671,219

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2002	2001
Cash flows from operating activities:

Net Loss	$ (870,449)	$(1,109,347)
Adjustments
Distributions from Operating Partnerships	2,829	3,871
Amortization	7,775	7,775
Share of Loss from Operating Partnerships	567,000	845,728
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	15,792	22,548
(Decrease) Increase in accounts payable affiliates	281,850	259,302

Net cash (used in) provided by operating activities	4,797	29,877

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,000)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,203)	29,877

Cash and cash equivalents, beginning	491,940	397,129

Cash and cash equivalents, ending	$ 486,737	$ 427,006

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2002	2001
Cash flows from operating activities:

Net Loss	$ (1,152,709)	$(1,322,510)
Adjustments
Distributions from Operating Partnerships	1,557	4,294
Amortization	5,707	5,707
Share of Loss from Operating Partnerships	939,102	1,109,126
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	3,823
(Decrease) Increase in accounts payable affiliates	190,977	190,974

Net cash (used in) provided by operating activities	(15,366)	(8,586)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships		-
Investments	-	107,824

Net cash (used in) provided by investing activities	-	107,824

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,366)	99,238

Cash and cash equivalents, beginning	365,987	238,396

Cash and cash equivalents, ending	$ 350,621	$ 337,634

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2002	2001
Cash flows from operating activities:

Net Loss	$ (850,876)	$ (947,778)
Adjustments
Distributions from Operating Partnerships	145,642	46,463
Amortization	7,285	7,285
Share of Loss from Operating Partnerships	641,781	740,720
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	573	(2,241)
(Decrease) Increase in accounts payable affiliates	5,675	205,677

Net cash (used in) provided by operating activities	(49,920)	50,126

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	138,641

Net cash (used in) provided by investing activities	-	138,641

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,920)	188,767

Cash and cash equivalents, beginning	480,808	144,105

Cash and cash equivalents, ending	$ 430,888	$ 332,872

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund III L.P. (the "Fund") was formed under the laws of the State of Delaware as of September 19, 1991 for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of September 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates III L.P., a Delaware limited partnership. The general partner of the General Partner is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the Assignor Limited Partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2002 and for the three and six months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investments

The Fund had included in investments, Certificates of Deposit with original materities of one year or less. These investments were carried at cost. All Certificates of Deposit matured prior to September 30, 2003 and the funds are now included in cash and cash equivalents.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2002 the Fund has accumulated unallocated acquisition amortization totaling $522,227.  The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 2002 and 2001 is as follows:

	2002	2001

Series 15	$ 78,937	$ 68,425
Series 16	126,384	109,533
Series 17	124,527	108,978
Series 18	85,730	74,317
Series 19	106,649	92,079
	$522,227	$453,332

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  The fund management fees accrued for the quarter ended September 30, 2002 and 2001 are as follows:

	2002	2001

Series 15	$137,013	$137,013
Series 16	172,995	172,995
Series 17	140,925	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$649,257	$649,257

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2002 and 2001, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2002 and 2001 is as follows:

Series 15	68
Series 16	64
Series 17	49
Series 18	34
Series 19	26
241

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2002 and 2001 are as follows:

	2002	2001

Series 15	$ 16,206	$ 16,206
Series 16	75,362	138,506
Series 17	1,176,768	1,186,768
Series 18	18,554	18,554
Series 19	24,000	24,000
	$1,310,890	$1,384,034

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2002.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2002	2001

Revenues
Rental	$ 5,236,500	$ 5,109,169
Interest and other	404,906	267,968

	5,641,406	5,377,137

Expenses
Interest	1,588,822	1,389,872
Depreciation and amortization	1,810,704	1,729,906
Operating expenses	3,461,966	3,412,349
	6,861,492	6,532,127

NET LOSS	$(1,220,086)	$(1,154,990)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (621,846)	$ (569,424)

Net loss allocated to other Partners	$ (12,201)	$ (11,550)

Net loss suspended	$ (586,039)	$ (574,016)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2002	2001

Revenues
Rental	$ 6,499,918	$ 6,679,868
Interest and other	480,101	445,249

	6,980,019	7,125,117

Expenses
Interest	1,937,149	1,933,686
Depreciation and amortization	2,198,589	2,398,895
Operating expenses	4,567,452	4,343,183
	8,703,190	8,675,764

NET LOSS	$(1,723,171)	$(1,550,647)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$(1,393,935)	$(1,279,510)

Net loss allocated to other Partners	$ (17,232)	$ (15,506)

Net loss suspended	$ (312,004)	$ (255,631)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2002	2001

Revenues
Rental	$ 6,397,007	$ 6,132,062
Interest and other	294,464	273,097

	6,691,471	6,405,159

Expenses
Interest	2,013,969	1,944,788
Depreciation and amortization	1,785,855	1,901,503
Operating expenses	3,748,357	3,649,713
	7,548,181	7,496,004

NET LOSS	$ (856,710)	$(1,090,845)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (567,000)	$ (845,728)

Net loss allocated to other Partners	$ (8,568)	$ (10,909)

Net loss suspended	$ (281,142)	$ (234,208)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2002	2001

Revenues
Rental	$ 3,459,672	$ 3,393,133
Interest and other	228,734	165,599

	3,688,406	3,558,732

Expenses
Interest	1,011,974	1,028,035
Depreciation and amortization	1,303,784	1,295,163
Operating expenses	2,496,221	2,396,743
	4,811,979	4,719,941

NET LOSS	$(1,123,573)	$(1,161,209)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (939,102)	$(1,109,126)

Net loss allocated to other Partners	$ (11,236)	$ (11,612)

Net loss suspended	$ (173,235)	$ (40,471)

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
September 30, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2002	2001

Revenues
Rental	$ 5,031,613	$ 4,902,385
Interest and other	215,188	154,135

	5,246,801	5,056,520

Expenses
Interest	1,664,830	1,648,828
Depreciation and amortization	1,418,437	1,456,915
Operating expenses	2,833,737	2,733,582
	5,917,004	5,839,325

NET LOSS	$ (670,203)	$ (782,805)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (641,781)	$ (740,720)

Net loss allocated to other Partners	$ (6,702)	$ (7,828)

Net loss suspended	$ (21,720)	$ (34,257)

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
September 30, 2002
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2002 were $649,257 and total fund management fees accrued as of September 30, 2002 were $16,518,566. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701.

During the quarter ended September 30, 2002, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2002.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended September 30, 2002, $3,000 of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $75,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2002.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended September 30, 2002, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable in the amount of $1,176,768 as of September 30, 2002. Of the amount outstanding, $1,139,873 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $36,895 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 2002, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 2002.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 2002, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2002.

Results of Operations

As of September 30, 2002 and 2001 the Fund held limited partnership interests in 241 Operating Partnerships.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended September 30, 2002 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $137,015, $151,364, $138,925, $94,487, and $90,337 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2002 and 2001, the average qualified occupancy for the series was 99.9% and 100%, respectively.  The series had a total of 68 properties September 30, 2002. Out of the total 67 were at 100% qualified occupancy.

For the six months being reported Series 15 reflects a net loss from Operating Partnerships of $1,220,086.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $590,618.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy through September 2002 has averaged 98%. To date, the property has been able to complete minor capital improvements and fund its replacement reserve account without outside financial assistance. The property is currently operating at or slightly above breakeven. Cash flow and reserves will be utilized to make improvements necessary to maintain building safety. A welfare tax exemption was applied for and granted. The exemption was retroactive to include tax years 2000 and 2001. This has had a positive effect on cash flow. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

In April of 2000, School Street I LP, (School Street Apartments - Phase I) inserted Marshall School Street I, LLC, as the Operating General Partner and property management company. Since taking control, the Management Company completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property has increased and stabilized. During 2001 occupancy averaged 99%. The property averaged 95% for the first nine months of 2002. The improved occupancy and the improved tenant selection criteria increased cash flow significantly during 2001, but operations still remained below breakeven due to high operating expenses. During 2001 operating expenses declined by 13% versus 2000. The General Partner projects the property to cash flow in the second half of 2002 as they further control operating expenses and increase rents. The Operating General Partner continues to fund any operating cash deficits. The mortgage, property taxes, insurance and payables are current.

Series 16

As of September 30, 2002 and 2001, the average qualified occupancy for the series was 100% and 99.9%, respectively. The series had a total of 64 properties at September 30, 2002, all of which were at 100% qualified occupancy.

For the six months being reported Series 16 reflects a net loss from Operating Partnerships of $1,723,171.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $475,418.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (Fitzgerald Apartments) continues to operate below breakeven due to low occupancy. An increased supply of affordable housing into the area has hampered marketing efforts and made tenant retention difficult. Average occupancy was 72% for the second quarter of 2002, and decreased to 67% for the third quarter of 2002. There are currently six vacant units, each will require approximately $1,500 in maintenance expenses but there is not adequate cash flow to fund the repair costs. In the past, the Operating General Partner has supported the property financially. At this time, the management company has not received the funds needed to turnover the vacant units. There are three commercial spaces at the property, two of which are currently vacant. Marketing efforts for the vacant units consist of newspaper advertising and flyers. The parking is limited so the management company has requested additional parking spaces from the City of Plattsmouth. The mortgage, taxes, insurance and accounts payable are current.

Clymer Park Associates (Clymer Park Apartments) located in Clymer Pennsylvania is a 32 unit elderly development. The partnership operated slightly below break-even for the first three quarters of 2002 as a result of high operating expenses and low occupancy. The low occupancy is due to the lack of rental assistance for 7 of the units and recently imposed restriction on Section 8 mobile vouchers. As of October 15, 2002 the Section 8 voucher restrictions were relaxed and third quarter occupancy has improved to average 93%. When occupancy stabilizes management expects to be able to reduce the current expense levels.

Series 17

   As of September 30, 2002 and 2001, the average qualified occupancy for the series was 99.7%.  The series had a total of 49 properties at September 30, 2002.  Out of the total 48 were at 100% qualified occupancy.

For the six months being reported Series 17 reflects a net loss from Operating Partnerships of $856,710.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $929,145. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the third quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 89% through the third quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Operations at California Investors VI (Orchard Park Apartments) continue to show improvement. Historically, the property has suffered from low occupancy due to the remote location of the site. The area has experienced economic growth over the past few years, and as a result operations at the property have improved as well. Occupancy remains stable averaging 97% through the third quarter of 2002. A rent increase was implemented in March 2001, resulting in an increase in rental revenues of $68,822 (9.1%)in 2001. The increase was phased in as leases expired. The full benefit of the increase has become evident in 2002. As a result of the increased revenues, the Partnership is operating above breakeven through the third quarter of 2002. The property operated below breakeven in 2001 largely because the welfare tax exemption was not in place, and the property paid the full value of the property taxes. The exemption was submitted, however there was a problem with the 503(C) documentation (non profit status) and the Partnership had to reapply with a new non profit partner. The General Partner is moving ahead with the application process and if approved, the Partnership will receive a refund of approximately $32,000. The Operating General Partner will continue to monitor the status of the exemption. In addition to the positive changes affecting this partnership, an affiliate of the management company assumed the Operating General Partner responsibilities for the Partnership on January 1, 2001, and is now responsible for funding all future operating deficits.

Operations at Palmetto Properties Ltd. (Palmetto Villas) suffered from low occupancy in 1999 and the first half of 2000 due to poor on-site management and significant deferred maintenance issues. As a result, the property Management Company was replaced in January 2001. Since the management company change occurred, occupancy levels have steadily increased as improvements have been made at the property and deferred maintenance has been addressed. Occupancy averaged 95.07% for the year 2001, and has remained stable at 92% occupancy through the third quarter of 2002. Rental revenues increased by $62,670 in 2001 (an increase of 32.6% from the prior year) Property taxes remain an issue for this Partnership. Rural Development paid the 1998 delinquent taxes as an advance against the mortgage. The 1999 taxes were paid in 2001 from property operations. The Investment General Partner is attempting to work with Rural Development to develop a workout plan to address the tax issue. Attempts to negotiate a plan have been unsuccessful to date. Although the increased rental revenues have allowed the Partnership to escrow funds for the payment of taxes and insurance, fiscal year 2000 and 2001 taxes remain delinquent. The Investment General Partner continues to monitor the situation.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY. The Partnership suffers from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. As the management agent is an affiliate of the Operating General Partner, the Partnership has also been deferring management fees. Due to cost controlling efforts put in place by the Operating General Partner, operating statements through September 30, 2002 demonstrate expenses are running below budget, and the Partnership is operating above breakeven. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files. The non-compliance was reported to the IRS and subsequently 8823's were issued. Management has corrected the files to the best of their ability, however the files are not complete. The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits. To date no recapture of credits have been taken. The Operating General Partner and the Investment General Partner are continuing to work together along with legal counsel to determine an appropriate course of action. The Investment Limited Partner continues to monitor this situation closely.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34 unit elderly development located in Waynesburg, Pennsylvania. The partnership operated slightly below break-even for the first three quarters of 2002 as a result of high operating expenses and low occupancy. The low occupancy is due to the lack of rental assistance for 4 of the units and recently imposed restriction on Section 8 mobile vouchers. As of October 15, 2002 the Section 8 voucher restrictions were relaxed and third quarter occupancy has improved to average 91%. When occupancy stabilizes management expects to be able to reduce the current expense levels.

Series 18

 As of September 30, 2002 and 2001 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at September 30, 2002, all of which were at 100% qualified occupancy.

For the six months being reported Series 18 reflects a net loss from Operating Partnerships of $1,123,573. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $180,211. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts) located in West Palm Beach, Florida, operated slightly below break-even for the third quarter of 2002 mainly due to high operating expenses and high debt service payments. The property consists of 38 apartments with commercial space on the ground level. The apartments are predominately occupied by young, single residents. As a result, many of these residents have become first-time buyers which has led to somewhat increased turnover causing higher vacancies and increased turnover costs. The property continues to perform necessary maintenance including carpet replacement and roof repairs in order to preserve the existing asset and maintain the marketability of the rental units. Maintenance costs have risen over the years due to the aging of the property and the increased turnover noted above. The General Partner continues to share payroll costs including a community director, admin and maintenance personal with an affiliated property in the same neighborhood in an attempt to reduce expenses. Average occupancy for the third quarter of 2002 was 95%. The property taxes, insurance and replacement reserve deposits are current at September 30, 2002.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to high debt service payments.  The loan has an interest rate of 10.5% and is amortized over fifteen years. The Investment Limited Partner will be working with the Operating General Partner to find alternate financing. The management company, an affiliated company, has been deferring fees to improve the property's cash flow.  In addition, the Operating General Partner continues to fund deficits. The average occupancy through September of 2002 was 96%. The mortgage, taxes, insurance and payables are current.

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

Series 19

   As of September 30, 2002 and 2001 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at September 30, 2002, all of which were at 100% qualified occupancy.

For the six months being reported Series 19 reflects a net loss from Operating Partnerships of $670,203.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $748,234. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Carrollton Villa, L.P. (Carrollton Villa), located in Carrollton, Missouri, operated below breakeven during the third quarter of 2002 as a result of low occupancy. In order to address the vacancies and to better conform to a changing housing market, the property was reconfigured in late 2000 to include more 3- and 4-bedroom units. Though occupancy has seen improvement, it remains an issue. Management is currently running ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. The property's mortgage, taxes and insurance were all current as of September 30, 2002.

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
Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:

November 20, 2002	By:	/s/ John P. Manning

John P. Manning