Form 10-Q
period 2002-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2003-02-19
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2002

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31,2002

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31,2002

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

THREE MONTHS ENDED DECEMBER 31 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

NINE MONTHS ENDED DECEMBER 31 *

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

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Investment *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 42

Combined Statements Series 16 43

Combined Statements Series 17 44

Combined Statements Series 18 45

Combined Statements Series 19 46

Liquidity 48

Capital_Resources 48

Results of Operations 49

Part II Other Information 55

SIGNATURES 56

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 68,348,728	$ 75,098,878

OTHER ASSETS

Cash and cash equivalents	1,944,112	2,273,043
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	1,353,887	1,405,559
Other assets	2,955,158	2,971,523
	$ 75,911,867	$ 83,058,985

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 4,553	$ 4,553
Accounts payable affiliates	18,338,038	16,790,272
Capital contributions payable	1,310,890	1,384,034
	19,653,481	18,178,859

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of December 31, 2002	57,585,465	66,120,988
General Partner	(1,327,079)	(1,240,862)
	56,258,386	64,880,126
	$ 75,911,867	$ 83,058,985

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 8,366,803	$ 9,478,582

OTHER ASSETS

Cash and cash equivalents	325,275	444,415
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	207,604	215,488
Other assets	793,901	793,901
	$ 9,693,583	$10,932,386

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	4,977,555	4,666,517
Capital contributions payable	16,206	16,206
	4,994,906	4,683,868

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of December 31, 2002	4,984,361	6,518,704
General Partner	(285,684)	(270,186)
	4,698,677	6,248,518
	$ 9,693,583	$10,932,386

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,468,282	$17,545,233

OTHER ASSETS

Cash and cash equivalents	368,897	489,893
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	332,833	345,471
Other assets	119,178	119,178
	$16,289,190	$18,499,775

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,221,987	3,803,006
Capital contributions payable	75,362	138,506
	4,297,349	3,941,512

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of December 31, 2002	12,338,532	14,879,290
General Partner	(346,691)	(321,027)

	11,991,841	14,558,263
	$16,289,190	$18,499,775

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$15,965,972	$16,878,320

OTHER ASSETS

Cash and cash equivalents	483,491	491,940
Investments	-	-
Notes receivable	1,309,982	1,309,982
Deferred acquisition costs, net of accumulated amortization (Note B)	299,336	310,998
Other assets	1,948,341	1,964,133
	$20,007,122	$20,955,373

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,597,070	5,174,295
Capital contributions payable	1,176,768	1,186,768
	6,773,838	6,361,063

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of December 31, 2002	13,530,631	14,878,047
General Partner	(297,347)	(283,737)
	13,233,284	14,594,310
	$20,007,122	$20,955,373

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$11,215,954	$12,586,199

OTHER ASSETS

Cash and cash equivalents	340,553	365,987
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	226,357	234,917
Other assets	89,184	89,184
	$11,872,048	$13,276,287

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,487,294	2,200,833
Capital contributions payable	18,554	18,554
	2,505,848	2,219,387

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of December 31, 2002	9,582,766	11,256,559
General Partner	(216,566)	(199,659)
	9,366,200	11,056,900
	$11,872,048	$13,276,287

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2002 (Unaudited)	March 31, 2002 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$17,331,717	$18,610,544

OTHER ASSETS

Cash and cash equivalents	425,896	480,808
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	287,757	298,685
Other assets	4,554	5,127
	$18,049,924	$19,395,164

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 3,408	$ 3,408
Accounts payable affiliates	1,054,132	945,621
Capital contributions payable	24,000	24,000
	1,081,540	973,029

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of December 31, 2002	17,149,175	18,588,388
General Partner	(180,791)	(166,253)
	16,968,384	18,422,135
	$18,049,924	$19,395,164

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 4,869	$ 15,967
Other income	8,859	13,551
	13,728	29,518

Share of loss from Operating Partnerships(Note D)	(2,428,390)	(2,422,991)

Expenses
Professional fees	29,679	19,794
Fund management fee (Note C)	609,891	513,892
Amortization	17,224	17,224
General and administrative expenses	66,212	70,116
	723,006	621,026

NET LOSS	$(3,137,668)	$(3,014,499)

Net loss allocated to limited partners	$(3,106,291)	$(2,984,354)

Net loss allocated to general partner	$ (31,377)	$ (30,145)

Net loss per BAC	$ (.14)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2002	2001

Income
Interest income	$ 961	$ 2,946
Other income	900	1,701
	1,861	4,647

Share of loss from Operating Partnerships(Note D)	(486,822)	(335,688)

Expenses
Professional fees	12,878	4,194
Fund management fee	127,891	115,584
Amortization	2,628	2,628
General and administrative expenses	14,657	13,868
	158,054	136,274

NET LOSS	$ (643,015)	$ (467,315)

Net loss allocated to limited partners	$ (636,585)	$ (462,642)

Net loss allocated to general partner	$ (6,430)	$ (4,673)

Net loss per BAC	$ (.17)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2002	2001

Income
Interest income	$ 776	$ 3,845
Other income	2,821	4,350
	3,597	8,195

Share of loss from Operating Partnerships(Note D)	(679,240)	(645,659)

Expenses
Professional fees	3,927	6,558
Fund management fee	163,716	154,147
Amortization	4,213	4,213
General and administrative expenses	15,712	16,893
	187,568	181,811

NET LOSS	$ (863,211)	$ (819,275)

Net loss allocated to limited partners	$ (854,579)	$ (811,082)

Net loss allocated to general partner	$ (8,632)	$ (8,193)

Net loss per BAC	$ (.16)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2002	2001

Income
Interest income	$ 1,288	$ 1,887
Other income	2,400	3,450
	3,688	5,337

Share of loss from Operating Partnerships(Note D)	(341,343)	(543,064)

Expenses
Professional fees	3,336	3,559
Fund management fee	131,514	122,861
Amortization	3,887	3,887
General and administrative expenses	14,185	14,993
	152,922	145,300

NET LOSS	$ (490,577)	$ (683,027)

Net loss allocated to limited partners	$ (485,671)	$ (676,197)

Net loss allocated to general partner	$ (4,906)	$ (6,830)

Net loss per BAC	$ (.10)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 18

	2002	2001

Income
Interest Income	$ 857	$ 1,127
Other income	1,238	1,950
	2,095	3,077

Share of loss from Operating Partnerships(Note D)	(429,582)	(526,808)

Expenses
Professional fees	5,871	3,059
Fund management fee	91,433	21,433
Amortization	2,853	2,853
General and administrative expenses	10,345	11,743
	110,502	39,088

NET LOSS	$ (537,989)	$ (562,819)

Net loss allocated to limited partners	$ (532,609)	$ (557,191)

Net loss allocated to general partner	$ (5,380)	$ (5,628)

Net loss per BAC	$ (.15)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2002	2001

Income
Interest income	$ 987	$ 6,162
Other income	1,500	2,100
	2,487	8,262

Share of loss from Operating Partnerships(Note D)	(491,403)	(371,772)

Expenses
Professional fees	3,667	2,424
Fund management fee	95,337	99,867
Amortization	3,643	3,643
General and administrative expenses	11,313	12,619
	113,960	118,553

NET LOSS	$ (602,876)	$ (482,063)

Net loss allocated to limited partners	$ (596,847)	$ (477,242)

Net loss allocated to general partner	$ (6,029)	$ (4,821)

Net loss per BAC	$ (.15)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2002	2001

Income
Interest income	$ 17,509	$ 67,934
Other income	15,037	27,955
	32,546	95,889

Share of loss from Operating Partnerships(Note D)	(6,592,054)	(6,967,499)

Expenses
Professional fees	179,684	190,725
Fund management fee (Note C)	1,709,680	1,655,489
Amortization	51,672	51,672
General and administrative expenses	121,196	122,649
	2,062,232	2,020,535

NET LOSS	$(8,621,740)	$(8,892,145)

Net loss allocated to limited partners	$(8,535,523)	$(8,803,224)

Net loss allocated to general partner	$ (86,217)	$ (88,921)

Net loss per BAC	$ (.39)	$ (.40)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2002	2001

Income
Interest income	$ 3,492	$ 13,345
Other income	1,934	3,451
	5,426	16,796

Share of loss from Operating Partnerships(Note D)	(1,108,668)	(905,112)

Expenses
Professional fees	49,807	48,518
Fund management fee	363,936	366,815
Amortization	7,884	7,884
General and administrative expenses	24,972	23,585
	446,599	446,802

NET LOSS	$(1,549,841)	$(1,335,118)

Net loss allocated to limited partners	$(1,534,343)	$(1,321,767)

Net loss allocated to general partner	$ (15,498)	$ (13,351)

Net loss per BAC	$ (.40)	$ (.34)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2002	2001

Income
Interest income	$ 3,468	$ 18,567
Other income	7,873	4,754
	11,341	23,321

Share of loss from Operating Partnerships(Note D)	(2,073,175)	(1,925,169)

Expenses
Professional fees	40,836	49,714
Fund management fee	421,670	455,392
Amortization	12,638	12,638
General and administrative expenses	29,444	29,888
	504,588	547,632

NET LOSS	$(2,566,422)	$(2,449,480)

Net loss allocated to limited partners	$(2,540,758)	$(2,424,985)

Net loss allocated to general partner	$ (25,664)	$ (24,495)

Net loss per BAC	$ (.47)	$ (.45)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2002	2001

Income
Interest income	$ 4,054	$ 6,531
Other income	2,492	15,700
	6,546	22,231

Share of loss from Operating Partnerships(Note D)	(908,343)	(1,388,792)

Expenses
Professional fees	33,165	44,936
Fund management fee	388,315	342,153
Amortization	11,662	11,662
General and administrative expenses	26,087	27,063
	459,229	425,814

NET LOSS	$(1,361,026)	$(1,792,375)

Net loss allocated to limited partners	$(1,347,416)	$(1,774,451)

Net loss allocated to general partner	$ (13,610)	$ (17,924)

Net loss per BAC	$ (.27)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2002	2001

Income
Interest Income	$ 2,859	$ 6,073
Other income	1,238	1,950
	4,097	8,023

Share of loss from Operating Partnerships(Note D)	(1,368,684)	(1,635,934)

Expenses
Professional fees	32,346	26,234
Fund management fee	265,886	202,554
Amortization	8,560	8,560
General and administrative expenses	19,321	20,071
	326,113	257,419

NET LOSS	$(1,690,700)	$(1,885,330)

Net loss allocated to limited partners	$(1,673,793)	$(1,866,477)

Net loss allocated to general partner	$ (16,907)	$ (18,853)

Net loss per BAC	$ (.47)	$ (.52)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2002	2001

Income
Interest income	$ 3,636	$ 23,418
Other income	1,500	2,100
	5,136	25,518

Share of loss from Operating Partnerships(Note D)	(1,133,184)	(1,112,492)

Expenses
Professional fees	23,530	21,323
Fund management fee	269,873	288,575
Amortization	10,928	10,928
General and administrative expenses	21,372	22,042
	325,703	342,868

NET LOSS	$(1,453,751)	$(1,429,842)

Net loss allocated to limited partners	$(1,439,213)	$(1,415,544)

Net loss allocated to general partner	$ (14,538)	$ (14,298)

Net loss per BAC	$ (.36)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2001

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2002	$ 66,120,988	$(1,240,862)	$ 64,880,126

Net income (loss)	(8,535,523)	(86,217)	(8,621,740)

Partners' capital (deficit), December 31, 2002	$ 57,585,465	$(1,327,079)	$ 56,258,386

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2002	$ 6,518,704	$ (270,186)	$ 6,248,518

Net income (loss)	(1,534,343)	(15,498)	(1,549,841)

Partners' capital (deficit) December 31, 2002	$ 4,984,361	$ (285,684)	$ 4,698,677

Series 16
Partners' capital (deficit) April 1, 2002	$ 14,879,290	$ (321,027)	$ 14,558,263

Net income (loss)	(2,540,758)	(25,664)	(2,566,422)

Partners' capital (deficit) December 31, 2002	$ 12,338,532	$ (346,691)	$ 11,991,841

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2002	$ 14,878,047	$ (283,737)	$ 14,594,310

Net income (loss)	(1,347,416)	(13,610)	(1,361,026)

Partners' capital (deficit) December 31, 2002	$ 13,530,631	$ (297,347)	$ 13,233,284

Series 18
Partners' capital (deficit) April 1, 2002	$ 11,256,559	$ (199,659)	$ 11,056,900

Net income (loss)	(1,673,793)	(16,907)	(1,690,700)

Partners' capital (deficit), December 31, 2002	$ 9,582,766	$ (216,566)	$ 9,366,200

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2002
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2002	$ 18,588,388	$ (166,253)	$ 18,422,135

Net income (loss)	(1,439,213)	(14,538)	(1,453,751)

Partners' capital (deficit), December 31, 2002	$ 17,149,175	$ (180,791)	$ 16,968,384

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2002	2001
Cash flows from operating activities:

Net Loss	$(8,621,740)	$(8,892,145)
Adjustments
Distributions from Operating Partnerships	158,096	66,545
Amortization	51,672	51,672
Share of Loss from Operating Partnerships	6,592,054	6,967,499
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	16,365	43,402
(Decrease) Increase in accounts payable affiliates	1,547,766	1,350,227

Net cash (used in) provided by operating activities	(255,787)	(412,800)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(73,144)	-
Advances to Operating Partnerships	-	-
Investments	-	1,032,047

Net cash (used in) provided by investing activities	(73,144)	1,032,047

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(328,931)	619,247

Cash and cash equivalents, beginning	2,273,043	1,122,380

Cash and cash equivalents, ending	$ 1,944,112	$ 1,741,627

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,549,841)	$(1,335,118)
Adjustments
Distributions from Operating Partnerships	3,111	315
Amortization	7,884	7,884
Share of Loss from Operating Partnerships	1,108,668	905,112
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	8,407
(Decrease) Increase in accounts payable affiliates	311,038	311,038

Net cash (used in) provided by operating activities	(119,140)	(102,362)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	286,218

Net cash (used in) provided by investing activities	-	286,218

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119,140)	183,856

Cash and cash equivalents, beginning	444,415	229,627

Cash and cash equivalents, ending	$ 325,275	$ 413,483

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2002	2001
Cash flows from operating activities:

Net Loss	$(2,566,422)	$(2,449,480)
Adjustments
Distributions from Operating Partnerships	3,776	11,183
Amortization	12,638	12,638
Share of Loss from Operating Partnerships	2,073,175	1,925,169
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	9,759
(Decrease) Increase in accounts payable affiliates	418,981	318,986

Net cash (used in) provided by operating activities	(57,852)	(171,745)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(63,144)	-
Advances to Operating Partnerships	-	-
Investments	-	390,695

Net cash (used in) provided by investing activities	(63,144)	390,695

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,996)	218,950

Cash and cash equivalents, beginning	489,893	113,123

Cash and cash equivalents, ending	$ 368,897	$ 332,073

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,361,026)	$(1,792,375)
Adjustments
Distributions from Operating Partnerships	4,005	3,870
Amortization	11,662	11,662
Share of Loss from Operating Partnerships	908,343	1,388,792
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	15,792	21,549
(Decrease) Increase in accounts payable affiliates	422,775	400,227

Net cash (used in) provided by operating activities	1,551	33,725

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(10,000)	-
Advances to Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(10,000)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,449)	33,725

Cash and cash equivalents, beginning	491,940	397,129

Cash and cash equivalents, ending	$ 483,491	$ 430,854

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,690,700)	$(1,885,330)
Adjustments
Distributions from Operating Partnerships	1,561	4,634
Amortization	8,560	8,560
Share of Loss from Operating Partnerships	1,368,684	1,635,934
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	3,823
(Decrease) Increase in accounts payable affiliates	286,461	211,461

Net cash (used in) provided by operating activities	(25,434)	(20,918)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships		-
Investments	-	107,824

Net cash (used in) provided by investing activities	-	107,824

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,434)	86,906

Cash and cash equivalents, beginning	365,987	238,396

Cash and cash equivalents, ending	$ 340,553	$ 325,302

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2002	2001
Cash flows from operating activities:

Net Loss	$(1,453,751)	$(1,429,842)
Adjustments
Distributions from Operating Partnerships	145,643	46,543
Amortization	10,928	10,928
Share of Loss from Operating Partnerships	1,133,184	1,112,492
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	573	(136)
(Decrease) Increase in accounts payable affiliates	108,511	108,515

Net cash (used in) provided by operating activities	(54,912)	(151,500)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Investments	-	247,310

Net cash (used in) provided by investing activities	-	247,310

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2002	2001

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,912)	95,810

Cash and cash equivalents, beginning	480,808	144,105

Cash and cash equivalents, ending	$ 425,896	$ 239,915

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

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
December 31, 2002

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2002 and for the three and nine months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investments

The Fund had included in investments, Certificates of Deposit with original materities of one year or less. These investments were carried at cost. All Certificates of Deposit matured prior to December 31, 2002 and the funds are now included in cash and cash equivalents.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2002 the Fund has accumulated unallocated acquisition amortization totaling $539,451.  The Fund has discontinued amortizing unallocated acquisition costs as of December 31, 2002. The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 2002 and 2001 is as follows:

	2002	2001

Series 15	$ 81,565	$ 71,053
Series 16	130,597	113,746
Series 17	128,414	112,865
Series 18	88,583	77,170
Series 19	110,292	95,721
	$539,451	$470,555

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended December 31, 2002 and 2001 are as follows:

	2002	2001

Series 15	$137,013	$137,013
Series 16	172,995	172,995
Series 17	140,925	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$649,257	$649,257

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2002

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2002 and 2001, the Fund had limited partnership interests in 241 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2002 and 2001 is as follows:

Series 15	68
Series 16	64
Series 17	49
Series 18	34
Series 19	26
241

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2002 and 2001 are as follows:

	2002	2001

Series 15	$ 16,206	$ 16,206
Series 16	75,362	138,506
Series 17	1,176,768	1,186,768
Series 18	18,554	18,554
Series 19	24,000	24,000
	$1,310,890	$1,384,034

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the Nine Months ended September 30, 2002.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2002	2001

Revenues
Rental	$ 7,877,153	$ 7,699,484
Interest and other	529,473	410,510

	8,406,626	8,109,994

Expenses
Interest	2,354,270	2,185,866
Depreciation and amortization	2,816,552	2,584,915
Operating expenses	5,221,711	5,124,816
	10,392,533	9,895,597

NET LOSS	$ (1,985,907)	$ (1,785,603)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,108,668)	$ (905,112)

Net loss allocated to other Partners	$ (19,859)	$ (17,856)

Net loss suspended	$ (857,380)	$ (862,635)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2002	2001

Revenues
Rental	$ 9,727,378	$ 10,041,306
Interest and other	637,079	790,312

	10,364,457	10,831,618

Expenses
Interest	2,847,768	2,982,297
Depreciation and amortization	3,282,358	3,593,036
Operating expenses	6,790,994	6,586,789
	12,921,120	13,162,122

NET LOSS	$ (2,556,663)	$ (2,330,504)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (2,073,175)	$ (1,925,169)

Net loss allocated to other Partners	$ (25,567)	$ (23,305)

Net loss suspended	$ (457,921)	$ (382,030)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2002	2001

Revenues
Rental	$ 9,661,285	$ 9,208,724
Interest and other	461,227	440,922

	10,122,512	9,649,646

Expenses
Interest	2,922,530	3,002,715
Depreciation and amortization	2,766,324	2,889,526
Operating expenses	5,668,414	5,485,715
	11,357,268	11,377,956

NET LOSS	$ (1,234,756)	$ (1,728,310)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (908,343)	$ (1,388,792)

Net loss allocated to other Partners	$ (12,348)	$ (17,283)

Net loss suspended	$ (314,065)	$ (322,235)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2002	2001

Revenues
Rental	$ 5,279,767	$ 5,122,116
Interest and other	293,688	246,694

	5,573,455	5,368,810

Expenses
Interest	1,511,734	1,577,800
Depreciation and amortization	2,041,880	1,926,784
Operating expenses	3,664,690	3,590,152
	7,218,304	7,094,736

NET LOSS	$ (1,644,849)	$ (1,725,926)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,368,684)	$ (1,635,934)

Net loss allocated to other Partners	$ (16,449)	$ (17,259)

Net loss suspended	$ (259,716)	$ (72,733)

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
December 31, 2002
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2002	2001

Revenues
Rental	$ 7,541,113	$ 7,346,813
Interest and other	320,581	255,465

	7,861,694	7,602,278

Expenses
Interest	2,487,170	2,501,175
Depreciation and amortization	2,196,230	2,153,555
Operating expenses	4,356,784	4,152,732
	9,040,184	8,807,462

NET LOSS	$ (1,178,490)	$ (1,205,184)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,133,184)	$ (1,112,492)

Net loss allocated to other Partners	$ (11,785)	$ (12,052)

Net loss suspended	$ (33,521)	$ (80,640)

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
December 31, 2002
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2002 were $649,257 and total fund management fees accrued as of December 31, 2002 were $17,167,823. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended December 31, 2002, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2002.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended December 31, 2002, none of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $75,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2002.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended December 31, 2002, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable in the amount of $1,176,768 as of December 31, 2002. Of the amount outstanding, $1,139,873 has been advanced or loaned to the Operating Partnerships. The advances and loans will be converted to capital and the remaining contributions of $36,895 will be released from available net offering proceeds when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended December 31, 2002, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 2002.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended December 31, 2002, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2002.

Results of Operations

As of December 31, 2002 and 2001 the Fund held limited partnership interests in 241 Operating Partnerships.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended December 31, 2002 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $127,891, $163,716, $131,514, $91,433, and $95,337 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2002 and 2001, the average qualified occupancy for the series was 99.9% and 100%, respectively.  The series had a total of 68 properties December 31, 2002. Out of the total 67 were at 100% qualified occupancy.

For the nine months being reported Series 15 reflects a net loss from Operating Partnerships of $1,985,907.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $830,645.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Operations continue to improve at Hidden Cove Apartments (Hidden Cove) as evidenced by stabilized occupancy and increased rental collections. Occupancy through December 2002 has averaged 98%. To date the property has been able to complete minor capital improvements and fund its replacement reserve account without financial assistance. The property is currently operating slightly above breakeven. Cash flow and reserves will be utilized to make improvements necessary to maintain building safety. A welfare tax exemption was applied for and granted. The exemption was retroactive to tax years 2000 and 2001. This has had a positive effect on cash flow. In an attempt to capitalize on the strong California real estate market the Operating General Partner is currently in negotiations to sell the Operating Partnership. Any sale scenario will require the buyer to maintain the property as affordable housing through the end of the compliance period and to provide a bond to avoid any recapture of tax credits. It is anticipated that this transaction may be completed during the second quarter of 2003. If operations continue to demonstrate improvement, the Investment General Partner will no longer report on this Partnership.

In April of 2000, Marshall School Street I, LLC became the Operating general Partner and property manager for School Street I LP, (School Street Apartments - Phase I). Since taking control, the Management Company completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property has increased and stabilized. During 2001 and 2002 occupancy averaged 99% and 98%, respectively. The improved occupancy and the improved tenant selection criteria increased cash flow significantly during 2002, but operations still remained below breakeven due to high operating expenses. During 2002 operating expenses declined by 19% versus 2001. The General Partner projects the property to cash flow in the second half of 2003 as they further control operating expenses and increase rents. The Operating General Partner continues to fund any operating cash deficits. The mortgage, property taxes, insurance and payables are current.

Series 16

As of December 31, 2002 and 2001, the average qualified occupancy for the series was 100% and 99.9%, respectively. The series had a total of 64 properties at December 31, 2002, all of which were at 100% qualified occupancy.

For the nine months being reported Series 16 reflects a net loss from Operating Partnerships of $2,556,663.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $725,695.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (Fitzgerald Apartments) is a 20-unit, family property located in Plattsmouth, NE which continues to operate below breakeven due to low occupancy. An increased supply of affordable housing into the area has hampered marketing efforts and made tenant retention difficult. Average occupancy increased to 70% for the fourth quarter of 2002 from the third quarter 2002 average of 67%. There are currently six vacant units, each will require approximately $1,500 in maintenance expenses to recondition, but there is not adequate cash flow to fund the repair costs. In the past, the Operating General Partner has supported the property financially. At this time, the management company has not received the funds from the General Partner needed to turnover the vacant units. The management agent has qualified applicants waiting to lease the units once they are turned over. There are three commercial spaces at the property, two of which are currently vacant. A year lease has been executed for one of the vacant units beginning in March 2003. Due to the lack of available funds, marketing has been limited to site signage. The parking is limited so the management company has requested additional parking spaces from the City of Plattsmouth, which was recently declined. The mortgage and the insurance accounts are current, but the taxes are currently overdue.

Clymer Park Associates (Clymer Park Apartments) located in Clymer Pennsylvania is a 32 unit elderly development. The partnership operated slightly below break-even for the first three quarters of 2002 as a result of high operating expenses and low occupancy. The low occupancy is due to the lack of rental assistance for 7 of the units and recently imposed restriction on Section 8 mobile vouchers. As of October 15, 2002 the Section 8 vouched restrictions were relaxed. Average occupancy for 2002 is 91.67%, this is a 5.2% improvement from the prior year. Management believes with the stabilization of the occupancy it expects to be able to reduce the current expense levels.

Beckwood Manor Eight (Lakeside Apartments) is a 32-unit, senior project located in Lake Village AR. The property had average occupancy of 77% in 2002. The Lake Village area does not have the need for affordable housing that was forecasted in the original market study. In order to attract prospective residents from the surrounding area, the management company advertises through newspapers, radio broadcast, community contacts, and word of mouth. Occasionally the management offers move-in rent incentives. The mortgage, real estate taxes, insurance, and payables are current.

Series 17

   As of December 31, 2002 and 2001, the average qualified occupancy for the series was 99.7%.  The series had a total of 49 properties at December 31, 2002.  Out of the total 48 were at 100% qualified occupancy.

For the nine months being reported Series 17 reflects a net loss from Operating Partnerships of $1,234,756.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $1,531,568. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $99,860 (11.3%) in 2001. This combined with stabilized operating expenses allowed the property to operate above breakeven. This positive trend has continued into the fourth quarter of 2002, with net rental income exceeding budgeted projections. Occupancy remains stable at 88% through the fourth quarter of 2002. In accordance with the loan agreements, the property continues to fund capital improvements from operations. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. If operations continue to demonstrate improvement, the Investment General Partner will no longer continue to report on this Partnership.

Operations at California Investors VI (Orchard Park Apartments) continue to show improvement. Historically, the property has suffered from low occupancy due to the remote location of the site. The area has experienced economic growth over the past few years, and as a result operations at the property have improved as well. Occupancy remains stable averaging 97% through the fourth quarter of 2002. A rent increase was implemented in March 2001, resulting in an increase in rental revenues of $68,822 (9.1%)in 2001. The increase was phased in as leases expired. The full benefit of the increase has become evident in 2002. As a result of the increased revenues, the Partnership is operating above breakeven through the fourth quarter of 2002. The property operated below breakeven in 2001 largely because the welfare tax exemption was not in place, and the property paid the full value of the property taxes. The exemption was submitted, however there was a problem with the 503(C) documentation (non profit status) and the Partnership had to reapply with a new non profit partner. The new filing was submitted and the General Partner is waiting to hear from the state. If approved, the Partnership will receive a refund of approximately $32,000. The Operating General Partner will continue to monitor the status of the exemption. In an attempt to capitalize on the strong California real estate market the Operating General Partner is currently in negotiations to sell the Operating Partnership. Any sale scenario will require the buyer to maintain the property as affordable housing through the end of the compliance period and to provide a bond to avoid any recapture of tax credits. It is anticipated that this transaction may be completed during the second quarter of 2003.

Operations at Palmetto Properties Ltd. (Palmetto Villas) suffered from low occupancy in 1999 and the first half of 2000 due to poor on-site management and significant deferred maintenance issues. As a result, the property Management Company was replaced in January 2001. Since the management company change occurred, occupancy levels have steadily increased as improvements have been made at the property and deferred maintenance has been addressed. Occupancy averaged 95.07% for the year 2001, and has remained stable at 91% occupancy through the fourth quarter of 2002. Rental revenues increased by $62,670 in 2001 (an increase of 32.6% from the prior year) Property taxes remain an issue for this Partnership. Rural Development paid the 1998 delinquent taxes as an advance against the mortgage. The 1999 and 2000 taxes were paid in 2001 and 2002 respectively from property operations. The Investment General Partner is attempting to work with Rural Development to develop a workout plan to address the tax issue. Attempts to negotiate a plan have been unsuccessful to date. Although the increased rental revenues have allowed the Partnership to escrow funds for the payment of taxes and insurance, fiscal year 2001 and 2002 taxes remain delinquent. The Investment General Partner continues to monitor the situation.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY. The Partnership suffers from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. As the management agent is an affiliate of the Operating General Partner, the Partnership has also been deferring management fees. Operating statements through December 30, 2002 demonstrate expenses are running below budget, in all areas with the exception of maintenance. As a result the Partnership is operating below breakeven. Necessary repairs due to the age of the building resulted in higher than anticipated repairs costs, and capital improvements in 2002 totaled $18,340, the majority of which were funded through operations. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files. The non-compliance was reported to the IRS and subsequently 8823's were issued. Management has corrected the files to the best of their ability, however the files are not complete. The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits. To date no recapture of credits have been taken. The Operating General Partner and the Investment General Partner are continuing to work together along with legal counsel to determine an appropriate course of action. The Investment Limited Partner continues to monitor this situation closely.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34 unit elderly development located in Waynesburg, Pennsylvania. The partnership operated slightly below break-even for the first three quarters of 2002 as a result of high operating expenses and low occupancy. The low occupancy is due to the lack of rental assistance for 4 of the units and recently imposed restriction on Section 8 mobile vouchers. As of October 15, 2002 the Section 8 vouched restrictions were relaxed and fourth quarter occupancy has improved to average 90%. When occupancy stabilizes, management expects to be able to reduce the current expense levels. The management company recently won a tax appeal. This will reduce the tax burden of the property to close to $18,000 annually and help with the overall financial viability of the partnership in the future.

Series 18

 As of December 31, 2002 and 2001 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at December 31, 2002, all of which were at 100% qualified occupancy.

For the nine months being reported Series 18 reflects a net loss from Operating Partnerships of $1,644,849. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $397,031. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts) located in West Palm Beach, Florida, operated slightly below break-even for the forth quarter of 2002 mainly due to high operating expenses and high debt service payments. The property consists of 38 apartments with commercial space on the ground level. The apartments are predominately occupied by young, single residents. As a result, many of these residents have become first-time buyers which have led to somewhat increased turnover causing higher vacancies and increased turnover costs. The property continues to perform necessary maintenance including carpet replacement and roof repairs in order to preserve the existing asset and maintain the marketability of the rental units. Maintenance costs have risen over the years due to the aging of the property and the increased turnover noted above. The General Partner continues to share payroll costs including a community director, admin and maintenance personal with an affiliated property in the same neighborhood in an attempt to reduce expenses. Average occupancy for the third quarter of 2002 was 95%. The property taxes, insurance and replacement reserve deposits are current at December 31, 2002.

Parvin's Limited Partnership (Parvin's Branch Townhomes) continues to incur operating deficits due to high debt service payments.  The loan has an interest rate of 10.5% and is amortized over fifteen years. The mortgage note has a costly pre-payment penalty clause, so refinancing the debt would not be beneficial to the property. The management agent, an affiliated company, has been deferring fees to improve the property's cash flow.  In addition, the Operating General Partner continues to fund deficits. The average occupancy for 2002 was 94%. The mortgage, taxes, insurance and payables are current.

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

Series 19

As of December 31, 2002 and 2001 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at December 31, 2002, all of which were at 100% qualified occupancy.

For the nine months being reported Series 19 reflects a net loss from Operating Partnerships of $1,178,490.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $1,017,740. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Carrollton Villa, L.P. (Carrollton Villa), located in Carrollton, Missouri, operated below breakeven during the fourth quarter of 2002 as a result of low occupancy. Occupancy at the property averaged 62% for the fourth quarter. In order to address the vacancies and to better conform to a changing housing market, the property was reconfigured in late 2000 to include more 3- and 4-bedroom units. Though occupancy has seen improvement, it remains an issue. Management is currently running ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. The property's mortgage, taxes and insurance were all current as of December 31, 2002.

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
Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:

February 19, 2003	By:	/s/ John P. Manning

John P. Manning