Form 10-K
period 2003-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2003-07-11
CIK 879555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2003

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

☒

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
FOR THE YEAR ENDED MARCH 31, 2003

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series.  The registration for additional BACs became effective on October 6, 1993.  As of March 31, 2003, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020.  The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

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

As of March 31, 2003 the Fund had invested in 68 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 49 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Boston Capital Tax Credit Fund III L.P. – Series 15

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
April Gardens Apts. III	Las Piedras, PR	32	$1,450,476	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,308,021	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	503,713	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	1,000,967	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	778,649	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	805,244	03/92	09/92	100%	152,282

Buena Vista Apartments, Phase II	Union, SC	44	1,435,925	03/92	01/92	100%	281,000

Calexico Senior Apts.	Calexico, CA	38	1,900,411	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	728,365	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,273,568	10/92	09/93	100%	247,599

Coral Ridge Apartments	Coralville, IA	102	2,496,500	03/92	11/92	100%	2,257,827

Country Meadows II, III, IV	Sioux Falls, SD	55	1,195,036	05/92	09/92	100%	1,220,825

Curwensville House Apts.	Curwensville, PA	28	1,197,543	09/92	07/93	100%	262,000

Deerfield Commons	Crewe, VA	39	1,215,162	04/92	06/92	100%	242,430

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
East Park Apts. I	Dilworth, MN	24	$519,159	06/94	01/94	100%	$406,100

Edgewood Apts.	Munford-ville, KY	24	776,565	06/92	08/92	100%	156,763

Golden Age Apts.	Oak Grove, MO	17	398,955	04/92	11/91	100%	84,410

Graham Village Apts.	Graham, NC	50	1,268,058	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	675,807	04/94	10/75	100%	64,069

Greenwood Village	Fort Gaines, GA	24	665,295	08/92	05/93	100%	131,268

Hadley’s Lake Apts.	East Machias ME	18	1,026,410	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,469,563	07/92	02/93	100%	327,944

Harrisonville Properties II	Harrison- ville, MO	24	601,828	03/92	11/91	100%	144,004

Harvest Point Apts.	Madison, SD	30	1,184,698	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,901,224	04/92	11/92	100%	1,153,620

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Heron’s Landing I	Lake Placid, FL	37	$1,189,327	10/92	10/92	100%	$255,339

Hidden Cove	W. Pittsburg, CA	88	2,716,171	02/94	08/88	100%	200,000

Higginsville Estates	Higginsville, MO	24	620,593	03/92	03/91	100%	146,111

Kearney Estates	Kearney, MO	24	626,626	05/92	01/92	100%	138,103

Lakeside Apts.	Lake Village AR	32	1,205,519	08/94	08/95	100%	282,004

Lake View Green Apts.	Lake View, SC	24	877,462	03/92	07/92	100%	183,603

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,055,855	03/92	02/92	100%	229,986

Lebanon Properties III	Lebanon, MO	24	624,583	03/92	02/92	100%	152,171

Lebanon Village II	Spring Grove, VA	24	908,921	08/92	02/93	100%	169,000

Lilac Apts.	Leitchfield, KY	24	714,090	06/92	07/92	100%	148,015

Livingston Plaza	Livingston, TX	24	663,877	12/92	11/93	100%	176,534

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Manning Lane Apts.	Manning, SC	42	$1,452,989	08/92	03/93	100%	$296,436

Marshall Lane Apts.	Marshallville, GA	18	546,450	08/92	12/92	100%	114,200

Maryville Properties	Maryville, MO	24	709,792	05/92	03/92	100%	156,636

Meadow View Apts.	Grantsville, MD	36	1,467,804	05/92	02/93	100%	291,322

Millbrook Commons	Sanford, ME	16	909,064	06/92	11/92	100%	227,100

Monark Homes	Van Buren & Barling, AR	10	307,707	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	868,306	09/92	05/93	100%	206,820

North Trail Apts.	Arkansas City, KS	24	811,467	09/94	12/94	100%	194,118

Oakwood Village	Century, FL	39	1,095,395	05/92	05/92	100%	249,374

Osceola Estates Apts	Osceola, IA	24	624,290	05/92	05/92	100%	161,325

Payson Senior Center Apts.	Payson, AZ	39	1,469,995	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	3,537,442	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	881,216	03/92	01/92	100%	165,434

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Rio Mimbres II Apartments	Deming, NM	24	$764,300	04/92	04/92	100%	$149,811

River Chase Apts.	Wauchula, FL	47	1,460,454	08/92	10/92	100%	322,944

Rolling Brook III Apts.	Algonac, MI	26	816,076	06/92	11/92	100%	185,632

School St. Apts.Phase I	Marshall, WI	24	702,124	04/92	05/92	100%	666,025

Shenandoah Village	Shenandoah, PA	34	1,453,960	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	785,701	07/92	02/93	96%	178,084

Spring Creek II Apts.	Derby, KS	50	1,033,527	04/92	06/92	100%	1,060,282

Summit Ridge Apartments	Palmdale, CA	304	8,516,143	10/92	12/93	100%	5,639,000

Sunset Sq. Apts.	Scottsboro, AL	24	730,698	09/92	08/92	100%	143,900

Taylor Mill Apartments	Hodgenville KY	24	759,149	04/92	05/92	100%	173,606

Timmons Village Apts.	Lynchburg, SC	18	615,090	05/92	07/92	100%	122,450

University Meadows	Detroit, MI	53	2,124,194	06/92	12/92	100%	1,676,750

Valatie Woods	Valatie, NY	32	1,320,216	06/92	04/92	100%	277,600

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Village Woods	Healdton, OK	24	$689,944	08/94	12/94	100%	$173,616

Villas Del Mar	Urb. Corales de Hatillo, PR	32	1,449,295	08/92	08/92	100%	307,200

Virgen del Pozo Garden Apts.	Sabana Grande, PR	70	3,301,185	08/92	07/93	100%	772,550

Weedpatch Country Apts.	Weedpatch, CA	36	1,946,904	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	519,569	08/92	11/92	100%	108,000

Wood Park Pointe	Arcadia, FL	36	1,155,033	06/92	05/92	100%	243,672

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
1413 Leavenworth Apts.	Omaha, NE	60	$1,692,257	12/92	03/93	100%	$1,287,526

Abbey Orchards Apts.	Nixa, MO	48	1,399,851	03/94	06/94	100%	1,163,875

Abbey Orchards Apts.II	Nixa, MO	56	965,558	08/94	07/94	100%	1,137,750

Bernice Villa Apts.	Bernice, LA	32	921,791	05/93	10/93	100%	200,476

Branch River Commons Apts	Wakefield, NH	24	1,246,302	09/92	02/93	100%	246,105

Brunswick Manor Apts.	Lawrence- ville, VA	40	1,398,527	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	758,163	11/92	01/93	100%	175,959

Cape Ann YMCA Community Ctr.	Gloucester, MA	23	429,658	01/93	12/93	100%	693,132

Carriage Park Village	Westville, OK	24	699,372	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	497,298	10/92	07/93	100%	102,500

Cielo Azul Apts.	Aztec, NM	30	1,003,962	05/93	05/93	100%	389,749

Clymer Park Apts.	Clymer, PA	32	1,429,044	12/92	11/94	100%	317,428

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Crystal Ridge Apts.	Davenport, IA	126	$2,926,915	10/93	02/94	100%	$3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,432,068	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	657,159	08/93	03/93	100%	572,200

Derry Round House Court	Borough of Derry, PA	26	1,106,449	02/93	02/93	100%	248,019

Fairmeadow Apts.	Latta, SC	24	870,999	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	1,028,515	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	740,119	12/92	09/93	100%	162,397

Gibson Manor Apts.	Gibson, NC	24	886,326	12/92	06/93	100%	161,412

Greenfield Properties	Greenfield, MO	20	524,121	01/93	05/93	100%	126,046

Greenwood Apts.	Mt. Pleasant, PA	36	1,448,421	11/93	10/93	100%	352,000

Harmony House Apts.	Galax, VA	40	1,446,039	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	2,970,097	08/94	09/95	100%	2,005,814

Holly Tree Manor	Holly Hill, SC	24	873,840	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	957,033	11/93	04/94	100%	246,722

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Joiner Manor	Joiner, AR	25	$791,545	01/93	06/93	100%	$149,670

Landview Manor	Bentonia, MS	28	830,787	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,360,330	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	901,596	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,313,547	09/92	03/93	100%	274,750

Mariner’s Pointe Apts	Milwaukee, WI	64	2,084,310	12/92	08/93	100%	1,684,121

Mariner’s Pointe Apts. II	Milwaukee, WI	52	2,007,831	12/92	08/93	100%	1,676,219

Meadows of Southgate	Southgate, MI	83	2,218,206	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,948,356	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,841,065	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	1,210,261	02/93	10/93	100%	221,626

Newport Manor Apts.	Newport, TN	30	939,635	09/93	12/93	100%	204,863

Oak Forest Apts.	Eastman, GA	41	1,159,320	12/92	10/93	100%	251,269

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Parkwoods Apts.	Anson, ME	24	$1,267,913	12/92	09/93	100%	$320,206

Plantation Manor	Tchula, MS	28	819,317	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	508,088	12/93	11/94	100%	97,249

Riviera Apts.	Miami Beach, FL	56	1,669,678	12/92	12/93	100%	1,442,978

Sable Chase of McDonough	McDonough, GA	222	4,704,150	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	919,889	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	1,013,824	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	941,715	05/93	09/93	100%	206,086

Summersville Estates	Summersville, MO	24	612,643	05/93	06/93	100%	157,976

Stony Ground Villas	St. Croix, VI	22	1,408,492	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	671,284	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	748,309	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	732,284	12/92	07/94	100%	144,304

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
The Fitzgerald Building	Plattsmouth, NE	20	$588,542	12/93	12/93	100%	$924,780

The Woodlands	Tupper Lake, NY	18	918,796	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,579,793	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	838,633	05/93	10/93	100%	185,392

Valley View Apartments	Palatine Bridge, NY	32	1,399,576	05/94	05/94	100%	326,870

Victoria Pointe Apts.	North Port, FL	42	1,425,850	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,480,609	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	976,166	05/93	05/93	100%	231,741

Westchester Village of Oak Grove	Oak Grove, MO	33	1,078,620	12/92	04/93	100%	889,700

Westchester Village of St. Joseph	St. Joseph, MO	60	1,346,365	07/93	06/93	100%	1,316,500

Willcox Senior Apts.	Willcox, AZ	30	1,090,941	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,443,048	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Annadale Apartments	Fresno, CA	222	$11,144,863	01/96	06/90	100%	$1,108,873

Artesia Properties	Artesia, NM	40	1,390,360	09/94	09/94	100%	399,464

Aspen Ridge Apts.	Omaha, NE	42	782,205	09/93	11/93	100%	809,750

Briarwood Apartments	Clio, SC	24	893,831	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	1,287,024	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,127,567	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,247,278	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,057,990	05/93	04/93	100%	201,711

Caney Creek Apts.	Caneyville, KY	16	470,425	05/93	04/93	100%	118,800

Central House	Cambridge, MA	128	2,110,815	04/93	12/93	100%	2,498,109

Clinton Estates	Clinton, MO	24	729,546	12/94	12/94	100%	162,717

Cloverport Apts.	Cloverport, KY	24	740,312	04/93	07/93	100%	174,575

College Greene Senior Apts	Chili, NY	110	3,712,242	03/95	08/95	100%	232,545

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Crofton Manor Apts.	Crofton, KY	24	$790,220	04/93	03/93	100%	$168,420

Deerwood Village Apts	Adrian, GA	20	636,265	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,152,337	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,085,104	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,041,983	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	2,021,945	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	1,117,505	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,118,651	11/94	11/94	88%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,847,743	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	528,243	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	1,001,777	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	663,082	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,050,650	11/93	08/94	100%	304,556

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Ivywood Park Apts.	Smyrna, GA	106	3,783,481	06/93	10/93	100%	$2,093,847

Jonestown Manor Apts.	Jonestown, MS	28	856,711	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	3,665,533	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	3,215,671	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,469,647	02/94	12/94	100%	288,268

Maplewood Park Apts.	Union City, GA	110	3,394,280	04/94	07/95	100%	1,416,091

Oakwood Manor of Bennettsville	Bennettsville, SC	24	865,651	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,366,786	11/93	03/94	100%	439,277

Orchard Park	Beaumont, CA	144	3,554,779	01/94	05/89	100%	250,000

Palmetto Villas	Palmetto, FL	49	1,603,685	05/94	04/94	100%	421,795

Park Place	Lehigh Acres, FL	36	1,156,615	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	801,237	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	866,562	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	3,085,073	12/93	12/94	100%	909,231

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Seabreeze Manor	Inglis, FL	37	$1,219,157	03/94	01/95	100%	$294,387

Soledad Senior Apts.	Soledad, CA	40	1,912,678	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	932,966	09/93	06/94	100%	902,915

Summit Ridge Apt.	Palmdale, CA	304	8,516,143	12/93	12/93	100%	5,191,039

Villa West V Apartments	Topeka, KS	52	1,107,159	02/93	10/92	100%	902,700

Waynesburg House Apts.	Waynesburg, PA	34	1,475,765	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,603,216	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,140,278	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	767,031	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Arch Apartments	Boston, MA	75	$1,780,855	04/94	12/94	100%	$3,017,845

Bear Creek Apartments	Naples, FL	118	4,775,984	03/94	04/95	100%	3,586,687

Briarwood Apartments	Humbolt, IA	20	700,938	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,800,494	03/94	12/94	100%	519,100

Chatham Manor	Chatham, NY	32	1,382,046	01/94	12/93	100%	296,860

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,493,889	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	818,825	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,734,009	08/94	01/95	100%	1,627,293

Glen Place Apartments	Duluth, MN	35	1,140,209	04/94	06/94	100%	1,328,621

Harris Music Building	West Palm Beach, FL	38	1,330,230	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield, CA	60	1,265,475	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,564,485	08/93	05/94	100%	1,029,000

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Lathrop Properties	Lathrop, MO	24	$730,435	04/94	05/94	100%	$171,579

Leesville Elderly Apts.	Leesville, LA	54	1,305,530	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,055,080	07/94	09/94	100%	595,439

Maple Leaf Apartments	Franklinville, NY	24	1,090,798	08/94	12/94	100%	296,587

Maple Terrace	Aurora, NY	32	1,380,505	09/93	09/93	100%	279,988

Marengo Park Apts.	Marengo, IA	24	745,688	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	476,810	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,471,384	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	946,855	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	799,019	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	491,530	01/94	07/94	100%	116,860

Parvin’s Branch Townhouses	Vineland, NJ	24	727,337	08/93	11/93	100%	761,856

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03
Peach Tree Apartments	Felton, DE	32	$1,463,945	01/94	07/93	100%	$206,100

Pepperton Villas	Jackson, GA	29	853,148	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville, AR	62	838,178	12/93	12/94	100%	1,067,200

Richmond Manor	Richmond, MO	36	1,016,143	06/94	06/94	100%	231,593

Rio Grande Apartments	Eagle Pass, TX	100	2,171,583	06/94	05/94	100%	666,840

Troy Estates	Troy, MO	24	681,253	12/93	01/94	100%	159,007

Vista Loma Apartments	Bullhead City, AZ	41	1,592,008	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	235,229	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	2,017,200	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2003

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Callaway Villa	Holt’s Summit, MO	48	$1,149,581	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,364,971	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,493,889	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,485,836	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	3,389,508	08/94	03/95	100%	3,337,884

Garden Gate Apartments	Forth Worth, TX	240	5,567,299	02/94	04/95	100%	3,576,605

Garden Gate Apartments	Plano, TX	240	6,984,034	02/94	05/95	100%	3,166,064

Hebbronville Senior	Hebbronville, TX	20	510,084	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,411,411	05/94	08/95	100%	1,715,351

Jenny Lynn Apts.	Morgantown, KY	24	792,114	01/94	09/94	100%	182,800

Lone Star Senior	Lone Star, TX	24	603,463	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	949,936	05/94	08/95	100%	227,910

Maplewood Park Apts.	Union City, GA	110	3,394,280	04/94	07/95	100%	1,416,091

Martindale Apts.	Martindale, TX	24	667,891	12/93	01/94	100%	154,790

Property Name	Location	Units	Mortgage Balance As of 12/31/02	Acq Date	Const Comp	Qualified Occupancy 3/31/03	Cap Con Paid Thru 3/31/03

Munford Village	Munford, AL	24	$749,144	10/93	04/94	100%	$165,800

Northpoint Commons	Kansas City, MO	158	4,514,007	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	642,518	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,719,667	03/95	05/95	100%	499,104

Sahale Heights Apts.	Elizabethtown, KY	24	844,950	01/94	06/94	100%	238,600

Seville Apartments	Forest Village, OH	24	655,807	03/94	03/78	100%	47,780

Sherwood Knoll	Rainsville, AL	24	768,826	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	927,465	01/94	11/95	100%	223,029

Tanglewood Apartments	Lawrenceville, GA	130	4,047,375	11/93	12/94	100%	3,020,840

Village North I	Independence, KS	24	841,438	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	3,132,833	12/93	01/95	100%	2,833,420

Wedgewood Lane Apartments	Cedar City, UT	24	986,676	06/94	09/94	100%	262,800

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

As of March 31, 2003 the Fund has 13,433 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 15 consists of 2,499 investors holding 3,870,500 BACs, Series 16 consists of 3,460 investors holding 5,429,402 BACs, Series 17 consists of 2,956 investors holding 5,000,000 BACs, Series 18 consists of 2,111 investors holding 3,616,200 BACs, and Series 19 consists of 2,407 investors holding 4,080,000 BACs at March 31, 2003.

(c)	Dividend history and restriction

The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, September 19, 1991 through March 31, 2003.

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

Item 6.           Selected Financial Data

The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 1999 through March 31, 2003.  Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

Operations	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999
Interest & Other Income	$45,840	$108,235	$159,689	$207,011	$358,856

Share of Loss of Operating Partnership	(9,013,016)	(9,965,195)	(10,571,206)	(11,654,615)	(12,121,431)
Operating Expense	(3,394,204)	(2,557,899)	(2,998,840)	(2,647,295)	(3,192,943)

Net Loss	$(12,361,380)	$(12,414,859)	$(13,410,357)	$(14,094,899)	$(14,955,518)

Net Loss per BAC	$(.56)	$(.56)	$(.60)	$(.63)	$(.67)

Balance Sheet	March 31, 2002	March 31, 2002	March 31, 2001	March 31, 2000	March 31, 1999

Total Assets	$70,791,712	$83,058,985	$93,724,360	$105,516,292	$117,785,304

Total Liabilities	$18,272,966	$18,178,859	$16,429,375	$14,810,950	$12,985,063
Partners’ Capital	$52,518,746	$64,880,126	$77,294,985	$90,705,342	$104,800,241

Other Data

Tax Credits per BAC for the Investors Tax Year, the Twelve Months Ended December 31, 2002, 2001, 2000, 1999 and 1998*	$1.32	$1.37	$1.38	$1.39	$1.39

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

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements such as our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. Such statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations.  Fund management fees accrued during the year ended March 31, 2003 were $2,597,028, and total fund management fees accrued as of March 31, 2003 were $16,892,080.  During the year ended March 31, 2003 the Fund paid fees of $1,325,000 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2003, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 66 of the 68 Operating Partnerships.  Series 15 has $16,206 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

(Series 16).  The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16.  Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2003, the Fund released $63,144 of Series 16 net offering proceeds to pay outstanding installments of its capital contributions to 3 Operating Partnership.  As of March 31, 2003 the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 60 of the 64 Operating Partnerships.  Series 16 has $75,362 in capital contributions that remain to be paid to the other 4 Operating Partnerships.

(Series 17).  The Fund commenced offering BACs in Series 17 on January 24, 1993.  The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17.  Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2003, the Fund released $10,000 of Series 17 net offering proceeds to pay outstanding installments of its capital contributions.  The Fund converted $1,108,873 of loans and advances into contributed capital as of March 31, 2003.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980, and the Fund had completed payments of all installments of its capital contributions to 44 of the 49 Operating Partnerships.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of March 31, 2003.  Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnership.  This will be released to the Operating Partnership has achieved the conditions set fourth in their partnership agreements.

(Series 18).  The Fund commenced offering BACs in Series 18 on June 17,1993.  The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18.  Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2003, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships.  Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8, 1993.  The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19.  Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2003, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2003 proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to 25 of the 26 Operating Partnerships. Series 19 has $24,000 in capital contributions that remain to be paid to the remaining Operating Partnership.

Results of Operations

The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2003 and 2002 was $2,200,955 and $2,132,151, respectively.  The amount is anticipated to decrease in subsequent fiscal years as additional Operating Partnerships begin to pay their annual partnership management and reporting fees to the fund.

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 99.9% and 100%, respectively.  The series had a total of 68 properties at March 31, 2003, 67 of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,996,515 and $2,874,405, respectively, in passive income tax losses that were passed through to the investors and also provided $1.14 and $1.45, respectively, in tax credits per BAC to the investors. Series 15 experienced a decrease in the tax credits generated per BAC from calendar year 2001 to 2002.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2001 to 2002 results from the fact that a large number of the Operating Partnerships are in their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 15 were $8,387,630, and $9,478,582, respectively.  Investments in Operating Partnerships were affected by the way the Fund accounts for its investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 the Operating Partnerships reflected a net income of $1,005,123 and $1,080,874, respectively, when adjusted for depreciation, which is a non-cash item.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,710,981 and $148,373, respectively.  The majority of the sale proceeds were received by the Investment Partnerships in May 2003, however the Operating General Partner is currently holding $158,542 of the total sale proceeds until the Operating Partnership entity has been dissolved.  Of the proceeds received and to be received, it is estimated that approximately $1,379,018 and $119,586, respectively will be returned to the investors in Series 3 and Series 15. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining total of $360,750 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 they will record gains on the sale of the Operating Partnership of $1,710,981 and $82,207, respectively in the next fiscal year.

In April of 2000, Marshall School Street I, LLC became the Operating General Partner and property manager for School Street Limited Partnership I (School Street Apartments - Phase I).  Since taking control, the Management Company completed the capital improvements program and improved the tenant selection criteria.  As a result, physical occupancy at the property has increased and stabilized.  During 2001 and 2002 occupancy averaged 99% and 95%, respectively.  For the first quarter of 2003 average occupancy has been 100%. The improved occupancy and the improved tenant selection criteria increased cash flow significantly during 2002, but operations still remained below breakeven due to high operating expenses.  During 2002 operating expenses declined by 19% versus 2001.  The General Partner projects the property to cash flow in the second half of 2003 as they further control operating expenses and increase rents.  The Operating General Partner continues to fund any operating cash deficits. The mortgage, property taxes, insurance and payables are current.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property located in Lake Village Arkansas.  In 2002, the property was operating with an average physical occupancy of 77%. In the first quarter of 2003, the average physical occupancy further declined to 75%. Low occupancy is due to lack of qualified residents in the area. To increase the traffic at this property, the management company has been heavily advertising in the newspapers of the surrounding areas.  In 2003, the Regional Manager will be requesting permission from Rural Development to increase rental rates, which will improve the cash flow of this property. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) suffers from low occupancy related to a poor public image, the result of an on-site murder occurring at year-end 2001. A new on-site manager has been hired and is focused on increasing the safety and public perception of the property. The manager is additionally working with a new DETCOG rental assistance program, which has resulted in the occupancy of 4 vacated units since year-end 2002. Evictions of “bad tenants” were necessary for the property’s image, safety, and public perception and are partially responsible for occupancy decreasing to 67% in April. As of May 12, 2003, two new tenants have moved into the property, increasing the occupancy to 75%. The Investment Limited Partnership is continuing to monitor and work with the management company to improve this property.

(Series 16).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 64 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $4,077,946 and $3,917,401, respectively, in passive income tax losses that were passed through to the investors and also provided $1.40 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 16 were $14,588,388 and $17,545,233, respectively.  Investments in Operating Partnerships were affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 the Operating Partnerships reflected a net income of $616,116 and $898,919, respectively, when adjusted for depreciation, which is a non-cash item.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit, family property located in Plattsmouth, NE, which continues to operate below breakeven due to low occupancy. Average occupancy increased to 85% for the first quarter of 2003 from the fourth quarter 2002 average of 70%.   There is an abundance of affordable housing units in the area, which has negatively impacted occupancy at this property. The management company has advertised in the local papers and distributed fliers.  The management company has met with the local real estate companies and has increased site signage. There are currently three vacant units, each will require approximately $1,500 in maintenance expenses to recondition, but there is not adequate cash flow to fund the repair costs. In the past, the Operating General Partner has supported the property financially. At this time, the management company has not received the funds from the Operating General Partner needed to turnover the vacant units. The management agent has qualified applicants waiting to lease the units once they are turned over. There are four commercial spaces at the property, one of which is currently vacant.  The parking is limited so the management company has requested additional parking spaces from the City of Plattsmouth, which was recently declined. The mortgage and the insurance accounts are current, but the taxes are currently overdue for 2003.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer Pennsylvania is a 32 unit elderly development.  The Partnership operated below break-even in 2002 as a result of excess funding to the reserve account. The occupancy continues to fluctuate. The low occupancy is due to the lack of rental assistance for 7 of the units and recently imposed restriction on Section 8 mobile vouchers.  Management is certain that it will stabilize due to significant capital improvements made in 2002.  As of October 15, 2002 the Section 8 vouched restrictions were relaxed. Physical occupancy for first quarter 2003, was 87.50%, this is a 3.12% improvement from the prior quarter.

Branson Christian County I and II Limited Partnerships (Abbey Orchards Apartments I and II) located in Nixa, Missouri, operated below breakeven during 2002 and the first quarter of 2003.  The operating deficits result from the high vacancy rate at this property, which averaged 89% for Phase I in 2002 and 81% for Phase II in 2002.  However, the average occupancy for the first quarter of 2003 at Phase I was 90%, and 95% at Phase II.  The occupancy issue stems from increased competition in the community.  While turnover has remained an issue, management is advertising in the local newspapers and apartment finders, and has large banners in front of the property to generate interest.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

Greenfield Properties Limited Partnership (Greenfield Properties) located in Greenfield, Missouri, operated below breakeven during 2002 and the first quarter of 2003.  The operating deficits result from the high vacancy rate at this property.  The average occupancy for 2002 and the first quarter of 2003 were 71% and 61%, respectively.  The occupancy issue stems from increased competition in the community.  The newer senior housing apartments in the area provide more amenities such as free utilities, and many tenants have moved to the newer properties.  Management advertises in the local newspapers and has posted advertisements at various sites around the city announcing the availability of units.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

Summersville Estates Limited Partnership (Summersville Estates) located in Summersville, Missouri, operated below breakeven during 2002 and the first quarter of 2003.  The operating deficits result from the high vacancy at this property.  The average occupancy for the first quarter of 2003 was 84%, up from a 71% average in 2002.  The property has suffered from poor site management and deferred maintenance, both of which have contributed to a lack of interested, potential tenants.  Early in 2003, the site manager was replaced and efforts have been made to improve the appearance of the property and tenant base.  Management expects occupancy to continue to increase throughout the year.  The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 74% for the year 2002. The first quarter 2003 occupancy increased slightly to an average of 75%.  Operating expenses continue to stay below the state average.  As a result of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations in the first quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Partnership. The mortgage, taxes, insurance and payables are current.

(Series 17).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the Series was 99.76% and 100%, respectively.  The series had a total of 49 properties at March 31, 2003, 48 of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,837,915 and $3,185,607, respectively, in passive income tax losses that were passed through to the investors and also provided $1.35 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002 Investments in Operating Partnerships for Series 17 were $15,415,272 and $16,878,320, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 the Operating Partnerships reflected a net income of $1,513,763 and $518,823, respectively, when adjusted for depreciation, which is a non-cash item.  The lower adjusted net income in the prior year primarily results from operations of two of the Operating Partnerships.  One Operating Partnership reported a larger than normal interest expense to correct for understated interest in prior years.  Another Operating Partnerships reported a significant increase in interest expense due to yield maintenance requirements associated with the retirement of debt.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly.  Rental increases combined with improved collections, increased rental revenues by $96,611 (9.8%) in 2002.  Expenses (specifically maintenance) saw increases in 2002.  This is in part due to required repairs mandated by the Housing Agency as a result of a site inspection done in 2002.  Another factor affecting maintenance costs are the provisions of the loan agreements, which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements, which are funded from operations.  As a result of the increased rental revenues, the property operated at breakeven despite the increase in expenses.  A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002.  Occupancy averaged 88.29% in 2002, however, occupancy dropped to 86% in December, and has averaged only 83.78% in the first quarter of 2003.  The majority of the vacancies are in the elderly designated units.  Management is trying to broaden the scope of advertising to attract more potential residents to the site.  Although operations have demonstrated significant improvements, the Investment General Partner will continue to monitor this Partnership until occupancy increases and stabilizes.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $408,835 and $28,682, respectively. Of the proceeds received it is estimated that approximately $352,768 and $24,749, respectively, will be returned to the investors in Series 3 and Series 17. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining total of $60,000 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property.  Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 will record a gain on the sale of the Operating Partnership of $408,835 in the next fiscal year.

Operations at Palmetto Properties Ltd. (Palmetto Villas) suffered from low occupancy in 1999 and the first half of 2000 due to poor on-site management and significant deferred maintenance issues.  As a result, the property Management Company was replaced in January 2001.  Deferred maintenance issued were addressed, and occupancy increased steadily since that time, however occupancy has recently started to slip again, averaging only 85.71% in the first quarter of 2003.  Rental revenues increased slightly in 2002, however operating expenses increased approximately $700 per unit.  The largest increase was in property taxes, which doubled from the prior year. Property taxes remain an issue for this Partnership.  Rural Development paid the 1998 delinquent taxes as an advance against the mortgage.  The 1999 and 2000 taxes were paid in 2001 and 2002 respectively from property operations.  Currently accrued 2001 and 2002 taxes total $62,300.  The Investment General Partner is attempting to work with Rural Development to develop a workout plan to address the tax issue.  Attempts to negotiate a plan have been unsuccessful to date. Although the increased rental revenues have allowed the Partnership to escrow funds for the payment of taxes and insurance, fiscal year 2001 and 2002 taxes remain delinquent.  The Investment General Partner continues to monitor the situation.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY.  The Partnership suffered from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits.  One of the Operating General Partners is withdrawing from the Partnership.  The remaining Operating General Partner is committed to enhancing the performance of the property, and is funding a capital improvement escrow to pay for necessary repair costs.  Such repairs include work to the building façade, skylight and chimney repairs, and a new domestic hot water system.  Proceeds to fund repairs are also anticipated to come as a result of a proposed re-financing.  Operations at the property have improved during 2002, with occupancy averaging 96.93% for the year 2002, and holding steady at 95.18% for the first quarter of 2003.  Expenses decreased primarily as a result of decreased utilities expenses.  Taking these factors into account, the Partnership generated cash in 2002 and operated above breakeven.  As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files.  The non-compliance was reported to the IRS and subsequently 8823’s were issued.  Management has corrected the files to the best of their ability; however the files are not complete.   The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation.  Based upon a preliminary review, the Investment General Partner has a concern that the Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits.  To date no recapture of credits have been taken.  An audit was performed at the property on January 9, 2003.  The state agency found one minor file compliance issue, which has since been corrected.  They also noted required deferred maintenance issues to be corrected such as the chimney and façade repairs discussed above. The Investment Limited Partner continues to monitor this situation closely.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34 unit elderly development located in Waynesburg, Pennsylvania.  The Partnership was able to operate above break-even in 2002 as a result of increased rental income. The historically low occupancy is due to the lack of rental assistance for 4 of the units and recently imposed restriction on Section 8 mobile vouchers.  As of October 15, 2002, the Section 8 vouched restrictions were relaxed. As of first quarter 2003, physical occupancy remains low at 88%. The management company recently won a tax appeal. This will reduce the tax burden of the property to close to $18,000 annually and help with the overall financial viability of the Partnership in the future.

(Series 18).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $2,114,854 and $2,679,867, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 18 was $10,557,678 and $12,586,199, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 the Operating Partnerships reflected a net income of $9,677 and $229,082, respectively, when adjusted for depreciation, which is a non-cash item.

Series 18 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts.   The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total.  The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.   Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of it’s affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partners and it’s affiliates insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partners and it’s affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partners and it’s affiliates has confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partners and it’s affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partners and it’s affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Harris Housing Limited Partnership (Harris Music Lofts) located in West Palm Beach, Florida, operated slightly below break-even in 2002. This was mainly due to high operating expenses and high debt service payments. The property consists of 38 apartments with commercial space on the ground level. The apartments are predominately occupied by young, single residents. As a result, many of these residents have become first-time buyers, which have led to somewhat increased turnover causing higher vacancies and increased turnover costs. The property continues to perform necessary maintenance including carpet replacement and roof repairs in order to preserve the existing asset and maintain the marketability of the rental units. Maintenance costs have risen over the years due to the aging of the property and the increased turnover noted above. The Operating General Partner continues to share payroll costs including a community director, admin and maintenance personal with an affiliated property in the same neighborhood in an attempt to reduce expenses. Average occupancy for 2002 was 93.5%, but occupancy has increased during the 1st quarter of 2003 is at 97%. The property taxes, insurance and replacement reserve deposits were current as of December 31, 2002.

Glen Place Apartments (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain IRC Section 42 requirements for the tax years 1996 and 1997.  The 60-Day letters were the result of an IRS audit of the Operating Partnership’s tenant files.  As a result of their audit, the IRS has proposed an adjustment that would disallow 59% of past and future tax credits. The adjustment will also include interest and penalties on the past tax credits being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer.   The Investment General Partner believes the audit is nearing completion, and while an actual audit settlement has not been reached, it is our belief that there is a likelihood of a favorable settlement. The property operated with an average occupancy of 90% for the year 2002. The first quarter 2003 occupancy increased to an average of 97%.  The operating expenses continue to stay below the state average.  Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations in the first quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a six unit property, which incurred negative cash flow during 2002 as a result of low residential rental rates, payment of back taxes and water/sewer and the non payment of commercial rental revenue to the property.  To resolve the negative cash flow, residential and rental rates were increased in June 2001. Past due taxes and water & sewer expenses that occurred prior to 2002 were charged to operations for 2002   The back property taxes and water and sewer are on an approved payment plan with the municipality and will be brought current by the end of 2003. The property did not break even in 2002.  The property’s mortgage and property insurance are current.  The Operating General Partner operating deficit guarantee is unlimited as to amount and time.

Preston Wood Associates L.P. (Preston Apartments) is a 62 unit property located in Bentonville, Arkansas. During 2002, Preston Wood operated below breakeven as a result of high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state.  Additionally, physical occupancy during the year was only 88%, which was related to layoffs at the two major employers in the area.  In response to the drop in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to tenants.  Occupancy as of March 31, 2003 was 97%.  The Investment Limited Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy.  The Operating General Partner continues to fund operating deficits.  The mortgage, trade payables, property taxes and insurance are current.

Newton I, L.P. (Newton Plaza Apartments) is a 24 unit property in Newton, Iowa that over the past two years has had difficulty sustaining an average occupancy above 90%. Occupancy has decreased to a level of 83.33% over the first three months of 2003. Although rental income increased in 2002, revenues are coming in approximately $9,342 below budget. In 2002, despite lower than average operating expenses and an increased rental revenue, the property operated below breakeven. The property was not able to pay property taxes out of operations, which resulted in Rural Development authorizing the Partnership to withdraw funds from the replacement reserves in order to pay the 2002 taxes. At December 31, 2002, the property’s tax and insurance deposit was under funded with a balance of only $30. The Investment Limited Partner is working with the management company to determine a strategy for increasing occupancy and for preventing future delinquent taxes.

(Series 19).  As of March 31, 2003 and 2002, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2003, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2002 and 2001, the series, in total, generated $1,967,875 and $2,268,630, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

As of March 31, 2003 and 2002, Investments in Operating Partnerships for Series 19 were $16,983,646 and $18,610,544, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2002 and 2001 the Operating Partnerships reflected a net income of $1,162,585 and $1,184,563, respectively, when adjusted for depreciation which is a non-cash item.

Series 19 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with and controlled by Riemer Calhoun (the “Riemer Calhoun Group”).  The Operating Partnerships are: Hebbronville Apts., Lone Star Seniors Apts., and Martindale Apts.  The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 68 apartment units in total.  The low income housing tax credit available annually to Series 19 from the Calhoun Partnerships is approximately $78,750, which is approximately 1% of the total annual tax credit available to investors in Series 19.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 19 is not an investor.  The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  Sentencing is scheduled for late July, 2003 and is likely to involve fines and incarceration.  (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of it’s affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits.  At the Investment General Partners and it’s affiliates insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS.  It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partners and it’s affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partners and it’s affiliates has confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partners and it’s affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom.  RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partners and it’s affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri, operated below breakeven during 2002 and the first quarter of 2003 as a result of low occupancy. Occupancy at the property averaged 70% in 2002 and 59% for the quarter of 2003. In order to address the vacancies and to better conform to a changing housing market, the property was reconfigured in late 2000 to include more 3- and 4-bedroom units.  Though occupancy has seen improvement, it remains an issue.  Management is currently running ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

Holts Summit Square, Limited Partnership (Callaway Villa Apartments) located in Holts Summit, Missouri, operated below breakeven during 2002 and the first quarter of 2003.  The operating deficits resulted from the high operating expenses at this property, particularly from the high turnover.  Occupancy averaged 97% for the first quarter of 2003 and 92% overall in 2002.  During 2002 and the first quarter of 2003, there were many evictions at the property, which increased operating expenses.  Management believes that all of the evictions that needed to be made are complete and states that operating expenses should now decrease and cash flow should improve. The property’s mortgage, taxes and insurance were all current as of March 31, 2003.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note A to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership’s investment in a Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 provides accounting guidance for financial accounting and reporting of impairment or disposal of long-lived assets.  SFAS No.144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to be Disposed Of”.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Implementation of SFAS No. 144 has not had a material effect on the financial position or results of the operation of the partnership.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, “Consolidated Financial Statements”, which provides new accounting guidance on when to consolidate a variable interest, as defined in FIN 46, in another entity.  FIN 46 applies to variable interests in variable interest entities acquired after January 31, 2003.  FIN 46 should be implemented no later than December 31, 2004. The general partner is in the process of analyzing FIN 46 to determine the impact, if any, on the Partnership’s financial statements.  Management has not yet made any determination of the potential impact FIN 46 might have on the Partnership’s current accounting for its investments in operating partnerships or whether any of those investments might be required to be consolidated.

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning and business development. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry.  He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program.  He was the founding President of the Affordable Housing Tax Credit Coalition, is a former member of the board of the National Leased Housing Association, and currently sits on the Executive Committees of the National Housing Conference and the National Multi Housing Council.  During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts.  In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program.  In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts.  In 1998, President Clinton appointed Mr. Manning to the President’s Export Council which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce.  Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C.   Mr. Manning is a graduate of Boston College.

Mr. Manning is the principal shareholder of C&M Management, Inc., a Massachusetts corporation which is the ultimate general partner of Boston Capital. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 57, has been the Executive Vice President of Boston Capital Corporation, and is President of Boston Capital Services, Inc., Boston Capital’s NASD registered broker/dealer since 1981.  Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee and the Direct Participation Program Committee. He is a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter) and the Real Estate Investment Association. Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967.  He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 41, is Chief Operating Officer and Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 57, has been the Executive Vice President and Director of Institutional Investing for Boston Capital Corporation since 1994. Kevin Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital in 1987, he held senior management positions with Reynolds Securities, Bache & Company and First Winthrop where he focused on real estate syndication. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 39, was promoted to Chief Financial Officer in 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting of Boston Capital Corporation and has been with Boston Capital Corporation since 1990.  He oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital Corporation sponsored partnerships. Additionally, he is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)                                    Involvement in certain legal proceedings.

None.

(g)                                 Promoters and control persons.

None.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2003 fiscal year:

1.                    An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.  The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2003 was $2,200,955.

2.                                       The Fund has reimbursed an affiliate of the General Partner a total of $160,823 for amounts charged to operations during the year ended March 31, 2003.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners.
As of March 31, 2003, 21,996,102 BACs had been issued. No person is known to own beneficially in excess of 5% of the outstanding BACs in any of the series.

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

The Fund has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2003.

(b)                             Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)                              Indebtedness of management.

None.

(d)                             Transactions with promoters.

Not applicable.

Item 14.                                 Controls & Procedures

Evaluation of Disclosure Controls and Procedures

a.               Within the 90 days prior to the date of this report, the Partnership’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership’s periodic SEC filings.

Changes in Internal Controls

b.              There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the date of that evaluation.

PART IV

Item 15.                                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1  and  2.  Financial Statements and Financial Statement  Schedules, filed herein as Exhibit 13

Independent Auditors’ Report

Balance Sheets, March 31, 2003 and 2002

Statements of Operations for the years ended March 31, 2003, 2002, and 2001.

Statements of Changes in Partners’ Capital for the years ended March 31, 2003, 2002, and 2001.

Statements of Cash Flows for the years ended March 31, 2003, 2002, and 2001.

Notes to Financial Statements March 31, 2003, 2002, and 2001

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is  included in the financial statements or the notes hereto.

(b) 1 Reports on Form 8-K

There were no reports on Form 8-K filed for the period ended March 31, 2003

(c) 1.Exhibits (listed according to the number assigned  in the table in Item 601 of Regulation S-K)

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

Exhibit No. 13 - Financial Statements.

a.                                       Audited Financial Statement of Boston Capital Tax Credit Fund III L.P., filed herein.

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

Exhibit No. 99.1 - Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

Exhibit No. 99.2 - Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

Exhibit No. 99.3 - Independent Auditor’s Reports for Operating Partnerships, filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner

Date: July 11, 2003	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 11, 2003	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

I, John P. Manning, certify that:

1.               I have reviewed this annual report on Form 10-K of Boston Capital Tax Credit Fund III L.P (the “Fund”);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Fund’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)         evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Fund’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund’s auditors and the audit committee of the Fund’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund’s ability to record, process, summarize and report financial data and have identified for the Fund’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal controls; and

6.               The Fund’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003	/s/ John P. Manning
John P. Manning
Director, President (Principal Executive Officer), C&M Management Inc.;

I, Marc Teal, certify that:

1.               I have reviewed this annual report on Form 10-K of Boston Capital Tax Credit Fund III L.P (the “Fund”);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Fund’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(d)         designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(e)          evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report; and

(f)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Fund’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund’s auditors and the audit committee of the Fund’s board of directors (or persons performing the equivalent function):

(c)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund’s ability to record, process, summarize and report financial data and have identified for the Fund’s auditors any material weaknesses in internal controls; and

(d)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal controls; and

6.               The Fund’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003	/s/ Marc N. Teal
Marc N. Teal,
Chief Financial Officer