Form 10-Q
period 2003-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2003-08-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2003

                                             or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30,2003

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

THREE MONTHS ENDED JUNE 30 9

Statements of Operations Series 15 10

Statements of Operations Series 16 11

Statements of Operations Series 17 12

Statements of Operations Series 18 13

Statements of Operations Series 19 14

statementS OF Changes in Partners Capital 15

Changes in Partners Capital Series 15 16

Changes in Partners Capital Series 16 16

Changes in Partners Capital Series 17 17

Changes in Partners Capital Series 18 17

Changes in Partners Capital Series 19 18

Statements of Cash Flows 19

Statements of Cash Flows Series 15 21

Statements of Cash Flows Series 16 23

Statements of Cash Flows Series 17 25

Statements of Cash Flows Series 18 27

Statements of Cash Flows Series 19 29

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Investment *

Note C Related Party Transactions 33

Note D Investments 34

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 35

Combined Statements Series 16 36

Combined Statements Series 17 37

Combined Statements Series 18 38

Combined Statements Series 19 39

Liquidity 41

Capital Resources 41

Results of Operations 42

Critical Accounting Policies 53

Quantitative and Qualitative 53

Controls and Procedures 53

Part II Other Information 54

SIGNATURES 55

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 62,592,289	$ 65,225,025

OTHER ASSETS

Cash and cash equivalents	2,952,122	1,077,156
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	1,319,476	1,336,664
Other assets	1,870,773	2,951,758
	$ 68,935,769	$ 70,791,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 392,615	$ 8,645
Accounts payable affiliates	18,710,340	18,062,304
Capital contributions payable	202,017	202,017
	19,304,972	18,272,966

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of June 30, 2003	51,024,152	53,883,221
General Partner	(1,393,355)	(1,364,475)
	49,630,797	52,518,746
	$ 68,935,769	$ 70,791,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 8,145,237	$ 8,387,630

OTHER ASSETS

Cash and cash equivalents	1,025,434	267,889
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	202,348	204,976
Other assets	285,647	793,901
	$ 9,658,666	$ 9,654,396

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 97,669	$ 1,145
Accounts payable affiliates	5,175,934	5,039,571
Capital contributions payable	16,206	16,206
	5,289,809	5,056,922

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of June 30, 2003	4,657,839	4,884,170
General Partner	(288,982)	(286,696)
	4,368,857	4,597,474
	$ 9,658,666	$ 9,654,396

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,306,635	$14,322,525

OTHER ASSETS

Cash and cash equivalents	427,099	353,482
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	324,408	328,621
Other assets	119,178	119,178
	$14,177,320	$15,123,806

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,567,981	4,394,986
Capital contributions payable	75,362	75,362
	4,643,343	4,470,348

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of June 30, 2003	9,905,247	11,013,533
General Partner	(371,270)	(360,075)

	9,533,977	10,653,458
	$14,177,320	$15,123,806

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,953,760	$15,309,351

OTHER ASSETS

Cash and cash equivalents	1,133,488	199,264
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	291,561	295,448
Other assets	1,375,610	1,948,341
	$17,955,528	$17,953,513

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 294,946	$ -
Accounts payable affiliates	5,603,350	5,462,996
Capital contributions payable	67,895	67,895
	5,966,191	5,530,891

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of June 30, 2003	12,299,124	12,728,076
General Partner	(309,787)	(305,454)
	11,989,337	12,422,622
	$17,955,528	$17,953,513

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 9,578,874	$10,221,873

OTHER ASSETS

Cash and cash equivalents	143,902	109,633
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	220,651	223,504
Other assets	89,184	89,184
	$10,032,611	$10,644,194

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,453,269	2,357,781
Capital contributions payable	18,554	18,554
	2,471,823	2,376,335

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of June 30, 2003	7,795,408	8,495,408
General Partner	(234,620)	(227,549)
	7,560,788	8,267,859
	$10,032,611	$10,644,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$16,607,783	$16,983,646

OTHER ASSETS

Cash and cash equivalents	222,199	146,888
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	280,508	284,115
Other assets	1,154	1,154
	$17,111,644	$17,415,803

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 7,500
Accounts payable affiliates	909,806	806,970
Capital contributions payable	24,000	24,000
	933,806	838,470

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of June 30, 2003	16,366,534	16,762,034
General Partner	(188,696)	(184,701)
	16,177,838	16,577,333
	$17,111,644	$17,415,803

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 3,220	$ 6,817
Other income	1,302	6,177
	4,522	12,994

Share of loss from Operating Partnerships(Note D)	(2,331,000)	(2,120,766)

Expenses
Professional fees	52,424	43,961
Fund management fee (Note C)	480,894	487,661
Amortization	17,188	17,224
General and administrative expenses	10,965	23,170
	561,471	572,016

NET LOSS	$(2,887,949)	$(2,679,788)

Net loss allocated to limited partners	$(2,859,069)	$(2,652,990)

Net loss allocated to general partner	$ (28,880)	$ (26,798)

Net loss per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2003	2002

Income
Interest income	$ 872	$ 1,386
Other income	653	1,033
	1,525	2,419

Share of loss from Operating Partnerships(Note D)	(106,671)	(357,374)

Expenses
Professional fees	10,460	11,195
Fund management fee	108,348	99,030
Amortization	2,628	2,628
General and administrative expenses	2,035	4,370
	123,471	117,223

NET LOSS	$ (228,617)	$ (472,178)

Net loss allocated to limited partners	$ (226,331)	$ (467,456)

Net loss allocated to general partner	$ (2,286)	$ (4,722)

Net loss per BAC	$ (.06)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2003	2002

Income
Interest income	$ 896	$ 1,588
Other income	39	5,052
	935	6,640

Share of loss from Operating Partnerships(Note D)	(973,638)	(660,885)

Expenses
Professional fees	9,960	10,700
Fund management fee	129,766	106,590
Amortization	4,213	4,213
General and administrative expenses	2,839	5,747
	146,778	127,250

NET LOSS	$(1,119,481)	$ (781,495)

Net loss allocated to limited partners	$(1,108,286)	$ (773,680)

Net loss allocated to general partner	$ (11,195)	$ (7,815)

Net loss per BAC	$ (.21)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2003	2002

Income
Interest income	$ 810	$ 1,312
Other income	-	92
	810	1,404

Share of loss from Operating Partnerships(Note D)	(325,351)	(330,807)

Expenses
Professional fees	11,327	8,845
Fund management fee	91,115	117,876
Amortization	3,887	3,887
General and administrative expenses	2,415	4,991
	108,744	135,599

NET LOSS	$ (433,285)	$ (465,002)

Net loss allocated to limited partners	$ (428,952)	$ (460,352)

Net loss allocated to general partner	$ (4,333)	$ (4,650)

Net loss per BAC	$ (.09)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2003	2002

Income
Interest Income	$ 249	$ 1,021
Other income	610	-
	859	1,021

Share of loss from Operating Partnerships(Note D)	(620,566)	(488,008)

Expenses
Professional fees	12,590	7,216
Fund management fee	70,208	79,966
Amortization	2,853	2,853
General and administrative expenses	1,713	3,795
	87,364	93,830

NET LOSS	$ (707,071)	$ (580,817)

Net loss allocated to limited partners	$ (700,000)	$ (575,009)

Net loss allocated to general partner	$ (7,071)	$ (5,808)

Net loss per BAC	$ (.20)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2003	2002

Income
Interest income	$ 393	$ 1,510
Other income	-	-
	393	1,510

Share of loss from Operating Partnerships(Note D)	(304,774)	(283,692)

Expenses
Professional fees	8,087	6,005
Fund management fee	81,457	84,199
Amortization	3,607	3,643
General and administrative expenses	1,963	4,267
	95,114	98,114

NET LOSS	$ (399,495)	$ (380,296)

Net loss allocated to limited partners	$ (395,500)	$ (376,493)

Net loss allocated to general partner	$ (3,995)	$ (3,803)

Net loss per BAC	$ (.10)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2003

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$ 53,883,221	$(1,364,475)	$ 52,518,746

Net income (loss)	(2,859,069)	(28,880)	(2,887,949)

Partners' capital (deficit), June 30, 2003	$ 51,024,152	$(1,393,355)	$ 49,630,797

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2003	$ 4,884,170	$ (286,696)	$ 4,597,474

Net income (loss)	(226,331)	(2,286)	(228,617)

Partners' capital (deficit) June 30, 2003	$ 4,657,839	$ (288,982)	$ 4,368,857

Series 16
Partners' capital (deficit) April 1, 2003	$ 11,013,533	$ (360,075)	$ 10,653,458

Net income (loss)	(1,108,286)	(11,195)	(1,119,481)

Partners' capital (deficit) June 30, 2003	$ 9,905,247	$ (371,270)	$ 9,533,977

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2003	$ 12,728,076	$ (305,454)	$ 12,422,622

Net income (loss)	(428,952)	(4,333)	(433,285)

Partners' capital (deficit) June 30, 2003	$ 12,299,124	$ (309,787)	$ 11,989,337

Series 18
Partners' capital (deficit) April 1, 2003	$ 8,495,408	$ (227,549)	$ 8,267,859

Net income (loss)	(700,000)	(7,071)	(707,071)

Partners' capital (deficit), June 30, 2003	$ 7,795,408	$ (234,620)	$ 7,560,788

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2003	$ 16,762,034	$ (184,701)	$ 16,577,333

Net income (loss)	(395,500)	(3,995)	(399,495)

Partners' capital (deficit), June 30, 2003	$ 16,366,534	$ (188,696)	$ 16,177,838

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$(2,887,949)	$(2,679,788)
Adjustments
Distributions from Operating Partnerships	137,332	154,016
Amortization	17,188	17,224
Share of Loss from Operating Partnerships	2,331,000	2,120,766
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	383,970	-
Decrease (Increase) in other assets	1,080,985	(79)
(Decrease) Increase in accounts payable affiliates	648,036	249,257

Net cash (used in) provided by operating activities	1,710,562	(138,604)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(70,144)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	164,404	-
Investments	-	-

Net cash (used in) provided by investing activities	164,404	(70,144)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2003	2002

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,874,966	(208,748)

Cash and cash equivalents, beginning	1,077,156	2,273,043

Cash and cash equivalents, ending	$ 2,952,122	$ 2,064,295

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2003	2002
Cash flows from operating activities:

Net Loss	$ (228,617)	$ (472,178)
Adjustments
Distributions from Operating Partnerships	-	3,111
Amortization	2,628	2,628
Share of Loss from Operating Partnerships	106,671	357,374
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	96,524	-
Decrease (Increase) in other assets	508,254	-
(Decrease) Increase in accounts payable affiliates	136,363	37,012

Net cash (used in) provided by operating activities	621,823	(72,053)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	135,722	-
Investments	-	-

Net cash (used in) provided by investing activities	135,722	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2003	2002

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	757,545	(72,053)

Cash and cash equivalents, beginning	267,889	444,415

Cash and cash equivalents, ending	$ 1,025,434	$ 372,362

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2003	2002
Cash flows from operating activities:

Net Loss	$(1,119,481)	$ (781,495)
Adjustments
Distributions from Operating Partnerships	42,252	2,211
Amortization	4,213	4,213
Share of Loss from Operating Partnerships	973,638	660,885
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	172,995	72,992

Net cash (used in) provided by operating activities	73,617	(41,194)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(60,144)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(60,144)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2003	2002

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,617	(101,338)

Cash and cash equivalents, beginning	353,482	489,893

Cash and cash equivalents, ending	$ 427,099	$ 388,555

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2003	2002
Cash flows from operating activities:

Net Loss	$ (433,285)	$ (465,002)
Adjustments
Distributions from Operating Partnerships	1,558	2,830
Amortization	3,887	3,887
Share of Loss from Operating Partnerships	325,351	330,807
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	294,946	-
Decrease (Increase) in other assets	572,731	566
(Decrease) Increase in accounts payable affiliates	140,354	140,925

Net cash (used in) provided by operating activities	905,542	14,013

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,000)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	28,682	-
Investments	-	-

Net cash (used in) provided by investing activities	28,682	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2003	2002

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	934,224	(4,013)

Cash and cash equivalents, beginning	199,264	491,940

Cash and cash equivalents, ending	$ 1,133,488	$ 495,953

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2003	2002
Cash flows from operating activities:

Net Loss	$ (707,071)	$ (580,817)
Adjustments
Distributions from Operating Partnerships	22,433	222
Amortization	2,853	2,853
Share of Loss from Operating Partnerships	620,566	488,008
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	95,488	95,489

Net cash (used in) provided by operating activities	34,269	5,755

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships
Proceeds from sale of operating Limited partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2003	2002

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,269	5,755

Cash and cash equivalents, beginning	109,633	365,987

Cash and cash equivalents, ending	$ 143,902	$ 371,742

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2003	2002
Cash flows from operating activities:

Net Loss	$ (399,495)	$ (380,296)
Adjustments
Distributions from Operating Partnerships	71,089	145,642
Amortization	3,607	3,643
Share of Loss from Operating Partnerships	304,774	283,692
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	-
Decrease (Increase) in accounts receivable		(645)
(Decrease) Increase in accounts payable affiliates	102,836	(97,161)

Net cash (used in) provided by operating activities	75,311	(45,125)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2003	2002

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75,311	(45,125)

Cash and cash equivalents, beginning	146,888	480,808

Cash and cash equivalents, ending	$ 222,199	$ 435,683

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003

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
June 30, 2003

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2003 and for three months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investments

The Fund had included in investments, Certificates of Deposit with original materities of one year or less. These investments were carried at cost. All Certificates of Deposit matured prior to June 30, 2003 and the funds are now included in cash and cash equivalents.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2003 the Fund has accumulated unallocated acquisition amortization totaling $573,898.  The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2003 and 2002 is as follows:

	2003	2002

Series 15	$ 86,821	$ 76,309
Series 16	139,021	122,171
Series 17	136,190	120,640
Series 18	94,290	82,877
Series 19	117,576	103,006
	$573,898	$505,003

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended June 30, 2003 and 2002 are as follows:

	2003	2002

Series 15	$136,365	$137,013
Series 16	172,995	172,995
Series 17	140,355	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$648,039	$649,257

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2003 and 2002, the Fund had limited partnership interests in 239 and 241, respectively. Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2003 and 2002 is as follows:

	2003	2002
Series 15	67	68
Series 16	64	64
Series 17	48	49
Series 18	34	34
Series 19	26	26
	239	241

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2003 and 2002 are as follows:

	2003	2002

Series 15	$ 16,206	$ 16,206
Series 16	75,362	78,362
Series 17	67,895	1,176,768
Series 18	18,554	18,554
Series 19	24,000	24,000
	$202,017	$1,313,890

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the Three Months ended March 31, 2003.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2003	2002

Revenues
Rental	$ 2,711,132	$ 2,586,969
Interest and other	136,537	226,983

	2,847,669	2,813,952

Expenses
Interest	702,984	775,740
Depreciation and amortization	874,335	903,076
Operating expenses	1,897,657	1,747,919
	3,474,976	3,426,735

NET LOSS	$ (627,307)	$ (612,783)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (176,226)	$ (357,374)

Net loss allocated to other Partners	$ (6,273)	$ (6,128)

Net loss suspended	$ (444,808)	$ (249,281)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2003	2002

Revenues
Rental	$ 3,327,460	$ 3,213,068
Interest and other	193,660	281,349

	3,521,120	3,494,417

Expenses
Interest	900,928	988,543
Depreciation and amortization	1,123,117	1,130,573
Operating expenses	2,627,949	2,197,680
	4,651,994	4,316,796

NET LOSS	$ (1,130,874)	$ (822,379)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (973,638)	$ (660,885)

Net loss allocated to other Partners	$ (11,309)	$ (8,224)

Net loss suspended	$ (145,927)	$ (153,270)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2003	2002

Revenues
Rental	$ 3,271,059	$ 3,220,034
Interest and other	141,891	153,110

	3,412,950	3,373,144

Expenses
Interest	938,750	1,034,341
Depreciation and amortization	894,253	890,404
Operating expenses	2,066,652	1,949,519
	3,899,655	3,874,264

NET LOSS	$ (486,705)	$ (501,120)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (325,351)	$ (330,807)

Net loss allocated to other Partners	$ (4,868)	$ (5,012)

Net loss suspended	$ (156,486)	$ (165,301)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2003	2002

Revenues
Rental	$ 1,737,973	$ 1,732,553
Interest and other	76,974	123,044

	1,814,947	1,855,597

Expenses
Interest	465,951	497,995
Depreciation and amortization	651,462	643,484
Operating expenses	1,421,990	1,286,588
	2,539,403	2,428,067

NET LOSS	$ (724,456)	$ (572,470)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (620,566)	$ (488,008)

Net loss allocated to other Partners	$ (7,245)	$ (5,725)

Net loss suspended	$ (96,645)	$ (78,737)

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
June 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2003	2002

Revenues
Rental	$ 2,500,922	$ 2,521,910
Interest and other	102,886	122,021

	2,603,808	2,643,931

Expenses
Interest	822,498	839,223
Depreciation and amortization	664,111	704,516
Operating expenses	1,444,527	1,399,207
	2,931,136	2,942,946

NET LOSS	$ (327,328)	$ (299,015)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (304,774)	$ (283,692)

Net loss allocated to other Partners	$ (3,273)	$ (2,990)

Net loss suspended	$ (19,281)	$ (12,333)

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended December 31, 2003 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passesthrough to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2003 were $648,039 and total fund management fees accrued as of June 30, 2003 were $17,540,119. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended June 30, 2003, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2003.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended June 30, 2003, none of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $75,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2003.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended June 30, 2003, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of June 30, 2003. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnership. This will be released to the Operating Partnership has achieved the conditions set fourth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended June 30, 2003, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 2003.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 2003, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2003.

Results of Operations

As of June 30, 2003 and 2002 the Fund held limited partnership interests in 239 and 241, respectively. Operating Partnerships.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended June 30, 2003 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $127,891, $163,716, $131,514, $91,433, and $95,337 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2003 and 2002, the average qualified occupancy for the series was 99.9%.  The series had a total of 67 properties June 30, 2003. Out of the total 66 were at 100% qualified occupancy.

For the three months being reported Series 15 reflects a net loss from Operating Partnerships of $627,307.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $247,028.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,710,981 and $148,373, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, however the Operating General Partner is currently holding $158,542 of the total sale proceeds until the Operating Partnership entity has been dissolved. Of the proceeds received and to be received, it is estimated that approximately $1,379,018 and $119,586, provided that these are the actual amounts to be distributed, the per BAC distribution will be .478 and .031 for Series 3 and 15, respectively, will be returned to the investors. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining total of $360,750 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 recorded gains on the sale of the Operating Partnership of $1,710,981 and $82,207, respectiely.

In April of 2000, Marshall School Street I, LLC became the Operating General Partner and property manager for School Street Limited Partnership I (School Street Apartments - Phase I). Since taking control, the Management Company completed the capital improvements program and improved the tenant selection criteria. As a result, physical occupancy at the property has increased and stabilized. During 2001 and 2002 occupancy averaged 99% and 95%, respectively. For the first half of 2003 average occupancy has been 100%. The improved occupancy and the improved tenant selection criteria increased cash flow significantly during 2002, but operations still remained below breakeven due to high operating expenses. During 2002 operating expenses declined by 19% versus 2001. The Operating General Partner projects the property to cash flow in the second half of 2003 as they further control operating expenses and increase rents. The Operating General Partner continues to fund any operating cash deficits. The mortgage, property taxes, insurance and payables are current.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property located in Lake Village Arkansas. Average physical occupancy in 2002 was 88%. As of June of 2003, physical occupancy was 79%. Low occupancy is due to lack of qualified residents in the area. To increase traffic at this property, the management company has been heavily advertising in the newspapers for the surrounding areas. In an effort to enhance revenue, the Regional Manager has requested permission from Rural Development to increase rental rates. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) suffers from low occupancy related to a poor public image. A new on-site manager was hired and is focused on increasing the safety and public perception of the property. Despite an aggressive clean out plan resulting in evictions of a number of "bad tenants", occupancy remains low. The Investment General Partner hired an outside consultant to act as a potential resident during the fourth week of July and indicated that the low occupancy may be related to the property manager's poor salesmanship skills. The Investment General Partner is working with the Operating General Partner on an expedient resolution to this problem and continues to closely monitor Livingston Plaza's performance.

Series 16

As of June 30, 2003 and 2002, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at June 30, 2003, all of which were at 100% qualified occupancy.

For the three months being reported Series 16 reflects a net loss from Operating Partnerships of $1,130,874.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $7,757.  Operations in the current year were negatively impacted by a one time adjustment made by one of the Operating Partnerships to accrue fees which were due but unpaid for the prior years reported by one of the Operating Partnerships. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit, family property located in Plattsmouth, NE, which continues to operate below breakeven due to low occupancy. Average occupancy increased to 78% through the six-months ended June 30, 2003 from the fourth quarter 2002 average of 70%. There is an abundance of affordable housing units in the area, which has negatively impacted occupancy at this property. The management company has stepped up advertising, met with the local real estate companies, and has increased site signage. There are currently three vacant units, each will require approximately $1,500 in maintenance expenses to recondition, but there is not adequate cash flow to fund the repair costs. In the past, the Operating General Partner has supported the property financially. At this time, the management company has not received the funds from the Operating General Partner needed to turnover the vacant units. The management agent has qualified applicants waiting to lease the units once they are turned over. There are four commercial spaces at the property, one of which is currently vacant. The parking is limited so the management company has requested additional parking spaces from the City of Plattsmouth, which was declined. The mortgage and the insurance accounts are current, but the taxes are currently overdue for 2003.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer Pennsylvania is a 32 unit elderly development. The Partnership operated below break-even in 2002 as a result of excess funding to the reserve account. The occupancy continues to fluctuate. The low occupancy is due to the lack of rental assistance for 7 of the units and a recently imposed restriction on Section 8 mobile vouchers. Management is certain that it will stabilize due to significant capital improvements made in 2002. As of October 15, 2002 the Section 8 vouched restrictions were relaxed. Physical occupancy for second quarter 2003, was 84.38%, this is a decline of 3.12% from the prior quarter.

Branson Christian County I and II Limited Partnerships (Abbey Orchards Apartments I and II) located in Nixa, Missouri, operated below breakeven during 2002 and the first quarter of 2003. The operating deficits result from the high vacancy rate at this property, which averaged 89% for Phase I in 2002 and 81% for Phase II in 2002. However, the average occupancy for the second quarter of 2003 at Phase I was 96%, and 95% at Phase II.  The occupancy issue stems from increased competition in the community. Phase I operated above breakeven before reserve transfers. Phase II is operating below breakeven due to high debt service. The Operating General Partners is currently working on a plan to refinance the property, which should help the property operate above breakeven.

Greenfield Properties Limited Partnership (Greenfield Properties) located in Greenfield, Missouri, operated below breakeven during 2002 and the first quarter of 2003, but operated above breakeven in the second quarter 2003.  The operating deficits result from the high vacancy rate at this property. The average occupancy for 2002 and the first quarter of 2003 were 71% and 61%, respectively. The occupancy for the second quarter of 2003 was 70%. The occupancy issue stems from increased competition in the community. The newer senior housing apartments in the area provide more amenities such as free utilities, and many tenants have moved to the newer properties. Management has increased advertising in the newspapers around the city.  The property's mortgage, taxes and insurance were all current as of July 31, 2003.

Summersville Estates Limited Partnership (Summersville Estates) located in Summersville, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003. The operating deficits result from the high vacancy at this property. The average occupancy for the first and second quarters of 2003 were 85%, up from a 71% average in 2002. The property has suffered from poor site management and deferred maintenance, both of which have contributed to a lack of interested, potential tenants. Early in 2003, the site manager was replaced and efforts have been made to improve the appearance of the property and tenant base. Management expects occupancy to continue to increase throughout the year.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 74% for the year 2002. The occupancy has increased slightly to an average of 75% through the second quarter of 2003. Operating expenses continue to stay below the state average. As a result of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the second quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Partnership. The mortgage, taxes, insurance and payables are current.

Series 17

   As of June 30, 2003 and 2002, the average qualified occupancy for the series was 99.7%.  The series had a total of 48 properties at June 30, 2003.  Out of the total 47 were at 100% qualified occupancy.

For the three months being reported Series 17 reflects a net loss from Operating Partnerships of $486,705.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $407,548. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  As a result of efforts by the management company operations have improved significantly. Rental increases combined with improved collections, increased rental revenues by $96,611 (9.8%) in 2002. Expenses (specifically maintenance) saw increases in 2002. This is in part due to required repairs mandated by the Housing Agency as a result of a site inspection done in 2002. Another factor affecting maintenance costs are the provisions of the loan agreements, which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements, which are funded from operations. As a result of the increased rental revenues, the property operated at breakeven despite the increase in expenses. A welfare tax exemption was approved in 2001, and the Partnership received a refund of $29,982 in January 2002. Occupancy averaged 88.29% in 2002; however, occupancy dropped to 86% in December, and has averaged only 82.21% through the second quarter of 2003. The majority of the vacancies are in the elderly designated units. Management is trying to broaden the scope of advertising to attract more potential residents to the site. Although operations have demonstrated significant improvements, the Investment General Partner will continue to monitor this Partnership until occupancy increases and stabilizes.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $408,835 and $28,682, respectively. Of the proceeds received it is estimated that approximately $352,768 and $24,749, provided that these are the actual amounts to be distributed, the per BAC distribution will be .122 and .005 for Series 3 and 17, respectively, will be returned to the investors. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining total of $60,000 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property. Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 recorded a gain on the sale of the Operating Partnership of $408,835.

Operations at Palmetto Properties Ltd. (Palmetto Villas) suffered from low occupancy in 1999 and the first half of 2000 due to poor on-site management and significant deferred maintenance issues. As a result, the property Management Company was replaced in January 2001. Deferred maintenance issued were addressed, and occupancy increased steadily since that time, however occupancy has recently started to slip again, averaging only 87.76% through the second quarter of 2003. Rental revenues increased slightly in 2002, however operating expenses increased approximately $700 per unit. The largest increase was in property taxes, which doubled from the prior year. Property taxes remain an issue for this Partnership. Rural Development paid the 1998 delinquent taxes as an advance against the mortgage. The 1999 and 2000 taxes were paid in 2001 and 2002 respectively from property operations. Currently accrued 2001 and 2002 taxes total $62,300. The Investment General Partner is attempting to work with Rural Development to develop a workout plan to address the tax issue. Attempts to negotiate a plan have been unsuccessful to date. Although the increased rental revenues have allowed the Partnership to escrow funds for the payment of taxes and insurance, fiscal year 2001 and 2002 taxes remain delinquent. The Investment General Partner continues to monitor the situation.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY. The Partnership suffered from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. One of the Operating General Partners is withdrawing from the Partnership. The remaining Operating General Partner is committed to enhancing the performance of the property, and is funding a capital improvement escrow to pay for necessary repair costs. Such repairs include work to the building façade, skylight and chimney repairs, and a new domestic hot water system. Proceeds to fund repairs are also anticipated to come as a result of a proposed re-financing. Operations at the property have improved during 2002, with occupancy averaging 96.93% for the year 2002, and holding steady at 95.18% through the second quarter of 2003. Expenses decreased primarily as a result of decreased utility expenses. Taking these factors into account, the Partnership generated cash in 2002 and operated above breakeven. Operational reports through the second quarter of 2003 show that the property is operating slightly below breakeven. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files. The non-compliance was reported to the IRS and subsequently 8823's were issued. Management has corrected the files to the best of their ability; however the files are not complete. The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits. To date no recapture of credits have been taken. An audit was performed at the property on January 9, 2003. The state agency found one minor file compliance issue, which has since been corrected. They also noted required deferred maintenance issues to be corrected such as the chimney and façade repairs discussed above. The Investment General Partner continues to monitor this situation closely.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34 unit elderly development located in Waynesburg, Pennsylvania. The Partnership was able to operate above break-even in 2002 as a result of increased rental income. The historically low occupancy is due to the lack of rental assistance for 4 of the units and recently imposed restriction on Section 8 mobile vouchers. As of October 15, 2002, the Section 8 vouched restrictions were relaxed. As of second quarter 2003, physical occupancy improved 2.94% to 91.18%. The management company recently won a tax appeal. This will reduce the tax burden of the property to close to $18,000 annually and help with the overall financial viability of the Partnership in the future.

Series 18

 As of June 30, 2003 and 2002 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at June 30, 2003, all of which were at 100% qualified occupancy.

For the three months being reported Series 18 reflects a net loss from Operating Partnerships of $724,456. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $72,994. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Series 18 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of it's affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun

Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partners and it's affiliates insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partners and it's affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partners and it's affiliates has confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partners and it's affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partners and it's affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Harris Housing Limited Partnership (Harris Music Lofts) located in West Palm Beach, Florida, operated slightly below break-even in 2002. This was mainly due to high operating expenses and high debt service payments. The property consists of 38 apartments with commercial space on the ground level. The apartments are predominately occupied by young, single residents. As a result, many of these residents have become first-time buyers, which have led to increased turnover causing higher vacancies and turnover costs. The property continues to perform necessary maintenance including carpet replacement and roof repairs in order to maintain the marketability of the rental units. Maintenance costs have risen over the years due to the aging of the property and the increased turnover. The Operating General Partner continues to share payroll costs including a community director, administrative, and maintenance personal with an affiliated property in the same neighborhood in an attempt to reduce expenses. Average occupancy for 2002 was 93.5%, but occupancy has increased during the first half of 2003 to 97%. The property taxes, insurance and replacement reserve deposits were current as of June 31,2003. The expenses as of second quarter stayed within the budget and property generated cash.

Glen Place Apartments (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1996 and 1997. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 59% of past and future tax credits. The adjustment will also include interest and penalties on the past tax credits being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. The Investment General Partner believes the audit is nearing completion, and while an actual audit settlement has not been reached, it is our belief that there is a likelihood of a favorable settlement. The property operated with an average occupancy of 90% for the year 2002. The first quarter 2003 occupancy increased to an average of 97%. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations in the first quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a six unit property, which incurred negative cash flow during 2002 as a result of low residential rental rates, payment of back taxes and water/sewer and the non payment of commercial rental revenue to the property. Rental rates have been increased in 2003 to offset operating expenses. For the first six months of 2003 the property is operating close to breakeven. Past due taxes and water & sewer expenses that occurred prior to 2002 were charged to operations for 2002. The back property taxes and water and sewer are on an approved payment plan with the municipality and will be brought current by the end of 2003. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to amount and time.

Preston Wood Associates L.P. (Preston Apartments) is a 62 unit property located in Bentonville, Arkansas. During 2002, Preston Wood operated below breakeven as a result of high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state. Additionally, physical occupancy during the year was only 88%, which was related to layoffs at the two major employers in the area. In response to the drop in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to tenants. Occupancy as of June 31, 2003 was 88.71%. The Investment General Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy. The Operating General Partner continues to fund operating deficits. The mortgage, trade payables, property taxes and insurance are current.

Newton I, L.P. (Newton Plaza Apartments) is a 24 unit property in Newton, Iowa that over the past two years has had difficulty sustaining an average occupancy above 90%. Occupancy has sustained a level of 86.11% over the first six months of 2003. A new site manager was hired in the first quarter of 2003 with the goal of improving relations with the local housing authority and local organizations. Although rental income increased in 2002, revenues are coming in approximately $9,342 below budget. In 2002, despite lower than average operating expenses and an increased rental revenue, the property operated below breakeven. The property was not able to pay property taxes out of operations, which resulted in Rural Development authorizing the Partnership to withdraw funds from the replacement reserves in order to pay the 2002 taxes. At December 31, 2002, the property's tax and insurance deposit was under funded with a balance of only $30. The Investment General Partner is working with the management company to determine a strategy for increasing occupancy and for preventing future delinquent taxes.

Series 19

As of June 30, 2003 and 2002 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at June 30, 2003, all of which were at 100% qualified occupancy.

For the three months being reported Series 19 reflects a net loss from Operating Partnerships of $327,328.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $336,783. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Series 19 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Riemer Calhoun, Jr. or an entity which is affiliated with or controlled by Riemer Calhoun (the "Riemer Calhoun Group"). The Operating Partnerships are: Hebbronville Apts., Lone Star Seniors Apts., and Martindale Apts. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 68 apartment units in total. The low income housing tax credit available annually to Series 19 from the Calhoun Partnerships is approximately $78,750, which is approximately 1% of the total annual tax credit available to investors in Series 19.

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 19 is not an investor. The Investment Limited Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor which built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Riemer Calhoun pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. Sentencing is scheduled for late September, 2003 and is likely to involve fines and incarceration. (Certain other business associates of Riemer Calhoun earlier pleaded guilty to various related charges.)

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of it's affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun Partnerships which will finally determine the amount of overstated tax credits. At the Investment General Partners and it's affiliates insistence, Riemer Calhoun has personally funded an escrow in the amount of $1,282,202 which will be available to compensate investors for any tax credits which are ultimately disallowed by the IRS. It is hoped, but not certain, that the escrow fund will be sufficient to fully protect investors. (We are also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and investors to restate tax returns to reflect less credit and then pay additional taxes.)

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partners and it's affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partners and it's affiliates has confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partners and it's affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partners and it's affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003 as a result of low occupancy. Occupancy at the property averaged 70% in 2002 and 64% for the first and second quarters of 2003. In order to address the vacancies and to better conform to a changing housing market, the property was reconfigured in late 2000 to include more 3- and 4-bedroom units. Though occupancy has seen improvement, it remains an issue. Management is currently running ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. Due to the fact that most of the tenants have HUD vouchers, the rent was decreased on the 60% units to fit within the HUD maximums, leaving the tenants with little or nothing to pay. This change has begun to help occupancy. The property's mortgage, taxes and insurance are all current as of July 31, 2003.

Holts Summit Square, Limited Partnership (Callaway Villa Apartments) located in Holts Summit, Missouri, operated below breakeven during 2002 and the first quarter of 2003.  The property has operated above breakeven after reserve transfers for the second quarter of 2003. Occupancy at the property has increased to 100% for the second quarter 2003. The property had been having difficulties due to a large number of evictions. According to the property management, the evictions have stopped; therefore expenses like legal costs have decreased. The property's mortgage, taxes and insurance are all current as of July 31, 2003.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership's financial condition and results of operations. The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of an Operating Partnership.

If the book value of Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Operating Partnership and includes such reduction in equity in loss of investment in operating partnerships.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, the Partnership's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Partnership's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, the Partnership's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of that evaluation.

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
Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:

August 20, 2003	By:	/s/ John P. Manning

John P. Manning

I, John P. Manning, certify that:

I have reviewed this quarterly report on Form 10-Q of Boston Capital Tax Credit Fund III L.P (the "Fund");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Fund's other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of the Fund's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and

  The Fund's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ John P. Manning
John P. Manning
Director, President
(Principal Executive
Officer), C&M
Management Inc.;

I, Marc Teal, certify that:

1. I have reviewed this quarterly report on Form 10-K of Boston Capital Tax Credit Fund III L.P (the "Fund");

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

  The Fund's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the Fund's disclosure controls and procedures as of a date (the "Evaluation Date") within 45 days prior to the filing date of this quarterly report; and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The Fund's other certifying officer and I have disclosed, based on our most recent evaluation, to the Fund's auditors and the audit committee of the Fund's board of directors (or persons performing the equivalent function):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund's ability to record, process, summarize and report financial data and have identified for the Fund's auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund's internal controls; and

  The Fund's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 20, 2003	/s/ Marc N. Teal
Marc N. Teal, Chief Financial Officer