Form 10-Q
period 2003-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2003-11-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2003

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30,2003

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

THREE MONTHS ENDED SEPTEMBER 30 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

SIX MONTHS ENDED SEPTEMBER 30 16

Statements of Operations Series 15 17

Statements of Operations Series 16 18

Statements of Operations Series 17 19

Statements of Operations Series 18 20

Statements of Operations Series 19 21

statementS OF Changes in Partners Capital 22

Changes in Partners Capital Series 15 23

Changes in Partners Capital Series 16 23

Changes in Partners Capital Series 17 24

Changes in Partners Capital Series 18 24

Changes in Partners Capital Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Investment *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 42

Combined Statements Series 16 43

Combined Statements Series 17 44

Combined Statements Series 18 45

Combined Statements Series 19 46

Liquidity 48

Capital Resources 48

Results of Operations 49

Critical Accounting Policies 61

Quantitative and Qualitative 61

Controls and Procedures 61

Part II Other Information 62

SIGNATURES 63

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 60,460,507	$ 65,225,025

OTHER ASSETS

Cash and cash equivalents	1,953,787	1,077,156
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	1,302,287	1,336,664
Other assets	1,874,081	2,951,758
	$ 65,791,771	$ 70,791,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 66,428	$ 8,645
Accounts payable affiliates	18,799,525	18,062,304
Capital contributions payable	202,017	202,017
	19,067,970	18,272,966

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of September 30, 2003	48,146,225	53,883,221
General Partner	(1,422,424)	(1,364,475)
	46,723,801	52,518,746
	$ 65,791,771	$ 70,791,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 8,019,516	$ 8,387,630

OTHER ASSETS

Cash and cash equivalents	665,914	267,889
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	199,720	204,976
Other assets	286,278	793,901
	$ 9,171,428	$ 9,654,396

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,074,740	5,039,571
Capital contributions payable	16,206	16,206
	5,092,091	5,056,922

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of September 30, 2003	4,371,214	4,884,170
General Partner	(291,877)	(286,696)
	4,079,337	4,597,474
	$ 9,171,428	$ 9,654,396

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,729,537	$14,322,525

OTHER ASSETS

Cash and cash equivalents	414,316	353,482
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	320,196	328,621
Other assets	119,178	119,178
	$13,583,227	$15,123,806

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,740,976	4,394,986
Capital contributions payable	75,362	75,362
	4,816,338	4,470,348

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of September 30, 2003	9,145,830	11,013,533
General Partner	(378,941)	(360,075)

	8,766,889	10,653,458
	$13,583,227	$15,123,806

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$14,479,853	$15,309,351

OTHER ASSETS

Cash and cash equivalents	552,846	199,264
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	287,673	295,448
Other assets	1,378,287	1,948,341
	$16,899,768	$17,953,513

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 65,283	$ -
Accounts payable affiliates	5,422,411	5,462,996
Capital contributions payable	67,895	67,895
	5,555,589	5,530,891

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of September 30, 2003	11,660,417	12,728,076
General Partner	(316,238)	(305,454)
	11,344,179	12,422,622
	$16,899,768	$17,953,513

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 9,007,453	$10,221,873

OTHER ASSETS

Cash and cash equivalents	121,249	109,633
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	217,797	223,504
Other assets	89,184	89,184
	$ 9,435,683	$10,644,194

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,548,755	2,357,781
Capital contributions payable	18,554	18,554
	2,567,309	2,376,335

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of September 30, 2003	7,109,918	8,495,408
General Partner	(241,544)	(227,549)
	6,868,374	8,267,859
	$ 9,435,683	$10,644,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$16,224,148	$16,983,646

OTHER ASSETS

Cash and cash equivalents	199,462	146,888
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	276,901	284,115
Other assets	1,154	1,154
	$16,701,665	$17,415,803

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 7,500
Accounts payable affiliates	1,012,643	806,970
Capital contributions payable	24,000	24,000
	1,036,643	838,470

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of September 30, 2003	15,858,846	16,762,034
General Partner	(193,824)	(184,701)
	15,665,022	16,577,333
	$16,701,665	$17,415,803

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2003	2002

Income
Interest income	$ 3,671	$ 5,822
Other income	5,793	2
	9,464	5,824

Share of loss from Operating Partnerships(Note D)	(2,128,398)	(2,042,897)

Expenses
Professional fees	142,481	106,045
Fund management fee (Note C)	587,515	612,128
Amortization	17,188	17,224
General and administrative expenses	40,876	31,813
	788,060	767,210

NET LOSS	$(2,906,994)	$(2,804,283)

Net loss allocated to limited partners	$(2,877,924)	$(2,776,241)

Net loss allocated to general partner	$ (29,070)	$ (28,042)

Net loss per BAC	$ (.13)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2003	2002

Income
Interest income	$ 1,190	$ 1,145
Other income	-	2
	1,190	1,147

Share of loss from Operating Partnerships(Note D)	(125,091)	(264,472)

Expenses
Professional fees	36,104	25,734
Fund management fee	119,361	137,015
Amortization	2,628	2,628
General and administrative expenses	7,525	5,946
	165,618	171,323

NET LOSS	$ (289,519)	$ (434,648)

Net loss allocated to limited partners	$ (286,624)	$ (430,302)

Net loss allocated to general partner	$ (2,895)	$ (4,346)

Net loss per BAC	$ (.07)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2003	2002

Income
Interest income	$ 775	$ 1,104
Other income	-	-
	775	1,104

Share of loss from Operating Partnerships(Note D)	(575,520)	(733,050)

Expenses
Professional fees	33,729	26,209
Fund management fee	144,302	151,364
Amortization	4,213	4,213
General and administrative expenses	10,102	7,985
	192,346	189,771

NET LOSS	$ (767,091)	$ (921,717)

Net loss allocated to limited partners	$ (759,420)	$ (912,500)

Net loss allocated to general partner	$ (7,671)	$ (9,217)

Net loss per BAC	$ (.20)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2003	2002

Income
Interest income	$ 1,153	$ 1,453
Other income	5,793	-
	6,946	1,453

Share of loss from Operating Partnerships(Note D)	(472,731)	(236,193)

Expenses
Professional fees	29,458	20,984
Fund management fee	136,582	138,925
Amortization	3,887	3,887
General and administrative expenses	9,444	6,910
	179,371	170,706

NET LOSS	$ (645,156)	$ (405,446)

Net loss allocated to limited partners	$ (638,704)	$ (401,392)

Net loss allocated to general partner	$ (6,452)	$ (4,054)

Net loss per BAC	$ (.17)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2003	2002

Income
Interest Income	$ 225	$ 981
Other income	-	-
	225	981

Share of loss from Operating Partnerships(Note D)	(571,421)	(451,093)

Expenses
Professional fees	23,446	19,259
Fund management fee	88,433	94,487
Amortization	2,853	2,853
General and administrative expenses	6,485	5,179
	121,217	121,778

NET LOSS	$ (692,413)	$ (571,890)

Net loss allocated to limited partners	$ (685,489)	$ (566,171)

Net loss allocated to general partner	$ (6,924)	$ (5,719)

Net loss per BAC	$ (.18)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2003	2002

Income
Interest income	$ 328	$ 1,139
Other income	-	-
	328	1,139

Share of loss from Operating Partnerships(Note D)	(383,635)	(358,089)

Expenses
Professional fees	19,744	13,859
Fund management fee	98,837	90,337
Amortization	3,607	3,643
General and administrative expenses	7,320	5,793
	129,508	113,632

NET LOSS	$ (512,815)	$ (470,582)

Net loss allocated to limited partners	$ (507,687)	$ (465,876)

Net loss allocated to general partner	$ (5,128)	$ (4,706)

Net loss per BAC	$ (.13)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2003		2002

Income
Interest income	$ 6,890		$ 12,640
Other income	7,095		6,178
	13,985		18,818

Share of loss from Operating Partnerships(Note D)	(4,459,398)	*	(4,163,664)

Expenses
Professional fees	194,906		150,005
Fund management fee (Note C)	1,068,408		1,099,789
Amortization	34,377		34,448
General and administrative expenses	51,841		54,984
	1,349,532		1,339,226

NET LOSS	$(5,794,945)		$(5,484,072)

Net loss allocated to limited partners	$(5,736,996)		$(5,429,232)

Net loss allocated to general partner	$ (57,949)		$ (54,840)

Net loss per BAC	$ (.26)		$ (.25)

*Includes gain on sale of operating limited partnership of $70,186.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2003		2002

Income
Interest income	$ 2,062		$ 2,531
Other income	653		1,034
	2,715		3,565

Share of loss from Operating Partnerships(Note D)	(231,762)	*	(621,846)

Expenses
Professional fees	46,564		36,929
Fund management fee	227,709		236,045
Amortization	5,256		5,256
General and administrative expenses	9,561		10,316
	289,090		288,546

NET LOSS	$ (518,137)		$ (906,827)

Net loss allocated to limited partners	$ (512,956)		$ (897,759)

Net loss allocated to general partner	$ (5,181)		$ (9,068)

Net loss per BAC	$ (.13)		$ (.23)

*Includes gain on sale of operating limited partnership of $70,186.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2003	2002

Income
Interest income	$ 1,671	$ 2,692
Other income	39	5,052
	1,710	7,744

Share of loss from Operating Partnerships(Note D)	(1,549,158)	(1,393,935)

Expenses
Professional fees	43,689	36,909
Fund management fee	274,068	257,954
Amortization	8,425	8,425
General and administrative expenses	12,939	13,732
	339,121	317,020

NET LOSS	$(1,886,569)	$(1,703,211)

Net loss allocated to limited partners	$(1,867,703)	$(1,686,179)

Net loss allocated to general partner	$ (18,866)	$ (17,032)

Net loss per BAC	$ (.48)	$ (.31)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2003	2002

Income
Interest income	$ 1,962	$ 2,766
Other income	5,793	92
	7,755	2,858

Share of loss from Operating Partnerships(Note D)	(798,082)	(567,000)

Expenses
Professional fees	40,785	29,829
Fund management fee	227,696	256,801
Amortization	7,775	7,775
General and administrative expenses	11,860	11,902
	288,116	306,307

NET LOSS	$(1,078,443)	$ (870,449)

Net loss allocated to limited partners	$(1,067,659)	$ (861,745)

Net loss allocated to general partner	$ (10,784)	$ (8,704)

Net loss per BAC	$ (.28)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2003	2002

Income
Interest Income	$ 474	$ 2,002
Other income	610	-
	1,084	2,002

Share of loss from Operating Partnerships(Note D)	(1,191,987)	(939,102)

Expenses
Professional fees	36,037	26,474
Fund management fee	158,641	174,453
Amortization	5,707	5,707
General and administrative expenses	8,197	8,975
	208,582	215,609

NET LOSS	$(1,399,485)	$(1,152,709)

Net loss allocated to limited partners	$(1,385,490)	$(1,141,182)

Net loss allocated to general partner	$ (13,995)	$ (11,527)

Net loss per BAC	$ (.36)	$ (.32)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2003	2002

Income
Interest income	$ 721	$ 2,649
Other income	-	-
	721	2,649

Share of loss from Operating Partnerships(Note D)	(688,409)	(641,781)

Expenses
Professional fees	27,831	19,864
Fund management fee	180,294	174,536
Amortization	7,214	7,285
General and administrative expenses	9,284	10,059
	224,623	211,744

NET LOSS	$ (912,311)	$ (850,876)

Net loss allocated to limited partners	$ (903,188)	$ (842,367)

Net loss allocated to general partner	$ (9,123)	$ (8,509)

Net loss per BAC	$ (.23)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$ 53,883,221	$(1,364,475)	$ 52,518,746

Net income (loss)	(5,736,996)	(57,949)	(5,794,945)

Partners' capital (deficit), September 30, 2003	$ 48,146,225	$(1,422,424)	$ 46,723,801

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2003	$ 4,884,170	$ (286,696)	$ 4,597,474

Net income (loss)	(512,956)	(5,181)	(518,137)

Partners' capital (deficit) September 30, 2003	$ 4,371,214	$ (291,877)	$ 4,079,337

Series 16
Partners' capital (deficit) April 1, 2003	$ 11,013,533	$ (360,075)	$ 10,653,458

Net income (loss)	(1,867,703)	(18,866)	(1,886,569)

Partners' capital (deficit) September 30, 2003	$ 9,145,830	$ (378,941)	$ 8,766,889

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2003	$ 12,728,076	$ (305,454)	$ 12,422,622

Net income (loss)	(1,067,659)	(10,784)	(1,078,443)

Partners' capital (deficit) September 30, 2003	$ 11,660,417	$ (316,238)	$ 11,344,179

Series 18
Partners' capital (deficit) April 1, 2003	$ 8,495,408	$ (227,549)	$ 8,267,859

Net income (loss)	(1,385,490)	(13,995)	(1,399,485)

Partners' capital (deficit), September 30, 2003	$ 7,109,918	$ (241,544)	$ 6,868,374

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2003	$ 16,762,034	$ (184,701)	$ 16,577,333

Net income (loss)	(903,188)	(9,123)	(912,311)

Partners' capital (deficit), September 30, 2003	$ 15,858,846	$ (193,824)	$ 15,665,022

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$(5,794,945)	$(5,484,072)
Adjustments
Distributions from Operating Partnerships	140,086	155,840
Amortization	34,377	34,448
Share of Loss from Operating Partnerships	4,459,398	4,163,664
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	57,783	-
Decrease (Increase) in other assets	1,077,677	16,365
(Decrease) Increase in accounts payable affiliates	737,221	898,513

Net cash (used in) provided by operating activities	711,597	(215,242)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(73,144)
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	165,034	-
Investments	-	-

Net cash (used in) provided by investing activities	165,034	(73,144)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	876,631	(288,386)

Cash and cash equivalents, beginning	1,077,156	2,273,043

Cash and cash equivalents, ending	$ 1,953,787	$ 1,984,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2003	2002
Cash flows from operating activities:

Net Loss	$ (518,137)	$ (906,827)
Adjustments
Distributions from Operating Partnerships	-	3,111
Amortization	5,256	5,256
Share of Loss from Operating Partnerships	231,762	621,846
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	507,623	-
(Decrease) Increase in accounts payable affiliates	35,169	174,025

Net cash (used in) provided by operating activities	261,673	(102,589)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	136,352	-
Investments	-	-

Net cash (used in) provided by investing activities	136,352	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	398,025	(102,589)

Cash and cash equivalents, beginning	267,889	444,415

Cash and cash equivalents, ending	$ 665,914	$ 341,826

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2003	2002
Cash flows from operating activities:

Net Loss	$(1,886,569)	$(1,703,211)
Adjustments
Distributions from Operating Partnerships	43,830	2,701
Amortization	8,425	8,425
Share of Loss from Operating Partnerships	1,549,158	1,393,935
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	345,990	245,986

Net cash (used in) provided by operating activities	60,834	(52,164)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(63,144)
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(63,144)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,834	(115,308)

Cash and cash equivalents, beginning	353,482	489,893

Cash and cash equivalents, ending	$ 414,316	$ 374,585

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2003	2002
Cash flows from operating activities:

Net Loss	$(1,078,443)	$ (870,449)
Adjustments
Distributions from Operating Partnerships	2,734	2,829
Amortization	7,775	7,775
Share of Loss from Operating Partnerships	798,082	567,000
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	65,283	-
Decrease (Increase) in other assets	570,054	15,792
(Decrease) Increase in accounts payable affiliates	(40,585)	281,850

Net cash (used in) provided by operating activities	324,900	4,797

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,000)
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	28,682	-
Investments	-	-

Net cash (used in) provided by investing activities	28,682	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	353,582	(5,203)

Cash and cash equivalents, beginning	199,264	491,940

Cash and cash equivalents, ending	$ 552,846	$ 486,737

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2003	2002
Cash flows from operating activities:

Net Loss	$(1,399,485)	$(1,152,709)
Adjustments
Distributions from Operating Partnerships	22,433	1,557
Amortization	5,707	5,707
Share of Loss from Operating Partnerships	1,191,987	939,102
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	190,974	190,977

Net cash (used in) provided by operating activities	11,616	(15,366)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships
Proceeds from sale of Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,616	(15,366)

Cash and cash equivalents, beginning	109,633	365,987

Cash and cash equivalents, ending	$ 121,249	$ 350,621

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2003	2002
Cash flows from operating activities:

Net Loss	$ (912,311)	$ (850,876)
Adjustments
Distributions from Operating Partnerships	71,089	145,642
Amortization	7,214	7,285
Share of Loss from Operating Partnerships	688,409	641,781
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	-
Decrease (Increase) in accounts receivable		573
(Decrease) Increase in accounts payable affiliates	205,673	5,675

Net cash (used in) provided by operating activities	52,574	(49,920)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,574	(49,920)

Cash and cash equivalents, beginning	146,888	480,808

Cash and cash equivalents, ending	$ 199,462	$ 430,888

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003

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
September 30, 2003

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2003 and for three and six months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investments

The Fund had included in investments, Certificates of Deposit with original materities of one year or less. These investments were carried at cost. All Certificates of Deposit matured prior to September 30, 2003 and the funds are now included in cash and cash equivalents.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2003 the Fund has accumulated unallocated acquisition amortization totaling $591,051.  The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 2003 and 2002 is as follows:

	2003	2002

Series 15	$ 89,449	$ 78,937
Series 16	143,234	126,384
Series 17	140,077	124,527
Series 18	97,143	85,730
Series 19	121,148	106,649
	$591,051	$522,227

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended September 30, 2003 and 2002 are as follows:

	2003	2002

Series 15	$136,365	$137,013
Series 16	172,995	172,995
Series 17	140,355	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$648,039	$649,257

For the quarter ending September 30, 2003 Series 15 paid $23,999 of outstanding annual fund management fees to Boston Capital Asset Management Limited Partnership.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2003 and 2002, the Fund had limited partnership interests in 239 and 241, respectively, operating partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2003 and 2002 is as follows:

	2003	2002
Series 15	67	68
Series 16	64	64
Series 17	48	49
Series 18	34	34
Series 19	26	26
	239	241

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2003 and 2002 are as follows:

	2003	2002

Series 15	$ 16,206	$ 16,206
Series 16	75,362	75,362
Series 17	67,895	1,176,768
Series 18	18,554	18,554
Series 19	24,000	24,000
	$202,017	$1,310,890

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the Six Months ended June 30, 2003.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2003	2002

Revenues
Rental	$ 5,471,392	$ 5,236,500
Interest and other	357,267	404,906

	5,828,659	5,641,406

Expenses
Interest	1,390,436	1,588,822
Depreciation and amortization	1,751,699	1,810,704
Operating expenses	3,713,116	3,461,966
	6,855,251	6,861,492

NET LOSS	$ (1,026,592)	$ (1,220,086)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (301,948)	$ (621,846)

Net loss allocated to other Partners	$ (10,266)	$ (12,201)

Net loss suspended	$ (714,378)	$ (586,039)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2003	2002

Revenues
Rental	$ 6,594,681	$ 6,499,918
Interest and other	373,045	480,101

	6,967,726	6,980,019

Expenses
Interest	1,753,283	1,937,149
Depreciation and amortization	2,211,918	2,198,589
Operating expenses	4,913,204	4,567,452
	8,878,405	8,703,190

NET LOSS	$ (1,910,679)	$ (1,723,171)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,549,158)	$ (1,393,935)

Net loss allocated to other Partners	$ (342,415)	$ (17,232)

Net loss suspended	$ (19,106)	$ (312,004)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2003	2002

Revenues
Rental	$ 7,315,740	$ 6,397,007
Interest and other	285,235	294,464

	7,600,975	6,691,471

Expenses
Interest	2,075,278	2,013,969
Depreciation and amortization	2,004,993	1,785,855
Operating expenses	4,675,042	3,748,357
	8,755,313	7,548,181

NET LOSS	$ (1,154,338)	$ (856,710)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (798,082)	$ (567,000)

Net loss allocated to other Partners	$ (11,544)	$ (8,568)

Net loss suspended	$ (344,712)	$ (281,142)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2003	2002

Revenues
Rental	$ 3,489,264	$ 3,459,672
Interest and other	171,436	228,734

	3,660,700	3,688,406

Expenses
Interest	929,612	1,011,974
Depreciation and amortization	1,303,473	1,303,784
Operating expenses	2,811,605	2,496,221
	5,044,690	4,811,979

NET LOSS	$ (1,383,990)	$ (1,123,573)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,191,987)	$ (939,102)

Net loss allocated to other Partners	$ (13,840)	$ (11,236)

Net loss suspended	$ (178,163)	$ (173,235)

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
September 30, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2003	2002

Revenues
Rental	$ 4,977,662	$ 5,031,613
Interest and other	222,208	215,188

	5,199,870	5,246,801

Expenses
Interest	1,645,454	1,664,830
Depreciation and amortization	1,327,907	1,418,437
Operating expenses	2,968,735	2,833,737
	5,942,096	5,917,004

NET LOSS	$ (742,226)	$ (670,203)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (688,409)	$ (641,781)

Net loss allocated to other Partners	$ (7,422)	$ (6,702)

Net loss suspended	$ (46,395)	$ (21,720)

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
September 30, 2003
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2003 were $648,039 and total fund management fees accrued as of September 30, 2003 were $18,164,159. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

The Fund has recorded an additional $635,362 as payable to affiliates. This represents fundings to make advances and/or loans to certain Operating Partnerships in Series 17.

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

During the quarter ended September 30, 2003, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2003.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended September 30, 2003, none of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $75,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2003.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended September 30, 2003, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of September 30, 2003. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships.

Series 17 net offering proceeds in the amount of $52,798 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of September 30, 2003.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 2003, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 2003.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 2003, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2003.

Results of Operations

As of September 30, 2003 and 2002 the Fund held limited partnership interests in 239 and 241 Operating Partnerships, respectively.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended September 30, 2003 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $119,361, $144,302, $136,582, $88,433, and $98,837 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2003 and 2002, the average qualified occupancy for the series was 99.9%.  The series had a total of 68 properties September 30, 2003. Out of the total 66 were at 100% qualified occupancy.

For the six months being reported Series 15 reflects a net loss from Operating Partnerships of $1,026,592.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $725,107.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, however the balance was received in September 2003. Of the proceeds received and to be received, it is estimated that approximately $1,240,404 and $107,565, provided that these are the actual amounts to be distributed, the per BAC distribution will be .430 and .028 for Series 3 and 15, respectively, will be returned to the investors. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining total of $360,750 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 recorded gains on the sale of the Operating Partnership of $1,572,368 and $70,176, respectiely.

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. Despite the average occupancy through the third quarter of 2003 of 97.92% the operations remained below breakeven due to high operating expenses. The high operating expenses at the property are tied to an increase in painting and decorating contact work and higher utility costs. Utility costs in 2003 have risen about 40% over the projected budget. Madison Gas & Electric is projecting another 35-40% increase over the average cost of the past heating season. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property located in Lake Village, Arkansas. Average physical occupancy in 2002 was 88%. As of June of 2003, physical occupancy was 79%. Low occupancy is due to lack of qualified residents in the area. To increase traffic at this property, the management company has been heavily advertising in the newspapers for the surrounding areas. In an effort to enhance revenue, the Regional Manager has requested permission from Rural Development to increase rental rates. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) has experienced poor occupancy due to a negative public perception of the property and poor curb appeal. In 2002, occupancy averaged 74.65%. For the first half of 2003, occupancy dipped to an average of 68%. This was due to an aggressive campaign to remove problem residents from the property. In addition to the efforts to clean out the resident population, management has made landscaping improvements to the site and provided management training to the site manager. As a result, occupancy has improved to 87.5% as of the end of September 2003. The Investment General Partner continues to closely monitor Livingston Plaza's performance and work with the property management to increase the property's performance. The Investment General Partner anticipates performing a site-visit inspection of the property by the end of the year.

Series 16

As of September 30, 2003 and 2002, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at September 30, 2003, all of which were at 100% qualified occupancy.

For the six months being reported Series 16 reflects a net loss from Operating Partnerships of $1,910,679.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $301,239.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit, family property located in Plattsmouth, NE, which continues to operate below breakeven due to low occupancy. Average occupancy through the first three quarters of 2003 was 70%, which is consistent with 2002. There is an abundance of affordable housing units in the area, which has negatively impacted occupancy at this property. The management company has stepped up advertising, met with the local real estate companies, and has increased site signage. There are currently six vacant units, three of which will require approximately $1,500 in maintenance expenses to recondition, but there is not adequate cash flow to fund the repair costs. In the past, the Operating General Partner has supported the property financially. At this time, the management company has not received the funds from the Operating General Partner needed to turnover the vacant units. The management agent has qualified applicants waiting to lease the units once they are turned over. There are four commercial spaces at the property, one of which is currently vacant. Since parking is limited the management company requested additional parking spaces from the City of Plattsmouth, but was declined. The mortgage and the insurance accounts are current, but the taxes are currently overdue for 2003.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32 unit elderly development. The Partnership operated below break-even in 2002 as a result of excess funding to the reserve account. The occupancy continues to fluctuate. The low occupancy is due to the lack of rental assistance for 7 of the units and a recently imposed restriction on Section 8 mobile vouchers. Management is certain that it will stabilize due to significant capital improvements made in 2002. As of October 15, 2002 the Section 8 vouched restrictions were relaxed. Physical occupancy for third quarter 2003 was 84.38%.

Branson Christian County I and II Limited Partnerships (Abbey Orchards Apartments I and II) located in Nixa, Missouri, operated below breakeven during 2002 and the first quarter of 2003. The operating deficits result from the low occupancy rate at this property, which averaged 89% for Phase I in 2002 and 81% for Phase II in 2002. The average occupancy for the third quarter for Phase I was 98% and for Phase II was 86%. The occupancy issue stems from increased competition in the community, as well as high turnover at the property. Phase I operated above breakeven before reserve transfers. Phase II is operating below breakeven due to high debt service. The Operating General Partner is currently working on a plan to refinance the property, which should help the property operate above breakeven. The refinancing paperwork should be completed by year-end.

Greenfield Properties Limited Partnership (Greenfield Properties) located in Greenfield, Missouri, operated below breakeven during 2002 and has operated below breakeven through the second quarter of 2003.  The operating deficits result from the high vacancy rate at this property. The average occupancy for 2002 was 71%. The average occupancy through September 2003 was 63.3%, although the occupancy averaged 70% for the third quarter 2003. The occupancy issue is partially caused by increased competition in the community. The newer senior housing apartments in the area provide more amenities such as free utilities, and many tenants have moved to the newer properties. Management has increased advertising in the newspapers around the city.  Both The Investment General Partner and Rural Development have recently conducted site inspections at this property. The major issues found at the property were poor landscaping and vacant units that were not in rent-ready condition. The site visits have been discussed with the Operating General Partner and at least one unit will be in rent ready condition. After Rural Development's inspection, they suggested that the property's designation be changed from elderly to family to attract more residents. The Operating General Partner and Rural Development are currently reviewing this option. The property is monitored monthly and The Investment General Partner will be following up the issues. The property's mortgage and insurance were all current as of July 31, 2003. The properties 2002 real estate taxes are not current. The Operating General Partner put in a request to pay the taxes from the reserve, but was denied. The 2003 real estates taxes will be due December 31, 2003. The Investment General Partner is currently working with the Operating General Partner on the tax situation.

Summersville Estates Limited Partnership (Summersville Estates) located in Summersville, Missouri, operated below breakeven during 2002 and the first and second quarters of 2003. The property did operate above breakeven for the third quarter of 2003. The operating deficits result from the high vacancy at this property. The average occupancy through September 2003 was 81%, up from a 71% average in 2002. The property has suffered from poor site management and deferred maintenance, both of which have contributed to a lack of interested, potential tenants. Early in 2003, the site manager was replaced and efforts have been made to improve the appearance of the property and tenant base. Management expects occupancy to continue to increase throughout the year.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 74% for the year 2002. The occupancy has increased slightly to an average of 79% through the third quarter of 2003. Operating expenses continue to stay below the state average. As a result of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the third quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Partnership. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60 unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved compliance issues accumulated, including the receipt of several 8823's. Since 2000, ineffective management and costs associated with deferred maintenance issues resulted in substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems currently impacting the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the general partner that was formed to assume management of the general partner's assets. It is hoped that the general partner's close relationship with the managing agent will result in effectively managed properties. Current major issues include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues. On September 30, the property manager reported stabilized physical occupancy at 92%. Economic occupancy was reported to be improving proportionately. The management company has implemented expense controls and is working to decrease payables. The Operating General Partner continues to fund operating deficits. Current tenant files are being audited for compliance standards. Efforts have been undertaken to correct as many of the compliance issues as is possible and progress has been made.

Series 17

   As of September 30, 2003 and 2002, the average qualified occupancy for the series was 99.7%.  The series had a total of 48 properties at September 30, 2003.  Out of the total 47 were at 100% qualified occupancy.

For the six months being reported Series 17 reflects a net loss from Operating Partnerships of $1,154,338.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $850,655. This is an interim period estimate; it is not necessarily indicative of the final year end results.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the Operating General Partner and the management company, operations have demonstrated improvements. In 2002 rental increases combined with improved rental collections resulted in a 9.8% increase in rental revenues. Expenses, particularly maintenance costs, continue to be high due to the provisions of the loan agreements which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the high level of expense. In 2003, occupancy has slipped from the previous years level, averaging 81.68% through September. The majority of the vacancies are in the elderly designated units where the occupancy rate is 72%. This has historically been the case as the senior population does not find the location a desirable one. There are no amenities in the area, and no transportation. Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy. As a result of the vacancies, revenues are slightly below 2002 levels. Through August the property was operating at breakeven. Expenses saw significant increases in September however. Utility costs increased due to the air conditioning expense. Late summer saw several days of triple digit heat. Maintenance expenses increased as management focused on completing some required capital improvements. Exterior painting of the buildings, sprinkler installation and repairs were completed, and carpet replacement were some of the higher expenses noted. Management is confident that they will increase the occupancy levels, and the property will be able to breakeven at year-end.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and also to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $408,835 and $28,682, respectively. Of the proceeds received it is estimated that approximately $352,768 and $24,749, respectively will be distributed to the investors. Provided that these are the actual amounts to be distributed, the per BAC distribution amounts will be .122 and .005 for Series 3 and 17, respectively. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining total of $60,000 is anticipated to be paid to Boston Capital Asset Management Limited Partnership (BCAMLP) for fees and expenses related to the sale. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property. Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 recorded a gain on the sale of the Operating Partnership of $408,835.

Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy, and significant deferred maintenance issues. The property is financially distressed. In 2001 the property management company was replaced, and the new management company has worked diligently to resolve these issues. Occupancy increased steadily averaging 91% in 2002, and is currently 98% occupied as of September 30, 2003. The Operating Partnership continues to be faced with cash flow problems. They are currently two years delinquent in paying real estate taxes. Accrued, unpaid taxes total $62,300. The Operating Partnership is also still faced with deferred maintenance issues. There is evidence of damage to some of the concrete patios, which are washing out as there are no gutters to divert the rainfall. There is a drainage problem at the base of the driveways. The kitchen counters and cabinets are old. The property is experiencing problems with the cracking of water pipes. The pipes are apparently buried only 5 inches below the surface. At the current time, replacement reserves are significantly underfunded. The Investment General Partner and the Managing Agent are attempting to work with Rural Development to develop a workout plan to address the tax issue, and have also asked Rural Development to grant additional Rental Assistance to the property. The Investment General Partner continues to monitor the situation.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY. The Operating Partnership suffered from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. One of the Operating General Partners is withdrawing from the Partnership. The remaining Operating General Partner is committed to enhancing the performance of the property, and is funding a capital improvement escrow to pay for necessary repair costs. Such repairs include work to the building façade, skylight and chimney repairs, and a new domestic hot water system. Proceeds to fund repairs are also anticipated to come as a result of a proposed re-financing. Operations at the property have improved during 2002, with occupancy averaging 96.93% for the year 2002, and holding steady at 95.18% through the third quarter of 2003. Expenses decreased primarily as a result of decreased utility expenses. Taking these factors into account, the Operating Partnership generated cash in 2002 and operated above breakeven. Operational reports through the third quarter of 2003 show that the property is continuing to operate above breakeven. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files. The non-compliance was reported to the IRS and subsequently 8823's were issued. Management has corrected the files to the best of their ability; however the files are not complete. The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Operating Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits. To date no recapture of credits have been taken. An audit was performed at the property on January 9, 2003. The state agency found one minor file compliance issue, which has since been corrected. They also noted required deferred maintenance issues to be corrected such as the chimney and façade repairs discussed above. The Investment General Partner continues to monitor this situation closely.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34 unit elderly development located in Waynesburg, Pennsylvania. The Partnership was able to operate above break-even in 2002 as a result of increased rental income. The historically low occupancy is due to the lack of rental assistance for 4 of the units and a recently imposed restriction on Section 8 mobile vouchers. As of October 15, 2002, the Section 8 vouched restrictions were relaxed. At third quarter 2003, physical occupancy remained at 91.18%. The management company recently won a tax appeal. This will reduce the tax burden of the property by close to $18,000 annually and help with the overall financial viability of the Operating Partnership in the future.

Aspen Ridge Apartments, L.P. is a 42-unit development located in Omaha, Nebraska. The property generated positive cash flow through 1999, although unresolved compliance issues accumulated and resulted in the receipt of several 8823's. Since 2000, ineffective management and costs associated with deferred maintenance issues resulted in substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems currently impacting the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the general partner that was formed to assume management of the general partner's assets. It is hoped that the general partner's close relationship with the managing agent will result in effectively managed properties. Current major issues include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues. On September 30, the property manager reported stabilized physical occupancy at 100%. Economic occupancy was reported to be improving proportionately. The management company implemented expense controls and is working to decrease payables. The Operating General Partner continues to fund operating deficits. Current tenant files are being audited for compliance standards and past problems are being investigated.

Series 18

 As of September 30, 2003 and 2002 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at September 30, 2003, all of which were at 100% qualified occupancy.

For the six months being reported Series 18 reflects a net loss from Operating Partnerships of $1,383,990. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $80,517. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, The Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Harris Housing Limited Partnership (Harris Music Lofts) is located in West Palm Beach, Florida and consists of 38 apartments with commercial space on the ground level. The year to date occupancy is strong with an average of 95%, and third quarter occupancy was 98%. Historically, Harris Music Lofts suffered from elevated operating expenses due to the age of the property and a high turnover rate. Management divided the on-site personnel salaries, payroll, and benefit expenses with a neighboring property, which has greatly improved the financial stability of the property. Although the per-unit operating expenses continue to be higher than average, strong rental income has allowed the property to sustain positive cash flow and a Debt Service Coverage Ratio of 1.36 thru the third quarter of 2003.

Glen Place Apartments (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1996 and 1997. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS has proposed an adjustment that would disallow 59% of past and future tax credits. The adjustment will also include interest and penalties on the past tax credits being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. The Investment General Partner believes the audit is nearing completion, and while an actual audit settlement has not been reached, it is our belief that there is a likelihood of a favorable settlement. The property operated with an average occupancy of 90% for the year 2002. The third quarter 2003 occupancy increased to an average of 94%. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations in the third quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, is a 75 unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. Although, the property is projected to operate above breakeven in 2003, the Operating Partnership is delinquent in the payment of the 2003 real estate taxes and other accounts payables. The property is in the process of refinancing the first mortgage to stabilize the operations of the property. The Investment General Partner is working with the Operating General Partner to reduce the accounts payable, develop a payment plan to bring the property taxes current and obtain refinancing on the property. The Operating General Partner has an unlimited guarantee in time and amount.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a six unit property, which incurred negative cash flow during 2002 as a result of low residential rental rates, payment of back taxes, past due water/sewer, and the nonpayment of commercial rental revenue to the property. Rental rates have been increased in 2003 to offset operating expenses. For the first nine months of 2003 the property is operating close to breakeven. The property is negotiating a payment plan to bring the past due taxes and water/sewer current. The Investment Limited Partner is also working with the Operating General Partner to pay the required commercial rental income to the property. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to amount and time.

Preston Wood Associates L.P. (Preston Apartments) is a 62-unit property located in Bentonville, Arkansas. During 2002, Preston Wood operated below breakeven because of high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state. Additionally, physical occupancy during the year was only 88%, which was related to layoffs at the two major employers in the area. In response to the drop in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to tenants. During 2003, the property continued its aggressive marketing strategy, changed its current manager and was able to achieve 98% occupancy in the month of September. Year-to-date average occupancy for 2003 is 89%. The Investment General Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy. The Operating General Partner continues to fund operating deficits. The mortgage, trade payables, property taxes and insurance are current.

Newton I, L.P. (Newton Plaza Apartments) is a 24 unit property in Newton, Iowa that over the past two years has had difficulty sustaining an average occupancy above 90%. Occupancy has sustained a level of 86.11% over the first six months of 2003. A new site manager was hired in the first quarter of 2003 with the goal of improving relations with the local housing authority and local organizations. Although rental income increased in 2002, revenues are coming in approximately $9,342 below budget. In 2002, despite lower than average operating expenses and an increased rental revenue, the property operated below breakeven. The property was not able to pay property taxes out of operations, which resulted in Rural Development authorizing the Operating Partnership to withdraw funds from the replacement reserves in order to pay the 2002 taxes. Taxes in 2003 were paid through operations, however the payment was short by $5,845. This amount remains outstanding through September. Management is optimistic that this amount will be paid in full with the tax payment due in 2004. The Operating Partnership applied for a reduction in the tax assessment, but the request was denied. Management plans on appealing this decision again in the next tax period. The Investment General Partner is working with the management company to determine a strategy for increasing occupancy.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property has historically operated below breakeven. When comparing current operations with expected cash flow, expenses are running significantly higher than projected. Maintenance costs are running approximately 25% higher. As the property ages, appliances, hot water heaters and carpeting have all started to be replaced. Real estate taxes are $8,600 more annually than anticipated. Insurance costs are running $10,000 higher than projections. Management has little control over these increases. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy. Management does not feel that the area where the property is located can support any increase. Although occupancy for the year 2003 through the end of the third quarter averages 91.20%, occupancy for the month of September has decreased to 84.72%. When the second and third phases of this property were built, the waiting list for Phase I was depleted. Management has filed for a reduction in the real estate tax assessment, and Investment General Partner will continue to monitor the situation.

Series 19

As of September 30, 2003 and 2002 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at September 30, 2003, all of which were at 100% qualified occupancy.

For the six months being reported Series 19 reflects a net loss from Operating Partnerships of $742,226.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $585,681. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Riemer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Riemer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 19 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, The Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,577,521. This amount includes the monies previously paid by Mr. Calhoun. Receipt of the additional $295,319 is expected in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,577,521 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships where Riemer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Riemer Calhoun. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri, operated below breakeven during 2002 and through the third quarter of 2003 as a result of low occupancy and reduced rent levels. Occupancy at the property averaged 70% in 2002 and 69% through the third quarter 2003. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated. Rent levels required reduction to attract potential residents. Further, the Operating General Partner is working closely with the local HUD office to find qualified tenants. Management is also running ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. These efforts have begun to help occupancy which has improved to 77% for the third quarter. The property's mortgage, taxes and insurance are all current through September 30, 2003.

Holts Summit Square, Limited Partnership (Callaway Villa Apartments) located in Holts Summit, Missouri, operated below breakeven during 2002 and the first quarter of 2003.  The property has operated above breakeven after reserve transfers for the second quarter of 2003. Occupancy has averaged 95% through the third quarter of 2003. The property had been having difficulties due to a large number of evictions. According to the property management, the evictions have stopped; therefore related expenses such as legal costs have decreased. The property's mortgage, taxes and insurance are all current through September 30, 2003.

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

(a)Exhibits

31 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

31 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

32 (a) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

32 (b) Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange
Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:

November 20, 2003	By:	_/s/ John P. Manning

John P. Manning