Form 10-Q
period 2003-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2004-02-20
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2003

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31,2003

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

THREE MONTHS ENDED DECEMBER 31 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

NINE MONTHS ENDED DECEMBER 31 16

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

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2003

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Investment *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 42

Combined Statements Series 16 43

Combined Statements Series 17 44

Combined Statements Series 18 45

Combined Statements Series 19 46

Liquidity 48

Capital Resources 48

Results of Operations 49

Critical Accounting Policies 61

Quantitative and Qualitative 61

Controls and Procedures 61

Part II Other Information 62

SIGNATURES 63

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 58,036,319	$ 65,225,025

OTHER ASSETS

Cash and cash equivalents	1,930,843	1,077,156
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	1,285,099	1,336,664
Other assets	1,870,343	2,951,758
	$ 63,323,713	$ 70,791,712

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 66,428	$ 8,645
Accounts payable affiliates	19,447,560	18,062,304
Capital contributions payable	202,017	202,017
	19,716,005	18,272,966

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of December 31, 2003	45,061,293	53,883,221
General Partner	(1,453,585)	(1,364,475)
	43,607,708	52,518,746
	$ 63,323,713	$ 70,791,712

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 7,816,322	$ 8,387,630

OTHER ASSETS

Cash and cash equivalents	666,735	267,889
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	197,092	204,976
Other assets	285,647	793,901
	$ 8,965,796	$ 9,654,396

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,211,103	5,039,571
Capital contributions payable	16,206	16,206
	5,228,454	5,056,922

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of December 31, 2003	4,032,639	4,884,170
General Partner	(295,297)	(286,696)
	3,737,342	4,597,474
	$ 8,965,796	$ 9,654,396

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,240,700	$14,322,525

OTHER ASSETS

Cash and cash equivalents	412,631	353,482
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	315,983	328,621
Other assets	119,178	119,178
	$13,088,492	$15,123,806

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,913,971	4,394,986
Capital contributions payable	75,362	75,362
	4,989,333	4,470,348

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of December 31, 2003	8,484,777	11,013,533
General Partner	(385,618)	(360,075)

	8,099,159	10,653,458
	$13,088,492	$15,123,806

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$13,799,040	$15,309,351

OTHER ASSETS

Cash and cash equivalents	543,055	199,264
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	283,786	295,448
Other assets	1,375,180	1,948,341
	$16,202,170	$17,953,513

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 65,283	$ -
Accounts payable affiliates	5,562,766	5,462,996
Capital contributions payable	67,895	67,895
	5,695,944	5,530,891

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of December 31, 2003	10,830,844	12,728,076
General Partner	(324,618)	(305,454)
	10,506,226	12,422,622
	$16,202,170	$17,953,513

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 8,377,074	$10,221,873

OTHER ASSETS

Cash and cash equivalents	117,842	109,633
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	214,944	223,504
Other assets	89,184	89,184
	$ 8,799,044	$10,644,194

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,644,239	2,357,781
Capital contributions payable	18,554	18,554
	2,662,793	2,376,335

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of December 31, 2003	6,385,116	8,495,408
General Partner	(248,865)	(227,549)
	6,136,251	8,267,859
	$ 8,799,044	$10,644,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2003 (Unaudited)	March 31, 2003 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$15,803,183	$16,983,646

OTHER ASSETS

Cash and cash equivalents	190,580	146,888
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	273,294	284,115
Other assets	1,154	1,154
	$16,268,211	$17,415,803

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 7,500
Accounts payable affiliates	1,115,481	806,970
Capital contributions payable	24,000	24,000
	1,139,481	838,470

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of December 31, 2003	15,327,917	16,762,034
General Partner	(199,187)	(184,701)
	15,128,730	16,577,333
	$16,268,211	$17,415,803

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2003	2002

Income
Interest income	$ 3,021	$ 4,869
Other income	11,590	8,859
	14,611	13,728

Share of loss from Operating Partnerships(Note D)	(2,421,660)	(2,428,390)

Expenses
Professional fees	12,102	29,679
Fund management fee (Note C)	626,459	609,891
Amortization	17,188	17,224
General and administrative expenses	53,297	66,212
	709,046	723,006

NET LOSS	$(3,116,095)	$(3,137,668)

Net loss allocated to limited partners	$(3,084,934)	$(3,106,291)

Net loss allocated to general partner	$ (31,161)	$ (31,377)

Net loss per BAC	$ (.14)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2003	2002

Income
Interest income	$ 968	$ 961
Other income	1,952	900
	2,920	1,861

Share of loss from Operating Partnerships(Note D)	(203,194)	(486,822)

Expenses
Professional fees	1,806	12,878
Fund management fee	124,230	127,891
Amortization	2,628	2,628
General and administrative expenses	13,056	14,657
	141,720	158,054

NET LOSS	$ (341,994)	$ (643,015)

Net loss allocated to limited partners	$ (338,574)	$ (636,585)

Net loss allocated to general partner	$ (3,420)	$ (6,430)

Net loss per BAC	$ (.09)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2003	2002

Income
Interest income	$ 744	$ 776
Other income	4,050	2,821
	4,794	3,597

Share of loss from Operating Partnerships(Note D)	(486,309)	(679,240)

Expenses
Professional fees	140	3,927
Fund management fee	171,724	163,716
Amortization	4,213	4,213
General and administrative expenses	10,137	15,712
	186,214	187,568

NET LOSS	$ (667,729)	$ (863,211)

Net loss allocated to limited partners	$ (661,052)	$ (854,579)

Net loss allocated to general partner	$ (6,677)	$ (8,632)

Net loss per BAC	$ (.12)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2003	2002

Income
Interest income	$ 805	$ 1,288
Other income	1,950	2,400
	2,755	3,688

Share of loss from Operating Partnerships(Note D)	(680,813)	(341,343)

Expenses
Professional fees	140	3,336
Fund management fee	140,195	131,514
Amortization	3,887	3,887
General and administrative expenses	15,676	14,185
	159,898	152,922

NET LOSS	$ (837,956)	$ (490,577)

Net loss allocated to limited partners	$ (829,576)	$ (485,671)

Net loss allocated to general partner	$ (8,380)	$ (4,906)

Net loss per BAC	$ (.17)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2003	2002

Income
Interest Income	$ 203	$ 857
Other income	1,688	1,238
	1,891	2,095

Share of loss from Operating Partnerships(Note D)	(630,379)	(429,582)

Expenses
Professional fees	5,384	5,871
Fund management fee	88,337	91,433
Amortization	2,853	2,853
General and administrative expenses	7,064	10,345
	103,638	110,502

NET LOSS	$ (732,126)	$ (537,989)

Net loss allocated to limited partners	$ (724,805)	$ (532,609)

Net loss allocated to general partner	$ (7,321)	$ (5,380)

Net loss per BAC	$ (.20)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2003	2002

Income
Interest income	$ 301	$ 987
Other income	1,950	1,500
	2,251	2,487

Share of loss from Operating Partnerships(Note D)	(420,965)	(491,403)

Expenses
Professional fees	4,632	3,667
Fund management fee	101,973	95,337
Amortization	3,607	3,643
General and administrative expenses	7,364	11,313
	117,576	113,960

NET LOSS	$ (536,290)	$ (602,876)

Net loss allocated to limited partners	$ (530,927)	$ (596,847)

Net loss allocated to general partner	$ (5,363)	$ (6,029)

Net loss per BAC	$ (.13)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2003		2002

Income
Interest income	$ 9,912		$ 17,509
Other income	18,685		15,037
	28,597		32,546

Share of loss from Operating Partnerships(Note D)	(6,881,058)	*	(6,592,054)

Expenses
Professional fees	207,007		179,684
Fund management fee (Note C)	1,694,866		1,709,680
Amortization	51,565		51,672
General and administrative expenses	105,139		121,196
	2,058,577		2,062,232

NET LOSS	$(8,911,038)		$(8,621,740)

Net loss allocated to limited partners	$(8,821,928)		$(8,535,523)

Net loss allocated to general partner	$ (89,110)		$ (86,217)

Net loss per BAC	$ (.40)		$ (.39)

*Includes gain on sale of operating limited partnership of $70,186.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2003		2002

Income
Interest income	$ 3,030		$ 3,492
Other income	2,605		1,934
	5,635		5,426

Share of loss from Operating Partnerships(Note D)	(434,956)	*	(1,108,668)

Expenses
Professional fees	48,370		49,807
Fund management fee	351,939		363,936
Amortization	7,884		7,884
General and administrative expenses	22,618		24,972
	430,811		446,599

NET LOSS	$ (860,132)		$(1,549,841)

Net loss allocated to limited partners	$ (851,531)		$(1,534,343)

Net loss allocated to general partner	$ (8,601)		$ (15,498)

Net loss per BAC	$ (.22)		$ (.40)

*Includes gain on sale of operating limited partnership of $70,186.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2003	2002

Income
Interest income	$ 2,415	$ 3,468
Other income	4,089	7,873
	6,504	11,341

Share of loss from Operating Partnerships(Note D)	(2,035,467)	(2,073,175)

Expenses
Professional fees	43,829	40,836
Fund management fee	445,792	421,670
Amortization	12,638	12,638
General and administrative expenses	23,077	29,444
	525,336	504,588

NET LOSS	$(2,554,299)	$(2,566,422)

Net loss allocated to limited partners	$(2,528,756)	$(2,540,758)

Net loss allocated to general partner	$ (25,543)	$ (25,664)

Net loss per BAC	$ (.47)	$ (.47)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2003	2002

Income
Interest income	$ 2,768	$ 4,054
Other income	7,743	2,492
	10,511	6,546

Share of loss from Operating Partnerships(Note D)	(1,478,895)	(908,343)

Expenses
Professional fees	40,924	33,165
Fund management fee	367,890	388,315
Amortization	11,662	11,662
General and administrative expenses	27,536	26,087
	448,012	459,229

NET LOSS	$(1,916,396)	$(1,361,026)

Net loss allocated to limited partners	$(1,897,232)	$(1,347,416)

Net loss allocated to general partner	$ (19,164)	$ (13,610)

Net loss per BAC	$ (.38)	$ (.27)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2003	2002

Income
Interest Income	$ 678	$ 2,859
Other income	2,298	1,238
	2,976	4,097

Share of loss from Operating Partnerships(Note D)	(1,822,366)	(1,368,684)

Expenses
Professional fees	41,420	32,346
Fund management fee	246,978	265,886
Amortization	8,560	8,560
General and administrative expenses	15,260	19,321
	312,218	326,113

NET LOSS	$(2,131,608)	$(1,690,700)

Net loss allocated to limited partners	$(2,110,292)	$(1,673,793)

Net loss allocated to general partner	$ (21,316)	$ (16,907)

Net loss per BAC	$ (.58)	$ (.46)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2003	2002

Income
Interest income	$ 1,021	$ 3,636
Other income	1,950	1,500
	2,971	5,136

Share of loss from Operating Partnerships(Note D)	(1,109,374)	(1,133,184)

Expenses
Professional fees	32,464	23,530
Fund management fee	282,267	269,873
Amortization	10,821	10,928
General and administrative expenses	16,648	21,372
	342,200	325,703

NET LOSS	$(1,448,603)	$(1,453,751)

Net loss allocated to limited partners	$(1,434,117)	$(1,439,213)

Net loss allocated to general partner	$ (14,486)	$ (14,538)

Net loss per BAC	$ (.35)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2003	$ 53,883,221	$(1,364,475)	$ 52,518,746

Net income (loss)	(8,821,928)	(89,110)	(8,911,038)

Partners' capital (deficit), December 31, 2003	$ 45,061,293	$(1,453,585)	$ 43,607,708

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2003	$ 4,884,170	$ (286,696)	$ 4,597,474

Net income (loss)	(851,531)	(8,601)	(860,132)

Partners' capital (deficit) December 31, 2003	$ 4,032,639	$ (295,297)	$ 3,737,342

Series 16
Partners' capital (deficit) April 1, 2003	$ 11,013,533	$ (360,075)	$ 10,653,458

Net income (loss)	(2,528,756)	(25,543)	(2,554,299)

Partners' capital (deficit) December 31, 2003	$ 8,484,777	$ (385,618)	$ 8,099,159

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2003	$ 12,728,076	$ (305,454)	$ 12,422,622

Net income (loss)	(1,897,232)	(19,164)	(1,916,396)

Partners' capital (deficit) December 31, 2003	$ 10,830,844	$ (324,618)	$ 10,506,226

Series 18
Partners' capital (deficit) April 1, 2003	$ 8,495,408	$ (227,549)	$ 8,267,859

Net income (loss)	(2,110,292)	(21,316)	(2,131,608)

Partners' capital (deficit), December 31, 2003	$ 6,385,116	$ (248,865)	$ 6,136,251

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2003
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2003	$ 16,762,034	$ (184,701)	$ 16,577,333

Net income (loss)	(1,434,117)	(14,486)	(1,448,603)

Partners' capital (deficit), December 31, 2003	$ 15,327,917	$ (199,187)	$ 15,128,730

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2003	2002
Cash flows from operating activities:

Net Loss	$(8,911,038)	$(8,621,740)
Adjustments
Distributions from Operating Partnerships	142,614	158,096
Amortization	51,565	51,672
Share of Loss from Operating Partnerships	6,881,058	6,592,054
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	57,783	-
Decrease (Increase) in other assets	1,081,415	16,365
(Decrease) Increase in accounts payable affiliates	1,385,256	1,547,766

Net cash (used in) provided by operating activities	688,653	(255,787)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(73,144)
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	165,034	-
Investments	-	-

Net cash (used in) provided by investing activities	165,034	(73,144)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	853,687	(328,931)

Cash and cash equivalents, beginning	1,077,156	2,273,043

Cash and cash equivalents, ending	$ 1,930,843	$ 1,944,112

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2003	2002
Cash flows from operating activities:

Net Loss	$ (860,132)	$(1,549,841)
Adjustments
Distributions from Operating Partnerships	-	3,111
Amortization	7,884	7,884
Share of Loss from Operating Partnerships	434,956	1,108,668
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	508,254	-
(Decrease) Increase in accounts payable affiliates	171,532	311,038

Net cash (used in) provided by operating activities	262,494	(119,140)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	136,352	-
Investments	-	-

Net cash (used in) provided by investing activities	136,352	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	398,846	(119,140)

Cash and cash equivalents, beginning	267,889	444,415

Cash and cash equivalents, ending	$ 666,735	$ 325,275

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2003	2002
Cash flows from operating activities:

Net Loss	$(2,554,299)	$(2,566,422)
Adjustments
Distributions from Operating Partnerships	46,358	3,776
Amortization	12,638	12,638
Share of Loss from Operating Partnerships	2,035,467	2,073,175
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	518,985	418,981

Net cash (used in) provided by operating activities	59,149	(57,852)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(63,144)
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(63,144)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,149	(120,996)

Cash and cash equivalents, beginning	353,482	489,893

Cash and cash equivalents, ending	$ 412,631	$ 368,897

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2003	2002
Cash flows from operating activities:

Net Loss	$(1,916,396)	$(1,361,026)
Adjustments
Distributions from Operating Partnerships	2,734	4,005
Amortization	11,662	11,662
Share of Loss from Operating Partnerships	1,478,895	908,343
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	65,283	-
Decrease (Increase) in other assets	573,161	15,792
(Decrease) Increase in accounts payable affiliates	99,770	422,775

Net cash (used in) provided by operating activities	315,109	1,551

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(10,000)
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	28,682	-
Investments	-	-

Net cash (used in) provided by investing activities	28,682	(10,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	343,791	(8,449)

Cash and cash equivalents, beginning	199,264	491,940

Cash and cash equivalents, ending	$ 543,055	$ 483,491

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2003	2002
Cash flows from operating activities:

Net Loss	$(2,131,608)	$(1,690,700)
Adjustments
Distributions from Operating Partnerships	22,433	1,561
Amortization	8,560	8,560
Share of Loss from Operating Partnerships	1,822,366	1,368,684
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	286,458	286,461

Net cash (used in) provided by operating activities	8,209	(25,434)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships
Proceeds from sale of Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,209	(25,434)

Cash and cash equivalents, beginning	109,633	365,987

Cash and cash equivalents, ending	$ 117,842	$ 340,553

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2003	2002
Cash flows from operating activities:

Net Loss	$ (1,448,603)	$(1,453,751)
Adjustments
Distributions from Operating Partnerships	71,089	145,643
Amortization	10,821	10,928
Share of Loss from Operating Partnerships	1,109,374	1,133,184
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	-
Decrease (Increase) in accounts receivable	-	573
(Decrease) Increase in accounts payable affiliates	308,511	108,511

Net cash (used in) provided by operating activities	43,692	(54,912)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of Operating Partnerships	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2003	2002

Continued

Cash flows from financing activity:

Credit Adjusters Received	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,692	(54,912)

Cash and cash equivalents, beginning	146,888	480,808

Cash and cash equivalents, ending	$ 190,580	$ 425,896

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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
December 31, 2003

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein as of December 31, 2003 and for three and nine months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003

(Unaudited)

Amortization

     On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2003 the Fund has accumulated unallocated acquisition amortization totaling $608,239.  The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 2003 and 2002 is as follows:

	2003	2002

Series 15	$ 92,077	$ 81,565
Series 16	147,447	130,597
Series 17	143,964	128,414
Series 18	99,996	88,583
Series 19	124,755	110,292
	$608,239	$539,451

NOTE C - RELATED PARTY TRANSACTIONS

     The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

     An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended December 31, 2003 and 2002 are as follows:

	2003	2002

Series 15	$136,365	$137,013
Series 16	172,995	172,995
Series 17	140,355	140,925
Series 18	95,487	95,487
Series 19	102,837	102,837
	$648,039	$649,257

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2003

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

     At December 31, 2003 and 2002, the Fund had limited partnership interests in 239 and 241, operating partnerships respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2003 and 2002 is as follows:

	2003	2002
Series 15	67	68
Series 16	64	64
Series 17	48	49
Series 18	34	34
Series 19	26	26
	239	241

     Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2003 and 2002 are as follows:

	2003	2002

Series 15	$ 16,206	$ 16,206
Series 16	75,362	75,362
Series 17	67,895	1,176,768
Series 18	18,554	18,554
Series 19	24,000	24,000
	$ 202,017	$1,310,890

     The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2003.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2003	2002

Revenues
Rental	$ 8,109,795	$ 7,877,153
Interest and other	452,511	529,473

	8,562,306	8,406,626

Expenses
Interest	2,032,689	2,354,270
Depreciation and amortization	2,597,688	2,816,552
Operating expenses	5,546,358	5,221,711
	10,176,735	10,392,533

NET LOSS	$ (1,614,429)	$ (1,985,907)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (505,142)	$ (1,108,668)

Net loss allocated to other Partners	$ (16,144)	$ (19,859)

Net loss suspended	$ (1,093,143)	$ (857,380)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2003	2002

Revenues
Rental	$ 10,045,689	$ 9,727,378
Interest and other	510,538	637,079

	10,556,227	10,364,457

Expenses
Interest	2,665,026	2,847,768
Depreciation and amortization	3,331,560	3,282,358
Operating expenses	7,147,801	6,790,994
	13,144,387	12,921,120

NET LOSS	$ (2,588,160)	$ (2,556,663)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (2,035,467)	$ (2,073,175)

Net loss allocated to other Partners	$ (25,882)	$ (25,567)

Net loss suspended	$ (526,811)	$ (457,921)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2003	2002

Revenues
Rental	$ 11,164,595	$ 9,661,285
Interest and other	356,470	461,227

	11,521,065	10,122,512

Expenses
Interest	3,191,321	2,922,530
Depreciation and amortization	3,145,298	2,766,324
Operating expenses	7,168,558	5,668,414
	13,505,177	11,357,268

NET LOSS	$ (1,984,112)	$ (1,234,756)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,478,895)	$ (908,343)

Net loss allocated to other Partners	$ (19,842)	$ (12,348)

Net loss suspended	$ (485,375)	$ (314,065)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2003	2002

Revenues
Rental	$ 5,213,185	$ 5,279,767
Interest and other	282,938	293,688

	5,496,123	5,573,455

Expenses
Interest	1,397,541	1,511,734
Depreciation and amortization	1,971,478	2,041,880
Operating expenses	4,219,813	3,664,690
	7,588,832	7,218,304

NET LOSS	$ (2,092,709)	$ (1,644,849)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,822,366)	$ (1,368,684)

Net loss allocated to other Partners	$ (20,927)	$ (16,449)

Net loss suspended	$ (249,416)	$ (259,716)

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
December 31, 2003
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2003	2002

Revenues
Rental	$ 7,449,402	$ 7,541,113
Interest and other	336,983	320,581

	7,786,385	7,861,694

Expenses
Interest	2,460,760	2,487,170
Depreciation and amortization	2,031,020	2,196,230
Operating expenses	4,510,394	4,356,784
	9,002,174	9,040,184

NET LOSS	$ (1,215,789)	$ (1,178,490)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,109,374)	$ (1,133,184)

Net loss allocated to other Partners	$ (12,158)	$ (11,785)

Net loss suspended	$ (94,257)	$ (33,521)

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

NOTE E - TAXABLE LOSS

     The Fund's taxable loss for the year ended December 31, 2003 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passesthrough to, and is reportable by, the partners and assignees individually.

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

     The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2003 were $648,039 and total fund management fees accrued as of December 31, 2003 were $18,164,159. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships, which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

     During the quarter ended December 31, 2003, none of Series 15 net offering proceeds had been used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2003.

     (Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended December 31, 2003, none of Series 16 net offering proceeds had been used to pay capital contributions.  Series 16 net offering proceeds in the amount of $75,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2003.

     (Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204.

     During the quarter ended December 31, 2003, none of Series 17 net offering proceeds had been used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of December 31, 2003. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. Series 17 net offering proceeds in the amount of $52,798 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 17 has invested in as of December 31, 2003.

     (Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

     During the quarter ended December 31, 2003, none of Series 18 net offering proceeds had been used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 2003.

     (Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

     During the quarter ended December 31, 2003, none of Series 19 net offering proceeds had been used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2003.

Results of Operations

     As of December 31, 2003 and 2002 the Fund held limited partnership interests in 239 and 241 Operating Partnerships, respectively.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

     The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (BCAMLP), formerly Boston Capital Communications Limited Partnership, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended December 31, 2003 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $124,230, $171,724, $140,195, $88,337, and $101,973 respectively.

     The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

     As of December 31, 2003 and 2002, the average qualified occupancy for the series was 99.9%.  The series had a total of 68 properties December 31, 2003. Out of the total 66 were at 100% qualified occupancy.

     For the nine months being reported Series 15 reflects a net loss from Operating Partnerships of $1,614,429.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $983,259.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

     The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

     In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, it is estimated that approximately $1,240,404 and $107,565, for Series 3 and Series 15, respectively will be distributed to the investors. Provided that these are the actual amounts distributed, the per BAC distributions will be .430 and .028 for Series 3 and 15, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor. The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to the sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 recorded gains on the sale of the Operating Partnership of $1,572,368 and $70,176, respectively.

     School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. Despite the average occupancy in 2003 of 94% the operations remained below breakeven due to high operating expenses. The high operating expenses at the property are tied to an increase in painting and decorating contact work and higher utility costs. Utility costs in 2003 have risen approximately 40% over the projected budget. Madison Gas & Electric is projecting another 35-40% increase over the average cost of the past heating season. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

     Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property located in Lake Village, Arkansas. Average physical occupancy in 2002 was 88%. As of December 2003, physical occupancy had decreased to 82%. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase traffic to the property, the management company has been advertising heavily in surrounding area newspapers. In an effort to enhance revenue, the Regional Manager has requested permission from Rural Development to increase rental rates. The mortgage, taxes, insurance and payables are current.

     Livingston Plaza, Limited (Livingston Plaza) operated below breakeven during 2003 as a result of poor occupancy. Occupancy, impacted by a negative public perception of the property and poor curb appeal, averaged 68% during the first half of 2003. Low occupancy was partially related to an aggressive campaign to remove problem residents from the property. In addition to the efforts to clean out the resident population, management has made landscaping improvements to the site and provided management training to the site manager. As a result, occupancy increased to an average of 95% in the fourth quarter of 2003. The Investment General Partner continues to closely monitor Livingston Plaza's operations and work with the property management to increase the property's performance.

Series 16

     As of December 31, 2003 and 2002, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at December 31, 2003, all of which were at 100% qualified occupancy.

     For the nine months being reported Series 16 reflects a net loss from Operating Partnerships of $2,588,160.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $743,400.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit family property located in Plattsmouth, NE that continues to operate below breakeven due to low occupancy. Average occupancy through the first three quarters of 2003 was 67%, which is lower than the 2002 average occupancy of 72%. There is an over abundance of affordable housing in the area negatively impacting occupancy at this property. In addition, lay-offs at area businesses have further softened the market. The management company has stepped up their advertising, met with the local real estate companies, and has increased site signage. There are currently twelve vacant units, five of which will require approximately $1,500 in maintenance expenses to recondition. The Operating General Partner has supported the property financially in the past and he has indicated that he will provide the funds for repairs to these units. There are four commercial spaces at the property, one of which is currently vacant. Since parking is limited the, management company requested additional parking spaces from the City of Plattsmouth, but the request was declined. The mortgage and the insurance are current; however the taxes are overdue for 2003.

     Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32 unit elderly development. The Partnership operated below breakeven in 2002 as a result of excess funding to the reserve account. The occupancy continues to fluctuate. The low occupancy is due to the lack of rental assistance for seven of the units and a recently imposed restriction on Section 8 mobile vouchers. Physical occupancy for the fourth quarter increased 6% from the previous quarter. Fourth quarter occupancy 2003 was 90.63%.

     Branson Christian County I and II Limited Partnerships (Abbey Orchards Apartments I and II) located in Nixa, Missouri, operated below breakeven during 2002 and 2003. The operating deficits result from the low occupancy rate at this property, which averaged 92.88% for Phase I and 89.29% for Phase II in 2003. The average occupancy for the fourth quarter for Phase I was 93.75% and for Phase II was 88%. The occupancy issue stems from increased competition in the community, as well as high turnover at the property. Phase I operated above breakeven for the fourth quarter although will operate below breakeven for 2003. Phase II is operating below breakeven due to high debt service. The property was refinanced in December 2003. The lower debt service payments should help the property breakeven in 2004.

     Greenfield Properties Limited Partnership (Greenfield Properties) located in Greenfield, Missouri, operated below breakeven for 2003. The property's operating deficits are due to low occupancy, which averaged 64% for 2003. Low occupancy at this property is due to the lack of eligible residents and the vacant units not being rent ready. Both the Investment General Partner and Rural Development (RD) have recently conducted site inspections at this property. Both site inspections attributed the property's low occupancy to its poor curb appeal and units not being rent ready. After discussing the site visit reports with the Operating General Partner, management submitted a work out plan to RD, which has been approved and went into effect January 1, 2004. Under the work out plan the property has changed its designation from elderly to family, the management company has agreed to forfeit all past due management fees, and the Operating General Partner loaned the property the necessary funds to get all the vacant units rent ready. As of February 10, 2004 all vacant units are rent ready and the property has improved occupancy to 95%. The property's mortgage, real estate taxes and insurance are current.

     Summersville Estates Limited Partnership (Summersville Estates) located in Summersville, Missouri, operated below breakeven for 2003. The operating deficits result from the high vacancy at this property. The average occupancy for 2003 was 77%, compared to 71% in 2002. Occupancy has suffered due to poor management. In September of 2003, the site manager was replaced and efforts have been made to improve the appearance of the property and tenant base. As of January 23, 2004 occupancy has improved to 83%. Management expects occupancy to continue to increase throughout the year. The property's mortgage, real estate taxes and insurance are current.

     St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 74% for the year 2002. Occupancy has increased slightly to an average of 83% through the fourth quarter of 2003. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the fourth quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Partnership. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60 unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. On June 1, 2003 management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the general partner that was formed to take over the management of the general partner's assets. It is hoped that by having a close relationship with the managing agent the general partner will offer the necessary resources and cooperation to assure the successful ongoing operation of the property. The major problems faced include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues. As of November 30, Fieldcrest reports that physical occupancy was at 88%. In December Fieldcrest lost their key accounting personnel and are struggling to provide accurate financial data for December operations. They are working with the accountant on the 2003 audit and hope to have December financial data ready by the end of February. The 2002 Nebraska Investment Finance Authority (NIFA) audit has been resolved and an "all clear" given for compliancy. In the prior year the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms (8823's) for failing to file the required Annual Owner's Certifications. Fieldcrest is currently working on resolving the prior year 8823's and expect to have those answered by the second quarter of 2004. The General Partner is negotiating with mortgage lenders to procure a commitment to replace the current high interest rate financing.

Series 17

     As of December 31, 2003 and 2002, the average qualified occupancy for the series was 99.7%.  The series had a total of 48 properties at December 31, 2003.  Out of the total 47 were at 100% qualified occupancy.

     For the nine months being reported Series 17 reflects a net loss from Operating Partnerships of $1,984,112.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $1,161,186.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. As a result of efforts by the Operating General Partner and the management company, operations have demonstrated improvements. In 2002 rental increases combined with improved rental collections resulted in a 9.8% increase in rental revenues. Expenses, particularly maintenance costs, continue to be high due to the provisions of the loan agreements which stipulate that the Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. As a result of the increased rental revenues, the property operated at breakeven despite the high level of expense. In 2003, occupancy has slipped from the previous years level, averaging 81.92% through December. The majority of the vacancies are in the elderly designated units where the occupancy rate is 76%. This has historically been the case as the senior population does not find the location a desirable one. There are no amenities in the area, and no transportation. Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy. The new staff has been in place for six months have just started to see improvements. Occupancy increased to 85% in December and will break 90% in January 2004. The staff has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the Senior property. Managements goal is to reach occupancy of 95% by February 2004. As a result of the vacancies, revenues are slightly below 2002 levels. Operating expenses are at increased levels in 2003. Utility costs increased due to the air conditioning expense. Late summer saw several days of triple digit heat. Maintenance expenses increased as management focused on completing some required capital improvements. Exterior painting of the buildings, sprinkler installation and repairs were completed, and carpet replacement were some of the higher expenses noted. Management anticipates that they will increase the occupancy levels, and the property will be able to breakeven going into the first quarter of 2004. The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and property operations stabilize.

     In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $453,144 and $31,790, respectively. Of the proceeds received it is estimated that approximately $397,078 and $27,857, respectively will be distributed to the investors. Provided that these are the actual amounts to be distributed, the per BAC distribution amounts will be .138 and .007 for Series 3 and 17, respectively. The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale. The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $60,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property. Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 recorded a gain on the sale of the Operating Partnership of $453,144.

     Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy, and significant deferred maintenance issues. The property is financially distressed. In 2001 the property management company was replaced, and the new management company has worked diligently to resolve these issues. Occupancy increased steadily averaging 91% in 2002, and has stabilized at 91% through 2003. The Operating Partnership continues to be faced with cash flow problems. They are currently two years delinquent in paying real estate taxes. Accrued, unpaid taxes total $62,300. The Operating Partnership is also still faced with deferred maintenance issues. There is evidence of damage to some of the concrete patios, which are washing out as there are no gutters to divert the rainfall. There is a drainage problem at the base of the driveways. The kitchen counters and cabinets are old. The property is experiencing problems with the cracking of water pipes. The pipes are apparently buried only 5 inches below the surface. At the current time, replacement reserves are significantly underfunded. The Investment General Partner and the Managing Agent are attempting to work with Rural Development to develop a workout plan to address the tax issue. In recent correspondence Rural Development has agreed to look into a plan to voucher the 2001 and 2002 unpaid taxes in an effort to make the property financially solvent. Rural Development also has desires to re-amortize the total loan amount thus easing the burden on the property for all outstanding balances due. Management has also requested additional Rental Assistance, and a rent increase of $30 per unit. The Investment General Partner continues to monitor the situation.

     Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY. The Operating Partnership suffered from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. One of the Operating General Partners withdrew from the Partnership in the second quarter of 2003. The remaining Operating General Partner is committed to enhancing the performance of the property. A capital improvement escrow was funded to pay for necessary repair costs. The withdrawing Operating General Partner funded $25,000 to the account, and the balance of the funds have come as a result of refinancing the debt on the property. Such repairs include work to the building façade, skylight and chimney repairs, roof repairs, modifications to the domestic hot water system. A site visit at the property in November 2003 showed the capital improvements in place to date have had a significant impact on curb appeal. Operations at the property have improved during 2003, with occupancy averaging 96.58% for the year. Expenses decreased primarily as a result of decreased utility expenses. Taking these factors into account, the Operating Partnership has operated above breakeven in 2003. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files. Some of the non-compliance items noted were within the initial tenant files. The non-compliance was reported to the IRS and subsequently 8823's were issued. Management has corrected the files to the best of their ability; however the files are not complete, and the 8823's remain uncorrected. The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Operating Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits. However, final determination of any potential non-compliance issues that may exist will only be determined if the Partnership is audited by the IRS. To date no recapture of credits have been taken. A subsequent audit was performed at the property on January 9, 2003. The state agency found one minor file compliance issue, which has since been corrected. They also required deferred maintenance issues to be corrected such as the chimney and façade repairs discussed above. The Investment General Partner continues to monitor this situation closely.

     Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34 unit elderly development located in Waynesburg, Pennsylvania. As of December 31, 2003, physical occupancy has stabilized above 90% since September 2003. Operations have improved dramatically in 2003. The 2003 unaudited financial statements indicate operations well above breakeven. The Investment General Partner will continue to monitor this property very closely. It is anticipated that the property will be removed from the results of operations by the second quarter of 2004.

     Aspen Ridge Apartments, L.P. is a 42-unit development located in Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years there have been four different management companies. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. On June 1, 2003 management of the property was transferred to Fieldcrest Management, an entity related to the general partner. It is hoped that by having a close relationship with the managing agent the general partner will offer the necessary resources and cooperation to assure the successful ongoing operation of the property. The major problems faced include inconsistent occupancy, high operating expenses and tax credit compliance issues. As of November 30, 2003 Fieldcrest reports that physical occupancy was at 98%. In December, Fieldcrest lost their key accounting personnel and are struggling to provide accurate financial data for December operations. They are working with the accountant on the 2003 audit and hope to have December financial data ready by the end of February. The 2002 Nebraska Investment Finance Authority (NIFA) audit has been resolved and an "all clear" given for compliancy. In the prior year the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms (8823's) for failing to file the required Annual Owner's Certifications. Fieldcrest is currently working on resolving the prior year 8823's and expect to have those answered by the second quarter of 2004. The General Partner is negotiating with mortgage lenders to procure a commitment to replace the current high interest rate mortgage.

Series 18

     As of December 31, 2003 and 2002 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at December 31, 2003, all of which were at 100% qualified occupancy.

     For the nine months being reported Series 18 reflects a net loss from Operating Partnerships of $2,092,709.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $121,231. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Series 18 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Reimer Calhoun, Jr. or an entity which is affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

     In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) over billed the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

     In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

     On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The final amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

     The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

     The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

     With respect to each of the Calhoun Partnerships where Reimer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Reimer Calhoun. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

     Harris Housing Limited Partnership (Harris Music Lofts) is located in West Palm Beach, Florida and consists of 38 apartments with commercial space on the ground level. The year to date occupancy is strong with an average of 99%, and fourth quarter occupancy is 100%. Historically, Harris Music Lofts suffered from elevated operating expenses due to the age of the property and a high turnover rate. Management divided the on-site personnel salaries, payroll, and benefit expenses with a neighboring property, which has greatly improved the financial stability of the property. Although the per-unit operating expenses continue to be higher than average, strong rental income has allowed the property to sustain positive cash flow and a Debt Service Coverage Ratio of 1.37 thru the fourth quarter of 2003. This property has generated positive cash flow and maintained high occupancy for four consecutive quarters, provided that operations remain stable no further special disclosure will be provided on this Partnership.

     Glen Place Apartments (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1996 and 1997. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS proposed an adjustment that would disallow 59% of past and future tax credits. The adjustment may also include interest and penalties on the past tax credits being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer. The Investment General Partner believes the audit is nearing completion, and while an actual audit settlement has not been reached, it is our belief that there is a likelihood of a favorable settlement. The property operated with an average occupancy of 90% for the year 2002. The fourth quarter 2003 occupancy increased to an average of 97%. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations in the fourth quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

     Arch Development, LP, is a 75 unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. Although, the property operated above breakeven in 2003, the Operating Partnership is delinquent in the payment of its 2003 real estate taxes. In addition the Operating Partnership is delinquent on water & sewer expenses that have accrued since 2001. The property is in the process of refinancing its first mortgage to stabilize the operations of the property. The Investment General Partner is working with the Operating General Partner to reduce the accounts payable, develop a payment plan to bring the property taxes current and obtain refinancing on the property. The Operating General Partner has an unlimited guarantee in time and amount.

     Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a six unit property, which incurred negative cash flow during 2003 as a result of low residential rental rates, and the nonpayment of commercial rental revenue to the property. Rental rates have been increased in 2003 to offset operating expenses. Occupancy for 2003 has averaged 85%. Currently, the City of Chelsea has begun to initiate foreclosure proceedings against the Operating Partnership for non-payment of real estate taxes. The Operating Partnership is also delinquent on its water & sewer and trash expenses for 2003. The Investment Limited Partner is working with the Operating General Partner to ensure the real estate taxes; water and sewer, and trash expenses are all brought current. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to amount and time.

     Preston Wood Associates L.P. (Preston Apartments) is a 62-unit property located in Bentonville, Arkansas. During 2002, Preston Wood operated below breakeven due to high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state. Additionally, physical occupancy during the 2002 fiscal year was only 88%, which was related to layoffs at the two major employers in the area. In response to the drop in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to residents. During 2003, the property continued its aggressive marketing strategy, changed its current manager and was able to achieve overall occupancy for 2003 of 90%. The Investment General Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy. The Operating General Partner continues to fund operating deficits. The mortgage, trade payables, property taxes and insurance are current.

     Newton I, L.P. (Newton Plaza Apartments) is a 24 unit property in Newton, Iowa that over the past two years has had difficulty sustaining an average occupancy above 90%. Occupancy has sustained a level of 88.19% during 2003. A new site manager was hired in the first quarter of 2003 with the goal of improving relations with the local housing authority and local organizations. The property was not able to pay property taxes out of operations, which resulted in Rural Development authorizing the Operating Partnership to withdraw funds from the replacement reserves in order to pay the 2002 taxes. Taxes in 2003 were paid through operations, however the payment was short by $5,845. This amount remains outstanding through December. Management is optimistic that this amount will be paid in full with the tax payment due in March 2004. The Partnership received a significant tax reduction in 2004, which coupled with the recent approval of a 2004 rent increase is expected to significantly improve operations at the property in the coming year.

     Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property has historically operated below breakeven. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Management has filed for a reduction in the real estate tax assessment, and the Investment General Partner will continue to monitor the situation. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy. Management does not feel that the area where the property is located can support any increase. Occupancy through the fourth quarter averaged 90.39%. The Investment General Partner and Operating General Partner are working together to determine the feasibility of refinancing the permanent mortgage in an effort to decrease the debt service at the property.

Series 19

     As of December 31, 2003 and 2002 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at December 31, 2003, all of which were at 100% qualified occupancy.

     For the nine months being reported Series 19 reflects a net loss from Operating Partnerships of $1,215,789.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $815,231. This is an interim period estimate; it is not necessarily indicative of the final year end results.

     Series 19 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner is Reimer Calhoun, Jr. or an entity which is affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Hebbronville Apts., Lone Star Seniors Apts., and Martindale Apts. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 68 apartment units in total. The low income housing tax credit available annually to Series 19 from the Calhoun Partnerships is approximately $78,750, which is approximately 1% of the total annual tax credit available to investors in Series 19.

     In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 19 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) over billed the respective Operating Partnerships, thereby improperly inflating the cost certification and the amount of tax credit generated.

     In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

     On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The final amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

     The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

     The Internal Revenue Service has commenced an audit of the Calhoun partnerships which will finally determine the amount of overstated tax credits. The Investment General Partner is attempting to pursue a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2003 and thereafter in order to avoid amending tax returns already filed for the years 2001 and 2002. (The Investment General Partners is also pursuing a resolution with the IRS whereby escrow funds would be used to make a settlement payment directly to the IRS instead of requiring affected Partnerships and Investors to restate tax returns to reflect less credit and then pay additional taxes.) At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through a resolution with the IRS. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

     With respect to each of the Calhoun Partnerships where Reimer Calhoun has been the Operating General Partner or in control of an entity which has been the Operating General Partner, the Investment General Partner and its affiliates are in the process of replacing them with another entity which is controlled by Murray Calhoun, the son of Reimer Calhoun. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

     Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri, operated below breakeven during 2002 and 2003 as a result of low occupancy and reduced rent levels. Occupancy at the property averaged 71% in 2003 and 77.15% for the fourth quarter 2003. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated. Rent levels required reduction to attract potential residents. Further, the Operating General Partner is working closely with the local HUD office to find qualified tenants. Management is also running ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. These efforts have begun to help occupancy which has improved to 77% for the third and fourth quarters. The property's mortgage, taxes and insurance are all current.

     Holts Summit Square, Limited Partnership (Callaway Villa Apartments) located in Holts Summit, Missouri, operated below breakeven during 2002 and 2003.  The property has operated above breakeven after reserve transfers for the second quarter of 2003. Occupancy has averaged 95% through 2003. During the third and fourth quarter 2003, despite being able to maintain high occupancy, turnover was very high at the property. The high turnover caused high expenditures for maintenance and repairs to turn the units. Management is focusing on tenant retention as well as tighter screening. The property's mortgage, taxes and insurance are all current.

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
Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner
Date:

February 20, 2004	By:	_/s/ John P. Manning

John P. Manning