Form 10-K
period 2004-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2004-07-14
CIK 879555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004 or

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

☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ACT)

YES	☐	NO	☒

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:

Form 10-K Parts	Document

Parts I, III as supplemented	October 7, 1993 Prospectus,

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
FOR THE YEAR ENDED MARCH 31, 2004

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series.  The registration for additional BACs became effective on October 6, 1993.  As of March 31, 2004, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020.  The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

The Offering, including information regarding the issuance of BACs in series, is described on pages 84 to 87 of the Prospectus, as supplemented, under the caption “The Offering”, which is incorporated herein by reference.

Description of Business

The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Fund will invest will own Apartment Complexes which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance.  Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), thereby providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Certain Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”).  The Federal Housing Tax Credit and the Government Assistance programs are described on pages 37 to 51 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference.  Section 236 (f) (ii) of the National Housing Act, as amended, in Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as Tax Credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals.  At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of the Apartment Complex.

As of March 31, 2004 the Fund had invested in 67 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 48 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.    Properties

The Fund has acquired a Limited Partnership interest in 239 Operating Partnerships in five series, identified in the table set forth below.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test  (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
April Gardens Apts. III	Las Piedras, PR	32	$1,445,377	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,297,772	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	501,824	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	995,773	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	775,266	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	799,797	03/92	09/92	100%	152,282

Buena Vista Apartments, Phase II	Union, SC	44	1,460,983	03/92	01/92	100%	281,000

Calexico Senior Apts.	Calexico, CA	38	1,893,919	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	728,365	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,267,774	10/92	09/93	100%	247,599

Coral Ridge Apartments	Coralville, IA	102	2,427,999	03/92	11/92	100%	2,257,827

Country Meadows II, III, IV	Sioux Falls, SD	55	1,165,615	05/92	09/92	100%	1,220,825

Curwensville House Apts.	Curwensville, PA	28	1,192,529	09/92	07/93	100%	262,000

Deerfield Commons	Crewe, VA	39	1,210,880	04/92	06/92	100%	242,430

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
East Park Apts. I	Dilworth, MN	24	$511,226	06/94	01/94	100%	$406,100

Edgewood Apts.	Munford-ville, KY	24	773,115	06/92	08/92	100%	156,763

Golden Age Apts.	Oak Grove, MO	17	397,386	04/92	11/91	100%	84,410

Graham Village Apts.	Graham, NC	50	1,249,492	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	672,922	04/94	10/75	100%	64,069

Greenwood Village	Fort Gaines, GA	24	662,456	08/92	05/93	100%	131,268

Hadley’s Lake Apts.	East Machias ME	18	1,022,533	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,464,014	07/92	02/93	100%	327,944

Harrison-ville Properties II	Harrison-ville, MO	24	599,907	03/92	11/91	100%	144,004

Harvest Point Apts.	Madison, SD	30	1,180,344	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,881,616	04/92	11/92	100%	1,153,620

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Heron’s Landing I	Lake Placid, FL	37	$1,184,712	10/92	10/92	100%	$255,339

Higginsville Estates	Higginsville, MO	24	618,505	03/92	03/91	100%	146,111

Kearney Estates	Kearney, MO	24	624,360	05/92	01/92	100%	138,103

Lakeside Apts.	Lake Village AR	32	1,201,421	08/94	08/95	100%	282,004

Lake View Green Apts.	Lake View, SC	24	874,399	03/92	07/92	100%	183,603

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,052,090	03/92	02/92	100%	229,986

Lebanon Properties III	Lebanon, MO	24	622,324	03/92	02/92	100%	152,171

Lebanon Village II	Spring Grove, VA	24	904,372	08/92	02/93	100%	169,000

Lilac Apts.	Leitchfield, KY	24	709,807	06/92	07/92	100%	148,015

Livingston Plaza	Livingston, TX	24	660,486	12/92	11/93	100%	176,534

Manning Lane Apts.	Manning, SC	42	1,447,501	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville, GA	18	544,358	08/92	12/92	100%	114,200

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Maryville Properties	Maryville, MO	24	$707,279	05/92	03/92	100%	$156,636

Meadow View Apts.	Grantsville, MD	36	1,462,129	05/92	02/93	100%	291,322

Millbrook Commons	Sanford, ME	16	906,494	06/92	11/92	100%	227,100

Monark Homes	Van Buren & Barling, AR	10	317,408	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	864,625	09/92	05/93	100%	206,820

North Trail Apts.	Arkansas City, KS	24	807,470	09/94	12/94	100%	194,118

Oakwood Village	Century, FL	39	1,091,572	05/92	05/92	100%	249,374

Osceola Estates Apts	Osceola, IA	24	618,205	05/92	05/92	100%	161,325

Payson Senior Center Apts.	Payson, AZ	39	1,464,937	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	3,611,628	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	861,198	03/92	01/92	100%	165,434

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Rio Mimbres II Apartments	Deming, NM	24	$761,594	04/92	04/92	100%	$149,811

River Chase Apts.	Wauchula, FL	47	1,455,500	08/92	10/92	100%	322,944

Rolling Brook III Apts.	Algonac, MI	26	812,952	06/92	11/92	100%	185,632

School St. Apts. Phase I	Marshall, WI	24	685,666	04/92	05/92	100%	666,025

Shenandoah Village	Shenandoah, PA	34	1,448,505	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	782,753	07/92	02/93	96%	178,084

Spring Creek II Apts.	Derby, KS	50	972,925	04/92	06/92	100%	1,060,282

Summit Ridge Apartments	Palmdale, CA	304	8,406,701	10/92	12/93	100%	5,639,000

Sunset Sq. Apts.	Scottsboro, AL	24	727,837	09/92	08/92	100%	143,900

Taylor Mill Apartments	Hodgenville KY	24	756,248	04/92	05/92	100%	173,606

Timmons Village Apts.	Lynchburg, SC	18	612,975	05/92	07/92	100%	122,450

University Meadows	Detroit, MI	53	2,154,981	06/92	12/92	100%	1,676,750

Valatie Woods	Valatie, NY	32	1,304,775	06/92	04/92	100%	277,600

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Village Woods	Healdton, OK	24	$686,564	08/94	12/94	100%	$173,616

Villas Del Mar	Urb. Corales de Hatillo, PR	32	1,444,633	08/92	08/92	100%	307,200

Virgen del Pozo Garden Apts.	Sabana Grande, PR	70	3,291,335	08/92	07/93	100%	772,550

Weedpatch Country Apts.	Weedpatch, CA	36	1,939,351	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	517,567	08/92	11/92	100%	108,000

Wood Park Pointe	Arcadia, FL	36	1,150,933	06/92	05/92	100%	243,672

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

1413 Leavenworth Apts.	Omaha, NE	60	$1,641,436	12/92	03/93	100%	$1,287,526

Abbey Orchards Apts.	Nixa, MO	48	1,372,766	03/94	06/94	100%	1,163,875

Abbey Orchards Apts. II	Nixa, MO	56	1,164,768	08/94	07/94	100%	1,137,750

Bernice Villa Apts.	Bernice, LA	32	911,712	05/93	10/93	100%	200,476

Branch River Commons Apts	Wakefield, NH	24	1,241,595	09/92	02/93	100%	246,105

Brunswick Manor Apts.	Lawrence-ville, VA	40	1,392,935	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	755,260	11/92	01/93	100%	175,959

Cape Ann YMCA Community Ctr.	Gloucester, MA	23	391,747	01/93	12/93	100%	693,132

Carriage Park Village	Westville, OK	24	693,837	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	495,202	10/92	07/93	100%	102,500

Cielo Azul Apts.	Aztec, NM	30	1,000,196	05/93	05/93	100%	389,749

Clymer Park Apts.	Clymer, PA	32	1,424,726	12/92	11/94	100%	317,428

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Crystal Ridge Apts.	Davenport, IA	126	$2,879,585	10/93	02/94	100%	$3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,426,545	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	643,497	08/93	03/93	100%	572,200

Derry Round House Court	Borough of Derry, PA	26	1,099,469	02/93	02/93	100%	248,019

Fairmeadow Apts.	Latta, SC	24	867,353	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	1,023,515	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	736,382	12/92	09/93	100%	162,397

Gibson Manor Apts.	Gibson, NC	24	880,412	12/92	06/93	100%	161,412

Greenfield Properties	Greenfield, MO	20	521,649	01/93	05/93	100%	126,046

Greenwood Apts.	Mt. Pleasant, PA	36	1,441,108	11/93	10/93	100%	352,000

Harmony House Apts.	Galax, VA	40	1,438,285	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	2,854,771	08/94	09/95	100%	2,005,814

Holly Tree Manor	Holly Hill, SC	24	870,517	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	953,225	11/93	04/94	100%	246,722

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Joiner Manor	Joiner, AR	25	$784,147	01/93	06/93	100%	$149,670

Landview Manor	Bentonia, MS	28	827,418	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,353,381	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	894,413	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,286,148	09/92	03/93	100%	274,750

Mariner’s Pointe Apts	Milwaukee, WI	64	2,030,398	12/92	08/93	100%	1,684,121

Mariner’s Pointe Apts. II	Milwaukee, WI	52	1,911,065	12/92	08/93	100%	1,676,219

Meadows of Southgate	Southgate, MI	83	2,190,305	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,939,936	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,773,413	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	1,199,776	02/93	10/93	100%	221,626

Newport Manor Apts.	Newport, TN	30	934,675	09/93	12/93	100%	204,863

Oak Forest Apts.	Eastman, GA	41	1,153,433	12/92	10/93	100%	251,269

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Parkwoods Apts.	Anson, ME	24	$1,262,639	12/92	09/93	100%	$320,206

Plantation Manor	Tchula, MS	28	815,155	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	504,401	12/93	11/94	100%	98,749

Riviera Apts.	Miami Beach, FL	56	1,658,474	12/92	12/93	100%	1,442,978

Sable Chase of McDonough	McDonough, GA	222	4,600,444	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	912,038	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	988,549	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	936,905	05/93	09/93	100%	206,086

Summersville Estates	Summersville, MO	24	610,046	05/93	06/93	100%	157,976

Stony Ground Villas	St. Croix, VI	22	1,401,914	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	668,401	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	746,001	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	730,008	12/92	07/94	100%	144,304

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
The Fitzgerald Building	Plattsmouth, NE	20	$580,569	12/93	12/93	100%	$924,780

The Woodlands	Tupper Lake, NY	18	916,077	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,573,137	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	835,233	05/93	10/93	100%	185,392

Valley View Apartments	Palatine Bridge, NY	32	1,391,141	05/94	05/94	100%	326,870

Victoria Pointe Apts.	North Port, FL	42	1,420,491	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,473,209	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	971,974	05/93	05/93	100%	231,741

Westchester Village of Oak Grove	Oak Grove, MO	33	1,046,744	12/92	04/93	100%	889,700

Westchester Village of St. Joseph	St. Joseph, MO	60	1,287,421	07/93	06/93	100%	1,316,500

Willcox Senior Apts.	Willcox, AZ	30	1,086,286	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,435,548	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Annadale Apartments	Fresno, CA	222	$11,134,030	01/96	06/90	100%	$1,108,873

Artesia Properties	Artesia, NM	40	1,382,335	09/94	09/94	100%	399,464

Aspen Ridge Apts.	Omaha, NE	42	762,105	09/93	11/93	100%	809,750

Briarwood Apartments	Clio, SC	24	889,102	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	1,228,090	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,127,567	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,198,069	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,054,021	05/93	04/93	100%	201,711

Caney Creek Apts.	Caneyville, KY	16	467,914	05/93	04/93	100%	118,800

Central House	Cambridge, MA	128	2,005,215	04/93	12/93	100%	2,498,109

Clinton Estates	Clinton, MO	24	726,787	12/94	12/94	100%	162,717

Cloverport Apts.	Cloverport, KY	24	735,306	04/93	07/93	100%	174,575

College Greene Senior Apts	Chili, NY	110	3,695,262	03/95	08/95	100%	232,545

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Crofton Manor Apts.	Crofton, KY	24	$785,942	04/93	03/93	100%	$168,420

Deerwood Village Apts	Adrian, GA	20	636,265	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,152,336	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,080,504	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,037,565	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	2,014,456	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	1,093,250	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,458,808	11/94	11/94	88%	964,813

Henson Creek Manor	Fort Washington, MD	105	4,056,037	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	525,009	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	997,229	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	671,680	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,047,382	11/93	08/94	100%	304,556

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Ivywood Park Apts.	Smyrna, GA	106	$3,760,051	06/93	10/93	100%	$2,093,847

Jonestown Manor Apts.	Jonestown, MS	28	853,449	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	4,110,806	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	3,187,504	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,464,053	02/94	12/94	100%	288,268

Maplewood Park Apts.	Union City, GA	110	3,353,628	04/94	07/95	100%	1,416,091

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	862,028	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,353,390	11/93	03/94	100%	439,277

Palmetto Villas	Palmetto, FL	49	1,583,345	05/94	04/94	100%	421,795

Park Place	Lehigh Acres, FL	36	1,150,909	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	793,513	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	862,263	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	2,961,163	12/93	12/94	100%	909,231

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Seabreeze Manor	Inglis, FL	37	$1,214,574	03/94	01/95	100%	$294,387

Soledad Senior Apts.	Soledad, CA	40	1,912,678	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	919,905	09/93	06/94	100%	902,915

Summit Ridge Apt.	Palmdale, CA	304	8,406,701	12/93	12/93	100%	5,191,039

Villa West V Apartments	Topeka, KS	52	1,072,700	02/93	10/92	100%	902,700

Waynesburg House Apts.	Waynesburg, PA	34	1,469,852	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,576,034	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,124,712	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	764,231	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Arch Apartments	Boston, MA	75	$1,827,367	04/94	12/94	100%	$3,017,845

Bear Creek Apartments	Naples, FL	118	4,624,302	03/94	04/95	100%	3,586,687

Briarwood Apartments	Humbolt, IA	20	698,877	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,792,014	03/94	12/94	100%	519,100

Chatham Manor	Chatham, NY	32	1,370,826	01/94	12/93	100%	296,860

Chelsea Sq. Apartments	Chelsea, MA	6	299,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,478,286	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	816,886	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,711,665	08/94	01/95	100%	1,627,293

Glen Place Apartments	Duluth, MN	35	1,114,371	04/94	06/94	100%	1,328,621

Harris Music Building	West Palm Beach, FL	38	1,297,853	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield, CA	60	1,242,384	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,547,547	08/93	05/94	100%	1,029,000

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Lathrop Properties	Lathrop, MO	24	$726,958	04/94	05/94	100%	$171,579

Leesville Elderly Apts.	Leesville, LA	54	1,302,805	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,060,957	07/94	09/94	100%	595,439

Maple Leaf Apartments	Franklinville, NY	24	1,086,672	08/94	12/94	100%	296,587

Maple Terrace	Aurora, NY	32	1,371,554	09/93	09/93	100%	279,988

Marengo Park Apts.	Marengo, IA	24	741,988	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	474,996	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,463,744	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	945,514	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	795,959	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	488,312	01/94	07/94	100%	116,860

Parvin’s Branch Townhouses	Vineland, NJ	24	694,517	08/93	11/93	100%	761,856

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04
Peach Tree Apartments	Felton, DE	32	$1,457,777	01/94	07/93	100%	$206,100

Pepperton Villas	Jackson, GA	29	849,796	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville, AR	62	752,456	12/93	12/94	100%	1,067,200

Richmond Manor	Richmond, MO	36	1,011,516	06/94	06/94	100%	231,593

Rio Grande Apartments	Eagle Pass, TX	100	2,145,708	06/94	05/94	100%	666,840

Troy Estates	Troy, MO	24	677,149	12/93	01/94	100%	159,007

Vista Loma Apartments	Bullhead City, AZ	41	1,585,338	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	233,162	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	1,996,322	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2004

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Callaway Villa	Holt’s Summit, MO	48	$1,119,674	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,340,772	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,478,286	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,441,264	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	3,308,461	08/94	03/95	100%	3,337,884

Garden Gate Apartments	Forth Worth, TX	240	5,495,866	02/94	04/95	100%	3,576,605

Garden Gate Apartments	Plano, TX	240	6,894,421	02/94	05/95	100%	3,166,064

Hebbronville Senior	Hebbronville, TX	20	507,568	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,376,591	05/94	08/95	100%	1,715,351

Jenny Lynn Apts.	Morgantown, KY	24	788,390	01/94	09/94	100%	182,800

Lone Star Senior	Lone Star, TX	24	600,464	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	945,689	05/94	08/95	100%	227,910

Maplewood Park Apts.	Union City, GA	110	3,353,628	04/94	07/95	100%	1,416,091

Martindale Apts.	Martindale, TX	24	663,792	12/93	01/94	100%	154,790

Property Name	Location	Units	Mortgage Balance As of 12/31/03	Acq Date	Const Comp	Qualified Occupancy 3/31/04	Cap Con Paid Thru 3/31/04

Munford Village	Munford, AL	24	$745,449	10/93	04/94	100%	$165,800

Northpoint Commons	Kansas City, MO	158	4,452,894	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	640,056	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,713,784	03/95	05/95	100%	499,104

Sahale Heights Apts.	Elizabethtown, KY	24	841,367	01/94	06/94	100%	238,600

Seville Apartments	Forest Village, OH	24	653,190	03/94	03/78	100%	47,780

Sherwood Knoll	Rainsville, AL	24	765,786	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	924,172	01/94	11/95	100%	223,029

Tanglewood Apartments	Lawrenceville, GA	130	3,994,046	11/93	12/94	100%	3,020,840

Village North I	Independence, KS	24	837,488	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	3,090,826	12/93	01/95	100%	2,833,420

Wedgewood Lane Apartments	Cedar City, UT	24	982,849	06/94	09/94	100%	262,800

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests and Related Partnership Matters and Issuer Parchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and thus has no common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2004 the Fund has 13,385 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 15 consists of 2,482 investors holding 3,870,500 BACs, Series 16 consists of 3,438 investors holding 5,429,402 BACs, Series 17 consists of 2,954 investors holding 5,000,000 BACs, Series 18 consists of 2,114 investors holding 3,616,200 BACs, and Series 19 consists of 2,397 investors holding 4,080,000 BACs at March 31, 2004.

(c)	Dividend history and restriction

The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, September 19, 1991 through March 31, 2004.

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

Item 6.    Selected Financial Data

The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 2000 through March 31, 2004.  Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000
Operations
Interest & Other Income	$30,103	$45,840	$108,235	$159,689	$207,011

Share of Loss of Operating Partnership	(9,459,170)	(9,013,016)	(9,965,195)	(10,571,206)	(11,654,615)
Operating Expense	(3,818,419)	(3,394,204)	(2,557,899)	(2,998,840)	(2,647,295)

Net Loss	$(13,247,486)	$(12,361,380)	$(12,414,859)	$(13,410,357)	$(14,094,899)

Net Loss per BAC	$(.60)	$(.56)	$(.56)	$(.60)	$(.63)

	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001	March 31, 2000

Balance Sheet
Total Assets	$58,793,521	$70,791,712	$83,058,985	$93,724,360	$105,516,292

Total Liabilities	$19,522,261	$18,272,966	$18,178,859	$16,429,375	$14,810,950
Partners’ Capital	$39,271,260	$52,518,746	$64,880,126	$77,294,985	$90,705,342

Other Data

Tax Credits per BAC for the Investors Tax Year, the Twelve Months Ended December 31, 2003, 2002, 2001, 2000 and 1999*	$1.13	$1.32	$1.37	$1.38	$1.39

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations.  Fund management fees accrued during the year ended March 31, 2004 were $2,592,157, and total fund management fees accrued as of March 31, 2004 were $18,685,237.  During the year ended March 31, 2004 the Fund paid fees of $799,000 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2004, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 67 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 65 of the 67 Operating Partnerships.  Series 15 has $16,206 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

(Series 16).  The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16.  Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2004, the Fund released $1,500 of Series 16 net offering proceeds to pay outstanding installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2004 the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 60 of the 64 Operating Partnerships.  Series 16 has $73,862 in capital contributions that remain to be paid to the other 4 Operating Partnerships.

(Series 17).  The Fund commenced offering BACs in Series 17 on January 24, 1993.  The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17.  Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2004, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 48 Operating Partnerships in an aggregate amount of $37,062,980, and the Fund had completed payments of all installments of its capital contributions to 43 of the 48 Operating Partnerships.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of March 31, 2004.  Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnership.  The remaining contributions will be released to the Operating Partnership has achieved the conditions set fourth in their partnership agreements.

(Series 18).  The Fund commenced offering BACs in Series 18 on June 17,1993.  The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18.  Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2004, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships.  Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8, 1993.  The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19.  Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2004, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2004 proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to 25 of the 26 Operating Partnerships. Series 19 has $24,000 in capital contributions that remain to be paid to the remaining Operating Partnership.

Results of Operations

The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2004 and 2003 was $2,202,369 and $2,200,955, respectively.

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 99.9% for both years.  The series had a total of 67 properties at March 31, 2004, 66 of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $2,801,330 and 2,996,515, respectively, in passive income tax losses that were passed through to the investors and also provided $0.55 and $1.14, respectively, in tax credits per BAC to the investors. Series 15 experienced a decrease in the tax credits generated per BAC from calendar year 2002 to 2003. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2002 to 2003 results from the fact that a large number of the Operating Partnerships are in their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 15 were $7,381,968, and $8,387,630, respectively.  Investments in Operating Partnerships were affected by the way the Fund accounts for its investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 the Operating Partnerships reflected a net income of $955,142 and $1,005,123, respectively, when adjusted for depreciation, which is a non-cash item.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,572,368 and $136,352, respectively.  The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003.  Of the proceeds received, it is estimated that approximately $1,240,404 and $107,565, for Series 3 and Series 15, respectively will be distributed to the investors.  Provided that these are the actual amounts distributed, the per BAC distributions will be $.430 and $.028 for Series 3 and 15, respectively.  The total returned to the investors will be distributed based on the number of BACs held by each investor.  The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-resident withholding calculations are completed.  The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining proceeds total of $360,750 is anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates.  The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to the sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Since the Investment in Operating Partnerships balances of Hidden Cove for Series 3 and Series 15 were not equal to the sale proceeds received by each series, Series 3 and Series 15 recorded gains on the sale of the Operating Partnership of $1,572,368 and $70,176, respectively.

School Street I Limited Partnership (School Street Apts.  I) is a 24-unit complex located in Marshall, Wisconsin.  First quarter average occupancy is 92%, however, operations remain below breakeven due to high operating expenses.  The high operating expenses at the property are tied to turnover costs and higher utility consumption and cost.  Madison Gas & Electric is projecting another 35-40% increase over the average cost of the past heating season.  The Operating General Partner continues to fund any operating cash deficits.  The mortgage, taxes, insurance and accounts payables are current.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property located in Lake Village, Arkansas.  Average physical occupancy in 2003 was 72%.  In the fourth quarter of 2004, average physical occupancy increased to 85%.  The low occupancy is due to a lack of qualified residents in the Lake Village area.  To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers.  In an effort to enhance revenue, the Regional Manager has requested permission from Rural Development to increase rental rates.  The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24 unit, family property located in Livingston, Texas.  Livingston Plaza operated below breakeven during 2003 as a result of poor occupancy.  Occupancy, impacted by a negative public perception of the property and poor curb appeal, averaged 68% during the first half of 2003.  Low occupancy was partially related to an aggressive campaign to remove problem residents from the property.  In addition to the efforts to clean out the resident population, management has made landscaping improvements to the site and provided management training to the site manager. As a result, occupancy increased to an average of 95% in the fourth quarter of 2003, and 93% during the first quarter of 2004.  The Investment General Partner continues to closely monitor Livingston Plaza’s operations and work with the property management to increase the property’s performance.

(Series 16).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 64 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2002 and 2001, the series, in total, generated $3,778,016 and $4,077,946, respectively, in passive income tax losses that were passed through to the investors and also provided $1.14 and $1.40, respectively, in tax credits per BAC to the investors.  Series 16 experienced a decrease in the tax credits generated per BAC from calendar year 2002 to 2003. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2002 to 2003 results from the fact sum of the Operating Partnerships have entered their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 16 were $11,502,384 and $14,322,525, respectively.  Investments in Operating Partnerships were affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 the Operating Partnerships reflected a net income of $890,171 and $616,116, respectively, when adjusted for depreciation, which is a non-cash item.  The higher adjusted net income in the current year primarily results from the decrease in maintenance fee expense of one Operating Partnership in the current year.

Cass Partners, L.P.  (The Fitzgerald Building) is a 20-unit family property, located in Plattsmouth, NE, that continues to operate below breakeven due to low occupancy.  In the first quarter of 2004, average physical occupancy significantly dropped to 35%.  There is an over abundance of affordable housing in the area negatively impacting occupancy at this property.  In addition, lay-offs at area businesses have further softened the market.  The management company has stepped up their advertising, met with the local real estate companies, and has increased site signage.  There are currently thirteen vacant units, five of which will require approximately $1,500 in maintenance expenses to recondition.  The Operating General Partner has supported the property financially in the past and he has indicated that he will provide the funds for repairs to these units.  There are four commercial spaces at the property, one of which is currently vacant.  Since parking is limited the, management company requested additional parking spaces from the

City of Plattsmouth, but the request was declined.  The mortgage and the insurance are current; however the taxes are overdue for 2003.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32 unit elderly development.  The 2003 audited financial statement indicates operations below breakeven due to low occupancy. The low occupancy in 2003 was due to the lack of rental assistance for seven of the units and a recently imposed restriction on Section 8 mobile vouchers. However, physical occupancy for the first quarter 2004 increased 10% to 100%.

Branson Christian County II Limited Partnerships (Abbey Orchards Apartments II) located in Nixa, Missouri operated below breakeven in 2003.  The operating deficits result from the low occupancy rate at this property, which averaged 89.29% in 2003.  The average occupancy for the first quarter of 2004 was 84.5%.  The occupancy issue stems from increased competition in the community, as well as high turnover at the property.  The community of Nixa, Missouri is somewhat transient in nature, which leads to higher than normal turnover.  Management is increasing their marketing efforts and focusing on tenant retention.  The property is also operating below breakeven due to high debt service.  The property was refinanced in December 2003 and the lower debt service payments should help the property breakeven in 2004.

Greenfield Properties Limited Partnership (Greenfield Properties) located in Greenfield, Missouri operated below breakeven for 2003.  The property’s operating deficits are due to low occupancy, which averaged 64% for 2003.  Both the Investment General Partner and Rural Development (RD) conducted site inspections at this property.  Both site inspections attributed the property’s low occupancy to its poor curb appeal and units not being rent ready.  After discussing the site visit reports with the Operating General Partner, management submitted a work out plan to RD, which has been approved and went into effect January 1, 2004.  Under the work out plan the property has changed its designation from elderly to family, the management company has agreed to forfeit all past due management fees, and the Operating General Partner loaned the property the necessary funds to get all the vacant units rent ready.  As of March 31, 2004 occupancy is 100%.  The property’s mortgage, real estate taxes and insurance are current.

Summersville Estates Limited Partnership (Summersville Estates) located in Summersville, Missouri operated below breakeven for 2003.  The operating deficits result from the high vacancy at this property.  The average occupancy for 2003 was 77%, compared to 71% in 2002.  Occupancy has suffered due to poor management.  In September of 2003, the site manager was replaced and efforts have been made to improve the appearance of the property and tenant base.  As of March 31, 2004 occupancy is 79%.  Management is in the process of developing an effective marketing strategy as well as identifying a qualified tenant base.  The property’s mortgage, real estate taxes, and insurance are current.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin.  The property operated with an average occupancy of 75% for the year 2003.  Occupancy has increased slightly to an average of 80% through the first quarter of 2004.  Operating expenses continue to stay below the state average.  Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the first quarter of 2004.  The management agent continues to market the available units by, working closely with the housing authority and, continuing various marketing efforts to attract qualified residents.  The Operating General Partner continues to financially support the Partnership.  The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P.  (Lofts By The Market Apartments) is a 60 unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska.  The original developer/general partner is still in place and continues to fund the operating deficits.  Over the past three years, there have been four different management companies retained to manage the property.  This inconsistency has contributed to the cash flow, compliance and accounts payable problems currently impacting the property.  On June 1, 2003, management of the property was transferred to Fieldcrest Management.  Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the general partner Operating General Partner’s assets.  It is hoped that by having a close relationship with the managing agent, the Operating General Partner will offer the necessary resources and cooperation to assure the successful ongoing operation of the property.  The major problems faced include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues.  In 2003, the management company reported the property lost $290,642 while averaging 83% physical and 79% economic occupancy for the year. The management company has struggled to provide accurate financial accounting and reporting and as a result the reported loss should be considered an estimate only until the 2003 audited financial statement is completed.  In the first quarter of 2004, the reported loss from operations was $3,364 while averaging 80% physical and 75% economic occupancy.  The audit issues cited in the 2002 Nebraska Investment Finance Authority (NIFA) audit have been resolved and an “all clear” has been given for compliance issues.  In the prior year, the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms (8823’s) for failing to file the required Annual Owner’s Certifications. Fieldcrest is currently working on resolving the prior year issues and expects to have those addressed by the third quarter of 2004.  The Operating General Partner is negotiating with mortgage lenders to procure a commitment to replace the current high interest rate financing.  His efforts are being hampered by the inconsistent operating history of the property and the inability to provide reliable financial data.

(Series 17).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the Series was 99.76%.  The series had a total of 48 properties at March 31, 2004, 47 of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $2,965,801 and $2,837,915, respectively, in passive income tax losses that were passed through to the investors and also provided $1.27 and $1.35, respectively, in tax credits per BAC to the investors. Series 17 experienced a decrease in the tax credits generated per BAC from calendar year 2002 to 2003. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2002 to 2003 results from the fact sum of the Operating Partnerships have entered their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero

As of March 31, 2004 and 2003 Investments in Operating Partnerships for Series 17 were $12,903,828 and $15,309,351, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 the Operating Partnerships reflected a net income of $824,992 and $1,513,763, respectively, when adjusted for depreciation, which is a non-cash item.  The lower adjusted net income in the current year primarily results from operations of two of the Operating Partnerships.  The Operating Partnerships reported a larger than normal interest expense due to the refinacing.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property.  In 2003, occupancy decreased from the previous year’s level, averaging 81.92% through December.  Due to the efforts of management, occupancy has shown improvement in the first quarter of 2004 with March occupancy at 86%.  The majority of the vacancies are in the elderly designated units where the occupancy rate is 66%. This has historically been the case as the senior population does not find the location a desirable one.  There are no amenities in the area, and no transportation.  Management has tried a variety of marketing approaches and has recently replaced the site staff in an effort to bring up occupancy.  The new staff that has been in place for six months has just started to see improvements.  Management has promoted events such as a food drive to bring the community together.  A new advertisement has been running in the local paper offering the first months rent-free at the senior property.  Expenses decreased from the prior year levels, however remain higher than the state average.  Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations.  Capital improvements undertaken in 2003 include exterior painting of the buildings, completion of sprinkler installation and repairs, and carpet replacement.  Air conditioning expenses increased utility costs as late summer saw several days of triple digit heat.  Despite the decreased occupancy and the high expenses, the Partnership operated above breakeven in 2003, primarily due to the accrual of soft debt.  Operating statements through March 2004 demonstrate that the Partnership continues to operate above breakeven.  The Investment General Partner will continue to monitor this Operating Partnership until occupancy increases and property operations stabilize.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $453,144 and $31,790, respectively.  Of the proceeds received it is estimated that approximately $397,078 and $27,857, respectively will be distributed to the investors.  Provided that these are the actual amounts to be distributed, the per BAC distribution amounts will be $.138 and $.007 for Series 3 and 17, respectively.  The total returned to the investors will be distributed based on the number of BACs held by each investor at the time of the sale.  The investor distributions will be made once the 2003 tax return for the Operating Partnership has been received and the appropriate non-

resident withholding calculations are completed.  The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining proceeds total of $60,000 is anticipated to be paid to BCAMLP for fees and expenses related to the sale.  The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property. Since the Investment in Operating Partnership balance of California Investors VI for Series 3 was not equal to the sale proceeds received by the series, Series 3 recorded a gain on the sale of the Operating Partnership of $453,144.

Operations at Palmetto Properties Ltd.  (Palmetto Villas) have historically suffered from low occupancy, and significant deferred maintenance issues.  The property is financially distressed.  In 2001 the property management company was replaced, and the new management company has worked diligently to resolve all outstanding issues.  Occupancy was stabilized at 91% through 2003.  Occupancy in the first quarter of 2004 has dropped to 88%.  The Operating Partnership is faced with deferred maintenance issues.  There is evidence of damage to some of the concrete patios, which are washing out as there are no gutters to divert the rainfall.  There is a drainage problem at the base of the driveways.  The kitchen counters and cabinets are old.  The property is experiencing problems with the cracking of water pipes.  The pipes are apparently buried only 5 inches below the surface.  At the current time, replacement reserves are significantly underfunded.  The Operating Partnership continues to be faced with cash flow problems.  At December 31, 2003 real estate taxes were delinquent for the years 2001 - 2003 in the amount of $85,416.  In February 2004, Rural Development agreed to voucher the 2001 and 2002 unpaid taxes.  The 2003 taxes were paid from property operations.  In an effort to make the property financially solvent, Rural Development is working towards re-amortizing the total loan amount thus easing the burden on the property for all outstanding balances due.  Management has also requested additional Rental Assistance, and a rent increase of $30 per unit.  The Investment General Partner continues to monitor the situation.

Mt.  Vernon Associates, L.P.  (Green Court Apartments) is a 76-unit building located in Mt.  Vernon, NY.  The Operating Partnership suffered from negative cash flow as a result of high operating expenses.  The property has been able to meet obligations due to the Operating General Partner funding deficits.  One of the Operating General Partners withdrew from the Partnership in the second quarter of 2003.  The remaining Operating General Partner is committed to enhancing the performance of the property.  A capital improvement escrow was funded to pay for necessary repair costs.  The withdrawing Operating General Partner funded $25,000 to the account, and the balance of the funds have come as a result of refinancing the debt on the property.  Such repairs include: work to the building façade, skylight and chimney repairs, roof repairs, and modifications to the domestic hot water system.  A site visit at the property in November 2003 showed the capital improvements in place to date have had a significant impact on curb appeal.  The balance of the repairs are scheduled for the spring of 2004.  A follow up site inspection will be done once all improvements are in place.  Operations at the property demonstrated improvement during 2003, with occupancy averaging 96.58% for the year.  Expenses decreased primarily as a result of decreased utility expenses.  Taking these factors into account, the Operating Partnership has operated above breakeven in 2003.  Occupancy remains strong going into 2004 with the first quarter averaging 98%.  Operations are running slightly below breakeven due to increased utilitiy costs.  This increase is driven by the high cost of heating oil and the increased usage during the winter months.  As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files.  Some of the non-compliance items noted were within the initial tenant files.  The non-compliance was reported to the IRS and subsequently 8823’s were issued.  Management has corrected the files to the best of their ability; however the files are not complete, and the 8823’s remain uncorrected.  The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Operating Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits.  However, final determination of any potential non-compliance issues that may exist will only be determined if the Partnership is audited by the IRS.  To date no recapture of credits have been taken.  A subsequent audit was performed at the property on January 9, 2003.  The state agency found one minor file compliance issue, which has since been corrected.  They also required deferred maintenance issues to be corrected such as the chimney and façade repairs discussed above.  The Investment General Partner continues to monitor this situation closely.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34 unit elderly development located in Waynesburg, Pennsylvania.  The 2003 financial statement indicates significantly improved operations well above breakeven.  At year-end 2003, occupancy remains above 90% and continues to trend upward into the first quarter 2004.  The Investment General Partner will continue to monitor this property, and provided that the improved operations continue the Investment General Partner will discontinue special disclosure on this Operating Partnership.

Aspen Ridge Apartments, L.P.  is a 42-unit development located in Omaha, Nebraska.  The original developer/general partner is still in place and continues to fund the operating deficits.  Over the past three years, there have been four different management companies.  This inconsistency has contributed to issues involving the cash flow, tax credit compliance and accounts payable.  On June 1, 2003, management of the property was transferred to Fieldcrest Management, an entity related to the Operating General Partner. It is hoped that by having a close relationship with the managing agent, the general partner will offer the necessary resources and cooperation to assure the successful ongoing operation of the property.  The major problems faced include inconsistent occupancy, high operating expenses and tax credit compliance issues.  In 2003, the management company reported that the property lost $142,673 while averaging 92% physical and 89% economic occupancy for the year.  The management company has struggled to provide accurate financial accounting and reporting and, as a result, the reported loss should be considered an estimate only until the 2003 audit is received.  In the first quarter of 2004 the property is reported to have generated a cash flow of $21,460 while averaging 99% physical and economic occupancy.  Issues associates with the 2002 Nebraska Investment Finance Authority (NIFA) audit have been resolved and an “all clear” has been given for compliancy.  In 2001, NIFA issued Low Income Housing Credit Agencies Report of Noncompliance forms (8823’s) for failing to file the required Annual Owner’s Certifications.  Fieldcrest is currently working on resolving the prior year 8823’s and expect to have those answered by the second quarter of 2004.  The Operating General Partner has solicited numerous mortgage lenders in an effort to procure a commitment to replace the current high interest rate mortgage.  His efforts have been unsuccessful due to the current and poor operating history of the property and the inability to provide reliable financial data.  While he plans to continue his efforts to seek new debt, considering the current obstacles that still need to be overcome it will most likely be a year (or more) before a mortgage commitment can be obtained.

(Series 18).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2003 and 2002, the series, in total, generated $2,624,127 and $2,114,854, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 18 was $7,700,394 and $10,221,873, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 the Operating Partnerships reflected a net income of $287,946 and $$9,677, respectively, when adjusted for depreciation, which is a non-cash item.  The higher adjusted net income in the current year primarily results from the improved operations of three of the Operating Partnerships.

Series 18 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Reimer Calhoun, Jr.  or an entity which is affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total.  The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

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

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun.  The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003.  It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months.  At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud.  It is anticipated that some of these costs will continue at least through completion of the Closing Agreements.  It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Glen Place Apartments (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1996 and 1997.  The 60-Day letters were the result of an IRS audit of the Operating Partnership’s tenant files.  As a result of their audit, the IRS proposed an adjustment that would disallow 59% of past and future tax credits.  The adjustment may also include interest and penalties on the past tax credits being disallowed.  The Investment General Partner and its counsel along with the Operating General

Partner and its counsel have filed an appeal and continue ongoing discussions with the appellate officer.  On February 19, 2004, the IRS issued a No Adjustments Letter.  A favorable settlement was reached and the audit completed without any changes to the Operating Partnership tax returns for the years ending 1996 and 1997.  The property operated with an average occupancy of 90% for the year 2002.  The fourth quarter 2003 occupancy increased to an average of 97%.  The operating expenses continue to stay below the state average.  Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations in the fourth quarter of 2003.  The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents.  The Operating General Partner continues to financially support the partnership.  The mortgage, taxes, insurance and payables are current.

Arch Development, LP, is a 75 unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants.  As of December 31, 2003 the property operated above breakeven; however during 2003 the Operating Partnership was delinquent in the payment of its 2003 real estate taxes.  In addition the Operating Partnership was delinquent on its water & sewer expenses that have accrued since 2001.  In 2004 the Operating Partnership made payments on its past due taxes and initiated a payment plan with the City of Boston to pay its past due water and sewer charges.  The property is in the process of refinancing its first mortgage to stabilize the operations of the property.  The Investment General Partner is working with the Operating General Partner to reduce the accounts payable and to obtain refinancing on the property.  The Operating General Partner has an unlimited guarantee in time and amount.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a six unit property, which incurred negative cash flow during 2003 as a result of low residential rental rates, and the nonpayment of commercial rental revenue to the property.  Rental rates have been increased in 2003 to offset operating expenses.  Occupancy for 2003 has averaged 85%.  As of March 31, 2004 occupancy was 100%.  Currently, the City of Chelsea has begun to initiate foreclosure proceedings against the Operating Partnership for non-payment of real estate taxes.  The Operating Partnership is also delinquent on its water & sewer and trash expenses for 2003.  To prevent the City of Chelsea from foreclosing upon the property the Investment General Partner is in negotiations with the City of Chelsea to develop a workout plan to pay all past due fees and charges owed to the City of Chelsea.  The property’s mortgage and property insurance are current.  The Operating General Partner’s operating deficit guarantee is unlimited as to amount and time.

Preston Wood Associates L.P.  (Preston Apartments) is a 62-unit property located in Bentonville, Arkansas.  During 2002 and 2003 Preston Wood operated below breakeven due to high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state.  Average occupancy during 2003 was 90% but dropped to an average 81% during the first quarter of 2004.  The fluctuations in occupancy was related to layoffs at the two major employers in the area.  In response to the drop in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to residents.  During 2003, the property continued its aggressive marketing strategy, changed its current manager.  The Investment General Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy.  The Operating General Partner continues to fund operating deficits.  The mortgage, trade payables, property taxes and insurance are current.

Newton I, L.P.  (Newton Plaza Apartments) is a 24 unit property in Newton, Iowa that over the past two years has had difficulty sustaining an average occupancy above 90%.  In 2003, the property averaged 88% occupancy; however through the first quarter of 2004, occupancy has increased to 94%.  A new site manager was hired in the first quarter of 2003 with the goal of improving relations with the local housing authority and local organizations.  The property was only able to pay about one-third of the tax bill that was due in March 2004; however taxes significantly decrease for the September 2004 payment and the property is expected to pay the delinquent amount from operations by July 2004.  With the significant tax reduction in September and the recent approval of a 2004 rent increase, it is expected that operations will improve at the property in the coming year.

Evergreen Hills Associates, L.P.  (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY.  The property has historically operated below breakeven, and continued to do so in 2003.  When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance.  Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy.  Management does not feel that the area where the property is located can support any increase.  In 2003 the average occupancy was 90.39%. The first quarter of 2004 the average occupancy decreased to 87.50%.  The Investment General Partner and Operating General Partner are working together to determine the feasibility of refinancing the permanent mortgage in an effort to decrease the debt service at the property.

(Series 19).  As of March 31, 2004 and 2003, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2003 and 2002, the series, in total, generated $2,659,448 and $1,967,875, respectively, in passive income tax losses that were passed through to the investors and also provided $1.33 for both years in tax credits per BAC to the investors.

As of March 31, 2004 and 2003, Investments in Operating Partnerships for Series 19 were $14,997,940 and $16,983,646, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2003 and 2002 the Operating Partnerships reflected a net income of $753,323 and $$1,162,585, respectively, when adjusted for depreciation which is a non-cash item.

Series 19 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner is Reimer Calhoun, Jr.  or an entity which is affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are: Hebbronville Apts., Lone Star Seniors Apts., and Martindale Apts.  The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 68 apartment units in total.  The low income housing tax credit available annually to Series 19 from the Calhoun Partnerships is approximately $78,750, which is approximately 1% of the total annual tax credit available to investors in Series 19.

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

In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming.  At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc.  On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons.  On Count 2, Mr. Calhoun received a concurrent 60 month sentence.  Mr. Calhoun’s prison sentence began on October 13, 2003.  Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties.  The amount of restitution ordered paid to the Investment General Partner was $1,559,723.  This amount includes the monies previously paid by Mr. Calhoun.  The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003.  It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships in the next two to three months.  At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud.  It is anticipated that some of these costs will continue at least through completion of the Closing Agreements.  It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Carrollton Villa, L.P.  (Carrollton Villa) located in Carrollton, Missouri operated below breakeven in 2003 as a result of low occupancy and reduced rent levels.  Occupancy at the property averaged 71% in 2003 and 79% for the first quarter 2004.  The primary problem is that Carrolton, Missouri has experienced significant economic decline.  All of the major employers have relocated.  Rent levels required reduction to attract potential residents.  Further, the Operating General Partner is working closely with the local HUD office to find qualified tenants.  Management is also running ads in the local newspaper and has posted flyers throughout the community and in surrounding areas.  The more focused marketing efforts have begun produce results in the occupancy.  The property’s mortgage, taxes and insurance are all current.

Holts Summit Square, Limited Partnership (Callaway Villa Apartments) located in Holts Summit, Missouri operated with an average occupancy of 95% in 2003.  Despite the high occupancy the property operated below breakeven in 2003 due to high turnover and the resulting maintenance expense.  Occupancy averaged 96.5% in the first quarter of 2004 and the property operated above breakeven. Management is focusing on tenant retention as well as tighter screening.  The property’s mortgage, taxes and insurance are all current.

Jeremy Associates L.P., is a 93 unit family development located in Las Colinas, Texas operated below breakeven during 2003.  Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities.  To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising.  The property also experienced high operating costs attributed to foundation and stress cracks over the past several years.  Between 2001 and 2003 a total of $61,310 in foundation work was completed.  An engineer’s report was conducted to inspect all buildings for foundation movement in 2003. The inspection identified five buildings with current foundation movement.  The 2004 budget reflects monies for foundation work to be completed on three out of five buildings totaling $38,980.  However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement.  At this point the Operating General Partner is monitoring movement in the five buildings identified in the engineer’s report before proceeding further.

Contractual Obligations

As of March 31, 2004, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Capital Contributions Payable	$200,517	—		$200,517	—	—
Asset Management Fees Payable to Affiliates	$18,685,237	$18,685,237	*	$100,000	—	—

*Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.

Off Balance Sheet Arrangements

None.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Partnership to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Partnership’s financial condition and results of operations.  The Partnership believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Partnership is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships.  The Partnership accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Partnership does not control the operations of the Operating Limited Partnership.

If the book value of the Partnership’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an interpretation of ARB No. 51, “Consolidated Financial Statements,” which provides new accounting guidance on when a business enterprise must consolidate a variable interest entity, as defined in FIN 46.  In December 2003, the FASB reissued the interpretation to clarify certain requirements and provide additional implementation guidance.  The general partners, after careful review and analysis of FIN 46, have preliminarily determined that FIN 46 will have no effect on the partnership’s current accounting for its investments in operating limited partnerships.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The general partners have evaluated SFAS No. 150 and determined that it does not have an effect on the partnership’s financial reporting and disclosures.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk– Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 14 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure	None.

Item 9a.		Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership’s periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 55, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation, where he is primarily responsible for strategic planning, business development and implementation of corporate growth strategies. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit Program and in the creation of affordable housing. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council which is the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also serves as a member of the Advisory Board of the Woodrow Wilson Institute for International Scholars in Washington D.C and on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 59, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute

(Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of FurnitureFind.com and Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 42, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses.  Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing for Boston Capital Corporation since 1992. Mr. Costello directs Boston Capital Corporation’s institutional investment business. He has overseen this segment of Boston Capital Corporation’s investment business which encompasses investment activities for corporate institutional funding, private proprietary funds and state CRA funds, since its inception in 1992. Mr. Costello has over 20 years experience in the real estate syndication and investment services industry, including previous roles at Boston Capital Corporation leading the acquisition team and managing the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company where he focused on real estate syndication. Mr. Costello has also held senior management positions with two major medical firms, Abbott Laboratories and Roche Diagnostics. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 40, was promoted to Chief Financial Officer of Boston Capital Corporation in May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting since January 2002 and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)

The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert.  The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The General Partner of the Partnership, Boston Capital Associates LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc.  The Code of Ethics will be provided without charge to any person who requests it.  Such request should be directed to, Marc N. Teal Boston Capital Corp. One Boston Place Boston, MA 02108.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2004 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.  The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2004 was $2,202,369.

2.  The Fund has reimbursed an affiliate of the General Partner a total of $133,702 for amounts charged to operations during the year ended March 31, 2004.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners.

	As of March 31, 2004, 21,996,102 BACs had been issued. The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

	Series	% of BACs held
	Series 15	5.89%
	Series 16	7.51%
	Series 17	7.61%
	Series 18	7.08%
	Series 19	8.03%

(b)	Security ownership of management.

	The General Partner has a 1% interest in all Profits, Losses,Credits and distributions of the Fund. The Funds’s response to Item 12(a) is incorporated herein by reference.

(c)	Changes in control.

There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Partnership.  There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions

(a)	Transactions with management and others.

The Fund has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2004.

(b)	Certain business relationships.

	The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Indebtedness of management.
	None.

(d)	Transactions with promoters.
	Not applicable.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following

	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Fee Type
Audit Fees	$27,175	$27,400	$21,900	$17,100	$14,550

Audit Related Fees	360	360	360	360	360

Tax Fees	12,910	12,255	9,773	7,292	5,982

All Other Fees	—	—	—	—	—

Total	$40,445	$40,015	$32,033	$24,752	$20,892

Fees paid to the Fund’s independent auditors for Fiscal year 2003 were comprised of the following

Fee Type
Audit Fees	$26,612	$27,105	$21,684	$16,756	$14,292

Audit Related Fees	360	360	360	360	360

Tax Fees	12,920	12,260	9,785	7,310	5,990

All Other Fees	—	—	—	—	—

Total	$39,892	$39,725	$31,829	$24,426	$20,642

Audit Committee
The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2004 and 2003

Statements of Operations for the years ended March 31, 2004, 2003, and 2002.

Statements of Changes in Partners’ Capital for the years ended March 31, 2004, 2003, and 2002.

Statements of Cash Flows for the years ended March 31, 2004, 2003, and 2002.

Notes to Financial Statements March 31, 2004, 2003, and 2002

Schedule III – Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1 Reports on Form 8-K

There were no reports on Form 8-K filed for the period ended March 31, 2004

(c) 1.Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 – Organization Documents.

a.                                Certificate of Limited Partnership of Boston Capital Tax Credit Fund III L.P.  (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)

Exhibit No. 4 – Instruments defining the rights of security holders, including indentures.

a.                                Agreement of Limited Partnership of Boston Capital Tax Credit Fund III L.P.  (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)

Exhibit No. 10 – Material contracts.

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

Exhibit No. 28 – Additional exhibits.

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

Exhibit No. 31 Certification 302

a.                                                Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

b.                                               Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.                                                Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.                                               Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 99.1 – Independent Auditor’s Reports for Operating Partnerships, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner

Date: July 14, 2004	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2004	/s/ John P. Manning	Director, President
(Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.
John P. Manning

July 14, 2004	/s/ Marc N. Teal	Chief Financial Officer
(Principal Financial and Accounting Officer), C&M Management, Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal