Form 10-Q
period 2004-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2004-08-19
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2004

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30,2004

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

Statements of Cash Flows 19

Statements of Cash Flows Series 15 21

Statements of Cash Flows Series 16 23

Statements of Cash Flows Series 17 25

Statements of Cash Flows Series 18 27

Statements of Cash Flows Series 19 29

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Investment *

Note C Related Party Transactions 33

Note D Investments 34

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 35

Combined Statements Series 16 36

Combined Statements Series 17 37

Combined Statements Series 18 38

Combined Statements Series 19 39

Liquidity 41

Capital Resources 41

Results of Operations 42

Critical Accounting Policies 55

Quantitative and Qualitative 55

Controls and Procedures 55

Part II Other Information 56

SIGNATURES 57

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 52,604,218	$ 54,486,514

OTHER ASSETS

Cash and cash equivalents	1,256,006	1,162,053
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	1,250,722	1,267,910
Other assets	1,725,282	1,675,935
	$57,037,337	$ 58,793,521

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	19,968,635	19,320,599
Capital contributions payable	199,017	200,517
	20,168,797	19,522,261

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of June 30, 2004	38,389,516	40,768,209
General Partner	(1,520,976)	(1,496,949)
	36,868,540	39,271,260
	$ 57,037,337	$ 58,793,521

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 7,289,825	$ 7,381,968

OTHER ASSETS

Cash and cash equivalents	369,428	346,593
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	191,837	194,465
Other assets	110,078	110,078
	$ 7,961,168	$ 8,033,104

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,158,829	5,022,466
Capital contributions payable	16,206	16,206
	5,176,180	5,039,817

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of June 30, 2004	3,089,809	3,296,025
General Partner	(304,821)	(302,738)
	2,784,988	2,993,287
	$ 7,961,168	$ 8,033,104

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$10,870,347	$11,502,384

OTHER ASSETS

Cash and cash equivalents	350,579	309,833
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	307,557	311,770
Other assets	110,860	110,860
	$11,639,343	$12,234,847

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,159,961	4,986,966
Capital contributions payable	72,362	73,862
	5,232,323	5,060,828

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of June 30, 2004	6,809,559	7,568,888
General Partner	(402,539)	(394,869)

	6,407,020	7,174,019
	$11,639,343	$12,234,847

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (Note D)	$12,722,867	$12,903,828

OTHER ASSETS

Cash and cash equivalents	286,572	243,300
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	276,011	279,898
Other assets	1,364,659	1,364,659
	$14,851,218	$14,992,794

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,593,475	5,453,121
Capital contributions payable	67,895	67,895
	5,661,370	5,521,016

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of June 30, 2004	9,527,629	9,806,740
General Partner	(337,781)	(334,962)
	9,189,848	9,471,778
	$14,851,218	$14,992,794

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$ 7,121,960	$ 7,700,394

OTHER ASSETS

Cash and cash equivalents	88,004	138,631
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, Net of accumulated amortization (Note B)	209,237	212,090
Other assets	138,531	89,184
	$ 7,557,732	$ 8,140,299

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,835,217	2,739,729
Capital contributions payable	18,554	18,554
	2,853,771	2,758,283

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of June 30, 2004	4,967,149	5,638,423
General Partner	(263,188)	(256,407)
	4,703,961	5,382,016
	$ 7,557,732	$ 8,140,299

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS (NOTE D)	$14,599,219	$14,997,940

OTHER ASSETS

Cash and cash equivalents	161,423	123,696
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	266,080	269,687
Other assets	1,154	1,154
	$15,027,876	$15,392,477

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,221,153	1,118,317
Capital contributions payable	24,000	24,000
	1,245,153	1,142,317

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of June 30, 2004	13,995,370	14,458,133
General Partner	(212,647)	(207,973)
	13,782,723	14,250,160
	$15,027,876	$15,392,477

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 2,152	$ 3,220
Other income	1,044	1,302
	3,196	4,522

Share of loss from Operating Partnerships(Note D)	(1,854,448)	(2,331,000)

Expenses
Professional fees	37,397	52,424
Fund management fee (Note C)	476,130	480,894
Amortization	17,188	17,188
General and administrative expenses	20,753	10,965
	551,468	561,471

NET LOSS	$(2,402,720)	$(2,887,949)

Net loss allocated to limited partners	$(2,378,693)	$(2,859,069)

Net loss allocated to general partner	$ (24,027)	$ (28,880)

Net loss per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2004	2003

Income
Interest income	$ 665	$ 872
Other income	11	653
	676	1,525

Share of loss from Operating Partnerships(Note D)	(91,891)	(106,671)

Expenses
Professional fees	9,690	10,460
Fund management fee	100,287	108,348
Amortization	2,628	2,628
General and administrative expenses	4,479	2,035
	117,084	123,471

NET LOSS	$ (208,299)	$ (228,617)

Net loss allocated to limited partners	$ (206,216)	$ (226,331)

Net loss allocated to general partner	$ (2,083)	$ (2,286)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2004	2003

Income
Interest income	$ 610	$ 896
Other income	6	39
	616	935

Share of loss from Operating Partnerships(Note D)	(605,328)	(973,638)

Expenses
Professional fees	9,195	9,960
Fund management fee	143,936	129,766
Amortization	4,213	4,213
General and administrative expenses	4,943	2,839
	162,287	146,778

NET LOSS	$ (766,999)	$(1,119,481)

Net loss allocated to limited partners	$ (759,329)	$(1,108,286)

Net loss allocated to general partner	$ (7,670)	$ (11,195)

Net loss per BAC	$ (.14)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2004	2003

Income
Interest income	$ 474	$ 810
Other income	1,013	-
	1,487	810

Share of loss from Operating Partnerships(Note D)	(180,139)	(325,351)

Expenses
Professional fees	7,338	11,327
Fund management fee	87,657	91,115
Amortization	3,887	3,887
General and administrative expenses	4,396	2,415
	103,278	108,744

NET LOSS	$ (281,930)	$ (433,285)

Net loss allocated to limited partners	$ (279,111)	$ (428,952)

Net loss allocated to general partner	$ (2,819)	$ (4,333)

Net loss per BAC	$ (.06)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2004	2003

Income
Interest Income	$ 192	$ 249
Other income	14	610
	206	859

Share of loss from Operating Partnerships(Note D)	(578,434)	(620,566)

Expenses
Professional fees	6,168	12,590
Fund management fee	87,301	70,208
Amortization	2,853	2,853
General and administrative expenses	3,505	1,713
	99,827	87,364

NET LOSS	$ (678,055)	$ (707,071)

Net loss allocated to limited partners	$ (671,274)	$ (700,000)

Net loss allocated to general partner	$ (6,781)	$ (7,071)

Net loss per BAC	$ (.19)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2004	2003

Income
Interest income	$ 211	$ 393
Other income	-	-
	211	393

Share of loss from Operating Partnerships(Note D)	(398,656)	(304,774)

Expenses
Professional fees	5,006	8,087
Fund management fee	56,949	81,457
Amortization	3,607	3,607
General and administrative expenses	3,430	1,963
	68,992	95,114

NET LOSS	$ (467,437)	$ (399,495)

Net loss allocated to limited partners	$ (462,763)	$ (395,500)

Net loss allocated to general partner	$ (4,674)	$ (3,995)

Net loss per BAC	$ (.11)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2004

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ 40,768,209	$(1,496,949)	$ 39,271,260

Net income (loss)	(2,378,693)	(24,027)	(2,402,720)

Partners' capital (deficit), June 30, 2004	$ 38,389,516	$(1,520,976)	$ 36,868,540

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2004	$ 3,296,025	$ (302,738)	$ 2,993,287

Net income (loss)	(206,216)	(2,083)	(208,299)

Partners' capital (deficit) June 30, 2004	$ 3,089,809	$ (304,821)	$ 2,784,988

Series 16
Partners' capital (deficit) April 1, 2004	$ 7,568,888	$ (394,869)	$ 7,174,019

Net income (loss)	(759,329)	(7,670)	(766,999)

Partners' capital (deficit) June 30, 2004	$ 6,809,559	$ (402,539)	$ 6,407,020

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2004	$ 9,806,740	$ (334,962)	$ 9,471,778

Net income (loss)	(279,111)	(2,819)	(281,930)

Partners' capital (deficit) June 30, 2004	$ 9,527,629	$ (337,781)	$ 9,189,848

Series 18
Partners' capital (deficit) April 1, 2004	$ 5,638,423	$ (256,407)	$ 5,382,016

Net income (loss)	(671,274)	(6,781)	(678,055)

Partners' capital (deficit), June 30, 2004	$ 4,967,149	$ (263,188)	$ 4,703,961

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2004	$ 14,458,133	$ (207,973)	$ 14,250,160

Net income (loss)	(462,763)	(4,674)	(467,437)

Partners' capital (deficit), June 30, 2004	$ 13,995,370	$ (212,647)	$ 13,782,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$(2,402,720)	$(2,887,949)
Adjustments
Distributions from Operating Partnerships	27,848	137,332
Amortization	17,188	17,188
Share of Loss from Operating Partnerships	1,854,448	2,331,000
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	383,970
Decrease (Increase) in other assets	(49,347)	1,080,985
(Decrease) Increase in accounts payable affiliates	648,036	648,036

Net cash (used in) provided by operating activities	95,453	1,710,562

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(1,500)	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	164,404
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	164,404

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2004	2003

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,953	1,874,966

Cash and cash equivalents, beginning	1,162,053	1,077,156

Cash and cash equivalents, ending	$ 1,256,006	$ 2,952,122

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2004	2003
Cash flows from operating activities:

Net Loss	$ (208,299)	$ (228,617)
Adjustments
Distributions from Operating Partnerships	252	-
Amortization	2,628	2,628
Share of Loss from Operating Partnerships	91,891	106,671
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	96,524
Decrease (Increase) in other assets	-	508,254
(Decrease) Increase in accounts payable affiliates	136,363	136,363

Net cash (used in) provided by operating activities	22,835	621,823

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	135,722
Investments	-	-

Net cash (used in) provided by investing activities	-	135,722

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2004	2003

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,835	757,545

Cash and cash equivalents, beginning	346,593	267,889

Cash and cash equivalents, ending	$ 369,428	$ 1,025,434

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2004	2003
Cash flows from operating activities:

Net Loss	$ (766,999)	$(1,119,481)
Adjustments
Distributions from Operating Partnerships	26,709	42,252
Amortization	4,213	4,213
Share of Loss from Operating Partnerships	605,328	973,638
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	172,995	172,995

Net cash (used in) provided by operating activities	42,246	73,617

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(1,500)	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Investments	(1,500)	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2004	2003

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,746	73,617

Cash and cash equivalents, beginning	309,833	353,482

Cash and cash equivalents, ending	$ 350,579	$ 427,099

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2004	2003
Cash flows from operating activities:

Net Loss	$ (281,930)	$ (433,285)
Adjustments
Distributions from Operating Partnerships	822	1,558
Amortization	3,887	3,887
Share of Loss from Operating Partnerships	180,139	325,351
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	294,946
Decrease (Increase) in other assets	-	572,731
(Decrease) Increase in accounts payable affiliates	140,354	140,354

Net cash (used in) provided by operating activities	43,272	905,542

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	28,682
Investments	-	-

Net cash (used in) provided by investing activities	-	28,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2004	2003

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,272	934,224

Cash and cash equivalents, beginning	243,300	199,264

Cash and cash equivalents, ending	$ 286,572	$ 1,133,488

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2004	2003
Cash flows from operating activities:

Net Loss	$ (678,055)	$ (707,071)
Adjustments
Distributions from Operating Partnerships	-	22,433
Amortization	2,853	2,853
Share of Loss from Operating Partnerships	578,434	620,566
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(49,347)	-
(Decrease) Increase in accounts payable affiliates	95,488	95,488

Net cash (used in) provided by operating activities	(50,627)	34,269

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships
Proceeds from sale of operating Limited partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2004	2003

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,627)	34,269

Cash and cash equivalents, beginning	138,631	109,633

Cash and cash equivalents, ending	$ 88,004	$ 143,902

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2004	2003
Cash flows from operating activities:

Net Loss	$ (467,437)	$ (399,495)
Adjustments
Distributions from Operating Partnerships	65	71,089
Amortization	3,607	3,607
Share of Loss from Operating Partnerships	398,656	304,774
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,500)
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	102,836	102,836

Net cash (used in) provided by operating activities	37,727	75,311

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2004	2003

Continued

Cash flows from financing activity:

Credit adjusters received from Operating Partnerships	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,727	75,311

Cash and cash equivalents, beginning	123,696	146,888

Cash and cash equivalents, ending	$ 161,423	$ 222,199

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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
June 30, 2004

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2004 and for three months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Investments

The Fund had included in investments, Certificates of Deposit with original materities of one year or less. These investments were carried at cost. All Certificates of Deposit matured prior to June 30, 2004 and the funds are now included in cash and cash equivalents.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2004 the Fund has accumulated unallocated acquisition amortization totaling $642,616.  The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2004 and 2003 is as follows:

	2004	2003

Series 15	$ 97,332	$ 86,821
Series 16	155,871	139,021
Series 17	151,740	136,190
Series 18	105,703	94,290
Series 19	131,970	117,576
	$642,616	$573,898

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended June 30, 2004 and 2003 are as follows:

	2004	2003

Series 15	$136,363	$136,363
Series 16	172,995	172,995
Series 17	140,354	140,354
Series 18	95,488	95,488
Series 19	102,836	102,836
	$648,036	$648,036

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2004 and 2003, the Fund had limited partnership interests in 239 and 239, respectively. Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2004 and 2003 is as follows:

	2004	2003
Series 15	67	67
Series 16	64	64
Series 17	48	48
Series 18	34	34
Series 19	26	26
	239	239

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2004 and 2003 are as follows:

	2004	2003

Series 15	$ 16,206	$ 16,206
Series 16	72,362	75,362
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	24,000	24,000
	$199,017	$202,017

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the Three Months ended March 31, 2004.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2004	2003

Revenues
Rental	$ 2,836,425	$ 2,711,132
Interest and other	161,320	136,537

	2,997,745	2,847,669

Expenses
Interest	729,723	702,984
Depreciation and amortization	875,714	874,335
Operating expenses	1,922,178	1,897,657
	3,527,615	3,474,976

NET LOSS	$ (529,870)	$ (627,307)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (91,891)	$ (176,226)

Net loss allocated to other Partners	$ (5,299)	$ (6,273)

Net loss suspended	$ (432,680)	$ (444,808)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2004	2003

Revenues
Rental	$ 3,509,047	$ 3,327,460
Interest and other	180,595	193,660

	3,689,642	3,521,120

Expenses
Interest	868,395	900,928
Depreciation and amortization	1,103,537	1,123,117
Operating expenses	2,509,350	2,627,949
	4,481,282	4,651,994

NET LOSS	$ (791,640)	$ (1,130,874)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (605,328)	$ (973,638)

Net loss allocated to other Partners	$ (7,916)	$ (11,309)

Net loss suspended	$ (178,396)	$ (145,927)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2004	2003

Revenues
Rental	$ 3,365,535	$ 3,271,059
Interest and other	113,535	141,891

	3,479,070	3,412,950

Expenses
Interest	865,636	938,750
Depreciation and amortization	916,731	894,253
Operating expenses	1,998,596	2,066,652
	3,780,963	3,899,655

NET LOSS	$ (301,893)	$ (486,705)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (180,139)	$ (325,351)

Net loss allocated to other Partners	$ (3,020)	$ (4,868)

Net loss suspended	$ (118,734)	$ (156,486)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2004	2003

Revenues
Rental	$ 1,864,130	$ 1,737,973
Interest and other	60,189	76,974

	1,924,319	1,814,947

Expenses
Interest	472,199	465,951
Depreciation and amortization	656,204	651,462
Operating expenses	1,463,073	1,421,990
	2,591,476	2,539,403

NET LOSS	$ (667,157)	$ (724,456)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (578,434)	$ (620,566)

Net loss allocated to other Partners	$ (6,672)	$ (7,245)

Net loss suspended	$ (82,051)	$ (96,645)

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
June 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2004	2003

Revenues
Rental	$ 2,522,082	$ 2,500,922
Interest and other	92,765	102,886

	2,614,847	2,603,808

Expenses
Interest	811,583	822,498
Depreciation and amortization	706,899	664,111
Operating expenses	1,531,552	1,444,527
	3,050,034	2,931,136

NET LOSS	$ (435,187)	$ (327,328)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (398,656)	$ (304,774)

Net loss allocated to other Partners	$ (4,352)	$ (3,273)

Net loss suspended	$ (32,179)	$ (19,281)

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended December 31, 2004 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2004 were $648,036 and total fund management fees accrued as of June 30, 2004 were $19,333,276. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

The Fund has recorded an additional $635,362 as payable to affiliates. This represents fundings to make advances and/or loans to one Operating Partnership in Series 17.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in one of the Operating Partnerships.

During the quarter ended June 30, 2004, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $16,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2004.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended June 30, 2004, $1,500 of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $72,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2004.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in one of the Operating Partnerships.

     During the quarter ended June 30, 2004, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of June 30, 2004. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set fourth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended June 30, 2004, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 2004.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 2004, none of Series 19 net offering proceeds were used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2004.

Results of Operations

As of June 30, 2004 and 2003 the Fund held limited partnership interests in 239 Operating Partnerships.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended June 30, 2004 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $100,287, $143,936, $87,657, $87,301, and $56,949 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2004 and 2003, the average qualified occupancy for the series was 99.9%.  The series had a total of 67 properties June 30, 2004. Out of the total 66 were at 100% qualified occupancy.

For the three months being reported Series 15 reflects a net loss from Operating Partnerships of $529,870.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $345,844.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) are $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. Average occupancy through the second quarter of 2004 is 94%, however, operations remain below breakeven due to high operating expenses. The high operating expenses at the property are tied to preventative maintenance measures taken to maintain the development in a highly competitive market. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Average physical occupancy in 2003 was 72%. In the fourth quarter of 2003, physical occupancy improved to 85%. Despite low occupancy in 2003, the property operated above breakeven. In the second quarter on 2004 occupancy continues to be low at 82% however, the property is operating above breakeven with Debt Coverage Service Ratio of 1.06. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. In January 2004, to enhance revenue, Rural Development allowed management to increase rental rates from $450 to $510 for one bedroom apartments and from $500 to $560 for two bedroom apartments. The property can support rental increases because the residents only pay 30% of their monthly income with the rest covered by rental assistance. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24 unit, family property located in Livingston, Texas. As of the second quarter of 2004, the property's occupancy averaged 87%. However, the partnership was able to operate above breakeven due to low debt service payments. Low occupancy is a factor of poor curb appeal, resulting in a negative public perception. Management has improved the landscaping at the site to improve appeal and provided training to the property manager to improve her management/marketing skills. The Investment General Partner will continue to closely monitor Livingston Plaza's improving operations. All taxes, insurance and mortgage payments are current. The Operating General Partner guarantee is unlimited in time and amount.

Series 16

As of June 30, 2004 and 2003, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at June 30, 2004, all of which were at 100% qualified occupancy.

For the three months being reported Series 16 reflects a net loss from Operating Partnerships of $791,640.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $311,897.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

Cass Partners,L.P. (The Fitzgerald Building) is a 20-unit family property, located in Plattsmouth, NE, that continues to operate below breakeven due to low occupancy. In the first quarter of 2004, average physical occupancy dropped significantly to 35% and remained at 35% through the second quarter of 2004. To improve marketability of the property, the Operating General Partner made a decision to renovate ten out of thirteen vacant apartments which temporarily decreased the occupancy. There is an over abundance of affordable housing in the area negatively impacting occupancy at this property. In addition, lay-offs at area businesses have further softened the market. The management company has stepped up their advertising, met with the local real estate companies, and has increased site signage. The Operating General Partner has supported the property financially in the past and has indicated that he will provide the funds for repairs to these units. There are four commercial spaces at the property, one of which is currently vacant. Since parking is limited, the management company requested additional parking spaces from the City of Plattsmouth, but the request was declined. The mortgage and the insurance are current; however the taxes are overdue for 2003.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32 unit elderly development. The 2003 audited financial statement indicates operations below breakeven due to low occupancy. The low occupancy in 2003 was due to the lack of rental assistance for seven of the units and a recently imposed restriction on Section 8 mobile vouchers. As of June 2004, occupancy at the property declined to 88%. The management company currently maintains a significant waiting list of pre-qualified tenants and three of the four vacant units have been rented as of August 2004.

Branson Christian County II Limited Partnerships (Abbey Orchards Apartments II) located in Nixa, Missouri operated below breakeven in 2003. The operating deficits result from the low occupancy rate at this property, which averaged 89.3% in 2003. The average occupancy for the second quarter of 2004 was 94.0%. Occupancy had been a problem for this property due to increased competition in the community, as well as high turnover at the property. The community of Nixa, Missouri is somewhat transient in nature, which leads to higher than normal turnover. Management increased their marketing efforts and focused on tenant retention. The property has operated above breakeven through the second quarter of 2004.

Greenfield Properties Limited Partnership (Greenfield Properties) located in Greenfield, Missouri operated below breakeven for 2003. The property's operating deficits are due to low occupancy, which averaged 64% for 2003. Both the Investment General Partner and Rural Development (RD) conducted site inspections at this property. Both site inspections attributed the property's low occupancy to its poor curb appeal and units not being rent ready. After discussing the site visit reports with the Operating General Partner, management submitted a work out plan to Rural Development, which has been approved and went into effect January 1, 2004. Under the work out plan the property has changed its designation from elderly to family, the management company has agreed to forfeit all past due management fees, and the Operating General Partner loaned the property the necessary funds to get all the vacant units rent ready. As of June 30, 2004 occupancy is 100%. The property's mortgage, real estate taxes and insurance are current.

Summersville Estates Limited Partnership (Summersville Estates) located in Summersville, Missouri operated below breakeven for 2003. The operating deficits result from the high vacancy at this property. Occupancy has suffered due to poor management. To improve occupancy, management has hired a new site manager. To improve the property's cash flow management has raised the rents by $30. Management does not expect the rent increase to affect occupancy, because the property has rental assistance for 92% of its units. As of June 30, 2004 occupancy is 75%. All vacant units are rent ready. Management is in the process of developing an effective marketing strategy as well as identifying a qualified tenant base. The property's mortgage, real estate taxes, and insurance are current.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 75% for the year 2003. Occupancy has increased slightly to an average of 83% through the second quarter of 2004. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the second quarter of 2004. The management agent continues to market the available units by, working closely with the housing authority and, continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60 unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow, compliance and accounts payable problems currently impacting the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. It is hoped that by having a close relationship with the managing agent, the Operating General Partner will offer the necessary resources and cooperation to assure the successful ongoing operation of the property. The major problems faced include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues. In 2003, the management company reported the property lost $290,642 while averaging 83% physical and 79% economic occupancy for the year. The management company has struggled to provide accurate financial accounting and reporting and as a result the reported losses were significantly higher than the $134,326 loss reported on the 2003 audit. Through the second quarter of 2004, the reported loss from operations were less than $2,000 while averaging 81% physical and 79% economic occupancy. The audit issues cited in the 2002 Nebraska Investment Finance Authority (NIFA) audit have been resolved and an "all clear" has been given for compliance issues. In the prior year, the State Agency issued Low Income Housing Credit Agencies Report of Noncompliance forms (8823's) for failing to file the required Annual Owner's Certifications. Fieldcrest is currently working on resolving the prior year issues and expects to have those addressed by the third quarter of 2004. The Operating General Partner is negotiating with mortgage lenders to procure a commitment to replace the current high interest rate financing. The Operating General Partner efforts are being hampered by the inconsistent operating history of the property and the inability to provide reliable financial data. It is unlikely that the Operating General Partner will be able to obtain a commitment until operations stabilize and the property produces positive cash flow for more than 90 concurrent days.

Series 17

   As of June 30, 2004 and 2003, the average qualified occupancy for the series was 99.7%.  The series had a total of 48 properties at June 30, 2004.  Out of the total 47 were at 100% qualified occupancy.

For the three months being reported Series 17 reflects a net loss from Operating Partnerships of $301,893.  When adjusted for depreciation, which, is a non-cash item, the Operating Partnerships reflect positive operations of $614,838. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year's level, averaging 81.9% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with June occupancy at 95%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. Capital improvements undertaken in 2003 included exterior painting of the buildings, completion of sprinkler installation and repairs, and carpet replacement. Despite the decreased occupancy and the high expenses, the Operating Partnership operated above breakeven in 2003, primarily due to the accrual of soft debt. A substantial rent increase went into effect in February 2004, and operating statements through June 2004 demonstrate that the Operating Partnership continues to operate above breakeven. The Investment General Partner will continue to monitor this Operating Partnership until property operations stabilize.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership are $453,144 and $31,790, respectively. Of the proceeds received $352,751 and $24,765, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees.

Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy, and significant deferred maintenance issues. The property is financially distressed. In 2001 the property management company was replaced, and the new management company has worked diligently to resolve all outstanding issues. Occupancy was stabilized at 91% through 2003. Occupancy in June 2004 has increased to 94%. The Operating Partnership is faced with deferred maintenance issues. There is evidence of damage to some of the concrete patios, which are washing out as there are no gutters to divert the rainfall. There is a drainage problem at the base of the driveways. The kitchen counters and cabinets are old. The property is experiencing problems with the cracking of water pipes. The pipes are apparently buried only 5 inches below the surface. At the current time, replacement reserves are significantly underfunded. The Operating Partnership continues to be faced with cash flow problems. At December 31, 2003 real estate taxes were delinquent for the years 2001 - 2003 in the amount of $85,416. In February 2004, Rural Development agreed to voucher the 2001 and 2002 unpaid taxes. The 2003 taxes were paid from property operations. In an effort to make the property financially solvent, Rural Development is working towards re-amortizing the total loan amount thus easing the burden on the property for all outstanding balances due. It is anticipated that the re-amortization will be finalized during the third quarter. Management has also requested additional Rental Assistance, and a rent increase of $30 per unit. The Investment General Partner continues to monitor the situation.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY. The Operating Partnership suffered from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. One of the Operating General Partners withdrew from the Partnership in the second quarter of 2003. The remaining Operating General Partner is committed to enhancing the performance of the property. A capital improvement escrow was funded to pay for necessary repair costs. The withdrawing Operating General Partner funded $25,000 to the account, and the balance of the funds have come as a result of refinancing the debt on the property. Such repairs include: work to the building façade, skylight and chimney repairs, roof repairs, and modifications to the domestic hot water system. A site visit at the property in November 2003 showed the capital improvements in place to date have had a significant impact on curb appeal. The balance of the repairs were completed in the spring of 2004. A follow up site inspection is scheduled for September 2004. Operations at the property demonstrated improvement during 2003, with occupancy averaging 96.58% for the year. Expenses decreased primarily as a result of decreased utility expenses. Taking these factors into account, the Operating Partnership has operated above breakeven in 2003. Occupancy remains strong going into 2004 with occupancy through the second quarter averaging 98%. Operations are running slightly below breakeven due to increased utility costs in the first quarter driven by the high cost of heating oil and the increased usage during the winter months. Maintenance costs rose in the second quarter as a result of capital improvements. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files. Some of the non-compliance items noted were within the initial tenant files. The non-compliance was reported to the IRS and subsequently 8823's were issued. Management has corrected the files to the best of their ability; however the files are not complete, and the 8823's remain uncorrected. The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Operating Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits. However, final determination of any potential non-compliance issues that may exist will only be determined if the Partnership is audited by the IRS. To date no recapture of credits have been taken. A subsequent audit was performed at the property on January 9, 2003. The state agency found one minor file compliance issue, which has since been corrected. They also required deferred maintenance issues to be corrected such as the chimney and façade repairs discussed above. The Investment General Partner continues to monitor this situation closely.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34 unit elderly development located in Waynesburg, Pennsylvania. The 2003 financial statement indicates significantly improved operations well above breakeven. At year-end 2003, and through the second quarter of 2004, occupancy was 90%. The Investment General Partner will continue to monitor this property. Provided that the improved operations continue throughout 2004 the Investment General Partner will discontinue special disclosure on this Operating Partnership.

Aspen Ridge Apartments, L.P. a 42-unit development located in Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies. This inconsistency has contributed to issues involving the cash flow, tax credit compliance and accounts payable. On June 1, 2003, management of the property was transferred to Fieldcrest Management, an entity related to the Operating General Partner. It is hoped that by having a close relationship with the managing agent, the Operating General Partner will offer the necessary resources and cooperation to assure the successful ongoing operation of the property. The major problems faced include inconsistent occupancy, high operating expenses and tax credit compliance issues. In 2003, the management company reported that the property lost $142,673 while averaging 92% physical and 89% economic occupancy for the year. The management company has struggled to provide accurate financial accounting and reporting and, as a result, the reported losses were significantly higher than the $38,253 actual loss reflected on the 2003 audit. Through the second quarter of 2004 the property is reported to have generated a cash flow of nearly $40,000 while averaging 99% physical and economic occupancy. Issues associated with the 2002 Nebraska Investment Finance Authority (NIFA) audit have been resolved and an "all clear" has been given for compliance. In 2001, NIFA issued Low Income Housing Credit Agencies Report of Noncompliance forms (8823's) for failing to file the required Annual Owner's Certifications. Fieldcrest is currently working on resolving the prior year 8823's and expect to have those answered by the second quarter of 2004. The Operating General Partner has solicited numerous mortgage lenders in an effort to procure a commitment to replace the current high interest rate mortgage. His efforts have been unsuccessful due to the poor operating history of the property and the inability of the general partner to provide reliable financial data. While he plans to continue his efforts to seek new debt, considering the current obstacles that still need to be overcome it could be a year before a mortgage commitment can be obtained.

Series 18

 As of June 30, 2004 and 2003 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at June 30, 2004, all of which were at 100% qualified occupancy.

For the three months being reported Series 18 reflects a net loss from Operating Partnerships of $667,157. When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect negative operations of $10,953. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

Glen Place Apartments (Glen Place Apartments) received 60-Day letters issued by the IRS stating that the Operating Partnership had not met certain Internal Revenue Code Section 42 requirements for the tax years 1996 and 1997. The 60-Day letters were the result of an IRS audit of the Operating Partnership's tenant files. As a result of their audit, the IRS proposed an adjustment that would disallow 59% of past and future tax credits. The adjustment may also include interest and penalties on the past tax credits being disallowed. The Investment General Partner and its counsel along with the Operating General Partner and its counsel filed an appeal. On February 19, 2004, the IRS issued a No Adjustments Letter. A favorable settlement was reached and the audit completed without any changes to the Operating Partnership tax returns for the years ending 1996 and 1997. The property operated with an average occupancy of 90% for the year 2002. The fourth quarter 2003 occupancy increased to an average of 97%. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations in the fourth quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, is a 75 unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. Occupancy during the second quarter of 2004 reached 94%. The property has been delinquent in their water and sewer and real estate payments to the City of Boston and has struggled in meeting the resulting payment agreement. The Operating General Partner has initiated discussions with two area banks to refinance the property at a reduced interest rate and the Investment General Partner is reviewing the information to determine the impact of refinancing on the partnership. The Operating General Partner has an unlimited guarantee in time and amount.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a six unit property, which incurred negative cash flow during 2003 as a result of low residential rental rates, and the nonpayment of commercial rental revenue to the property. Rental rates have been increased in 2003 to offset operating expenses. Occupancy for 2003 has averaged 85%. As of June 30, 2004 occupancy is 66%. To prevent the City of Chelsea from foreclosing on the property the Investment General Partner and the Operating General Partner have each agreed to pay 50% of the outstanding real estate taxes and water & sewer charges. The Operating General Partner is negotiating with the City of Chelsea to pay past due trash charges. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to amount and time.

Preston Wood Associates L.P. (Preston Apartments) is a 62-unit property located in Bentonville, Arkansas. During 2002 and 2003 Preston Wood operated below breakeven due to high debt service and high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state. Average occupancy through June 2004 is 90%. Fluctuations in occupancy in 2003 and during the first quarter of 2004 were related to layoffs at the two major employers in the area. In response to the change in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to residents. During 2003, the property continued its aggressive marketing strategy, changed its current manager and re-amoritized the debt. The Investment General Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy. The Operating General Partner continues to fund operating deficits. The mortgage, trade payables, property taxes and insurance are current.

Newton I, L.P. (Newton Plaza Apartments) is a 24 unit property in Newton, Iowa that over the past two years has had difficulty sustaining an average occupancy above 90%. In 2003, the property averaged 88% occupancy; however through the second quarter of 2004, occupancy has increased to 97%. A new site manager was hired in the first quarter of 2003 with the goal of improving relations with the local housing authority and local organizations. The property was only able to pay about one-third of the tax bill that was due in March 2004; however taxes significantly decrease for the September 2004 payment and the property paid down all of the back taxes in May 2004. With the significant tax reduction in September and the approval of a 2004 rent increase, it is expected that operations will continue to improve at the property in the coming year.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72 unit property located in Macedon, NY. The property has historically operated below breakeven, and continued to do so in 2003. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy. Management does not feel that the area where the property is located can support any increase. In 2003 the average occupancy was 90.39%. Through the second quarter of 2004 average occupancy decreased to 85%. The property continues to operate below breakeven as a result of decreased occupancy and rental revenues. The Operating General Partner has stated that the economy is poor with the decrease in employment at Kodak, and other area corporations. The Investment General Partner and Operating General Partner are working together to determine the feasibility of refinancing the permanent mortgage in an effort to decrease the debt service at the property.

Series 19

As of June 30, 2004 and 2003 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at June 30, 2004, all of which were at 100% qualified occupancy.

For the three months being reported Series 19 reflects a net loss from Operating Partnerships of $435,187.  When adjusted for depreciation, which is a non-cash item, the Operating Partnerships reflect positive operations of $271,712. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri operated below breakeven in 2003 as a result of low occupancy and reduced rent levels. Occupancy at the property averaged 71% in 2003 and 79% for the first quarter 2004. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated. Rent levels required reduction to attract potential residents. Further, the Operating General Partner is working closely with the local HUD office to find qualified tenants. Management is also running ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. The more focused marketing efforts have begun produce results in the occupancy. Occupancy averaged 92.3% in the second quarter of 2004, but continued to operate below breakeven due to the reduced rent levels. The property's mortgage, taxes and insurance are all current.

Holts Summit Square, Limited Partnership (Callaway Villa Apartments) located in Holts Summit, Missouri operated with an average occupancy of 95% in 2003. Despite the high occupancy the property operated below breakeven in 2003 due to high turnover and the resulting maintenance expense. Occupancy averaged 97% for the first six months of 2004 and the property operated above breakeven. Management is focusing on tenant retention as well as tighter screening. The property's mortgage, taxes and insurance are all current.

Jeremy Associates L.P., is a 93 unit family development located in Las Colinas, Texas operated below breakeven during 2003. Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities. To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising. The property also experienced high operating costs attributed to foundation and stress cracks over the past several years. Between 2001 and 2003 a total of $61,310 in foundation work was completed. An engineer's report was conducted to inspect all buildings for foundation movement in 2003. The inspection identified five buildings with current foundation movement. The 2004 budget reflects monies for foundation work to be completed on three out of five buildings totaling $38,980. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. At this point the Operating General Partner is monitoring movement in the five buildings identified in the engineer's report before proceeding further. The Investment General Partner has planned a visit to the property to review the work conducted and monitor the progress going forward.

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

If the book value of the Partnership's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Partnership and the estimated residual value to the Partnership, the Partnership reduces its investment in any such Operating Limited Partnership and includes such reduction in equity in loss of investment of limited partnerships.
Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Partnership's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

(b)Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 19, 2004	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 19, 2004	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 19, 2004	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal