Form 10-Q
period 2004-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2004-11-19
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2004

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30,2004

Balance Sheets 4

Balance Sheets Series 15 5

Balance Sheets Series 16 6

Balance Sheets Series 17 7

Balance Sheets Series 18 8

Balance Sheets Series 19 9

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

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements 38

Note A Organization 38

Note B Accounting 39

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 42

Combined Statements Series 16 43

Combined Statements Series 17 44

Combined Statements Series 18 45

Combined Statements Series 19 46

Liquidity 48

Capital Resources 48

Results of Operations 49

Critical Accounting Policies 62

Quantitative and Qualitative 62

Controls and Procedures 62

Part II Other Information 63

SIGNATURES 64

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 51,005,259	$ 54,486,514

OTHER ASSETS

Cash and cash equivalents	1,006,474	1,162,053
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	1,233,533	1,267,910
Other assets	1,731,549	1,675,935
	$ 55,177,924	$ 58,793,521

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	20,613,569	19,320,599
Capital contributions payable	187,017	200,517
	20,801,731	19,522,261

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of September 30, 2004	35,920,770	40,768,209
General Partner	(1,544,577)	(1,496,949)
	34,376,193	39,271,260
	$ 55,177,924	$ 58,793,521

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 7,195,552	$ 7,381,968

OTHER ASSETS

Cash and cash equivalents	231,663	346,593
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	189,209	194,465
Other assets	110,078	110,078
	$ 7,726,502	$ 8,033,104

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,295,196	5,022,466
Capital contributions payable	4,206	16,206
	5,300,547	5,039,817

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of September 30, 2004	2,733,291	3,296,025
General Partner	(307,336)	(302,738)
	2,425,955	2,993,287
	$ 7,726,502	$ 8,033,104

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$10,286,936	$11,502,384

OTHER ASSETS

Cash and cash equivalents	321,516	309,833
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	303,345	311,770
Other assets	110,860	110,860
	$11,022,657	$12,234,847

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,332,955	4,986,966
Capital contributions payable	72,362	73,862
	5,405,317	5,060,828

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of September 30, 2004	6,027,776	7,568,888
General Partner	(410,436)	(394,869)

	5,617,340	7,174,019
	$11,022,657	$12,234,847

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$12,528,050	$12,903,828

OTHER ASSETS

Cash and cash equivalents	259,956	243,300
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	272,123	279,898
Other assets	1,364,659	1,364,659
	$14,625,897	$14,992,794

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,730,722	5,453,121
Capital contributions payable	67,895	67,895
	5,798,617	5,521,016

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of September 30, 2004	9,168,439	9,806,740
General Partner	(341,159)	(334,962)
	8,827,280	9,471,778
	$14,625,897	$14,992,794

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 6,868,092	$ 7,700,394

OTHER ASSETS

Cash and cash equivalents	41,921	138,631
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	206,383	212,090
Other assets	144,798	89,184
	$ 7,261,194	$ 8,140,299

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,930,705	2,739,729
Capital contributions payable	18,554	18,554
	2,949,259	2,758,283

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of September 30, 2004	4,579,043	5,638,423
General Partner	(267,108)	(256,407)
	4,311,935	5,382,016
	$ 7,261,194	$ 8,140,299

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$14,126,629	$14,997,940

OTHER ASSETS

Cash and cash equivalents	151,418	123,696
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	262,473	269,687
Other assets	1,154	1,154
	$14,541,674	$15,392,477

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,323,991	1,118,317
Capital contributions payable	24,000	24,000
	1,347,991	1,142,317

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of September 30, 2004	13,412,221	14,458,133
General Partner	(218,538)	(207,973)
	13,193,683	14,250,160
	$14,541,674	$15,392,477

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 1,924	$ 3,671
Other income	8,389	5,793
	10,313	9,464

Share of loss from Operating Partnerships(Note D)	(1,598,316)	(2,128,398)

Expenses
Professional fees	140,909	142,481
Fund management fee (Note C)	589,384	587,515
Amortization	17,188	17,188
General and administrative expenses	24,528	40,876
	772,009	788,060

NET LOSS	$(2,360,012)	$(2,906,994)

Net loss allocated to limited partners	$(2,336,412)	$(2,877,924)

Net loss allocated to general partner	$ (23,600)	$ (29,070)

Net loss per BAC	$ (.11)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2004	2003

Income
Interest income	$ 486	$ 1,190
Other income	6,184	-
	6,670	1,190

Share of loss from Operating Partnerships(Note D)	(94,273)	(125,091)

Expenses
Professional fees	31,192	36,104
Fund management fee	125,263	119,361
Amortization	2,628	2,628
General and administrative expenses	4,780	7,525
	163,863	165,618

NET LOSS	$ (251,466)	$ (289,519)

Net loss allocated to limited partners	$ (248,951)	$ (286,624)

Net loss allocated to general partner	$ (2,515)	$ (2,895)

Net loss per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2004	2003

Income
Interest income	$ 613	$ 775
Other income	2,021	-
	2,634	775

Share of loss from Operating Partnerships(Note D)	(583,410)	(575,520)

Expenses
Professional fees	31,252	33,729
Fund management fee	168,283	144,302
Amortization	4,213	4,213
General and administrative expenses	5,157	10,102
	208,905	192,346

NET LOSS	$ (789,681)	$ (767,091)

Net loss allocated to limited partners	$ (781,784)	$ (759,420)

Net loss allocated to general partner	$ (7,897)	$ (7,671)

Net loss per BAC	$ (.15)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2004	2003

Income
Interest income	$ 443	$ 1,153
Other income	184	5,793
	627	6,946

Share of loss from Operating Partnerships(Note D)	(194,175)	(472,731)

Expenses
Professional fees	25,134	29,458
Fund management fee	110,014	136,582
Amortization	3,887	3,887
General and administrative expenses	5,219	9,444
	144,254	179,371

NET LOSS	$ (337,802)	$ (645,156)

Net loss allocated to limited partners	$ (334,424)	$ (638,704)

Net loss allocated to general partner	$ (3,378)	$ (6,452)

Net loss per BAC	$ (.07)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2004	2003

Income
Interest Income	$ 138	$ 225
Other income	-	-
	138	225

Share of loss from Operating Partnerships(Note D)	(253,868)	(571,421)

Expenses
Professional fees	35,331	23,446
Fund management fee	95,487	88,433
Amortization	2,853	2,853
General and administrative expenses	4,623	6,485
	138,294	121,217

NET LOSS	$ (392,024)	$ (692,413)

Net loss allocated to limited partners	$ (388,104)	$ (685,489)

Net loss allocated to general partner	$ (3,920)	$ (6,924)

Net loss per BAC	$ (.11)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2004	2003

Income
Interest income	$ 244	$ 328
Other income	-	-
	244	328

Share of loss from Operating Partnerships(Note D)	(472,590)	(383,635)

Expenses
Professional fees	18,000	19,744
Fund management fee	90,337	98,837
Amortization	3,607	3,607
General and administrative expenses	4,749	7,320
	116,693	129,508

NET LOSS	$ (589,039)	$ (512,815)

Net loss allocated to limited partners	$ (583,149)	$ (507,687)

Net loss allocated to general partner	$ (5,890)	$ (5,128)

Net loss per BAC	$ (.14)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2004	2003

Income
Interest income	$ 4,074	$ 6,890
Other income	9,432	7,095
	13,506	13,985

Share of loss from Operating Partnerships(Note D)	(3,452,764)	(4,459,398)

Expenses
Professional fees	178,306	194,906
Fund management fee (Note C)	1,065,513	1,068,408
Amortization	34,377	34,377
General and administrative expenses	45,280	51,841
	1,323,476	1,349,532

NET LOSS	$(4,762,734)	$(5,794,945)

Net loss allocated to limited partners	$(4,715,106)	$(5,736,996)

Net loss allocated to general partner	$ (47,628)	$ (57,949)

Net loss per BAC	$ (.22)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2004	2003

Income
Interest income	$ 1,151	$ 2,062
Other income	6,194	653
	7,345	2,715

Share of loss from Operating Partnerships(Note D)	(186,164)	(231,762)

Expenses
Professional fees	40,882	46,564
Fund management fee	225,550	227,709
Amortization	5,256	5,256
General and administrative expenses	9,258	9,561
	280,946	289,090

NET LOSS	$ (459,765)	$ (518,137)

Net loss allocated to limited partners	$ (455,167)	$ (512,956)

Net loss allocated to general partner	$ (4,598)	$ (5,181)

Net loss per BAC	$ (.12)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2004	2003

Income
Interest income	$ 1,223	$ 1,671
Other income	2,027	39
	3,250	1,710

Share of loss from Operating Partnerships(Note D)	(1,188,738)	(1,549,158)

Expenses
Professional fees	40,447	43,689
Fund management fee	312,219	274,068
Amortization	8,425	8,425
General and administrative expenses	10,100	12,939
	371,191	339,121

NET LOSS	$(1,556,679)	$(1,886,569)

Net loss allocated to limited partners	$(1,541,112)	$(1,867,703)

Net loss allocated to general partner	$ (15,567)	$ (18,866)

Net loss per BAC	$ (.29)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2004	2003

Income
Interest income	$ 917	$ 1,962
Other income	1,197	5,793
	2,114	7,755

Share of loss from Operating Partnerships(Note D)	(374,314)	(798,082)

Expenses
Professional fees	32,472	40,785
Fund management fee	197,670	227,696
Amortization	7,775	7,775
General and administrative expenses	9,615	11,860
	247,532	288,116

NET LOSS	$ (619,732)	$(1,078,443)

Net loss allocated to limited partners	$ (613,535)	$(1,067,659)

Net loss allocated to general partner	$ (6,197)	$ (10,784)

Net loss per BAC	$ (.12)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2004	2003

Income
Interest Income	$ 329	$ 474
Other income	14	610
	343	1,084

Share of loss from Operating Partnerships(Note D)	(832,302)	(1,191,987)

Expenses
Professional fees	41,499	36,037
Fund management fee	182,788	158,641
Amortization	5,707	5,707
General and administrative expenses	8,128	8,197
	238,122	208,582

NET LOSS	$(1,070,081)	$(1,399,485)

Net loss allocated to limited partners	$(1,059,380)	$(1,385,490)

Net loss allocated to general partner	$ (10,701)	$ (13,995)

Net loss per BAC	$ (.30)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2004	2003

Income
Interest income	$ 454	$ 721
Other income	-	-
	454	721

Share of loss from Operating Partnerships(Note D)	(871,246)	(688,409)

Expenses
Professional fees	23,006	27,831
Fund management fee	147,286	180,294
Amortization	7,214	7,214
General and administrative expenses	8,179	9,284
	185,685	224,623

NET LOSS	$(1,056,477)	$ (912,311)

Net loss allocated to limited partners	$(1,045,912)	$ (903,188)

Net loss allocated to general partner	$ (10,565)	$ (9,123)

Net loss per BAC	$ (.26)	$ (.22)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2004

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ 40,768,209	$(1,496,949)	$ 39,271,260

Distribution	(132,333)	-	(132,333)

Net income (loss)	(4,715,106)	(47,628)	(4,762,734)

Partners' capital (deficit), September 30, 2004	$ 35,920,770	$(1,544,577)	$ 34,376,193

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2004	$ 3,296,025	$ (302,738)	$ 2,993,287

Distribution	(107,567)	-	(107,567)

Net income (loss)	(455,167)	(4,598)	(459,765)

Partners' capital (deficit) September 30, 2004	$ 2,733,291	$ (307,336)	$ 2,425,955

Series 16
Partners' capital (deficit) April 1, 2004	$ 7,568,888	$ (394,869)	$ 7,174,019

Net income (loss)	(1,541,112)	(15,567)	(1,556,679)

Partners' capital (deficit) September 30, 2004	$ 6,027,776	$ (410,436)	$ 5,617,340

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2004	$ 9,806,740	$ (334,962)	$ 9,471,778

Distribution	(24,766)	-	(24,766)

Net income (loss)	(613,535)	(6,197)	(619,732)

Partners' capital (deficit) September 30, 2004	$ 9,168,439	$ (341,159)	$ 8,827,280

Series 18
Partners' capital (deficit) April 1, 2004	$ 5,638,423	$ (256,407)	$ 5,382,016

Net income (loss)	(1,059,380)	(10,701)	(1,070,081)

Partners' capital (deficit), September 30, 2004	$ 4,579,043	$ (267,108)	$ 4,311,935

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2004	$ 14,458,133	$ (207,973)	$ 14,250,160

Net income (loss)	(1,045,912)	(10,565)	(1,056,477)

Partners' capital (deficit), September 30, 2004	$ 13,412,221	$ (218,538)	$ 13,193,683

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$(4,762,734)	$(5,794,945)
Adjustments
Distributions from Operating Partnerships	28,491	140,086
Amortization	34,377	34,377
Share of Loss from Operating Partnerships	3,452,764	4,459,398
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	57,783
Decrease (Increase) in other assets	(55,614)	1,077,677
(Decrease) Increase in accounts payable affiliates	1,292,970	737,221

Net cash (used in) provided by operating activities	(9,746)	711,597

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(13,500)	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	165,034
Investments	-	-

Net cash (used in) provided by investing activities	(13,500)	165,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2004	2003

Continued

Cash flows from financing activity:

Distribution	(132,333)	-

Net cash (used in) provided by financing activity	(132,333)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(155,579)	876,631

Cash and cash equivalents, beginning	1,162,053	1,077,156

Cash and cash equivalents, ending	$ 1,006,474	$ 1,953,787

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2004	2003
Cash flows from operating activities:

Net Loss	$ (459,765)	$ (518,137)
Adjustments
Distributions from Operating Partnerships	252	-
Amortization	5,256	5,256
Share of Loss from Operating Partnerships	186,164	231,762
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	507,623
(Decrease) Increase in accounts payable affiliates	272,730	35,169

Net cash (used in) provided by operating activities	4,637	261,673

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(12,000)	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	136,352
Investments	-	-

Net cash (used in) provided by investing activities	(12,000)	136,352

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2004	2003

Continued

Cash flows from financing activity:

Distribution	(107,567)	-

Net cash (used in) provided by financing activity	(107,567)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(114,930)	398,025

Cash and cash equivalents, beginning	346,593	267,889

Cash and cash equivalents, ending	$ 231,663	$ 665,914

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2004	2003
Cash flows from operating activities:

Net Loss	$ (1,556,679)	$(1,886,569)
Adjustments
Distributions from Operating Partnerships	26,710	43,830
Amortization	8,425	8,425
Share of Loss from Operating Partnerships	1,188,738	1,549,158
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	345,989	345,990

Net cash (used in) provided by operating activities	13,183	60,834

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(1,500)	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,683	60,834

Cash and cash equivalents, beginning	309,833	353,482

Cash and cash equivalents, ending	$ 321,516	$ 414,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2004	2003
Cash flows from operating activities:

Net Loss	$ (619,732)	$(1,078,443)
Adjustments
Distributions from Operating Partnerships	1,464	2,734
Amortization	7,775	7,775
Share of Loss from Operating Partnerships	374,314	798,082
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	65,283
Decrease (Increase) in other assets	-	570,054
(Decrease) Increase in accounts payable affiliates	277,601	(40,585)

Net cash (used in) provided by operating activities	41,422	324,900

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	28,682
Investments	-	-

Net cash (used in) provided by investing activities	-	28,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2004	2003

Continued

Cash flows from financing activity:

Distribution	(24,766)	-

Net cash (used in) provided by financing activity	(24,766)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,656	353,582

Cash and cash equivalents, beginning	243,300	199,264

Cash and cash equivalents, ending	$ 259,956	$ 552,846

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2004	2003
Cash flows from operating activities:

Net Loss	$(1,070,081)	$(1,399,485)
Adjustments
Distributions from Operating Partnerships	-	22,433
Amortization	5,707	5,707
Share of Loss from Operating Partnerships	832,302	1,191,987
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(55,614)	-
(Decrease) Increase in accounts payable affiliates	190,976	190,974

Net cash (used in) provided by operating activities	(96,710)	11,616

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,710)	11,616

Cash and cash equivalents, beginning	138,631	109,633

Cash and cash equivalents, ending	$ 41,921	$ 121,249

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2004	2003
Cash flows from operating activities:

Net Loss	$(1,056,477)	$ (912,311)
Adjustments
Distributions from Operating Partnerships	65	71,089
Amortization	7,214	7,214
Share of Loss from Operating Partnerships	871,246	688,409
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,500)
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	205,674	205,673

Net cash (used in) provided by operating activities	27,722	52,574

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,722	52,574

Cash and cash equivalents, beginning	123,696	146,888

Cash and cash equivalents, ending	$ 151,418	$ 199,462

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004

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
September 30, 2004

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2004 and for the three and six months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2004 the Fund has accumulated unallocated acquisition amortization totaling $659,804.  The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 2004 and 2003 is as follows:

	2004	2003

Series 15	$ 99,960	$ 89,449
Series 16	160,084	143,234
Series 17	155,627	140,077
Series 18	108,556	97,143
Series 19	135,577	121,148
	$659,804	$591,051

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended September 30, 2004 and 2003 are as follows:

	2004	2003

Series 15	$136,365	$136,365
Series 16	172,995	172,995
Series 17	140,355	140,355
Series 18	95,487	95,487
Series 19	102,837	102,837
	$648,039	$648,039

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2004 and 2003, the Fund had limited partnership interests in 239. Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2004 and 2003 is as follows:

	2004	2003
Series 15	67	67
Series 16	64	64
Series 17	48	48
Series 18	34	34
Series 19	26	26
	239	239

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2004 and 2003 are as follows:

	2004	2003

Series 15	$ 4,206	$ 16,206
Series 16	72,362	75,362
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	24,000	24,000
	$187,017	$202,017

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the Six Months ended June 30, 2004.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2004	2003

Revenues
Rental	$ 5,692,988	$ 5,471,392
Interest and other	232,725	357,267

	5,925,713	5,828,659

Expenses
Interest	1,405,587	1,390,436
Depreciation and amortization	1,755,970	1,751,699
Operating expenses	3,741,366	3,713,116
	6,902,923	6,855,251

NET LOSS	$ (977,210)	$ (1,026,592)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (186,164)	$ (301,948)

Net loss allocated to other Partners	$ (9,772)	$ (10,266)

Net loss suspended	$ (781,274)	$ (714,378)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2004	2003

Revenues
Rental	$ 7,043,858	$ 6,594,681
Interest and other	294,210	373,045

	7,338,068	6,967,726

Expenses
Interest	1,736,172	1,753,283
Depreciation and amortization	2,229,383	2,211,918
Operating expenses	4,889,501	4,913,204
	8,855,056	8,878,405

NET LOSS	$ (1,516,988)	$ (1,910,679)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,188,738)	$ (1,549,158)

Net loss allocated to other Partners	$ (15,170)	$ (342,415)

Net loss suspended	$ (313,080)	$ (19,106)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2004	2003

Revenues
Rental	$ 6,835,384	$ 7,315,740
Interest and other	208,181	285,235

	7,043,565	7,600,975

Expenses
Interest	1,746,591	2,075,278
Depreciation and amortization	1,821,378	2,004,993
Operating expenses	4,124,468	4,675,042
	7,692,437	8,755,313

NET LOSS	$ (648,872)	$ (1,154,338)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (374,314)	$ (798,082)

Net loss allocated to other Partners	$ (6,490)	$ (11,544)

Net loss suspended	$ (268,068)	$ (344,712)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2004	2003

Revenues
Rental	$ 3,693,118	$ 3,489,264
Interest and other	125,983	171,436

	3,819,101	3,660,700

Expenses
Interest	907,228	929,612
Depreciation and amortization	1,304,828	1,303,473
Operating expenses	2,619,105	2,811,605
	4,831,161	5,044,690

NET LOSS	$ (1,012,060)	$ (1,383,990)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (832,302)	$ (1,191,987)

Net loss allocated to other Partners	$ (10,121)	$ (13,840)

Net loss suspended	$ (169,637)	$ (178,163)

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
September 30, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2004	2003

Revenues
Rental	$ 5,164,479	$ 4,977,662
Interest and other	184,320	222,208

	5,348,799	5,199,870

Expenses
Interest	1,620,313	1,645,454
Depreciation and amortization	1,597,767	1,327,907
Operating expenses	3,075,844	2,968,735
	6,293,924	5,942,096

NET LOSS	$ (945,125)	$ (742,226)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (871,246)	$ (688,409)

Net loss allocated to other Partners	$ (9,451)	$ (7,422)

Net loss suspended	$ (64,428)	$ (46,395)

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
September 30, 2004
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2004 were $648,039 and total fund management fees accrued as of September 30, 2004 were $19,978,206. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

During the quarter ended September 30, 2004, $12,000 of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $4,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2004.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended September 30, 2004, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $72,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2004.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in one of the Operating Partnerships.

     During the quarter ended September 30, 2004, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of September 30, 2004. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set fourth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 2004, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 2004.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 2004, none of Series 19 net offering proceeds were used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2004.

Results of Operations

As of September 30, 2004 and 2003 the Fund held limited partnership interests in 239 Operating Partnerships.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnerships (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended September 30, 2004 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $125,263, $168,283, $110,014, $95,487, and $90,337 respectively.

The Funds investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Funds investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2004 and 2003, the average qualified occupancy for the series was 99.9%.  The series had a total of 67 properties September 30, 2004. Out of the total 66 were at 100% qualified occupancy.

For the six months being reported Series 15 reflects a net loss from Operating Partnerships of $977,210, which includes depreciation of $1,755,970, which is a non-cash item.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. Average occupancy through the third quarter of 2004 is 90%. Occupancy at the property had dropped due to an increase in evictions for non-payment of rent. There has been very little traffic at the property over the last 60 days. The market here is slow with very few phone calls to the property. Average vacancies in the area are running 15-17%. Management is currently running rental concessions which began in July 2004. The current concession is "Move in and receive $1,500", which can be used any time during the lease term but not all up front, they must also fulfill the entire lease term or the credit will be removed from the account. Operations remain below breakeven due to high operating expenses and fluctuations in occupancy. The high operating expenses at the property are tied to preventative maintenance measures taken to maintain the development in a highly competitive market. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current. The current mortgage for this development expires in December of 2004. The original mortgage note has a provision whereby at the lenders sole discretion the mortgage may be extended five years. The Operating General Partner is currently negotiating with the lender to grant the extension. Discussions are on-going at this time.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Average physical occupancy in 2003 was 72%. Despite low occupancy in 2003, the property operated above breakeven. As of the third quarter 2004, occupancy is still low at 82%, however, the property is operating above breakeven with Debt Coverage Service Ratio of 1.06. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. In January 2004, to enhance revenue, Rural Development allowed management to increase rental rates from $450 to $510 for one bedroom apartments and from $500 to $560 for two bedroom apartments. The property can support rental increases because the residents only pay 30% of their monthly income with the rest covered by rental assistance. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. As of the third quarter of 2004, the property's occupancy averaged 84%. The property is having low occupancy rates due to poor public perception and competition from other housing options, especially mobile homes. The management company hired a police detail to patrol the property at night to discourage loitering and improve safety. This resulted in a drop in occupancy as the less desirable tenants moved out. However, management believes that this will improve the tenant base and will improve occupancy in the long-term. A new site manager with experience managing large housing complexes was hired in September. The Investment General Partner will continue to closely monitor Livingston Plaza's operations. All taxes, insurance and mortgage payments are current. The Operating General Partner guarantee is unlimited in time and amount.

Series 16

As of September 30, 2004 and 2003, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at September 30, 2004, all of which were at 100% qualified occupancy.

For the six months being reported Series 16 reflects a net loss from Operating Partnerships of $1,516,988, which includes depreciation of $2,229,383, which is a non-cash item.  This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit family property, located in Plattsmouth, NE, that continues to operate below breakeven due to low occupancy. In the first two quarters of 2004, average physical occupancy remained at 35%. In the third quarter physical occupancy dropped to 30%. Over abundance of affordable housing in the area has negatively impacted occupancy at this property. Lay-offs at area businesses have further softened the market. Additionally, the property does not offer amenities such as washer and dryer hook-ups in each unit nor does it have a parking lot for its residents; amenities available in surrounding tax credit properties. In the first quarter of 2004, to improve marketability of the property, the Operating General Partner renovated ten out of thirteen vacant apartments; however, this did not result in physical occupancy increase. The management company has stepped up their advertising, met with the local real estate companies, and has increased site signage. The four commercial spaces at the property have been leased and generate about $1,500 in monthly income. The mortgage, insurance are current; however the real estate taxes for 2003 are overdue and real estate taxes for the first two quarter of 2004 are late. The Operating General Partner has supported the property financially in the past; however, in the third quarter the Operating General Partner requested help from the Investment General Partners. The Investment General Partner is working closely with the Operating General Partner to insure that the mortgage does not go into default.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2003 audited financial statement indicates operations below breakeven due to low occupancy. The low occupancy in 2003 was due to the lack of rental assistance for seven of the units and a recently imposed restriction on Section 8 mobile vouchers. As of September 30, 2004 occupancy at the property increased to 91% from 88% at June 30, 2004. The management company currently maintains a significant waiting list of pre-qualified tenants and is currently processing several applications.

Branson Christian County II Limited Partnerships (Abbey Orchards Apartments II) located in Nixa, Missouri operated below breakeven in 2003. The operating deficits resulted from the low occupancy rate at this property, which averaged 89.3% in 2003. Occupancy improved in 2004 and averaged 94% through the third quarter of 2004. The increased occupancy has allowed the property to operate above breakeven in 2004. Provided that operations remain stable, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

Greenfield Properties Limited Partnership (Greenfield Properties) is a 20-unit property located in Greenfield, Missouri. The property has operated with an average occupancy through third quarter 2004 of 91%, and as a result is operating above breakeven. The increase in occupancy over the last six months is largely due to regular advertising in the newspaper, management getting previously vacant units rent-ready, and an incentive of free utilities. Six new residents have moved in as a result of this incentive. The Investment General Partner will continue to monitor occupancy and these marketing efforts. Provided that operations remain stable, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

Summersville Estates Limited Partnership (Summersville Estates) is a 24-unit property located in Summersville, Missouri. The property has operated with an average occupancy of 75% through third quarter 2004; however, it has operated above breakeven. Although occupancy has not improved greatly over the second quarter, a rent increase and management's close monitoring of expenses has kept this property above break-even. The Investment General Partner will continue to monitor this property for improved occupancy and maintenance of positive cash flow.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 75% for the year 2003. Occupancy has increased slightly to an average of 82% through the third quarter of 2004. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the third quarter of 2004. The management agent continues to market the available units by, working closely with the housing authority and, continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The original developer/Operating General Partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow, compliance and accounts payable problems currently impacting the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. It is hoped that by having a close relationship with the managing agent, the Operating General Partner will offer the necessary resources and cooperation to assure the successful ongoing operation of the property. The major problems faced include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues. In 2003, the management company reported that the property lost $290,642 while averaging 83% physical and 79% economic occupancy for the year. The management company has struggled to provide accurate financial accounting and reporting and as a result the reported losses were significantly higher than the $134,326 loss reported on the 2003 audit. Through the third quarter of 2004, the management company reported a $2,324 positive cash flow while averaging 86% physical and 85% economic occupancy. The audit issues cited in the 2002 Nebraska Investment Finance Authority (NIFA) audit have been resolved and an "all clear" has been given for compliance issues for that year. In the prior year, the State Agency issued "Low Income Housing Credit Agencies Report of Noncompliance" forms (8823's) for failing to file the required Annual Owner's Certifications. Fieldcrest is currently working on resolving the prior year issues and expected to have those addressed by the third quarter of 2004. However, they have not fulfilled that goal to date. The Operating General Partner negotiated with mortgage lenders to procure a commitment to replace the current high interest rate financing to no avail. The Operating General Partner efforts are being hampered by the inconsistent operating history of the property and the inability to provide reliable financial data. It is unlikely that the Operating General Partner will be able to obtain a commitment until operations stabilize and the property produces positive cash flow for more than 90 concurrent days.

Series 17

   As of September 30, 2004 and 2003, the average qualified occupancy for the series was 99.7%.  The series had a total of 48 properties at September 30, 2004.  Out of the total 47 were at 100% qualified occupancy.

For the six months being reported Series 17 reflects a net loss from Operating Partnerships of $648,872, which includes depreciation of $1,821,378, which is a non-cash item. This is an interim period estimate; it is not necessarily indicative of the final year end results.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year's level, averaging 81.9% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with the third quarter occupancy remaining strong at 94%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. A substantial rent increase went into effect in February 2004, and operating statements through September 2004 demonstrate that the Operating Partnership continues to operate above breakeven. Provided that operations remain stable, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

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

Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy and significant deferred maintenance issues. Occupancy through September 2004 has averaged 87%. The property is currently operating above breakeven due to the fact that operating expenses have been kept low. The replacement reserve has not been funded at required levels. At December 31, 2003 real estate taxes were delinquent for the years 2001 - 2003 in the amount of $85,416. In February 2004, Rural Development agreed to voucher the 2001 and 2002 unpaid taxes. The 2003 taxes were paid from property operations. In an effort to make the property financially solvent, Rural Development is working towards re-amortizing the total loan amount thus easing the burden on the property for all outstanding balances due. Due to the successions of hurricanes experienced in Florida, the finalizing of the refinance has been delayed slightly and is anticipated to be completed in the fourth quarter of 2004. Management has also requested additional Rental Assistance, and a rent increase of $30 per unit. The Operating Partnership is faced with deferred maintenance issues. There is evidence of damage to some of the concrete patios, which are washing out as there are no gutters to divert the rainfall. There is a drainage problem at the base of the driveways. The kitchen counters and cabinets are old. The property is experiencing problems with the cracking of water pipes. The pipes are apparently buried only 5 inches below the surface. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes. Once the debt is reamortized, the focus will be on replenishing reserves in order to cure deferred maintenance issues. The Investment General Partner continues to monitor the situation.

Mt. Vernon Associates, L.P. (Green Court Apartments) is a 76-unit building located in Mt. Vernon, NY. The Operating Partnership suffered from negative cash flow as a result of high operating expenses. The property has been able to meet obligations due to the Operating General Partner funding deficits. One of the Operating General Partners withdrew from the Partnership in the second quarter of 2003. The remaining Operating General Partner is committed to enhancing the performance of the property. A capital improvement escrow was funded to pay for necessary repair costs. The withdrawing Operating General Partner funded $25,000 to the account, and the balance of the funds have come as a result of refinancing the debt on the property. Such repairs include: work to the building façade, skylight and chimney repairs, roof repairs, and modifications to the domestic hot water system. A site visit at the property in November 2003 showed the capital improvements in place to date have had a significant impact on curb appeal. The remaining repairs were completed in the spring of 2004. A follow up site inspection is planned in the fourth quarter of 2004. Operations at the property demonstrated improvement during 2003, with occupancy averaging 96.58% for the year. Expenses decreased primarily as a result of decreased utility expenses. Taking these factors into account, the Operating Partnership has operated above breakeven in 2003. Occupancy remains strong going into 2004 with occupancy through the third quarter averaging 97%. Operations are running slightly below breakeven due to capital improvements funded through operations and the capital improvement escrows. If not for this, the Partnership would be operating at breakeven. As a result of an audit performed by the State Agency in 1999, several instances of non-compliance were noted in the files. Some of the non-compliance items noted were within the initial tenant files. The non-compliance was reported to the IRS and subsequently 8823's were issued. Management has corrected the files to the best of their ability; however the files are not complete, and the 8823's remain uncorrected. The Investment General Partner has requested copies of the first year tenant files to make an assessment of the situation. Based upon a preliminary review, the Investment General Partner has a concern that the Operating Partnership may not meet the minimum set-aside requirements, and may be subject to either partial recapture or disallowance of credits. However, final determination of any potential non-compliance issues that may exist will only be determined if the Partnership is audited by the IRS. To date no recapture of credits has been taken. A subsequent audit was performed at the property on January 9, 2003. The state agency found one minor file compliance issue, which has since been corrected. They also required deferred maintenance issues to be corrected such as the chimney and façade repairs discussed above. Provided that operations remain stable, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34-unit elderly development located in Waynesburg, Pennsylvania. The 2003 financial statement indicates significantly improved operations well above breakeven. During 2003 occupancy stabilized above 90% and as of September 30, 2004 is 94%. The Investment General Partner will continue to monitor this property. Provided that the improved operations continue throughout 2004 the Investment General Partner will discontinue special disclosure on this Operating Partnership.

Aspen Ridge Apartments, L.P. a 42-unit development located in Omaha, Nebraska. The original developer/Operating General Partner is still in place and continues to fund operating deficits. Over the past three years, there have been four different management companies. This inconsistency has contributed to issues involving the cash flow, tax credit compliance and accounts payable. On June 1, 2003, management of the property was transferred to Fieldcrest Management, an entity related to the Operating General Partner. It is hoped that by having a close relationship with the managing agent, the Operating General Partner will offer the necessary resources and cooperation to assure the successful ongoing operation of the property. The major problems faced include inconsistent occupancy, high operating expenses and tax credit compliance issues. In 2003, the management company reported that the property lost $142,673 while averaging 92% physical and 89% economic occupancy for the year. The management company has struggled to provide accurate financial accounting and reporting and, as a result, the reported losses were significantly higher than the $38,253 actual loss reflected on the 2003 audit. Through the third quarter of 2004, the property is reported to have generated a cash flow of nearly $40,000 while averaging 98% physical and 95% economic occupancy. Issues associated with the 2002 Nebraska Investment Finance Authority (NIFA) audit have been resolved and an "all clear" has been given for compliance for that year. In 2001, NIFA issued Low Income Housing Credit Agencies Report of Noncompliance forms (8823's) for failing to file the required the Annual Owner's Certification. Fieldcrest is working on resolving the prior year 8823s and expects to have those issues resolved by the end of 2004. The Operating General Partner has solicited numerous mortgage lenders in an effort to secure a commitment to replace the current high interest rate mortgage. His efforts have been unsuccessful due to the poor operating history of the property and the inability of the general partner to provide reliable financial data. While he plans to continue his efforts to seek new debt, considering the current obstacles that still need to be overcome, it could be a year or more before a mortgage commitment can be obtained.

Series 18

 As of September 30, 2004 and 2003 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at September 30, 2004, all of which were at 100% qualified occupancy.

For the six months being reported Series 18 reflects a net loss from Operating Partnerships of $1,012,060, which includes depreciation of $1,304,828, which is a non-cash item. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 90% for the year 2002. The fourth quarter 2003 occupancy increased to an average of 97%. The operating expenses continue to stay below the state average. Although the occupancy increased, the low rental rates in the area prevented the property from achieving breakeven operations in the fourth quarter of 2003. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. Although occupancy has consistently remained above 90%, the property has struggled with meeting their expense obligations. Specifically, the property has been delinquent in their water, sewer, and real estate payments to the City of Boston and has not consistently met the terms of the established payment agreement. The Operating General Partner has initiated discussions with two area banks to refinance the property at a reduced interest rate and the Investing General Partner will be conducting a review of the 2004 unaudited financial reports, at the Operating General Partner's office, to determine the impact of refinancing on the partnership. The Operating General Partner has an unlimited guarantee in time and amount.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property, which incurred negative cash flow during 2003 as a result of low residential rental rates, and the nonpayment of commercial rental revenue to the property. As of June 30, 2004 occupancy is 66%. To prevent the City of Chelsea from foreclosing on the property the Investment General Partner and the Operating General Partner have each agreed to pay 50% of the outstanding real estate taxes and water & sewer charges. The Operating General Partner is negotiating with the City of Chelsea to pay past due trash charges. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to amount and time. The Investment General Partner has scheduled a meeting at the Operating General Partner's office to review the financials.

Preston Wood Associates L.P. (Preston Apartments) is a 62-unit property located in Bentonville, Arkansas. In previous years, Preston Wood operated below breakeven due to high debt service and high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state. During 2003, the property re-amoritzed the debt thereby reducting the payment by $6,200 monthly, allowing the property to reduce some of the long term obligations.

The average occupancy through September 2004 is 85%. Fluctuations in occupancy in 2003 and 2004 were related to layoffs at the two major employers in the area. In response to the change in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to residents. During 2003, the property continued its aggressive marketing strategy and changed its current manager. The Investment General Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy. The Operating General Partner continues to fund operating deficits. The mortgage, trade payables, property taxes and insurance are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Credit delivery began in 1993 and continued through 2003. The property has historically operated below breakeven, and continued to do so in 2004. The property expended cash due to high debt service (specifically high interest rate of 10.5%) and high operating expenses. The average occupancy through September 2004 was 92%, which is consistent with the prior year. The Investment Limited Partner will discuss a refinance with the Operating General Partner. The Operating General Partner continues to fund operating deficits.

Newton I, L.P. (Newton Plaza Apartments) is a 24-unit property in Newton, Iowa that over the past two years has had difficulty sustaining an average occupancy above 90%. In 2003, the property averaged 88% occupancy; however through the second quarter of 2004, occupancy has increased to 98%. With a significant tax reduction in September and the approval of a 2004 rent increase, it is expected that operations will continue to improve at the property in the coming year. Provided that the improved operations continue throughout 2004 the Investment General Partner will discontinue special disclosure on this Operating Partnership.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72-unit property located in Macedon, NY. The property has historically operated below breakeven, and continued to do so in 2003. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy. Management does not feel that the area where the property is located can support any increase. In 2003 the average occupancy was 90.39%. Through the third quarter of 2004 average occupancy decreased to 83% and the property is operating below breakeven as a result. The property continues to operate below breakeven as a result of decreased occupancy and rental revenues. The Operating General Partner has stated that the economy is poor with the decrease in employment at Kodak, and other area corporations. The Operating General Partner interest will be transferred from Home Properties of New York, LP to Silver Evergreen, LLC. The transfer documents are in the process of final revisions, and once executed will have an effective date of September 30, 2004. Home Properties has decided to exit the Affordable Housing business and has been actively transferring its tax credit portfolio over the last two years. The new Operating General Partner is making strong efforts to improve operations at the property and increasing occupancy.

Series 19

As of September 30, 2004 and 2003 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at September 30, 2004, all of which were at 100% qualified occupancy.

For the six months being reported Series 19 reflects a net loss from Operating Partnerships of $945,125, which includes depreciation of $1,597,767, which is a non-cash item. This is an interim period estimate; it is not necessarily indicative of the final year end results.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. It is anticipated that final Closing Agreements will be entered into with the IRS for each of the partnerships by year end. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is anticipated that some of these costs will continue at least through completion of the Closing Agreements. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

The Investment General Partner and its affiliates have undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting there from. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri operated below breakeven in 2003 as a result of low occupancy and reduced rent levels. Occupancy at the property averaged 71% in 2003. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated. Rent decreases were required to attract potential residents. Management also ran ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. The marketing efforts produced results in the occupancy. Occupancy averaged 86% through the third quarter of 2004 and averaged 91% for the second and third quarters. The property continues to operate below breakeven due to the reduced rent levels. The property's mortgage, taxes and insurance are all current. As of October 1, 2004, the Operating General Partner interests were transferred to Missouri Valley Community Action Agency, a local nonprofit that manages, develops and provides services to affordable housing. Upon transfer to a nonprofit, the mortgage became a cash flow only mortgage. This should help the property begin to operate at breakeven.

Holts Summit Square, Limited Partnership (Callaway Villa Apartments) located in Holts Summit, Missouri, operated with an average occupancy of 95% in 2003. Despite the high occupancy the property operated below breakeven in 2003 due to high turnover and the resulting maintenance expense. Management focused on tenant retention as well as tighter screening and operations at the property improved. Occupancy averaged 97% through the third quarter of 2004 and the property operated above breakeven. The property's mortgage, taxes and insurance are all current. Provided that the improved operations continue throughout 2004 the Investment General Partner will discontinue special disclosure on this Operating Partnership.

Jeremy Associates L.P., a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003. Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities. To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising. Average occupancy through the third quarter of 2004 is 86%. The property also experienced high operating costs attributed to foundation and stress cracks over the past several years. Between 2001 and 2003 a total of $61,310 in foundation work was completed. An engineer's report was conducted to inspect all buildings for foundation movement in 2003. The inspection identified five buildings with current foundation movement. The 2004 budget reflects monies for foundation work to be completed on three out of five buildings totaling $38,980. The overall estimate to complete the foundation work and address the interior issues as a result of the movement is estatimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. At this point the Operating General Partner is monitoring movement in the five buildings identified in the engineer's report before proceeding further.

The Investment General Partner visited the property in July and reviewed the work that has been completed and discussed the future improvements with the General Parnter. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 19, 2004	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2004	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 19, 2004	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal