Form 10-Q
period 2004-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2005-02-22
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2004

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31,2004

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

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 42

Combined Statements Series 16 43

Combined Statements Series 17 44

Combined Statements Series 18 45

Combined Statements Series 19 46

Liquidity 48

Capital Resources 48

Results of Operations 49

Critical Accounting Policies 64

Quantitative and Qualitative 64

Controls and Procedures 64

Part II Other Information 65

SIGNATURES 66

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 49,421,343	$ 54,486,514

OTHER ASSETS

Cash and cash equivalents	1,059,677	1,162,053
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	1,216,345	1,267,910
Other assets	1,732,478	1,675,935
	$ 53,630,952	$ 58,793,521

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	21,261,608	19,320,599
Capital contributions payable	187,017	200,517
	21,449,770	19,522,261

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of December 31, 2004	33,747,708	40,768,209
General Partner	(1,566,526)	(1,496,949)
	32,181,182	39,271,260
	$ 53,630,952	$ 58,793,521

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 7,085,774	$ 7,381,968

OTHER ASSETS

Cash and cash equivalents	230,887	346,593
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	186,581	194,465
Other assets	110,078	110,078
	$ 7,613,320	$ 8,033,104

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,431,563	5,022,466
Capital contributions payable	4,206	16,206
	5,436,914	5,039,817

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of December 31, 2004	2,486,237	3,296,025
General Partner	(309,831)	(302,738)
	2,176,406	2,993,287
	$ 7,613,320	$ 8,033,104

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 9,831,680	$11,502,384

OTHER ASSETS

Cash and cash equivalents	366,747	309,833
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	299,132	311,770
Other assets	110,860	110,860
	$10,608,419	$12,234,847

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,505,950	4,986,966
Capital contributions payable	72,362	73,862
	5,578,312	5,060,828

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of December 31, 2004	5,446,415	7,568,888
General Partner	(416,308)	(394,869)

	5,030,107	7,174,019
	$10,608,419	$12,234,847

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$12,259,124	$12,903,828

OTHER ASSETS

Cash and cash equivalents	266,240	243,300
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	268,236	279,898
Other assets	1,364,659	1,364,659
	$14,359,368	$14,992,794

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,871,077	5,453,121
Capital contributions payable	67,895	67,895
	5,938,972	5,521,016

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of December 31, 2004	8,765,624	9,806,740
General Partner	(345,228)	(334,962)
	8,420,396	9,471,778
	$14,359,368	$14,992,794

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 6,524,325	$ 7,700,394

OTHER ASSETS

Cash and cash equivalents	49,086	138,631
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	203,530	212,090
Other assets	145,727	89,184
	$ 6,922,668	$ 8,140,299

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,026,190	2,739,729
Capital contributions payable	18,554	18,554
	3,044,744	2,758,283

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of December 31, 2004	4,149,372	5,638,423
General Partner	(271,448)	(256,407)
	3,877,924	5,382,016
	$ 6,922,668	$ 8,140,299

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2004 (Unaudited)	March 31, 2004 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$13,720,440	$14,997,940

OTHER ASSETS

Cash and cash equivalents	146,717	123,696
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	258,866	269,687
Other assets	1,154	1,154
	$14,127,177	$15,392,477

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,426,828	1,118,317
Capital contributions payable	24,000	24,000
	1,450,828	1,142,317

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of December 31, 2004	12,900,060	14,458,133
General Partner	(223,711)	(207,973)
	12,676,349	14,250,160
	$14,127,177	$15,392,477

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2004	2003

Income
Interest income	$ 1,858	$ 3,021
Other income	343	11,590
	2,201	14,611

Share of loss from Operating Partnerships(Note D)	(1,548,450)	(2,421,660)

Expenses
Professional fees	6,663	12,102
Fund management fee (Note C)	596,572	626,459
Amortization	17,188	17,188
General and administrative expenses	28,344	53,297
	648,767	709,046

NET LOSS	$(2,195,016)	$(3,116,095)

Net loss allocated to limited partners	$(2,173,067)	$(3,084,934)

Net loss allocated to general partner	$ (21,949)	$ (31,161)

Net loss per BAC	$ (.10)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2004	2003

Income
Interest income	$ 446	$ 968
Other income	-	1,952
	446	2,920

Share of loss from Operating Partnerships(Note D)	(109,778)	(203,194)

Expenses
Professional fees	444	1,806
Fund management fee	131,865	124,230
Amortization	2,628	2,628
General and administrative expenses	5,280	13,056
	140,217	141,720

NET LOSS	$ (249,549)	$ (341,994)

Net loss allocated to limited partners	$ (247,054)	$ (338,574)

Net loss allocated to general partner	$ (2,495)	$ (3,420)

Net loss per BAC	$ (.06)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2004	2003

Income
Interest income	$ 622	$ 744
Other income	5	4,050
	627	4,794

Share of loss from Operating Partnerships(Note D)	(429,873)	(486,309)

Expenses
Professional fees	452	140
Fund management fee	146,060	171,724
Amortization	4,213	4,213
General and administrative expenses	7,263	10,137
	157,988	186,214

NET LOSS	$ (587,234)	$ (667,729)

Net loss allocated to limited partners	$ (581,362)	$ (661,052)

Net loss allocated to general partner	$ (5,872)	$ (6,677)

Net loss per BAC	$ (.11)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2004	2003

Income
Interest income	$ 467	$ 805
Other income	-	1,950
	467	2,755

Share of loss from Operating Partnerships(Note D)	(259,679)	(680,813)

Expenses
Professional fees	448	140
Fund management fee	137,127	140,195
Amortization	3,887	3,887
General and administrative expenses	6,212	15,676
	147,674	159,898

NET LOSS	$ (406,886)	$ (837,956)

Net loss allocated to limited partners	$ (402,817)	$ (829,576)

Net loss allocated to general partner	$ (4,069)	$ (8,380)

Net loss per BAC	$ (.08)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2004	2003

Income
Interest Income	$ 94	$ 203
Other income	338	1,688
	432	1,891

Share of loss from Operating Partnerships(Note D)	(342,931)	(630,379)

Expenses
Professional fees	3,262	5,384
Fund management fee	80,933	88,337
Amortization	2,853	2,853
General and administrative expenses	4,465	7,064
	91,513	103,638

NET LOSS	$ (434,012)	$ (732,126)

Net loss allocated to limited partners	$ (429,672)	$ (724,805)

Net loss allocated to general partner	$ (4,340)	$ (7,321)

Net loss per BAC	$ (.12)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2004	2003

Income
Interest income	$ 229	$ 301
Other income	-	1,950
	229	2,251

Share of loss from Operating Partnerships(Note D)	(406,189)	(420,965)

Expenses
Professional fees	2,057	4,632
Fund management fee	100,587	101,973
Amortization	3,607	3,607
General and administrative expenses	5,124	7,364
	111,375	117,576

NET LOSS	$ (517,335)	$ (536,290)

Net loss allocated to limited partners	$ (512,162)	$ (530,927)

Net loss allocated to general partner	$ (5,173)	$ (5,363)

Net loss per BAC	$ (.13)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2004	2003

Income
Interest income	$ 5,935	$ 9,912
Other income	9,775	18,685
	15,710	28,597

Share of loss from Operating Partnerships(Note D)	(5,001,214)	(6,881,058)	**

Expenses
Professional fees	184,969	207,007
Fund management fee (Note C)	1,662,084	1,694,866
Amortization	51,565	51,565
General and administrative expenses	73,623	105,139
	1,972,241	2,058,577

NET LOSS	$(6,957,745)	$(8,911,038)

Net loss allocated to limited partners	$(6,888,168)	$(8,821,928)

Net loss allocated to general partner	$ (69,577)	$ (89,110)

Net loss per BAC	$ (.32)	$ (.40)

** Includes gain on sale of operating limited partnership of $70,186.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2004	2003

Income
Interest income	$ 1,597	$ 3,030
Other income	6,194	2,605
	7,791	5,635

Share of loss from Operating Partnerships(Note D)	(295,942)	(434,956)	**

Expenses
Professional fees	41,326	48,370
Fund management fee	357,415	351,939
Amortization	7,884	7,884
General and administrative expenses	14,538	22,618
	421,163	430,811

NET LOSS	$ (709,314)	$ (860,132)

Net loss allocated to limited partners	$ (702,221)	$ (851,531)

Net loss allocated to general partner	$ (7,093)	$ (8,601)

Net loss per BAC	$ (.18)	$ (.22)

** Includes gain on sale of operating limited partnership of $70,186.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2004	2003

Income
Interest income	$ 1,845	$ 2,415
Other income	2,032	4,089
	3,877	6,504

Share of loss from Operating Partnerships(Note D)	(1,618,611)	(2,035,467)

Expenses
Professional fees	40,899	43,829
Fund management fee	458,279	445,792
Amortization	12,638	12,638
General and administrative expenses	17,362	23,077
	529,178	525,336

NET LOSS	$(2,143,912)	$(2,554,299)

Net loss allocated to limited partners	$(2,122,473)	$(2,528,756)

Net loss allocated to general partner	$ (21,439)	$ (25,543)

Net loss per BAC	$ (.39)	$ (.47)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2004	2003

Income
Interest income	$ 1,385	$ 2,768
Other income	1,197	7,743
	2,582	10,511

Share of loss from Operating Partnerships(Note D)	(633,993)	(1,478,895)

Expenses
Professional fees	32,920	40,924
Fund management fee	334,796	367,890
Amortization	11,662	11,662
General and administrative expenses	15,827	27,536
	395,205	448,012

NET LOSS	$(1,026,616)	$(1,916,396)

Net loss allocated to limited partners	$(1,016,350)	$(1,897,232)

Net loss allocated to general partner	$ (10,266)	$ (19,164)

Net loss per BAC	$ (.21)	$ (.38)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2004	2003

Income
Interest Income	$ 424	$ 678
Other income	352	2,298
	776	2,976

Share of loss from Operating Partnerships(Note D)	(1,175,233)	(1,822,366)

Expenses
Professional fees	44,761	41,420
Fund management fee	263,721	246,978
Amortization	8,560	8,560
General and administrative expenses	12,593	15,260
	329,635	312,218

NET LOSS	$(1,504,092)	$(2,131,608)

Net loss allocated to limited partners	$(1,489,051)	$(2,110,292)

Net loss allocated to general partner	$ (15,041)	$ (21,316)

Net loss per BAC	$ (.42)	$ (.58)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2004	2003

Income
Interest income	$ 684	$ 1,021
Other income	-	1,950
	684	2,971

Share of loss from Operating Partnerships(Note D)	(1,277,435)	(1,109,374)

Expenses
Professional fees	25,063	32,464
Fund management fee	247,873	282,267
Amortization	10,821	10,821
General and administrative expenses	13,303	16,648
	297,060	342,200

NET LOSS	$(1,573,811)	$(1,448,603)

Net loss allocated to limited partners	$(1,558,073)	$(1,434,117)

Net loss allocated to general partner	$ (15,738)	$ (14,486)

Net loss per BAC	$ (.39)	$ (.35)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2004

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2004	$ 40,768,209	$(1,496,949)	$ 39,271,260

Distribution	(132,333)	-	(132,333)

Net income (loss)	(6,888,168)	(69,577)	(6,957,745)

Partners' capital (deficit), December 31, 2004	$ 33,747,708	$(1,566,526)	$ 32,181,182

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2004	$ 3,296,025	$ (302,738)	$ 2,993,287

Distribution	(107,567)	-	(107,567)

Net income (loss)	(702,221)	(7,093)	(709,314)

Partners' capital (deficit) December 31, 2004	$ 2,486,237	$ (309,831)	$ 2,176,406

Series 16
Partners' capital (deficit) April 1, 2004	$ 7,568,888	$ (394,869)	$ 7,174,019

Net income (loss)	(2,122,473)	(21,439)	(2,143,912)

Partners' capital (deficit) December 31, 2004	$ 5,446,415	$ (416,308)	$ 5,030,107

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2004	$ 9,806,740	$ (334,962)	$ 9,471,778

Distribution	(24,766)	-	(24,766)

Net income (loss)	(1,016,350)	(10,266)	(1,026,616)

Partners' capital (deficit) December 31, 2004	$ 8,765.624	$ (345,228)	$ 8,420,396

Series 18
Partners' capital (deficit) April 1, 2004	$ 5,638,423	$ (256,407)	$ 5,382,016

Net income (loss)	(1,489,051)	(15,041)	(1,504,092)

Partners' capital (deficit), December 31, 2004	$ 4,149,372	$ (271,448)	$ 3,877,924

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2004
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2004	$ 14,458,133	$ (207,973)	$ 14,250,160

Net income (loss)	(1,558,073)	(15,738)	(1,573,811)

Partners' capital (deficit), December 31, 2004	$ 12,900,060	$ (223,711)	$ 12,676,349

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2004	2003
Cash flows from operating activities:

Net Loss	$(6,957,745)	$(8,911,038)
Adjustments
Distributions from Operating Partnerships	63,957	142,614
Amortization	51,565	51,565
Share of Loss from Operating Partnerships	5,001,214	6,881,058
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	57,783
Decrease (Increase) in other assets	(56,543)	1,081,415
(Decrease) Increase in accounts payable affiliates	1,941,009	1,385,256

Net cash (used in) provided by operating activities	43,457	688,653

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(13,500)	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	165,034
Investments	-	-

Net cash (used in) provided by investing activities	(13,500)	165,034

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2004	2003

Continued

Cash flows from financing activity:

Distribution	(132,333)	-

Net cash (used in) provided by financing activity	(132,333)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,376)	853,687

Cash and cash equivalents, beginning	1,162,053	1,077,156

Cash and cash equivalents, ending	$ 1,059,677	$ 1,930,843

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2004	2003
Cash flows from operating activities:

Net Loss	$ (709,314)	$ (860,132)
Adjustments
Distributions from Operating Partnerships	252	-
Amortization	7,884	7,884
Share of Loss from Operating Partnerships	295,942	434,956
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	508,254
(Decrease) Increase in accounts payable affiliates	409,097	171,532

Net cash (used in) provided by operating activities	3,861	262,494

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(12,000)	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	136,352
Investments	-	-

Net cash (used in) provided by investing activities	(12,000)	136,352

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2004	2003

Continued

Cash flows from financing activity:

Distribution	(107,567)	-

Net cash (used in) provided by financing activity	(107,567)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(115,706)	398,846

Cash and cash equivalents, beginning	346,593	267,889

Cash and cash equivalents, ending	$ 230,887	$ 666,735

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2004	2003
Cash flows from operating activities:

Net Loss	$(2,143,912)	$(2,554,299)
Adjustments
Distributions from Operating Partnerships	52,093	46,358
Amortization	12,638	12,638
Share of Loss from Operating Partnerships	1,618,611	2,035,467
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	518,984	518,985

Net cash (used in) provided by operating activities	58,414	59,149

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(1,500)	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	(1,500)	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56,914	59,149

Cash and cash equivalents, beginning	309,833	353,482

Cash and cash equivalents, ending	$ 366,747	$ 412,631

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2004	2003
Cash flows from operating activities:

Net Loss	$(1,026,616)	$(1,916,396)
Adjustments
Distributions from Operating Partnerships	10,711	2,734
Amortization	11,662	11,662
Share of Loss from Operating Partnerships	633,993	1,478,895
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	65,283
Decrease (Increase) in other assets	-	573,161
(Decrease) Increase in accounts payable affiliates	417,956	99,770

Net cash (used in) provided by operating activities	47,706	315,109

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	28,682
Investments	-	-

Net cash (used in) provided by investing activities	-	28,682

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2004	2003

Continued

Cash flows from financing activity:

Distribution	(24,766)	-

Net cash (used in) provided by financing activity	(24,766)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,940	343,791

Cash and cash equivalents, beginning	243,300	199,264

Cash and cash equivalents, ending	$ 266,240	$ 543,055

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2004	2003
Cash flows from operating activities:

Net Loss	$(1,504,092)	$(2,131,608)
Adjustments
Distributions from Operating Partnerships	836	22,433
Amortization	8,560	8,560
Share of Loss from Operating Partnerships	1,175,233	1,822,366
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	(56,543)	-
(Decrease) Increase in accounts payable affiliates	286,461	286,458

Net cash (used in) provided by operating activities	(89,545)	8,209

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(89,545)	8,209

Cash and cash equivalents, beginning	138,631	109,633

Cash and cash equivalents, ending	$ 49,086	$ 117,842

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2004	2003
Cash flows from operating activities:

Net Loss	$(1,573,811)	$(1,448,603)
Adjustments
Distributions from Operating Partnerships	65	71,089
Amortization	10,821	10,821
Share of Loss from Operating Partnerships	1,277,435	1,109,374
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,500)
Decrease (Increase) in accounts receivable		-
(Decrease) Increase in accounts payable affiliates	308,511	308,511

Net cash (used in) provided by operating activities	23,021	43,692

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2004	2003

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,021	43,692

Cash and cash equivalents, beginning	123,696	146,888

Cash and cash equivalents, ending	$ 146,717	$ 190,580

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

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
December 31, 2004

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2004 and for the three and nine months then ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in  interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2004 the Fund has accumulated unallocated acquisition amortization totaling $676,992.  The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 2004 and 2003 is as follows:

	2004	2003

Series 15	$102,588	$ 92,077
Series 16	164,297	147,447
Series 17	159,514	143,964
Series 18	111,409	99,996
Series 19	139,184	124,755
	$676,992	$608,239

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended December 31, 2004 and 2003 are as follows:

	2004	2003

Series 15	$136,365	$136,365
Series 16	172,995	172,995
Series 17	140,355	140,355
Series 18	95,487	95,487
Series 19	102,837	102,837
	$648,039	$648,039

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2004

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2004 and 2003, the Fund had limited partnership interests in 239 Operating Partnerships which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2004 and 2003 is as follows:

	2004	2003
Series 15	67	67
Series 16	64	64
Series 17	48	48
Series 18	34	34
Series 19	26	26
	239	239

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2004 and 2003 are as follows:

	2004	2003

Series 15	$ 4,206	$ 16,206
Series 16	72,362	75,362
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	24,000	24,000
	$187,017	$ 202,017

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2004.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2004	2003

Revenues
Rental	$ 8,504,454	$ 8,109,795
Interest and other	375,739	452,511

	8,880,193	8,562,306

Expenses
Interest	2,102,115	2,032,689
Depreciation and amortization	2,649,386	2,597,688
Operating expenses	5,625,878	5,546,358
	10,377,379	10,176,735

NET LOSS	$ (1,497,186)	$ (1,614,429)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (295,942)	$ (505,142)

Net loss allocated to other Partners	$ (14,972)	$ (16,144)

Net loss suspended	$ (1,186,272)	$ (1,093,143)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2004	2003

Revenues
Rental	$ 10,565,283	$ 10,045,689
Interest and other	447,873	510,538

	11,013,156	10,556,227

Expenses
Interest	2,554,022	2,665,026
Depreciation and amortization	3,284,533	3,331,560
Operating expenses	7,254,795	7,147,801
	13,093,350	13,144,387

NET LOSS	$ (2,080,194)	$ (2,588,160)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,618,611)	$ (2,035,467)

Net loss allocated to other Partners	$ (20,802)	$ (25,882)

Net loss suspended	$ (440,781)	$ (526,811)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2004	2003

Revenues
Rental	$ 10,186,748	$ 11,164,595
Interest and other	310,720	356,470

	10,497,468	11,521,065

Expenses
Interest	2,586,881	3,191,321
Depreciation and amortization	2,739,846	3,145,298
Operating expenses	6,230,187	7,168,558
	11,556,914	13,505,177

NET LOSS	$ (1,059,446)	$ (1,984,112)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (633,993)	$ (1,478,895)

Net loss allocated to other Partners	$ (10,595)	$ (19,842)

Net loss suspended	$ (414,858)	$ (485,375)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2004	2003

Revenues
Rental	$ 5,500,700	$ 5,213,185
Interest and other	216,770	282,938

	5,717,470	5,496,123

Expenses
Interest	1,353,365	1,397,541
Depreciation and amortization	1,957,512	1,971,478
Operating expenses	3,865,352	4,219,813
	7,176,229	7,588,832

NET LOSS	$ (1,458,759)	$ (2,092,709)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,175,233)	$ (1,822,366)

Net loss allocated to other Partners	$ (14,588)	$ (20,927)

Net loss suspended	$ (268,938)	$ (249,416)

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
December 31, 2004
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2004	2003

Revenues
Rental	$ 7,727,803	$ 7,449,402
Interest and other	289,973	336,983

	8,017,776	7,786,385

Expenses
Interest	2,425,220	2,460,760
Depreciation and amortization	2,299,849	2,031,020
Operating expenses	4,663,010	4,510,394
	9,388,079	9,002,174

NET LOSS	$ (1,370,303)	$ (1,215,789)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,277,435)	$ (1,109,374)

Net loss allocated to other Partners	$ (13,703)	$ (12,158)

Net loss suspended	$ (79,165)	$ (94,257)

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
December 31, 2004
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2004 were $648,039 and total fund management fees accrued as of December 31, 2004 were $20,626,245. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 67 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in one of the Operating Partnerships.

During the quarter ended December 31, 2004, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $4,206 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2004.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

     During the quarter ended December 31, 2004, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $72,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2004.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 48 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in one of the Operating Partnerships.

     During the quarter ended December 31, 2004, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of December 31, 2004. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended December 31, 2004, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 2004.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended December 31, 2004, none of Series 19 net offering proceeds were used to pay capital contributions.  Series 19 net offering proceeds in the amount of $24,000 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2004.

Results of Operations

As of December 31, 2004 and 2003 the Fund held limited partnership interests in 239 Operating Partnerships.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships.  The fund management fees incurred, net of reporting fees received, for the quarter ended December 31, 2004 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $131,865 $146,060, $137,127, $80,933, and $100,587 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2004 and 2003, the average qualified occupancy for the series was 99.9%.  The series had a total of 67 properties December 31, 2004. Out of the total 66 were at 100% qualified occupancy.

For the period ended December 31, 2004 and 2003, Series 15 reflects net loss from Operating Partnerships of $(1,497,186) and $(1,614,429), respectively, which includes depreciation and amortization of $2,649,386 and $2,597,688, respectively.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 15 of $1,526,358 and $28,197, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. Average occupancy through the fourth quarter of 2004 is 82%. Occupancy at the property had dropped due to an increase in evictions for non-payment of rent. There has been very little traffic at the property over the last 60 days. The market here is slow with very few phone calls to the property. Average vacancies in the area are running 15%-17%. Management is currently running rental concessions which began in July 2004. The current concession is "Move in and receive $1,500", which can be used any time during the lease term but not all up front, they must also fulfill the entire lease term or the credit will be removed from the account. Operations remain below breakeven due to high operating expenses and fluctuations in occupancy. The high operating expenses at the property are tied to preventative maintenance measures taken to maintain the development in a highly competitive market. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current. The current mortgage for this development expired in December of 2004. The original mortgage note has a provision whereby at the lenders sole discretion the mortgage may be extended five years. The Operating General Partner obtained an one year extension from the lender so that alternative financing can be pursued.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Average physical occupancy in 2003 was 72%. Despite low occupancy in 2003, the property operated above breakeven. As of the fourth quarter 2004, occupancy is still low at 82%, however, the property is operating above breakeven with Debt Coverage Service Ratio of 1.06. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. In January 2004, to enhance revenue, Rural Development allowed management to increase rental rates from $450 to $510 for one bedroom apartments and from $500 to $560 for two bedroom apartments. The property can support rental increases because the residents only pay 30% of their monthly income with the rest covered by rental assistance. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. At year-end, the average occupancy had increased to 88%, from 84% in the third quarter. The property is having low occupancy rates due to poor public perception and competition from other housing options, especially mobile homes. The management company hired a police detail to patrol the property at night to discourage loitering and improve safety. This initially resulted in a drop in occupancy as the less desirable tenants moved out. Howver, the additional security is beginning to improve the tenant base and is slowly improving occupancy. A new site manager with experience managing large housing complexes was hired in September 2004. The Investment General Partner will continue to closely monitor Livingston Plaza's operations. All taxes, insurance and mortgage payments are current. The Operating General Partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. Average occupancy has dropped from 96% at the end of June 2004 to 84% in July 2004 and hovered around 85% for the remainder of the year. The drop in occupancy is largely due to new home ownership programs sponsored by the state which have made purchasing a home a much more attractive option for residents. Management believes that the local economy is growing and has reported that several large chain stores may be moving to the area. Management intends to approach the human resources manager of a recently opened Lowe's Home Improvement store. Occupancy has improved to 90% as of January 28, 2005. The Operating General Partner, MRV, Inc., funded operating deficits in 2003 despite an expired guarantee.

Greentree Apartments Limited (Sue Ellen Apartments) is a 24-unit family property located in Utica, Ohio. Utica is a small rural town of about 2,000 residents 40 miles outside of Columbus. Average occupancy for 2004 was 78%. Many families have taken advantage of the USDA's single-family home ownership program. The Investment General Partner recently negotiated with the Operating General Partner for the insertion of exit strategy language into the Partnership Agreement. The Investment General Partner has secured a tentative buyer for the property and intends to complete the sale by mid-2005.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The estimated proceeds to the ILPs Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III) which are expected to be received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units. Due to the massive amount of insurance claims filed in this area, payment processing has been delayed. The Operating General Partner is currently finalizing negotiations with the insurance carrier for final payment in order to re-build the development. Several general contractors have been contacted and asked to submit bids. Construction is scheduled to commence in February or March of 2005. The compliance period ends in 2006.

Heron's Landing RRH Limited (Heron's Landing I) is a 37-unit development located in Lake Placid, Florida. The property was damaged by two hurricanes in September 2004 resulting in 18 residential units coming off line. The property is receiving loss of rent insurance payments. While repairs are underway, displaced residents are being housed with family or in FEMA trailers. At the time of the hurricane, the Investment General Partner was in the process of negotiating a transfer of the Operating General Partner interest in exchange for exit strategy for the Limited Partner. The compliance period ends in 2006.

Series 16

As of December 31, 2004 and 2003, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at December 31, 2004, all of which were at 100% qualified occupancy.

For the period ended December 31, 2004 and 2003, Series 16 reflects net loss from Operating Partnerships of $(2,080,194) and $(2,588,160), respectively, which includes depreciation and amortization of $3,284,533 and $3,331,560, respectively.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit family property, located in Plattsmouth, NE, that continues to operate below breakeven due to low occupancy. Through the third quarter of 2004, average physical occupancy remained at 35%. In the fourth quarter physical occupancy increased to 40%. Over abundance of affordable housing in the area has negatively impacted occupancy at this property. Lay-offs at area businesses have further softened the market. Additionally, the property does not offer amenities such as washer and dryer hook-ups in each unit nor does it have a parking lot for its residents; amenities available in surrounding tax credit properties. In the first quarter of 2004, to improve marketability of the property, the Operating General Partner renovated ten out of thirteen vacant apartments; however, this did not result in an increase in physical occupancy. The management company has stepped up their advertising, met with the local real estate companies, and has increased site signage. The four commercial spaces at the property have been leased and generate about $1,500 in monthly income. The mortgage and insurance are current; however the real estate taxes for 2003 are overdue and real estate taxes for the first, second, and third quarters of 2004 are late. The Operating General Partner is working with the city to establish a payment plan. Additionally, in the first quarter of 2005, the city will be reassessing the value of the property which will reduce real estate taxes. The Operating General Partner has supported the property financially in the past; however, in the third quarter the Operating General Partner requested help from the Investment General Partner. The Investment General Partner is working closely with the Operating General Partner to insure that the mortgage does not go into default.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2003 audited financial statement indicates operations below breakeven due to low occupancy. The low occupancy in 2003 was due to the lack of rental assistance for seven of the units and a recently imposed restriction on Section 8 mobile vouchers. As of December 31,2004 occupancy at the property is 93%. The management company currently maintains a significant waiting list of pre-qualified tenants and is currently processing several applications.

Mid City Associates (Mid City Apartments) is a 58 unit, family property located in Jersey City, NJ. The subject property is a scatter site development. The property operated with an average occupancy of 95% thru November 2004. Despite an improvement in occupancy, compared to 90% in 2003, the property is not projected to breakeven in 2004. The Operating General Partner continues to fund shortfalls despite the expiration of the guarantee. The mortgage and taxes are current.

Summersville Estates Limited Partnership (Summersville Estates) is a 24-unit property located in Summersville, Missouri. The property operated with an average occupancy of 73% and operated below breakeven during 2004. Occupancy has struggled due to insufficient operating income to perform major turnover and tenant damage repairs to several vacant units. Management tried to get approval from Rural Development to use Replacement Reserve funds for the renovations; however, RD would not approve the withdrawal. Management is closely monitoring expenses and hired a new property manager in December. This manager will also perform the property maintenance and concentrate on getting the vacant units rent-ready. The Investment Limited Partner is currently negotiating the sale of its interest, but will continue to monitor operations closely until the sale is complete or operations have improved and stabilized.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 75% for the year 2003. Based on the most recent information received occupancy has increased slightly to an average of 81%. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the third quarter of 2004. The management agent continues to market the available units by, working closely with the housing authority and, continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60 unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the general partner that was formed to take over the management of the general partner's assets. It is hoped that the general partner's close relationship with the managing agent will encourage him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. Current major issues include inconsistent physical and economical occupancy, high operating expenses and past tax credit compliance issues. On December 31 2004, the property manager reported physical occupancy at 95% and stabilizing. Economic occupancy is reported to be improving proportionately. The management company has implemented expense controls and is working to decrease payables. While the property is still operating with an annual operating deficit of $36,000, this represents an improvement of $257,000 compared to the deficits incurred in 2003. If occupancy and operations continue to stabilize, the General Partner may be able to obtain new financing with a lower interest rate in 2005. Current tenant files are being audited for tax compliance standards. Prior year 8823s continue to be reviewed to determine if issues can still be addressed.

Series 17

   As of December 31, 2004 and 2003, the average qualified occupancy for the series was 99.7%.  The series had a total of 48 properties at December 31, 2004.  Out of the total 47 were at 100% qualified occupancy.

For the period ended December 31, 2004 and 2003, Series 17 reflects net loss from Operating Partnerships of $(1,059,446) and $(1,984,112), respectively, which includes depreciation and amortization of $2,739,846 and $3,145,298, respectively.

The reduction in net loss per BAC in the current year is primarily the result of a reduction in the share of loss from Operating Partnerships reported by the series. The reduction in the Operating Partnership loss is a result of an increase in losses suspended due to limitations of the equity method of accounting.

Annadale Housing Partners (Annadale Apartments) has historically reported net losses due to operational issues associated with the property. In 2003, occupancy decreased from the previous year's level, averaging 81.9% for the year. As a result of the low occupancy the site staff was replaced during the fourth quarter of 2003. Due to the efforts of the new site staff and continued aggressive marketing occupancy has shown improvement in 2004, with fourth quarter occupancy remaining strong at 94%. Management has promoted events such as a food drive to bring the community together. A new advertisement has been running in the local paper offering the first months rent free at the senior property. Expenses decreased from the prior year levels, however remain higher than the state average. Maintenance costs continue to be high due to the provisions of the loan agreements which stipulate that the Operating Partnership must spend a minimum of $55,000 per year on capital improvements, with the funding coming from operations. A substantial rent increase went into effect in February 2004, and operating statements through December 2004 demonstrate that the Operating Partnership continues to operate above breakeven. As operations have stabilized over the course of 2004, the Investment General Partner will no longer provide special disclosure on this Operating Partnership.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively. Of the proceeds received $352,751 and $24,765, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded by Series 3 and Series 17 of $406,422 and 3,109, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

Midland Housing L.P. (Stratford Place Apartments) is a 53 unit family/elderly property located in Midland, MI. The average occupancy for 2003 was 86% which was higher than the average occupancy of 79% thru the fourth quarter of 2004. The site manager stated that the decline in occupancy is due to a lack of Rental Assistance, a lack of qualified tenants and a slow local economy. The primary employer in the area, Dow Chemical, is experiencing a reduction in work force. The management agent stated they are also competing with home ownership due the low interest rates and low home values in the market area. There are three affordable housing communities in this town, all competing with each other. Management is offering reduced rents of $100 per month, and resident referrals are being implemented to raise occupancy. The Operating General Partner continues to fund operating deficits. The mortgage, real estate taxes and insurance are current.

Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy and significant deferred maintenance issues. Occupancy through December 2004 has averaged 88%. The property is currently operating above breakeven due to the fact that operating expenses have been kept low. The replacement reserve has not been funded at required levels. At December 31, 2003 real estate taxes were delinquent for the years 2001-2003 in the amount of $85,416. In February 2004, Rural Development agreed to voucher the 2001 and 2002 unpaid taxes. The 2003 taxes were paid from property operations. In an effort to make the property financially solvent, Rural Development is working towards re-amortizing the total loan amount thus easing the burden on the property for all outstanding balances due. Due to the successions of hurricanes experienced in Florida, the finalizing of the refinance has been delayed slightly and is anticipated to be completed in the first quarter of 2005. Management has also requested additional Rental Assistance, and a rent increase of $30 per unit. The Operating Partnership is also faced with deferred maintenance issues. There is evidence of damage to some of the concrete patios, which are washing out as there are no gutters to divert the rainfall. There is a drainage problem at the base of the driveways. The kitchen counters and cabinets are old. The property is experiencing problems with the cracking of water pipes. The pipes are apparently buried only 5 inches below the surface. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes, and was able to pay the 2004 taxes in November 2004. Once the debt is reamortized, the focus will be on replenishing reserves in order to cure deferred maintenance issues. The Investment General Partner continues to monitor the situation.

Waynesburg Housing Limited Partnership (Waynesburg House Apartments) is a 34-unit elderly development located in Waynesburg, Pennsylvania. The 2003 financial statement indicates significantly improved operations well above breakeven. During 2003 occupancy stabilized above 90% and as of December 31, 2004 is 94%. The Investment General Partner will continue to monitor this property. Provided that the improved operations continue throughout the first quarter of 2005 and upon review of the 2004 financial statement, the Investment General Partner will discontinue special disclosure on this Operating Partnership.

Aspen Ridge Apartments, L.P. is a 42-unit development located in Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the general partner that was formed to take over the management of the general partner's assets. It is hoped that the general partner's close relationship with the managing agent will encourage him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. Current major issues include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues. On December 31 2004, the property manager reports stabilized physical occupancy at 98%. Economic occupancy is reported to be improving proportionately, averaging 95% for 2004. The management company has implemented expense controls and is working to decrease payables. The property reported a positive cash flow of $44,000 for 2004, which is a $186,000 improvement over performance in 2003. If occupancy and operations remains stabilized, the General Partner may be able to obtain new financing bearing a lower interest rate in 2005. Current tenant files are being audited for tax credit compliance standards. Past 8823s are being reviewed to determine if any corrections can be made.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction is anticipated to close in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The estimated proceeds to the ILPs Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III) which are expected to be received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.

Series 18

 As of December 31, 2004 and 2003 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at December 31, 2004, all of which were at 100% qualified occupancy.

For the period ended December 31, 2004 and 2003, Series 18 reflects net loss from Operating Partnerships of $(1,458,759) and $(2,092,709), respectively, which includes depreciation and amortization of $1,957,512 and $1,971,478, respectively.

Series 18 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

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

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General has been assigned to Murray Calhoun, the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting therefrom. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 96% through 2004. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations in 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. Although occupancy has consistently remained above 90%, the property continues to struggle to meet its expenses. Previously, the property has been delinquent in their water, sewer, and real estate payments to the City of Boston and has not consistently met the terms of the established payment agreement; however payments for the second and third quarter of 2004 appear to meet required amounts and timeframes. Management recently began discussions with the Boston Housing Authority to reduce vacancy losses and improve the timing of subsidy payments. As yet, it is undetermined whether these discussions will be successful. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The Operating General Partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments), is a 120 unit family development in Naples, Florida. The Management Company is a related entity to the General Partner. In late 2003, the Operating General Partner discovered mismanagement at the site level and made immediate steps to cure, including staffing changes. During this process, it was discovered that the tax credit files were being inadequately kept. The Investment General Partner dispatched its compliance department to conduct a full audit on all files, issuing a detailed report to the Operating General Partner, who continues to work with the management team to correct any potential findings. The Operating General Partner has funded operating deficits and as of the end of the fourth quarter of 2004, occupancy had climbed from a low of 78% in November 2003 to 99% as of December 2004.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property, located in Chelsea, Massachusetts that, through 2003 and 2004, has had negative cash flow. This is the result of low occupancy, residential rents that are too low to support expenses, and loss of commercial rent. As of the fourth quarter of 2004, operations have not improved. The commercial space is still not rentable as The City of Chelsea has delayed issuing Certificates of Occupancy for this space due to outstanding trash violations. The Operating General Partner is negotiating with the City to pay these past due trash charges and release the Certificates of Occupancy. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to amount and time.

Lathrop Properties, L.P. (Lathrop Properties), is a 24-unit property located in Lathrop, Missouri. The property has operated at a deficit through December 2004 due to low occupancy of 88%. Management is currently evaluating marketing efforts to improve occupancy. The property will reach the end of its compliance period on December 31, 2008. The Investment Limited Partner for Lathrop Properties is currently negotiating the sale of its interest, but will continue to monitor operations closely until the sale is complete or operations have stabilized.

Preston Wood Associates L.P. (Preston Apartments) is a 62-unit property located in Bentonville, Arkansas. In previous years, Preston Wood operated below breakeven due to high debt service and high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state. During 2003, the property re-amoritzed the debt thereby reducting the payment by $6,200 monthly, allowing the property to reduce some of the long term obligations. The average occupancy through year-end 2004 is 85%, with December's occupancy being 94%. Fluctuations in occupancy in 2003 and 2004 were related to layoffs at the two major employers in the area. In response to the change in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to residents. During 2004, the property continued its aggressive marketing strategy and changed its current manager. The Investment General Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy. The Operating General Partner continues to fund operating deficits. The mortgage, trade payables, property taxes and insurance are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Credit delivery began in 1993 and continued through 2003. The property has historically operated below breakeven, and continued to do so in 2004. The property expended cash due to high debt service (specifically high interest rate of 10.5%) and high operating expenses. The average occupancy for 2004 based on the most recent information was 92%, which is consistent with the prior year. The Investment Limited Partner has suggested the Operating General Partner investigate refinancing the property. The Operating General Partner continues to fund operating deficits.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72-unit property located in Macedon, NY. The property has historically operated below breakeven, and continued to do so in 2004. When comparing current operations with expected cash flow, expenses are running significantly higher than projected, specifically real estate taxes and insurance. Although rents are currently $80 less than the tax credit maximum allowable rents, this property is part of a three phase complex, and any rent increase would be detrimental to occupancy. Management does not feel that the area where the property is located can support any increase. Occupancy through the fourth quarter 2004 decreased to 82% from the 2003 average occupancy of 90%. As a result the property is operating below breakeven at year end. The Operating General Partner has stated that the economy is poor with the decrease in employment at Kodak, and other area corporations. The Operating General Partner interest has been transferred from Home Properties of New York, LP to Silver Evergreen, LLC, with an effective date of September 30, 2004. Home Properties has decided to exit the Affordable Housing business and has been actively transferring its tax credit portfolio over the last two years. The new Operating General Partner is making strong efforts to improve operations at the property and increase occupancy.

Series 19

As of December 31, 2004 and 2003 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at December 31, 2004, all of which were at 100% qualified occupancy.

For the period ended December 31, 2004 and 2003, Series 19 reflects net loss from Operating Partnerships of $(1,370,303) and $(1,215,789), respectively, which includes depreciation and amortization of $2,299,849 and $2,031,020, respectively.

Series 19 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Hebbronville Apts., Lone Star Seniors Apts., and Martindale Apts. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 68 apartment units in total. The low income housing tax credit available annually to Series 19 from the Calhoun Partnerships is approximately $78,750, which is approximately 1% of the total annual tax credit available to investors in Series 19.

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

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun's controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution resulting there from. RHS has also indicated that it will consent to the replacement of general partners noted above.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri has historically operated below breakeven as a result of low occupancy and reduced rent levels. Occupancy at the property averaged 71% in 2003. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated. Rent decreases were required to attract potential residents. Management also ran ads in the local newspaper and has posted flyers throughout the community and in surrounding areas. The marketing efforts produced results in the occupancy. Occupancy averaged 88% through the fourth quarter of 2004 and averaged 91% for the fourth quarters. The property continues to operate below breakeven due to the reduced rent levels. As of October 1, 2004, the Operating General Partner interests were transferred to Missouri Valley Community Action Agency, a local nonprofit that manages, develops and provides services to affordable housing. Upon transfer to a nonprofit, the mortgage became a cash flow only mortgage. This has helped the property operate at breakeven for the fourth quarter of 2004.

Jeremy Associates L.P., a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003. Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities. To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising. Average occupancy through year-end 2004 is 88.6% and trending up to 91% in January 2005. The property also experienced high operating costs attributed to foundation and stress cracks over the past several years. Between 2001 and 2003 a total of $61,310 in foundation work was completed. An engineer's report was conducted to inspect all buildings for foundation movement in 2003. The inspection identified five buildings with current foundation movement. The 2004 capital expenditures reflect monies for foundation work to be completed on three out of five buildings totaling $42,000. The overall estimate to complete the foundation work and address the interior issues as a result of the movement is estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. At this point the Operating General Partner is monitoring movement in the five buildings identified in the engineer's report before proceeding further.

The Investment General Partner visited the property in July and reviewed the work that has been completed and discussed the future improvements with the Operating General Partner. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Community Dynamics - Plano is a 240-unit family development located in Plano, Texas. Occupancy was 93% in the third quarter of 2004. The property expended $219,970 in 2003, which was covered by cash, accounts payable and reserves. Through the third quarter of 2004 the property has only expended cash of about $34,000 due to improvement in expense levels and increasing income. The General Partner has a $200,000 guarantee that expires in 2012.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 22, 2005	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 22, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 22, 2005	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal