Form 10-K
period 2005-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2005-07-15
CIK 879555

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2005 or

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

Parts II, IV Form 8-K
Form 8-K dated April 4, 1994
Form 8-K dated April 4, 1994
Form 8-K dated April 7, 1994
Form 8-K dated April 8, 1994
Form 8-K dated April 12, 1994
Form 8-K dated April 14, 1994
Form 8-K dated May 12, 1994
Form 8-K dated May 29, 1994
Form 8-K dated May 31, 1994
Form 8-K dated June 16, 1994
Form 8-K dated June 27, 1994
Form 8-K dated June 27, 1994
Form 8-K dated July 8, 1994
Form 8-K dated September 1, 1994
Form 8-K dated September 12, 1994
Form 8-K dated September 21, 1994
Form 8-K dated October 19, 1994
Form 8-K dated October 25, 1994
Form 8-K dated October 28, 1994
Form 8-K dated November 19, 1994
Form 8-K dated January 12, 1995

BOSTON CAPITAL TAX CREDIT FUND III L.P.
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I

Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Partnership Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9a.	Controls and Procedures

PART III

Item 10.	Directors and Executive Officers of the Fund
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series.  The registration for additional BACs became effective on October 6, 1993.  As of March 31, 2005, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020.  The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

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

As of March 31, 2005 the Fund had invested in 66 Operating Partnerships on behalf of Series 15, 64 Operating Partnerships on behalf of Series 16, 47 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 2.    Properties

The Fund has acquired a Limited Partnership interest in 237 Operating Partnerships in five series, identified in the table set forth below.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
April Gardens Apts. III	Las Piedras, PR	32	$1,439,360	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,286,700	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	499,782	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	990,134	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	771,657	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	795,182	03/92	09/92	100%	152,282

Buena Vista Apartments, Phase II	Union, SC	44	1,425,151	03/92	01/92	100%	281,000

Calexico Senior Apts.	Calexico, CA	38	1,886,870	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	724,857	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,262,086	10/92	09/93	100%	247,599

Coral Ridge Apartments	Coralville, IA	102	2,353,776	03/92	11/92	100%	2,257,827

Country Meadows II, III, IV	Sioux Falls, SD	55	1,134,349	05/92	09/92	100%	1,220,825

Curwensville House Apts.	Curwensville, PA	28	1,187,140	09/92	07/93	100%	262,000

Deerfield Commons	Crewe, VA	39	1,206,236	04/92	06/92	100%	242,430

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
East Park Apts. I	Dilworth, MN	24	$502,099	06/94	01/94	100%	$406,100

Edgewood Apts.	Munford-ville, KY	24	769,946	06/92	08/92	100%	156,763

Golden Age Apts.	Oak Grove, MO	17	395,676	04/92	11/91	100%	84,410

Graham Village Apts.	Graham, NC	50	1,230,000	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	668,358	04/94	10/75	100%	76,069

Greenwood Village	Fort Gaines, GA	24	659,405	08/92	05/93	100%	131,268

Hadley’s Lake Apts.	East Machias ME	18	1,018,345	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,458,017	07/92	02/93	100%	327,944

Harrison-ville Properties II	Harrison-ville, MO	24	597,811	03/92	11/91	100%	144,004

Harvest Point Apts.	Madison, SD	30	1,175,653	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,861,923	04/92	11/92	100%	1,153,620

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Heron’s Landing I	Lake Placid, FL	37	$1,179,726	10/92	10/92	100%	$255,339

Higginsville Estates	Higginsville, MO	24	616,226	03/92	03/91	100%	146,111

Kearney Estates	Kearney, MO	24	621,899	05/92	01/92	100%	138,103

Lakeside Apts.	Lake Village AR	32	1,196,559	08/94	08/95	100%	282,004

Lake View Green Apts.	Lake View, SC	24	871,074	03/92	07/92	100%	183,603

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,048,003	03/92	02/92	100%	229,986

Lebanon Properties III	Lebanon, MO	24	619,871	03/92	02/92	100%	152,171

Lebanon Village II	Spring Grove, VA	24	901,037	08/92	02/93	100%	169,000

Lilac Apts.	Leitchfield, KY	24	705,873	06/92	07/92	100%	148,015

Livingston Plaza	Livingston, TX	24	656,868	12/92	11/93	100%	176,534

Manning Lane Apts.	Manning, SC	42	1,441,572	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville, GA	18	542,098	08/92	12/92	100%	114,200

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Maryville Properties	Maryville, MO	24	$704,550	05/92	03/92	100%	$156,636

Meadow View Apts.	Grantsville, MD	36	1,456,140	05/92	02/93	100%	291,322

Millbrook Commons	Sanford, ME	16	901,775	06/92	11/92	100%	227,100

Monark Homes	Van Buren & Barling, AR	10	311,856	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	860,667	09/92	05/93	100%	206,820

North Trail Apts.	Arkansas City, KS	24	803,206	09/94	12/94	100%	194,118

Oakwood Village	Century, FL	39	1,087,420	05/92	05/92	100%	249,374

Osceola Estates Apts	Osceola, IA	24	611,594	05/92	05/92	100%	161,325

Payson Senior Center Apts.	Payson, AZ	39	1,459,446	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	3,592,148	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	858,987	03/92	01/92	100%	165,434

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Rio Mimbres II Apartments	Deming, NM	24	$758.657	04/92	04/92	100%	$149,811

River Chase Apts.	Wauchula, FL	47	1,450,122	08/92	10/92	100%	322,944

Rolling Brook III Apts.	Algonac, MI	26	809,576	06/92	11/92	100%	185,632

School St. Apts. Phase I	Marshall, WI	24	667,973	04/92	05/92	100%	666,025

Shenandoah Village	Shenandoah, PA	34	1,442,612	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	779,568	07/92	02/93	96%	178,084

Spring Creek II Apts.	Derby, KS	50	907,800	04/92	06/92	100%	1,060,282

Sunset Sq. Apts.	Scottsboro, AL	24	724,731	09/92	08/92	100%	143,900

Taylor Mill Apartments	Hodgenville KY	24	753,583	04/92	05/92	100%	173,606

Timmons Village Apts.	Lynchburg, SC	18	610,677	05/92	07/92	100%	122,450

University Meadows	Detroit, MI	53	2,182,841	06/92	12/92	100%	1,676,750

Valatie Woods	Valatie, NY	32	1,288,011	06/92	04/92	100%	277,600

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Village Woods	Healdton, OK	24	$682,958	08/94	12/94	100%	$173,616

Villas Del Mar	Urb. Corales de Hatillo, PR	32	1,439,547	08/92	08/92	100%	307,200

Virgen del Pozo Garden Apts.	Sabana Grande, PR	70	3,280,588	08/92	07/93	100%	772,550

Weedpatch Country Apts.	Weedpatch, CA	36	1,931,232	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	515,402	08/92	11/92	100%	108,000

Wood Park Pointe	Arcadia, FL	36	1,146,482	06/92	05/92	100%	243,672

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
1413 Leavenworth Apts.	Omaha, NE	60	$1,558,585	12/92	03/93	100%	$1,287,526

Abbey Orchards Apts.	Nixa, MO	48	1,317,777	03/94	06/94	100%	1,163,875

Abbey Orchards Apts. II	Nixa, MO	56	1,091,902	08/94	07/94	100%	1,137,750

Bernice Villa Apts.	Bernice, LA	32	900,772	05/93	10/93	100%	200,476

Branch River Commons Apts	Wakefield, NH	24	1,236,509	09/92	02/93	100%	246,105

Brunswick Manor Apts.	Lawrence-ville, VA	40	1,386,924	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	752,125	11/92	01/93	100%	175,959

Cape Ann YMCA Community Ctr.	Gloucester, MA	23	354,431	01/93	12/93	100%	693,132

Carriage Park Village	Westville, OK	24	687,887	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	492,950	10/92	07/93	100%	102,500

Cielo Azul Apts.	Aztec, NM	30	996,126	05/93	05/93	100%	389,749

Clymer Park Apts.	Clymer, PA	32	1,420,050	12/92	11/94	100%	317,428

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Crystal Ridge Apts.	Davenport, IA	126	$2,829,995	10/93	02/94	100%	$3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,420,608	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	628,741	08/93	03/93	100%	572,200

Derry Round House Court	Borough of Derry, PA	26	1,091,967	02/93	02/93	100%	248,019

Fairmeadow Apts.	Latta, SC	24	863,433	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	1,018,181	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	732,395	12/92	09/93	100%	162,397

Gibson Manor Apts.	Gibson, NC	24	874,055	12/92	06/93	100%	161,412

Greenfield Properties	Greenfield, MO	20	518,979	01/93	05/93	100%	126,046

Greenwood Apts.	Mt. Pleasant, PA	36	1,433,306	11/93	10/93	100%	352,000

Harmony House Apts.	Galax, VA	40	1,429,949	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	2,729,691	08/94	09/95	100%	2,005,814

Holly Tree Manor	Holly Hill, SC	24	866,928	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	949,131	11/93	04/94	100%	246,722

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Joiner Manor	Joiner, AR	25	$776,116	01/93	06/93	100%	$149,670

Landview Manor	Bentonia, MS	28	823,796	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,345,966	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	886,691	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,272,209	09/92	03/93	100%	274,750

Mariner’s Pointe Apts	Milwaukee, WI	64	2,002,377	12/92	08/93	100%	1,684,121

Mariner’s Pointe Apts. II	Milwaukee, WI	52	1,942,539	12/92	08/93	100%	1,676,219

Meadows of Southgate	Southgate, MI	83	2,159,521	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,930,885	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,618,243	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	1,188,505	02/93	10/93	100%	221,626

Newport Manor Apts.	Newport, TN	30	929,383	09/93	12/93	100%	204,863

Oak Forest Apts.	Eastman, GA	41	1,147,151	12/92	10/93	100%	251,269

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Parkwoods Apts.	Anson, ME	24	$1,256,969	12/92	09/93	100%	$320,206

Plantation Manor	Tchula, MS	28	810,680	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	502,021	12/93	11/94	100%	100,249

Riviera Apts.	Miami Beach, FL	56	1,646,049	12/92	12/93	100%	1,442,978

Sable Chase of McDonough	McDonough, GA	222	4,490,554	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	903,599	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	961,144	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	931,773	05/93	09/93	100%	206,086

Summersville Estates	Summersville, MO	24	607,254	05/93	06/93	100%	157,976

Stony Ground Villas	St. Croix, VI	22	1,394,842	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	665,302	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	743,502	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	727,740	12/92	07/94	100%	144,304

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
The Fitzgerald Building	Plattsmouth, NE	20	$574,707	12/93	12/93	100%	$924,780

The Woodlands	Tupper Lake, NY	18	913,132	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,565,983	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	831,501	05/93	10/93	100%	185,392

Valley View Apartments	Palatine Bridge, NY	32	1,382,073	05/94	05/94	100%	326,870

Victoria Pointe Apts.	North Port, FL	42	1,414,731	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,465,143	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	967,468	05/93	05/93	100%	231,741

Westchester Village of Oak Grove	Oak Grove, MO	33	978,274	12/92	04/93	100%	889,700

Westchester Village of St. Joseph	St. Joseph, MO	60	1,167,752	07/93	06/93	100%	1,316,500

Willcox Senior Apts.	Willcox, AZ	30	1,081,282	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,427,421	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Annadale Apartments	Fresno, CA	222	$11,821,311	01/96	06/90	100%	$1,108,873

Artesia Properties	Artesia, NM	40	1,373,772	09/94	09/94	100%	399,464

Aspen Ridge Apts.	Omaha, NE	42	729,939	09/93	11/93	100%	809,750

Briarwood Apartments	Clio, SC	24	884,056	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	1,104,789	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,123,145	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,201,042	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,049,734	05/93	04/93	100%	201,711

Caney Creek Apts.	Caneyville, KY	16	465,618	05/93	04/93	100%	118,800

Central House	Cambridge, MA	128	1,893,596	04/93	12/93	100%	2,498,109

Clinton Estates	Clinton, MO	24	723,821	12/94	12/94	100%	162,717

Cloverport Apts.	Cloverport, KY	24	730,754	04/93	07/93	100%	174,575

College Greene Senior Apts	Chili, NY	110	3,676,802	03/95	08/95	100%	232,545

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Crofton Manor Apts.	Crofton, KY	24	$781,343	04/93	03/93	100%	$168,420

Deerwood Village Apts	Adrian, GA	20	633,632	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,147,426	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,075,557	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,032,816	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	2,006,443	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	1,067,243	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,366,092	11/94	11/94	88%	964,813

Henson Creek Manor	Fort Washington, MD	105	4,034,184	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	521,559	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	992,377	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	668,861	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,043,841	11/93	08/94	100%	304,556

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Ivywood Park Apts.	Smyrna, GA	106	$3,708.638	06/93	10/93	100%	$2,093,847

Jonestown Manor Apts.	Jonestown, MS	28	849,944	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	4,062,522	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	3,112,817	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,458,040	02/94	12/94	100%	288,268

Maplewood Park Apts.	Union City, GA	110	3,309,052	04/94	07/95	100%	1,416,091

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	858,132	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,352,769	11/93	03/94	100%	439,277

Palmetto Villas	Palmetto, FL	49	1,613,687	05/94	04/94	100%	421,795

Park Place	Lehigh Acres, FL	36	1,144,821	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	789,313	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	857,675	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	2,836,008	12/93	12/94	100%	909,231

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Seabreeze Manor	Inglis, FL	37	$1,209,649	03/94	01/95	100%	$294,387

Soledad Senior Apts.	Soledad, CA	40	1,902,322	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	906,503	09/93	06/94	100%	902,915

Villa West V Apartments	Topeka, KS	52	1,035,009	02/93	10/92	100%	902,700

Waynesburg House Apts.	Waynesburg, PA	34	1,463,528	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,546,398	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,107,771	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	761,212	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Arch Apartments	Boston, MA	75	$1,644,815	04/94	12/94	100%	$3,017,845

Bear Creek Apartments	Naples, FL	118	4,535,634	03/94	04/95	100%	3,586,687

Briarwood Apartments	Humbolt, IA	20	696,646	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,782,967	03/94	12/94	100%	519,100

Chatham Manor	Chatham, NY	32	1,358,854	01/94	12/93	100%	296,860

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,461,133	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	814,772	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,687,190	08/94	01/95	100%	1,627,293

Glen Place Apartments	Duluth, MN	35	1,085,714	04/94	06/94	100%	1,328,621

Harris Music Building	West Palm Beach, FL	38	1,264,325	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield,CA	60	1,215,057	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,529,204	08/93	05/94	100%	1,029,000

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Lathrop Properties	Lathrop, MO	24	$723,221	04/94	05/94	100%	$171,579

Leesville Elderly Apts.	Leesville, LA	54	1,299,832	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,066,662	07/94	09/94	100%	595,439

Maple Leaf Apartments	Franklinville, NY	24	1,078,445	08/94	12/94	100%	296,587

Maple Terrace	Aurora, NY	32	1,361,932	09/93	09/93	100%	279,988

Marengo Park Apts.	Marengo, IA	24	738,041	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	473,213	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,457,498	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	944,051	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	792,669	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	484,880	01/94	07/94	100%	116,860

Parvin’s Branch Townhouses	Vineland, NJ	24	654,691	08/93	11/93	100%	761,856

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Peach Tree Apartments	Felton, DE	32	$1,451,148	01/94	07/93	100%	$206,100

Pepperton Villas	Jackson, GA	29	846,193	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville, AR	62	722,420	12/93	12/94	100%	1,067,200

Richmond Manor	Richmond, MO	36	1,006,542	06/94	06/94	100%	231,593

Rio Grande Apartments	Eagle Pass, TX	100	2,118,021	06/94	05/94	100%	666,840

Troy Estates	Troy, MO	24	672,770	12/93	01/94	100%	159,007

Vista Loma Apartments	Bullhead City, AZ	41	1,578,742	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	230,906	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	1,973,710	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2005

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Callaway Villa	Holt’s Summit, MO	48	$1,089,466	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,322,464	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,461,133	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,392,623	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	3,219,865	08/94	03/95	100%	3,337,884

Garden Gate Apartments	Forth Worth, TX	240	5,417,839	02/94	04/95	100%	3,576,605

Garden Gate Apartments	Plano, TX	240	6,796,541	02/94	05/95	100%	3,166,064

Hebbronville Senior	Hebbronville, TX	20	504,883	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,338,733	05/94	08/95	100%	1,715,351

Jenny Lynn Apts.	Morgantown, KY	24	785,003	01/94	09/94	100%	182,800

Lone Star Senior	Lone Star, TX	24	597,241	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	941,157	05/94	08/95	100%	227,910

Maplewood Park Apts.	Union City, GA	110	3,309,052	04/94	07/95	100%	1,416,091

Martindale Apts.	Martindale, TX	24	659,419	12/93	01/94	100%	154,790

Property Name	Location	Units	Mortgage Balance As of 12/31/04	Acq Date	Const Comp	Qualified Occupancy 3/31/05	Cap Con Paid Thru 3/31/05
Munford Village	Munford, AL	24	$741,506	10/93	04/94	100%	$165,800

Northpoint Commons	Kansas City, MO	158	4,386,305	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	638,577	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,707,443	03/95	05/95	100%	499,104

Sahale Heights Apts.	Elizabethtown, KY	24	838,107	01/94	06/94	100%	238,600

Seville Apartments	Forest Village, OH	24	650,388	03/94	03/78	100%	71,780

Sherwood Knoll	Rainsville, AL	24	762,518	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	920,632	01/94	11/95	100%	223,029

Tanglewood Apartments	Lawrenceville, GA	130	3,935,570	11/93	12/94	100%	3,020,840

Village North I	Independence, KS	24	833,267	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	4,793,910	12/93	01/95	100%	2,833,420

Wedgewood Lane Apartments	Cedar City, UT	24	978,734	06/94	09/94	100%	262,800

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

(b)           Approximate number of security holders

As of March 31, 2005 the Fund has 13,242 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 15 consists of 2,440 investors holding 3,870,500 BACs, Series 16 consists of 3,400 investors holding 5,429,402 BACs, Series 17 consists of 2,930 investors holding 5,000,000 BACs, Series 18 consists of 2,092 investors holding 3,616,200 BACs, and Series 19 consists of 2,380 investors holding 4,080,000 BACs at March 31, 2005.

(c)           Dividend history and restriction

The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, September 19, 1991 through March 31, 2005.

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

During the year ended March 31, 2005, the Fund made a return ofequity distribution to the Series 15 and Series 17 Limited Partners in the amount of $107,567 and $24,767, respectively.  The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

Item 6.             Selected Financial Data

The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 2001 through March 31, 2005.  Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	(UNAUDITED)**
Operations	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001
Interest & Other Income	$24,940	$30,103	$45,840	$108,235	$159,689

Share of Loss of Operating Partnership	(12,401,037)	(9,459,170)	(9,013,016)	(9,965,195)	(10,571,206)
Operating Expense *	(21,174,761)	(3,818,419)	(3,394,204)	(2,557,899)	(2,998,840)

Net Loss	$(33,550,858)	$(13,247,486)	$(12,361,380)	$(12,414,859)	$(13,410,357)

Net Loss per BAC	$(1.51)	$(.60)	$(.56)	$(.56)	$(.60)

Balance Sheet	March 31, 2005	March 31, 2004	March 31, 2003	March 31, 2002	March 31, 2001

Total Assets	$27,590,451	$58,793,521	$70,791,712	$83,058,985	$93,724,360

Total Liabilities	$22,002,383	$19,522,261	$18,272,966	$18,178,859	$16,429,375
Partners’ Capital	$5,588,068	$39,271,260	$52,518,746	$64,880,126	$77,294,985

* Operating Expense includes Impairment Losses recorded in the amounts of $18,797,540 for 2005, $1,136,378 for 2004, $707,589 for 2003, and $371,241 for 2001.

** Refer to Exceptions to Certifications discussing presentation of Unaudited Financial Statements

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations.  Fund management fees accrued during the year ended March 31, 2005 were $2,584,802, and total fund management fees accrued as of March 31, 2005 were $21,142,392.  During the year ended March 31, 2005 the Fund paid fees of $127,647 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2005, the Fund released $11,998 of Series 15 net offering proceeds to pay outstanding installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 67 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 66 of the 67 Operating Partnerships.  Series 15 has $4,208 in capital contributions that remain to be paid to the other Operating Partnership.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set fourth in their partnership agreements.

(Series 16).  The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16.  Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2005, the Fund released $1,500 of Series 16 net offering proceeds to pay outstanding installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2005 the netproceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 60 of the 64 Operating Partnerships.  Series 16 has $72,362 in capital contributions that remain to be paid to the other 4 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set fourth in their partnership agreements.

(Series 17).  The Fund commenced offering BACs in Series 17 on January 24, 1993.  The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17.  Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2005, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 48 Operating Partnerships in an aggregate amount of $37,062,980, and the Fund had completed payments of all installments of its capital contributions to 43 of the 48 Operating Partnerships.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of March 31, 2005.  Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnership.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set fourth in their partnership agreements.

(Series 18).  The Fund commenced offering BACs in Series 18 on June 17,1993.  The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18.  Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2005, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships.  Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set fourth in their partnership agreements.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8, 1993.  The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19.  Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2005, the Fund released $24,000 of Series 19 net offering proceeds to pay outstanding installments of its capital contributions to 1 Operating Partnership.  As of March 31, 2005 proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of certain partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2005 and 2004 was $1,666,693 and $2,202,369, respectively.   The decrease in the current years annual fund management fee incurred net of reporting fees, is primarily the result of the payment of prior years Reporting Fee in the amounts of $256,461 for Series 15 and $235,999 for Series 17 from the sale of one Operating Partnership.

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 66 properties at March 31, 2005, 65 of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $2,879,758 and $2,801,330, respectively, in passive income tax losses that were passed through to the investors and also provided $0.14 and $0.55, respectively, in tax credits per BAC to the investors. Series 15 experienced a decrease in the tax credits generated per BAC from calendar year 2004 to 2005. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2004 to 2005 results from the fact that a large number of the Operating Partnerships are in their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 15 was $1,479,898, and $7,381,968, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2004 and 2003, Series 15 reflects net loss from Operating Partnerships of $(2,458,307) and $(3,158,279), respectively, which includes depreciation and amortization of $3,372,711 and $4,113,421, respectively.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively.  The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003.  Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004.  This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor.  The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity.  These funds were not fully utilized and the ILP share of the remaining funds were paid in April 2005.  The totals received were $9,163 for Series 3 and $795 for Series 15.   The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15.  Accordingly, gains on the sale of the property were recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively.  The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin.  Average occupancy for the first quarter of 2005 is 69%. Occupancy at the property had dropped due to an increase in evictions for non-payment of rent.    Average vacancies in the area are running 15%-17%.  In January, 2005, Management decreased the rent levels by $50 and eliminated the water and sewer surchange.  A resident referral program was also initiated.  The property is advertising in local publications, rental publications and the Madison, Wisconsin newspaper.  As a result, traffic started to pick up during the first quarter and occupancy was 74% as of March 31, 2005.   In mid-May, 2005, occupancy continued to increase and was 83%. Operations remain below breakeven due to high operating expenses and vacancy loss.   The Operating General Partner continues to fund any operating cash deficits.  The mortgage, taxes, insurance and accounts payables are current.  The current mortgage for this development expired in December of 2004.  The original mortgage note has a provision whereby at the lenders sole discretion the mortgage may be extended five years.  The Operating General Partner obtained a one year extension from the lender to pursue alternative financing.  The Operating General Partner was able to refinance the current mortgage with a four year loan with the first two years requiring monthly interest payments only.  The loan amortizes over a thirty year period and is guaranteed by the principals of the Operating General Partner.  The interest rate is LIBOR plus 220 basis points.  In addition, the Operating General Partner requested that the Investment Limited Partnership assist in funding operating deficits through the end of the compliance period which occurs in 2007.  The Investment Limited Partnership agreed to advance funds over time in quarterly amounts equal to 25% of the operating deficit up to $25,000 through the end of the compliance period.  As of March 2005 the Investment Limited Partnership had not advanced any funds to the property.  In the secord quarter of 2005 the Investment Limited Partnership advanced $1,500 to the property.

Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas.  Average physical occupancy in 2004 was 80%.  Despite the low occupancy, the property operated above breakeven with Debt Coverage Service Ratio of 1.10.  As of the first quarter 2005, occupancy is still low at 84%, however, the property is operating above breakeven with Debt Coverage Service Ratio of 1.06.  The low occupancy is due to a lack of qualified residents in the Lake Village area.  To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers.  In January 2004, to enhance revenue, Rural Development allowed management to increase rental rates from $450 to $510 for one bedroom apartments and from $500 to $560 for two bedroom apartments. The property can support rental increases because the residents only pay 30% of their monthly income with the rest covered by rental assistance.  The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas.  Average occupancy in the first quarter of 2005 was 88%.  The property is having occupancy problems due to insufficient marketing and poor management.  In December 2005, a new, more experienced site manager took over the management of the property.  She implemented a more stringent tenant screening criteria to stabilize the tenant base and addressed deferred maintenance issues to improve curb appeal.  The Investment General Partner visited the property in April 2005 and noted improvements in the landscaping, project housekeeping and unit conditions.  The Investment General Partner also continues to work with the management company to discuss more effective marketing and outreach strategies to increase traffic.  All taxes, insurance and mortgage payments are current.  The Operating General Partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita.  Average occupancy has dropped from 96% at the end of June 2004 to 84% in July 2004 and hovered around 85% for the remainder of the year.  The drop in occupancy was largely due to new home ownership programs sponsored by the state which have made purchasing a home a much more attractive option for residents.  Management believes that the local economy is growing and has reported that several large chain stores may be moving to the area.  Management intends to approach the human resources manager of a recently opened Lowe’s Home Improvement store to obtain qualified applicants.  Occupancy has improved to 90% as of March 31, 2005.  The Operating General Partner, MRV, Inc., funded operating deficits in 2004 despite an expired guarantee.

Greentree Apartments Limited (Sue Ellen Apartments) is a 24-unit family property located in Utica, Ohio.  Utica is a small rural town of about 2,000 residents 40 miles outside of Columbus.  Average occupancy for the first quarter of 2005 was 74%.  Many families have taken advantage of the USDA’s single-family home ownership program.  The Investment General Partner recently negotiated with the Operating General Partner for the insertion of exit strategy language into the Partnership Agreement.  The Investment General Partner has secured a tentative buyer for the property and intends to complete the sale by mid-2005.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  The estimated proceeds to the ILPs Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III) received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15, and Series 17, respectively.  Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP’s interests.  Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors.  Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively.  The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Accordingly, losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $2,113,352, $690,791, $3,046,179 and $2,791,520, respectively.  The losses recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida.  The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units.  Due to the massive amount of insurance claims filed in this area, payment processing was delayed. The Operating General Partner received insurance proceeds for reconstruction in January 2005.  Several general contractors have been contacted and asked to submit bids. Construction is scheduled to commence in June of 2005. The compliance period ends in 2006.  The Investment Limited Partner is currently negotiating the insertion of exit strategy language into the Partnership Agreement to allow for the sale of its interest in the partnership at the end of the compliance period.

Heron’s Landing RRH Limited (Heron’s Landing I) is a 37-unit development located in Lake Placid, Florida. The property was damaged by two hurricanes in September 2004 resulting in 19 residential units coming off line. The property is receiving loss of rent insurance payments. Repairs are anticipated to be complete by May 31, 2005.  While repairs are underway, displaced residents are being housed with family or in FEMA trailers. At the time of the hurricane, the Investment General Partner was in the process of negotiating a transfer of the Operating General Partner interest in exchange for exit strategy for the Limited Partner.  The transfer of the Operating General Partner’s interest and the insertion of exit strategy language into the partnership agreement occurred January 7, 2005.  The compliance period ends in 2006.

Lake View Associates (Lake View Green Apartments) is a 24 unit property located in Lake View, SC.  Low occupancy has hindered this property’s performance.  Occupancy averaged 87.9% in 2004.  Occupancy remains sluggish during the first quarter of 2005, averaging 86%.  Management is experiencing difficulties in finding tenants able to pay the current rental rates necessary to sustain the property.  Due to federal and state cutbacks, applicants are not receiving the projected rental assistance that was expected when the property was originally underwritten.  Management has proposed a 20% rent reduction to its local housing authority as its only viable option to increase occupancy.  Unless the property receives additional rental assistance subsidies or the rents are reduced, management predicts occupancy will decline further.  The mortgage, taxes, insurance and payables are current.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44 unit property located in Union, SC. The property did not break even in 2004 due to mediocre occupancy and a 12% increase in operating expenses over the prior year. The property’s performance has improved in the first quarter of 2005. Operating expenses, which averaged $2,911/unit in 2004, decreased to $2,623/unit during the first quarter of 2005. Occupancy, which averaged 91% in 2004, has also improved to 97.7% in the first quarter of 2005. Management is confident that the property will break even in 2005 due to the decrease in operating expenses and the increase in rental revenue.  The mortgage, taxes, insurance and payables are current.

(Series 16).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 64 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $3,506,250 and $3,778,016, respectively, in passive income tax losses that were passed through to the investors and also provided $0.56 and $1.14, respectively, in tax credits per BAC to the investors.  Series 16 experienced a decrease in the tax credits generated per BAC from calendar year 2004 to 2005. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2004 to 2005 results from the fact sum of the Operating Partnerships have entered their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 16 was $4,684,946 and $11,502,384, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2004 and 2003, Series 16 reflects net loss from Operating Partnerships of $(3,184,975) and $(3,649,910), respectively, which includes depreciation and amortization of $4,521,303 and $4,540,081, respectively.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit family property, located in Plattsmouth, NE, that continues to operate below breakeven due to low occupancy.  Through the fourth quarter of 2004, average physical occupancy remained at 35%.  In the first quarter 2005 physical occupancy increased to 40%. Over abundance of affordable housing in the area has negatively impacted occupancy at this property. Lay-offs at area businesses have further softened the market.  Additionally, the property does not offer amenities such as washer and dryer hook-ups in each unit nor does it have a parking lot for its residents; amenities available in surrounding tax credit properties.

In the first quarter of 2004, to improve marketability of the property, the Operating General Partner renovated ten out of thirteen vacant apartments; however, this did not result in an increase in physical occupancy.  The management company has stepped up their advertising, met with the local real estate companies, and has increased site signage.  The four commercial spaces at the property have been leased and generate about $1,500 in monthly income. The mortgage and insurance are current; however the real estate taxes for 2003 and 2004 are overdue.  The Operating General Partner is working with the city to establish a payment plan.  Additionally, in the second quarter of 2005, the city will be reassessing the value of the property which will reduce real estate taxes.   The Operating General Partner has supported the property financially in the past; however, in the third quarter the Operating General Partner requested help from the Investment General Partner.  The Investment General Partner is working closely with the Operating General Partner to insure that the mortgage does not go into default.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development.  The 2004 audited financial statement indicates operations above breakeven due to improvements in occupany. As of March 31, 2005 occupancy at the property is 94%.  The management company currently maintains a significant waiting list of pre-qualified tenants and is currently processing several applications. The Operating General Partner continues to monitor the Operating Partnership.

Summersville Estates Limited Partnership (Summersville Estates) is a 24–unit property located in Summersville, Missouri.  First quarter 2005 occupancy has increased to 79% from an average of 71% in 2004 The property has struggled with occupancy due to poor performance of the previous on-site manager and the resulting lack of operating income to perform turnover repairs to several vacant units. Management tried to get approval from Rural Development (RD) to use Replacement Reserve funds for the renovations; however, RD would not approve the withdrawal. In December 2004 Management hired a new property manager who also covers maintenance for the property. He has concentrated on getting the vacant units rent-ready and has successfully improved occupancy. The first quarter report shows that the property is generating cash, despite the fact that expenses for the vacant unit improvements are being paid out of operating income. The Investment Limited Partner is currently negotiating the sale of its interest, but will continue to monitor operations closely until the sale is complete or operations have improved and stabilized.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin.  The property operated with an average occupancy of 82% for the year 2004.  Based on the most recent information received occupancy has increased slightly to an average of 84% as of March 2005.  Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the first quarter of 2005.  The management agent continues to market the available units by, working closely with the housing authority and continuing various marketing efforts to attract qualified residents.  The Operating General Partner continues to financially support the Operating Partnership.  The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60 unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska.  The original developer/general partner is still in place and continues to fund the operating deficits.  The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s.  Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property.  This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property.  On June 1, 2003, management of the property was transferred to Fieldcrest Management.  Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner’s assets. It is hoped that the Operating General Partner’s close relationship with the managing agent will encourage him to provide the resources and cooperation necessary to assure the management company’s success in operating the property effectively. Current major issues include inconsistent physical and economical occupancy, high operating expenses and past tax credit compliance issues. On December 31 2004, the property manager reported physical occupancy at 95% and stabilizing. Economic occupancy is reported to be improving proportionately.  The management company has implemented expense controls and is working to decrease payables.  While the property is still operating with an annual operating deficit of $36,000, this represents an improvement of $257,000 compared to the deficits incurred in 2003.  If occupancy and operations continue to stabilize, the Operating General Partner may be able to obtain new financing with a lower interest rate in 2005.  Current tenant files are being audited for tax compliance standards.  Prior year 8823s continue to be reviewed to determine if issues can still be addressed.   In May, 2005 the Operating General Partner obtained a lenders commitment to refinance the current debt on the property.  The Investment Limited Partner is currently reviewing the commitment and proposal from the Operating General Partner to enter into a separation agreement.   It is hoped that an agreement can be reached during the second and third quarters of 2005.

(Series 17).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the Series was 99.76%.  The series had a total of 47 properties at March 31, 2005, 46 of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $2,587,116 and $2,965,801, respectively, in passive income tax losses that were passed through to the investors and also provided $0.54 and $1.27, respectively, in tax credits per BAC to the investors. Series 17 experienced a decrease in the tax credits generated per BAC from calendar year 2004 to 2005. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2004 to 2005 results from the fact sum of the Operating Partnerships have entered their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

As of March 31, 2005 and 2004 Investments in Operating Partnerships for Series 17 was $4,891,801 and $12,903,828, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2004 and 2003, Series 17 reflects net loss from Operating Partnerships of $(1,400,083) and $(3,926,792), respectively, which includes depreciation and amortization of $3,999,711 and $4,751,784, respectively.  The significant decrease in net loss in the current year was due to the sale of one Operating Partnership, which is discussed below.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively.  Of the proceeds received $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership.  The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:  $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees.  Annual losses generated by the Operating Partnership, which were applied against the ILP’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17.  Accordingly, gains on the sale of the property were recorded as of March 31 2004 by Series 3 and Series 17 of $406,422 and $3,109, respectively.  The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the disposition fee.

Midland Housing L.P. (Stratford Place Apartments) is a 53 unit family/elderly property located in Midland, MI.   The average occupancy for 2004 was 79%, and declined slightly in first quarter of 2005 to 77%.  The site manager stated the primary cause for the low occupancy is competition from home ownership due to low interest rates and low home values in the market area. There are also three affordable housing communities in this town, all competing with each other.  Management is offering reduced rents of $100 per month, and resident referrals are being implemented to raise occupancy. The Operating General Partner is expecting the occupancy to improve with the current marketing effort and do not anticipate any further rent concessions.  The Operating General Partner continues to fund operating deficits.  The mortgage, real estate taxes and insurance are current.

Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy and significant deferred maintenance issues.  Occupancy through December 2004 has averaged 88%.  Occupancy has increased to 93% in the first quarter of 2005. The property is currently operating above breakeven due to reduced operating expenses, however the replacement reserve has not been funded at required levels.  At December 31, 2003 real estate taxes were delinquent for the years 2001-2003 in the amount of $85,416.  In February 2004, Rural Development (RD) agreed to voucher the 2001 and 2002 unpaid taxes.  The 2003 taxes were paid from property operations.  In an effort to make the property financially solvent, Rural Development is working towards re-amortizing the total loan amount thus easing the burden on the property for all outstanding balances due.  Due to the successions of hurricanes experienced in Florida, the finalization of the refinance has been delayed slightly and is anticipated to be completed in July 2005. Management has also requested additional Rental Assistance, and a rent increase of $30 per unit.  The Operating Partnership is faced with deferred maintenance issues.  There is evidence of damage to some of the concrete patios, which are washing out as there are no gutters to divert the rainfall.  There is a drainage problem at the base of the driveways.  The kitchen counters and cabinets are old.  The property is experiencing problems with the cracking of water pipes.  The pipes are apparently buried only 5 inches below the surface. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes, and was able to pay the 2004 taxes in November 2004.  Once the debt is reamortized, the focus will be on replenishing reserves in order to cure deferred maintenance issues.  The Investment General Partner continues to monitor the situation.

Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska.  The original developer/general partner is still in place and continues to fund the operating deficits.  The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s.   Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property.  This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property.  On June 1, 2003, management of the property was transferred to Fieldcrest Management.  Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner’s assets. It is hoped that the Operating General Partner’s close relationship with the managing agent will encourage him to provide the resources and cooperation necessary to assure the management company’s success in operating the property effectively. Current major issues include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues.  On December 31 2004, the property manager reports stabilized physical occupancy at 98%.  Economic occupancy is reported to be improving proportionately, averaging 95% for 2004. The management company has implemented expense controls and is working to decrease payables.  The property reported a positive cash flow of $44,000 for 2004, which is a $186,000 improvement over performance in 2003.  If occupancy and operations remains stabilized, the Operating General Partner may be able to obtain new financing bearing a lower interest rate in 2005.  Current tenant files are being audited for tax credit compliance standards.  Past 8823s are being reviewed to determine if any corrections can be made.  In May, 2005 the Operating General Partner obtained a lenders commitment to refinance the current debt on the property.   The Investment General Partner is currently reviewing the commitment and proposal from the Operating General Partner to enter into a separation agreement.   It is hoped that an agreement can be reached during the second or third quarters of 2005.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005.  As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken.  The estimated proceeds to the ILPs Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III) received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Series 12, Series 14, Series 15, and Series 17, respectively.  Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP’s interests.  Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors.  Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively.  The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates.  The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP.  Accordingly, losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $2,113,352, $690,791, $3,046,179 and $2,791,520, respectively.  The losses recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

Deerwood Village Limited Partnership (Deerwood Village) is a 20-unit project in Adrian, GA. During 2004, the property’s operations suffered high operating expenses that were well above the state average. Operating expenses totaled $3,465 per unit, compared to the state average of $2,735. The Debt Coverage Service Ratio for 2004 was 0.7. Because of the operating expense burden, the partnership depleted much of its replacement reserves. During the first quarter of 2005, operating expenses were reduced to an annulized amount of $2,627 per unit, which is well within the normal range and comparable to the state average. This has significantly improved the property’s cash flow for the first quarter 2005.

Henson Creek Manor Associates Limited Partnership (Henson Creek Manor) is a 105-unit development located in Fort Washington, MD.  In December of 2004 a resident of the complex reported mold in windows of the unit. The insurance company was notified of the incident.  Work orders were prepared for the maintenance staff to address moisture condensation and re-caulk the windows.  Inspection Connection was hired to inspection the unit in January 2005.  Their report confirmed high humidity levels and the presence of mold.  Management is working with the resident to try to determine the cause of the high humidity levels.  No attorney letter of representation has been received by the insurance company so the claim is currently being handled the Adjuster. The Investment General Partner will continue to monitor and provide updates.

Largo Center Apartments Limited Partnership (Largo Center Apartments) is a 100-unit development located in Largo, MD.  On February 1, 2005 the property reported water damage to a unit.  The water damage was caused when the resident hung a clothes hanger from the sprinkler head causing the head to burst.  The fire department responded and no injuries were reported.  The unit has been repaired. The insurance carrier paid $18,091.83 to the Operating Partnership on 4/15/05.  The Adjuster is working with Field Adjuster to determine the remaining reimbursement due the Operating General Partner.  The residents did not need to relocate during repairs.  The Investment General Partner will continue to monitor the situation until the units are repaired and reoccupied.

(Series 18).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at March 31, 2004, all of which were at 100% qualified occupancy.

For the tax years ended December 31, 2004 and 2003, the series, in total, generated $2,406,077 and $2,624,127, respectively, in passive income tax losses that were passed through to the investors and also provided $1.06 and $1.33, respectively, in tax credits per BAC to the investors.  Series 17 experienced a decrease in the tax credits generated per BAC from calendar year 2004 to 2005. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2004 to 2005 results from the fact sum of the Operating Partnerships have entered their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 18 was $1,935,611 and $7,700,394, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2004 and 2003, Series 18 reflects net loss from Operating Partnerships of $(2,558,210) and $(2,388,797), respectively, which includes depreciation and amortization of $2,653,403 and $2,676,743, respectively.

Series 18 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr.  or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts.  The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total.  The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General has been assigned to Murray Calhoun, the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest.  Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 96% through 2004. Based on the most recent information received occupancy has decreased slightly to an average of 94% as of March 2005.  The operating expenses continue to stay below the state average.  Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations in 2004. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents.  The Operating General Partner continues to financially support the partnership.  The mortgage, taxes, insurance and payables are current.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants.  Occupancy in the first quarter of 2005 decreased to 83%, from a 2004 average of 92%. Although some of the payables and accrued expenses were paid down in 2004, these accounts still have high balances from prior years’ poor operations. The financial reports for the first quarter show the property operating above break-even. Previously, the property has been delinquent in their water, sewer, and real estate payments to the City of Boston and has not consistently met the terms of the established payment agreement; however payments through the first quarter 2005 are current. Management recently began discussions with the Boston Housing Authority to reduce vacancy losses and improve the timing of subsidy payments. As yet, it is undetermined whether these discussions will be successful. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The Operating General Partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development in Naples, Florida.  The Management Company is a related entity to the Operating General Partner.  In late 2004, the Operating General Partner discovered mismanagement at the site level and took immediate steps to cure, including staffing changes.  During this process, it was discovered that the tax credit files were being inadequately kept.  The Investment General Partner dispatched its compliance department to conduct a full audit on all files, issuing a detailed report to the Operating General Partner.  The Operating General Partner subsequently hired a third-party tax credit compliance consultant to assist in the correction of all non-compliance issues.  The Investment General Partner has closely monitored the progress of this issue and all non-compliance issues have been addressed by the Florida housing agency’s deadline of April 30, 2005.  The compliance consultant will continue to review the property’s files bi-annually for the next two years.  The Operating General Partner has funded operating deficits and as of the first quarter of 2005, occupancy had climbed from a low of 78% in November 2003 to 98% as of March 2005.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property, located in Chelsea, Massachusetts.  Occupancy in the first two months of first quarter 2005 declined from 2004; however, improvement was seen in March and Management now states that the property is 100% occupied.  Because occupancy was so weak in the first quarter, at 44%, the property expended cash. The commercial spaces were vacant for most of 2004 because the City of Chelsea delayed issuing Building Permits due to outstanding trash violations. The Operating General Partner has paid these charges and the City has agreed to release the Building Permits for those spaces. To date, one commercial space has been leased and management is actively marketing the other two spaces. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property’s mortgage and property insurance are current.  The Operating General Partner’s operating deficit guarantee is unlimited as to amount and time.

Lathrop Properties, L.P. (Lathrop Properties), is a 24-unit property located in Lathrop, Missouri. Despite occupancy of only 88%, the property operated above break-even in 2004. The 2005 first quarter reports show that occupancy has remained at 88%; however, the property is now expending cash. The deficit is small and expenses appear to be in-line with the state averages; therefore, improving occupancy appears to be the key to improving the overall operations. Management is evaluating marketing alternatives to improve occupancy. The property will reach the end of its compliance period on December 31, 2008. The Investment Limited Partner for Lathrop Properties is currently negotiating the sale of its interest, but will continue to monitor operations closely until the sale is complete or operations have stabilized.

Preston Wood Associates L.P.  (Preston Apartments) is a 62-unit property located in Bentonville, Arkansas.  In previous years, Preston Wood operated below breakeven due to high debt service and high operating expenses, primarily related to high water, sewer and energy rates, which are prevalent throughout the state.  During 2003, the property re-amoritzed the debt thereby reducing the payment by $6,200 monthly, allowing the property to reduce some of the long term obligations.  The average occupancy through year-end 2004 is 85%, with December’s occupancy being 94%.  Average occupancy for the first quarter of 2005 was 99%.  Fluctuations in occupancy in 2003 and 2004 were related to layoffs at the two major employers in the area.  In response to the change in occupancy, the Operating General Partner significantly increased their marketing, phased in the placement of washers and dryers in the units, and implemented the Sure Deposit program, which significantly reduced the move-in cost to residents.  During 2004, the property continued its aggressive marketing strategy and changed its current manager.  The Investment General Partner will continue to work with the Operating General Partner to reduce operating expenses and stabilize occupancy.  The Operating General Partner continues to fund operating deficits.  The mortgage, trade payables, property taxes and insurance are current.  Provided that operations remain stabile the Fund will no longer provide special disclosure on this partnership.

Parvin’s L.P. (Parvin’s Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Credit delivery began in 1993 and continued through 2003. The property has historically operated below breakeven, and continued to do so in 2005. The property expended cash due to high debt service (specifically high interest rate of 10.5%) and high operating expenses.  The average occupancy for 2004 was 92% and has improved to 100% in the first quarter of 2005. The Investment General Partner has suggested the Operating General Partner investigate refinancing the property. The Operating General Partner continues to fund operating deficits.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72-unit property located in Macedon, NY.  The property has historically operated below breakeven, and continued to do so in 2004.  The problem has been attributed to both high operating expenses, and declining occupancy. Occupancy averaged only 81.94% in 2004.  New management has been effective in their marketing efforts, and their ability to identify a pool of qualified tenants.  As a result, occupancy as of March 2005 increased to 100%.  They also have established a waitlist of qualified tenants.  Rent collections have improved, and receivables have been significantly reduced.  Management has stopped offering rent concessions, and plans on implementing a rent increase effective June 1, 2005.  The current focus of management is on controlling operating expenses.  They have reduced the number of full time leasing staff, and are doing more maintenance in house.  The only services currently contracted out are snow removal and carpet cleaning.  Prior years shortfalls have been funded by the Operating General Partner.  The mortgage, trade payables, and taxes are all current.  The property will continue to be monitored until operations stabilize.

Humboldt I, L.P. (Briarwood Apartments) is a 20-unit property located in Humboldt, IA.  The property is operating below breakeven due to steadily decreasing occupancy and rental revenues.  Occupancy averaged 82.5% in 2004, and has dropped to 75% as of March 2005.  Management is advertising in local newspapers and through outreach with various housing programs.  The majority of the vacancies are in one bedroom apartments that are difficult to rent to families.  The challenges cited by Management include the inability to rent to full time students, problem tenants that required eviction and limitations due to the state of the local economy. The property is operating under a workout plan approved by Rural Development.  The Investment General Partner will continue to closely monitor the property until occupancy improves and operations stabilize.

(Series 19).  As of March 31, 2005 and 2004, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2005, all of which were at 100% qualified occupancy.

For the tax year ended December 31, 2004 and 2003, the series, in total, generated $2,440,564 and $2,659,448, respectively, in passive income tax losses that were passed through to the investors and also provided $1.28 and $1.33, respectively, in tax credits per BAC to the investors. Series 19 experienced a decrease in the tax credits generated per BAC from calendar year 2004 to 2005. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.  The decrease in credits from calendar year 2004 to 2005 results from the fact sum of the Operating Partnerships have entered their final years of credit.  The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero

As of March 31, 2005 and 2004, Investments in Operating Partnerships for Series 19 was $8,251,109 and $14,997,940, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended December 31, 2004 and 2003, Series 19 reflects net loss from Operating Partnerships of $(2,708,649) and $(2,402,352), respectively, which includes depreciation and amortization of $3,160,742 and $3,155,675, respectively.

Series 19 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr.  or an entity which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”).  The Operating Partnerships are: Hebbronville Apts., Lone Star Seniors Apts., and Martindale Apts.  The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 68 apartment units in total.  The low income housing tax credit available annually to Series 19 from the Calhoun Partnerships is approximately $78,750, which is approximately 1% of the total annual tax credit available to investors in Series 19.

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

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to finally determine the amount of overstated tax credits.  The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements have now been entered into with the IRS for each of the partnerships. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun the son of Reimer Calhoun or (b) in some cases the Operating

General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships.  Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.

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

In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the

Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain specified events.

Finally, the Investment General Partner and its affiliates are reviewing their business dealings with the Calhoun Partnerships in general to attempt to determine if any other irregularities have occurred.

Carrollton Villa, L.P.  (Carrollton Villa) located in Carrollton, Missouri has historically operated below breakeven as a result of low occupancy and reduced rent levels.  Occupancy at the property averaged 87% in 2004.  The primary problem is that Carrolton, Missouri, has experienced significant economic decline.  All of the major employers have relocated and rent decreases were required to attract potential residents.  After the Operating General Partner interests were transferred to a non-profit agency, management also changed.  When the new management took over, they found numerous non-paying residents who they had to evict.  After this round of evictions, occupancy dropped and management has not been able to re-lease the units.  Occupancy averaged 78% for the first quarter of 2005.  Management is currently offering one month free rent as well as one month free rent for resident referrals.  They have expanded their outreach and advertising to attract potential residents from bordering communities.  Upon transfer to the nonprofit Operating General Partner, the mortgage became a cash flow only mortgage.  This has helped the property operate at breakeven for the first quarter of 2005.  The taxes, mortgage and insurance are all current.

Jeremy Associates L.P. (Coopers Crossing Apartments) a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003.  Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities.  To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising.  Average occupancy through year-end 2004 is 88.6% and trending up to 94.62% for the first quarter of 2005.  The property also experienced high operating costs attributed to foundation and stress cracks over the past several years.  Between 2001 and 2003 a total of $61,310 in foundation work was completed.  An engineer’s report was conducted to inspect all buildings for foundation movement in 2003. The inspection identified five buildings with current foundation movement.  The 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140;  metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

There was no foundation work completed in 2004.  The overall estimate to complete the foundation work and address the interior issues as a result of the movement is estimated at $170,000.  However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement.  At this point the Operating General Partner is monitoring movement in the five buildings identified in the engineer’s report before proceeding further.

The Investment General Partner visited the property in 2004 and reviewed the work that has been completed and discussed the future improvements with the Operating General Partner.   The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Community Dynamics - Plano (Garden Gates Apartments) is a 240-unit family development located in Plano, Texas.  Occupancy was 90% in the first quarter of 2005.  The property generated cash of $5,819 in 2004, a significant improvement over 2003.  The General Partner has a $200,000 guarantee that expires in 2012.

Munford Village, Ltd . (Munford Village) is a 24-unit family project in Munford, AL. Starting in the third quarter of 2003, the property has struggled with occupancy, averaging 86.57% for the year 2004. Occupancy for the first quarter of 2005 averaged 90.28%. During the year 2004, the property lost $15,194, and operated at a the Debt Coverage Service Ratio of 0.3. Operating expenses for the site were reasonable and in-line with state average. However, the property has been falling short of the projected rents by approximately $35,000 annually. The Operating General Partner has an operating deficit guarantee for Munford Village, Ltd., that is unlimited in time and amount.

Contractual Obligations

As of March 31, 2005, the Partnership has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1–3 years	3–5 years	> 5 years
Capital Contributions Payable	$163,019	$163,019		—	—	—
Asset Management Fees Payable to Affiliates	$21,142,392	$21,142,392	*	—	—	—

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

Recent Accounting Pronouncements

As of March 31, 2004, the partnership adopted FASB Interpretation No. 46 - Revised (“FIN46R”), “Consolidation of Variable Interest Entities.”  FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE’’) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE.  However, management does not consolidate the partnership’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary.  The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Exceptions to Certifications

The financial statements are presented as unaudited in the Form 10-K as of March 31, 2005 and 2004 and for the three years ended March 31, 2005 as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests. The non-affiliated local operating partnership general partners engage the accountants auditing each local operating partnership.

Historically, the audits, and the reports thereon, of the local operating partnerships were performed in accordance with Generally Accepted Auditing Standards (GAAS).

On May 11, 2005 draft guidance was issued by the Public Company Accounting Oversight Board which was confirmed on June 24, 2005 by the AICPA Center for Public Company Audit Firms, that clearly establishes the requirement for the audit reports of the operating partnerships of a Public Fund to refer to the auditing standards of the PCAOB.

The audits of the operating partnerships were performed primarily during the months of January and February and refer to Generally Accepted Auditing Standards.  We have all appropriate originally signed opinions from the operating partnerships, however, they do not refer to the auditing standards of the Public Company Accounting Oversight Board.

Our independent registered public accounting firm has performed an audit of the registrant but cannot issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Therefore, we are filing our 10-K as “UNAUDITED” as it is without an audit opinion.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

John P. Manning, age 56, is co-founder, and since 1974 has been the President and Chief Executive Officer of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Richard J. DeAgazio, age 60, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of Burgess &

Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England, the Board of Advisors for the Ron Burton Training Village and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.

Jeffrey H. Goldstein, age 43, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 58, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 41, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital’s information and technology areas, including the strategic planning. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)

The Partnership has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert.  The Fund is not a listed issuer as defined in Regulation 10A—3 promulgated under the Securities Exchange Act of 1934.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2005 fiscal year:

1.               An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.  The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2005 was $1,766,693.

2.               The Fund has reimbursed an affiliate of the General Partner a total of $85,095 for amounts charged to operations during the year ended March 31, 2005.  The reimbursement includes, but may not be limited to postage, printing, travel, and overhead allocations.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management

(a)           Security ownership of certain beneficial owners.

As of March 31, 2005, 21,996,102 BACs had been issued.  The following Series are know to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	7.08%
Series 16	8.52%
Series 17	8.20%
Series 18	7.80%
Series 19	8.35%

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

The Fund has no officers or directors.  However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the partnership if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2005.

(b)           Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)           Indebtedness of management.

None.

(d)           Transactions with promoters.

Not applicable.

Item 14.                 Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$28,260	$28,500	$22,780	$17,780	$15,130

Audit Related Fees	1,200	1,200	1,200	1,200	1,200

Tax Fees	12,755	12,260	9,620	7,310	5,990

All Other Fees	—	—	—	—	—

Total	$42,215	$41,960	$33,600	$26,290	$22,320

Fees paid to the Fund’s independent auditors for Fiscal year 2004 were comprised of the following

Fee Type
Audit Fees	$27,175	$27,400	$21,900	$17,100	$14,550

Audit Related Fees	360	360	360	360	360

Tax Fees	12,910	12,255	9,773	7,292	5,982

All Other Fees	—	—	—	—	—

Total	$40,445	$40,015	$32,033	$24,752	$20,892

Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non—audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 - (UNAUDITED)

Balance Sheets, March 31, 2005 and 2004

Statements of Operations for the years ended March 31, 2005, 2004, and 2003.

Statements of Changes in Partners’ Capital for the years ended March 31, 2005, 2004, and 2003.

Statements of Cash Flows for the years ended March 31, 2005, 2004, and 2003.

Notes to Financial Statements March 31, 2005, 2004, and 2003

Schedule III - Real Estate and Accumulated Depreciation

Notes to Schedule III

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1 Reports on Form 8-K

There were no reports on Form 8-K filed for the period ended March 31, 2005

(c) 1. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Exhibit No. 13 - Financial Statements.

a.             Financial Statement of Boston Capital Tax Credit Fund III L.P., filed herein - (UNAUDITED)

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

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
General Partner

Date: July 14, 2005	By:	/s/ John P. Manning

John P. Manning

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

July 14, 2005	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.

Marc N. Teal