Form 10-Q
period 2005-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2005-08-22
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2005

                                             or

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

Yes	X	No	_

Indicate by check mark whether the registrant is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30,2005

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

Three MONTHS ENDED DECEMBER 31 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

statementS OF Changes in Partners Capital 16

Changes in Partners Capital Series 15 17

Changes in Partners Capital Series 16 17

Changes in Partners Capital Series 17 18

Changes in Partners Capital Series 18 18

Changes in Partners Capital Series 19 19

Statements of Cash Flows 20

Statements of Cash Flows Series 15 22

Statements of Cash Flows Series 16 24

Statements of Cash Flows Series 17 26

Statements of Cash Flows Series 18 28

Statements of Cash Flows Series 19 30

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 34

Note D Investments 35

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 36

Combined Statements Series 16 37

Combined Statements Series 17 38

Combined Statements Series 18 39

Combined Statements Series 19 40

Liquidity 41

Capital Resources 42

Results of Operations 43

Critical Accounting Policies 59

Quantitative and Qualitative 60

Controls and Procedures 60

Part II Other Information 61

SIGNATURES 62

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 20,165,547	$ 21,243,365

OTHER ASSETS

Cash and cash equivalents	3,320,580	3,776,197
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	900,732	913,828
Other assets	1,457,452	1,455,952
	$ 26,045,420	$ 27,590,451

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	21,865,076	21,838,219
Capital contributions payable	163,019	163,019
	22,029,240	20,002,383

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding, as of June 30, 2005	5,864,355	7,420,525
General Partner	(1,848,175)	(1,832,457)
	4,016,180	5,588,068
	$ 26,045,420	$ 27,590,451

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,360,149	$ 1,479,898

OTHER ASSETS

Cash and cash equivalents	1,346,696	1,637,682
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	132,002	133,915
Other assets	22,868	21,368
	$ 2,861,715	$ 3,272,863

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,325,573	5,500,694
Capital contributions payable	4,208	4,208
	5,330,926	5,506,047

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding, as of June 30, 2005	(2,112,924)	(1,879,257)
General Partner	(356,287)	(353,927)
	(2,469,211)	(2,233,184)
	$ 2,861,715	$ 3,272,863

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 4,518,525	$4,684,946

OTHER ASSETS

Cash and cash equivalents	390,414	386,390
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	182,852	185,502
Other assets	110,860	110,860
	$5,202,651	$5,367,698

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,851,938	5,678,945
Capital contributions payable	72,362	72,362
	5,924,300	5,751,307

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding, as of June 30, 2005	(247,824)	86,836
General Partner	(473,825)	(470,445)

	(721,649)	(383,609)
	$5,202,651	$5,367,698

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$4,671,813	$4,891,801

OTHER ASSETS

Cash and cash equivalents	1,259,526	1,549,157
Investments	-	-
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	189,482	192,310
Other assets	1,233,966	1,233,966
	$7,555,896	$8,068,343

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,776,553	5,946,771
Capital contributions payable	67,895	67,895
	5,844,448	6,014,666

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding, as of June 30, 2005	2,123,765	2,462,572
General Partner	(412,317)	(408,895)
	1,711,448	2,053,677
	$7,555,896	$8,068,343

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,768,986	$ 1,935,611

OTHER ASSETS

Cash and cash equivalents	72,737	71,958
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	144,745	146,843
Other assets	88,604	88,604
	$ 2,075,072	$ 2,243,016

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,278,510	3,182,144
Capital contributions payable	18,554	18,554
	3,297,064	3,200,698

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding, as of June 30, 2005	(899,545)	(637,878)
General Partner	(322,447)	(319,804)
	(1,221,992)	(957,682)
	$ 2,075,072	$ 2,243,016

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$7,846,074	$8,251,109

OTHER ASSETS

Cash and cash equivalents	251,207	131,010
Investments	-	-
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	251,651	255,258
Other assets	1,154	1,154
	$8,350,086	$8,638,531

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,632,502	1,529,665
Capital contributions payable	-	-
	1,632,502	1,529,665

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding, as of June 30, 2005	7,000,883	7,388,252
General Partner	(283,299)	(279,386)
	6,717,584	7,108,866
	$8,350,086	$8,638,531

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2005	2004

Income
Interest income	$ 4,336	$ 2,152
Other income	3,740	1,044
	8,076	3,196

Share of loss from Operating Partnerships(Note D)	(1,002,688)	(1,854,448)

Expenses
Professional fees	44,473	37,397
Fund management fee (Note C)	503,084	476,130
Amortization	13,096	17,188
General and administrative expenses	16,623	20,753
	577,276	551,468

NET LOSS	$(1,571,888)	$(2,402,720)

Net loss allocated to limited partners	$(1,556,170)	$(2,378,693)

Net loss allocated to general partner	$ (15,718)	$ (24,027)

Net loss per BAC	$ (.07)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2005	2004

Income
Interest income	$ 1,639	$ 665
Other income	814	11
	2,453	676

Share of loss from Operating Partnerships(Note D)	(119,749)	(91,891)

Expenses
Professional fees	11,580	9,690
Fund management fee	102,010	100,287
Amortization	1,913	2,628
General and administrative expenses	3,228	4,479
	118,731	117,084

NET LOSS	$ (236,027)	$ (208,299)

Net loss allocated to limited partners	$ (233,667)	$ (206,216)

Net loss allocated to general partner	$ (2,360)	$ (2,083)

Net loss per BAC	$ (.06)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2005	2004

Income
Interest income	$ 745	$ 610
Other income	638	6
	1,383	616

Share of loss from Operating Partnerships(Note D)	(166,421)	(605,328)

Expenses
Professional fees	10,679	9,195
Fund management fee	155,591	143,936
Amortization	2,650	4,213
General and administrative expenses	4,082	4,943
	173,002	162,287

NET LOSS	$ (338,040)	$ (766,999)

Net loss allocated to limited partners	$ (334,660)	$ (759,329)

Net loss allocated to general partner	$ (3,380)	$ (7,670)

Net loss per BAC	$ (.06)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2005	2004

Income
Interest income	$ 1,537	$ 474
Other income	644	1,013
	2,181	1,487

Share of loss from Operating Partnerships(Note D)	(219,988)	(180,139)

Expenses
Professional fees	8,677	7,338
Fund management fee	109,197	87,657
Amortization	2,828	3,887
General and administrative expenses	3,720	4,396
	124,422	103,278

NET LOSS	$ (342,229)	$ (281,930)

Net loss allocated to limited partners	$ (338,807)	$ (279,111)

Net loss allocated to general partner	$ (3,422)	$ (2,819)

Net loss per BAC	$ (.07)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2005	2004

Income
Interest Income	$ 137	$ 192
Other income	-	14
	137	206

Share of loss from Operating Partnerships(Note D)	(164,356)	(578,434)

Expenses
Professional fees	7,305	6,168
Fund management fee	88,240	87,301
Amortization	2,098	2,853
General and administrative expenses	2,448	3,505
	100,091	99,827

NET LOSS	$ (264,310)	$ (678,055)

Net loss allocated to limited partners	$ (261,667)	$ (671,274)

Net loss allocated to general partner	$ (2,643)	$ (6,781)

Net loss per BAC	$ (.07)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2005	2004

Income
Interest income	$ 278	$ 211
Other income	1,644	-
	1,922	211

Share of loss from Operating Partnerships(Note D)	(332,174)	(398,656)

Expenses
Professional fees	6,232	5,006
Fund management fee	48,046	56,949
Amortization	3,607	3,607
General and administrative expenses	3,145	3,430
	61,030	68,992

NET LOSS	$ (391,282)	$ (467,437)

Net loss allocated to limited partners	$ (387,369)	$ (462,763)

Net loss allocated to general partner	$ (3,913)	$ (4,674)

Net loss per BAC	$ (.10)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2005

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2005	$ 7,420,525	$(1,832,457)	$ 5,588,068

Distribution	-	-	-

Net income (loss)	(1,556,170)	(15,718)	(1,571,888)

Partners' capital (deficit), June 30, 2005	$ 5,864,355	$(1,848,175)	$ 4,016,180

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2005	$ (1,879,257)	$ (353,927)	$ (2,233,184)

Distribution	-	-	-

Net income (loss)	(233,667)	(2,360)	(236,027)

Partners' capital (deficit) June 30, 2005	$ (2,112,924)	$ (356,287)	$ (2,469,211)

Series 16
Partners' capital (deficit) April 1, 2005	$ 86,836	$ (470,445)	$ (383,609)

Net income (loss)	(334,660)	(3,380)	(338,040)

Partners' capital (deficit) June 30, 2005	$ (247,824)	$ (473,825)	$ (721,649)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2005	$ 2,462,572	$ (408,895)	$ 2,053,677

Distribution	-	-	-

Net income (loss)	(338,807)	(3,422)	(342,229)

Partners' capital (deficit) June 30, 2005	$ 2,123,765	$ (412,317)	$ 1,711,448

Series 18
Partners' capital (deficit) April 1, 2005	$ (637,878)	$ (319,804)	$ (957,682)

Net income (loss)	(261,667)	(2,643)	(264,310)

Partners' capital (deficit), June 30, 2005	$ (899,545)	$ (322,447)	$ (1,221,992)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three Months Ended June 30, 2005
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2005	$ 7,388,252	$ (279,386)	$ 7,108,866

Net income (loss)	(387,369)	(3,913)	(391,282)

Partners' capital (deficit), June 30, 2005	$ 7,000,883	$ (283,299)	$ 6,717,584

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Loss	$(1,571,888)	$(2,402,720)
Adjustments
Distributions from Operating Partnerships	75,130	27,848
Amortization	13,096	17,188
Share of Loss from Operating Partnerships	1,002,688	1,854,448
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(1,500)	(49,347)
(Decrease) Increase in accounts payable affiliates	26,857	648,036

Net cash (used in) provided by operating activities	(455,617)	95,453

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(1,500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(455,617)	93,953

Cash and cash equivalents, beginning	3,776,197	1,162,053

Cash and cash equivalents, ending	$ 3,320,580	$ 1,256,006

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2005	2004
Cash flows from operating activities:

Net Loss	$ (236,027)	$ (208,299)
Adjustments
Distributions from Operating Partnerships	-	252
Amortization	1,913	2,628
Share of Loss from Operating Partnerships	119,749	91,891
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(1,500)	-
(Decrease) Increase in accounts payable affiliates	(175,121)	136,363

Net cash (used in) provided by operating activities	(290,986)	22,835

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(290,986)	22,835

Cash and cash equivalents, beginning	1,637,682	346,593

Cash and cash equivalents, ending	$ 1,346,696	$ 369,428

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2005	2004
Cash flows from operating activities:

Net Loss	$(338,040)	$ (766,999)
Adjustments
Distributions from Operating Partnerships	-	26,709
Amortization	2,650	4,213
Share of Loss from Operating Partnerships	166,421	605,328
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	172,993	172,995

Net cash (used in) provided by operating activities	4,024	42,246

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(1,500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,024	40,746

Cash and cash equivalents, beginning	386,390	309,833

Cash and cash equivalents, ending	$ 390,414	$ 350,579

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2005	2004
Cash flows from operating activities:

Net Loss	$(342,229)	$ (281,930)
Adjustments
Distributions from Operating Partnerships	-	822
Amortization	2,828	3,887
Share of Loss from Operating Partnerships	219,988	180,139
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(170,218)	140,354

Net cash (used in) provided by operating activities	(289,631)	43,272

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(289,631)	43,272

Cash and cash equivalents, beginning	1,549,157	243,300

Cash and cash equivalents, ending	$ 1,259,526	$ 286,572

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2005	2004
Cash flows from operating activities:

Net Loss	$(264,310)	$ (678,055)
Adjustments
Distributions from Operating Partnerships	2,269	-
Amortization	2,098	2,853
Share of Loss from Operating Partnerships	164,356	578,434
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(49,347)
(Decrease) Increase in accounts payable affiliates	96,366	95,488

Net cash (used in) provided by operating activities	779	(50,627)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	779	(50,627)

Cash and cash equivalents, beginning	71,958	138,631

Cash and cash equivalents, ending	$ 72,737	$ 88,004

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2005	2004
Cash flows from operating activities:

Net Loss	$(391,282)	$ (467,437)
Adjustments
Distributions from Operating Partnerships	72,861	65
Amortization	3,607	3,607
Share of Loss from Operating Partnerships	332,174	398,656
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	102,837	102,836

Net cash (used in) provided by operating activities	120,197	37,727

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-
Investments	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	120,197	37,727

Cash and cash equivalents, beginning	131,010	123,696

Cash and cash equivalents, ending	$ 251,207	$ 161,423

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005

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
June 30, 2005

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2005 and for the three months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2005 the Fund has accumulated unallocated acquisition amortization totaling $992,608.  The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2005 and 2004 is as follows:

	2005	2004

Series 15	$157,168	$ 97,332
Series 16	280,579	155,871
Series 17	238,268	151,740
Series 18	170,195	105,703
Series 19	146,398	131,970
	$992,608	$642,616

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended June 30, 2005 and 2004 are as follows:

	2005	2004

Series 15	$124,878	$136,363
Series 16	172,994	172,995
Series 17	129,781	140,354
Series 18	95,487	95,488
Series 19	102,837	102,836
	$625,977	$648,036

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2005 and 2004, the Fund had limited partnership interests in 237 and 239 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2005 and 2004 is as follows:

	2005	2004
Series 15	66	67
Series 16	64	64
Series 17	47	48
Series 18	34	34
Series 19	26	26
	237	239

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2005 and 2004 are as follows:

	2005	2004

Series 15	$ 4,208	$ 16,206
Series 16	72,362	72,362
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	24,000
	$163,019	$199,017

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the Three Months ended March 31, 2005.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2005	2004

Revenues
Rental	$ 2,580,110	$ 2,836,425
Interest and other	135,450	161,320

	2,715,560	2,997,745

Expenses
Interest	631,535	729,723
Depreciation and amortization	835,793	875,714
Operating expenses	1,803,115	1,922,178
	3,270,443	3,527,615

NET LOSS	$ (554,883)	$ (529,870)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (119,749)	$ (91,891)

Net loss allocated to other Partners	$ (5,549)	$ (5,299)

Net loss suspended	$ (429,585)	$ (432,680)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2005	2004

Revenues
Rental	$ 3,575,648	$ 3,509,047
Interest and other	98,988	180,595

	3,674,636	3,689,642

Expenses
Interest	764,180	868,395
Depreciation and amortization	1,099,969	1,103,537
Operating expenses	2,420,571	2,509,350
	4,284,720	4,481,282

NET LOSS	$ (610,084)	$ (791,640)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (166,421)	$ (605,328)

Net loss allocated to other Partners	$ (6,101)	$ (7,916)

Net loss suspended	$ (437,562)	$ (178,396)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2005	2004

Revenues
Rental	$ 3,232,766	$ 3,365,535
Interest and other	124,952	113,535

	3,357,718	3,479,070

Expenses
Interest	767,216	865,636
Depreciation and amortization	873,496	916,731
Operating expenses	2,127,478	1,998,596
	3,768,190	3,780,963

NET LOSS	$ (410,472)	$ (301,893)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (219,988)	$ (180,139)

Net loss allocated to other Partners	$ (4,106)	$ (3,020)

Net loss suspended	$ (186,378)	$ (118,734)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2005	2004

Revenues
Rental	$ 1,807,582	$ 1,864,130
Interest and other	90,786	60,189

	1,898,368	1,924,319

Expenses
Interest	446,137	472,199
Depreciation and amortization	652,684	656,204
Operating expenses	1,246,247	1,463,073
	2,345,068	2,591,476

NET LOSS	$ (446,700)	$ (667,157)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (164,356)	$ (578,434)

Net loss allocated to other Partners	$ -	$ (6,672)

Net loss suspended	$ (282,344)	$ (82,051)

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
June 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2005	2004

Revenues
Rental	$ 2,551,528	$ 2,522,082
Interest and other	114,482	92,765

	2,666,010	2,614,847

Expenses
Interest	798,776	811,583
Depreciation and amortization	705,006	706,899
Operating expenses	1,553,412	1,531,552
	3,057,194	3,050,034

NET LOSS	$ (391,184)	$ (435,187)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (332,174)	$ (398,656)

Net loss allocated to other Partners	$ (3,912)	$ (4,352)

Net loss suspended	$ (55,098)	$ (32,179)

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended December 31, 2005 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2005 were $625,978 and total fund management fees accrued as of June 30, 2005 were $21,168,367. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2005, an affiliate of the general partner advanced a total of $696,708 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $878 was advanced during the quarter ended June 30, 2005. Below is a summary, by series, of the total advances made to date.

2005
Series 17	$635,362
Series 18	61,346
$696,708

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Partnership's interests in Operating Partnerships.

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

During the quarter ended June 30, 2005, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $4,208 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2005.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

During the quarter ended June 30, 2005, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $72,362 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2005.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 48 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in one of the Operating Partnerships.

During the quarter ended June 30, 2005, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of June 30, 2005. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended June 30, 2005, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 2005.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 2005, $24,000 of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2005.

Results of Operations

As of June 30, 2005 and 2004 the Fund held limited partnership interests in 237 and 239 Operating Partnerships, respectively.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred, net of reporting fees received, for the quarter ended June 30, 2005 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $102,010, $155,591, $109,197, $88,240, and $48,046 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2005 and 2004, the average qualified occupancy for the series was 99.9%.  The series had a total of 66 properties June 30, 2005. Out of the total 65 were at 100% qualified occupancy.

For the period ended June 30, 2005 and 2004, Series 15 reflects net loss from Operating Partnerships of $(554,883) and $(529,870), respectively, which includes depreciation and amortization of $835,793 and $875,714, respectively.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the ILP share of the remaining funds were paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, the gains on the sale of the property were recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

School Street I Limited Partnership (School Street Apts. I), is a 24-unit complex, located in Marshall, Wisconsin. Average occupancy for the first quarter of 2005 is 69%. Occupancy at the property has dropped due to an increase in evictions for non-payment of rent. Average vacancies in the area are running 15%-17%. In January 2005, Management decreased the rent levels by $50 and eliminated the water and sewer surchange. A resident referral program was also initiated. The property is advertising in local publications, rental publications and the Madison, Wisconsin newspaper. As a result, traffic continued to pick up during the second quarter and occupancy was 83% as of June 30, 2005. The site manager was replaced in the end of May 2005 and is on a part-time basis. The new site manager has also lowered the base rents by $100 and has discontinued the surcharge for water and sewer. In mid-July, 2005, occupancy remained at 83%. Operations remain below breakeven due to high operating expenses and vacancy loss. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current. The current mortgage for this development expired in December of 2004. The original mortgage note has a provision whereby at the lenders sole discretion the mortgage may be extended five years. The Operating General Partner obtained a one-year extension from the lender to pursue alternative financing. The Operating General Partner was able to refinance the current mortgage with a four-year loan with the first two years requiring monthly interest payments only. The loan amortizes over a thirty-year period and is guaranteed by the principals of the Operating General Partner. The interest rate is LIBOR plus 220 basis points. In addition, the Operating General Partner requested that the Investment Limited Partnership assist in funding operating deficits through the end of the compliance period which occurs in 2007. The Investment Limited Partnership agreed to advance funds over time in quarterly amounts equal to 25% of the operating deficit up to $25,000 through the end of the compliance period. In the secord quarter of 2005 the Investment Limited Partnership advanced $1,500 to the property.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Average physical occupancy in 2004 was 80%. Despite low occupancy in 2004, the property operated above breakeven with DSCR of 1.10. In the first half of 2005, occupancy was 82%; however, the property is operating well above breakeven, generating $6,850 of cash. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. In January 2004, to enhance revenue, Rural Development allowed management to increase rental rates from $450 to $510 for one bedroom apartments and from $500 to $560 for two bedroom apartments. The property can support rental increases because the residents only pay 30% of their monthly income with the rest covered by rental assistance. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Average occupancy in the second quarter of 2005 was 85%. Despite having an average occupancy below 90%, the property continues to operate above breakeven, with a DSCR of 1.70 year to date. In April 2005, the Investment General Parter visited the property and noted that the buildings and landscaping were in good condition. The Investment General Partner also works with the management company to discuss more effective marketing and outreach strategies to increase traffic. All taxes, insurance and mortgage payments are current. The Operating General Partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. Occupancy reflected a 92% rate at the end of the second quarter of 2005. Occupancy suffered in the latter half of 2004 and can be attributed to a newer apartment complex, which was built two miles from the subject property. Since that time occupancy has regained its prior good standing. The property benefits from a strong regional property manager and on site manager, a great design with unit updates, an on site children's playground and strong preventative maintenance. The Operating General Partner, MRV, Inc., funded operating deficits in 2004 despite an expired guarantee and has stated that they will continue to fund any deficit.

Greentree Apartments Limited (Sue Ellen Apartments) is a 24-unit family property located in Utica, Ohio. Utica is a small rural town of about 2,000 residents 40 miles outside of Columbus. Average occupancy for the second quarter of 2005 was 76%. Many families have taken advantage of the USDA's single-family home ownership program. The Investment General Partner recently negotiated with the Operating General Partner for the insertion of exit strategy language into the Partnership Agreement in exchange for forgiveness of penalties for late reporting. The tax credit compliance period ends on December 31, 2009.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The estimated proceeds to the ILPs received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $2,113,352, $690,791, $3,046,179 and $2,791,520, respectively. The losses recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units. The Operating General Partner received insurance proceeds for reconstruction in January 2005. Several general contractors have been contacted and asked to submit bids for the rebuilding of the property. Clearing of the site was completed in June 2005. The Investment Limited Partner is currently negotiating the insertion of exit strategy language into the Partnership Agreement to allow for the sale of its interest in the partnership at the end of the compliance period. The tax credit compliance period ends on December 31, 2006.

Heron's Landing RRH Limited (Heron's Landing I) is a 37-unit development located in Lake Placid, Florida. The property was damaged by two hurricanes in September 2004 resulting in 19 residential units coming off line. Insurance proceeds for reconstruction were received and all 19 units have been repaired and leased. At the time of the hurricane, the Investment Limited Partner was in the process of negotiating a transfer of the Operating General Partner's interest in exchange for exit strategy for the Limited Partner. The transfer of the Operating General Partner's interest and the insertion of exit strategy language into the partnership agreement occurred on January 7, 2005. The tax credit compliance period ends on December 31, 2006.

Lake View Associates (Lake View Green Apartments) is a 24 unit property located in Lake View, SC. The compliance period for the property ends in 2007. Low occupancy, due to the lack of much needed rental assistance has hindered this property's performance. Occupancy averaged 88% in 2004, but has dropped to 71% through the second quarter of 2005. Management is experiencing difficulty finding tenants able to pay the rental rates currently necessary to sustain the property. Due to federal and state cutbacks, applicants are not receiving the rental assistance payments that were expected when the property was originally underwritten. Management has proposed a 20% rent reduction to its local housing authority as its only viable option to increase occupancy. Unless the property receives additional rental assistance subsidies or the rents are reduced, management predicts occupancy will continue to decline. Current operations yield a debt coverage ratio of approximately 0.50 and annualized cash expenditure of $540 per unit. The mortgage, taxes, insurance and payables are current. The General Partner's obligation to fund operating deficits is unlimited in time and amount.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44 unit property located in Union, SC. The property is unable to break even due to low rental rates. Industrial decline in the area has led to a dwindling population base from which to draw residents. As a result, the property has been forced to reduce rents to maintain occupancy. Even at 100% occupancy, the property is unable to break even at the current rent levels. Physical occupancy averaged 91% in 2004 and improved to 98% in the first quarter of 2005 but fell to 93% during the second quarter due to lease turnover in June. Management is aggressively marketing the property and does not anticipate problems leasing the apartments. Also, the management company is attempting to reduce the tax burden and further bring expenses in line. Mortgage, taxes, insurance and payables are current. The Operating General Partner's Guarantee is unlimited in time and amount, with the compliance period for this property ending in 2007.

Series 16

As of June 30, 2005 and 2004, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at June 30, 2005, all of which were at 100% qualified occupancy.

For the period ended June 30, 2005 and 2004, Series 16 reflects net loss from Operating Partnerships of $(610,084) and $(791,640), respectively, which includes depreciation and amortization of $1,099,969 and $1,103,537, respectively.

Autumnwood Limited Partnership (Autumnwood Heights) is a 40-unit property for the elderly located in Keysville, Virginia. The property struggled with occupancy in 2004, which led to a cash loss of ($12,319) and a DSCR of .61. Maintenance expenses increased as a result of high turnover, which further contributed to the operating deficit. Occupancy has since rebounded to an average of 98% in the second quarter of 2005. Management has been successful in reducing operating expenses to just below the state average, producing a DSCR of .92 as of June 2005. The General Partner anticipates that operations will continue to improve at this property and believes the development will operate above breakeven by the end of the year.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit family property, located in Plattsmouth, NE, that continues to operate below breakeven due to low occupancy. Through the fourth quarter of 2004, average physical occupancy remained at 35%. In the second quarter 2005 physical occupancy increased to 55%. Although occupancy has steadily increased, a downtown location, lack of parking and amenities such as washer/dryer hook-ups continue to impact occupancy at this property. The General Partner has taken property management in-house and this has positively impacted the marketing and management of the property, as evidenced by increased occupancy during the first half of 2005. The mortgage and insurance are current; however the real estate taxes for 2003 and 2004 are overdue. The Operating General Partner is working with the city to establish a payment plan.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2004 audited financial statement indicates operations above breakeven due to improvements in occupancy. As of June 30, 2005 occupancy at the property is 96%. The management company currently maintains a significant waiting list of pre-qualified tenants and is currently processing several applications. The Operating General Partner continues to monitor the Operating Partnership.

Mid City Associates (Mid City Apartments) is a 58 unit, scatter site family property located in Jersey City, NJ. The property operated with an average occupancy rate of 95% in 2004. Occupancy has improved in 2005 and averaged 96%. The property is operating above breakeven and was able to fund all the required reserves. The Operating General Partner indicated that he would continue to fund shortfalls if needed despite the expiration of the guarantee. The mortgage and taxes are current.

Summersville Estates Limited Partnership (Summersville Estates) is a 24-unit property located in Summersville, Missouri. Second quarter 2005 occupancy has increased to 78%. The reduced operating income has hindered turnover repairs to several vacant units. Management tried to get approval from Rural Development (RD) to use Replacement Reserve funds for the renovations; however, RD would not approve the withdrawal. In December 2004 Management hired a new property manager who also performs maintenance duties. He has concentrated on getting the vacant units rent-ready and has successfully improved occupancy. The second quarter shows that the property is generating cash, despite the fact that expenses for the vacant unit improvements have been paid out of operating income. Boston Capital's Asset Management will continue to work with Management on getting all of the vacant units rent-ready and will continue to monitor operations closely until operations have stabilized.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 82% for the year 2004. Based on the most recent information received occupancy has increased slightly to an average of 83% as of June 2005. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the second quarter of 2005. The management agent continues to market the available units by, working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Davenport Housing Associates (Crystal Ridge Apartments) is a 126 unit family property located in Davenport Iowa. Occupancy reflected an 82% rate at the end of the second quarter of 2005. Expenses per unit are currently below state averages. The property suffers from high debt service, reflecting an interest rate of 9%. The General Partner has expressed that they intend to refinance the mortgage at more favorable terms, in the third quarter of 2005. The decrease in interest rates should allow the property to produce a positive cash flow for 2005. The Operating General Partner, MRV, Inc. funded operating deficits in 2004 despite an expired guarantee and has stated that they will continue to fund any deficit.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60 unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. It is hoped that the Operating General Partner's close relationship with the managing agent will encourage him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. Current major issues include inconsistent physical and economical occupancy, high operating expenses and past tax credit compliance issues. On December 31 2004, the property manager reported physical occupancy at 95% and stabilizing. Economic occupancy is reported to be improving proportionately. The management company has implemented expense controls and is working to decrease payables. While the property is still operating with an annual operating deficit of $36,000, this represents an improvement of $257,000 compared to the deficits incurred in 2003. If occupancy and operations continue to stabilize, the Operating General Partner may be able to obtain new financing with a lower interest rate in 2005. Current tenant files are being audited for tax compliance standards. Prior year 8823s continue to be reviewed to determine if issues can still be addressed. In May 2005 the Operating General Partner obtained a lenders commitment to refinance the current debt on the property. The Investment Limited Partner has approved the commitment and proposal from the Operating General Partner to enter into the new mortgage and is reviewing the terms of entering into a separation agreement. The mortgage is expected to close in August and it is hoped that an agreement can be reached during the third quarter of 2005.

Series 17

As of June 30, 2005 and 2004, the average qualified occupancy for the series was 99.7%.  The series had a total of 47 properties at June 30, 2005.  Out of the total 46 were at 100% qualified occupancy.

For the period ended June 30, 2005 and 2004, Series 17 reflects net loss from Operating Partnerships of $(410,472) and $(301,893), respectively, which includes depreciation and amortization of $873,496 and $916,731, respectively.

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

Midland Housing L.P. (Stratford Place Apartments) (series 17) is a 53 unit, family/elderly property, located in Midland, MI. The average occupancy for 2004 was 79%, and slightly increased in the first half of 2005 to 80%. The site manager stated the primary cause for the low occupancy was competition from home ownership due to low interest rates and low home values in the market area. There are also three affordable housing communities in this town, all competing with each other. Management continues to offer incentive programs such as reduced rents of $100 per month for the first 6 months, and resident referrals are being implemented to raise occupancy. The Operating General Partner is expecting the occupancy to improve with the current marketing efforts. The Operating General Partner continues to fund operating deficits. The mortgage, real estate taxes and insurance are current.

Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy and significant deferred maintenance issues. Occupancy through December 2004 has averaged 88%. Occupancy has improved slightly, averaging 91% through the second quarter of 2005. The property is currently operating above breakeven due to reduced operating expenses, however the replacement reserve has not been funded at required levels. At December 31, 2003 real estate taxes were delinquent for the years 2001-2003 in the amount of $85,416. In February 2004, Rural Development (RD) agreed to voucher the 2001 and 2002 unpaid taxes. The 2003 taxes were paid from property operations. In an effort to make the property financially solvent, Rural Development is working towards re-amortizing the total loan amount thus easing the burden on the property for all outstanding balances due. It is anticipated that the re-amortization will be complete by September 2005. Management has also requested additional Rental Assistance, and a rent increase of $30 per unit. Rural Development has verbally agreed to the rent increase pending completion of the re-amortization. The Operating Partnership is faced with deferred maintenance issues. There is evidence of damage to some of the concrete patios, which are washing out, as there are no gutters to divert the rainfall. There is a drainage problem at the base of the driveways. The kitchen counters and cabinets are old. The property is experiencing problems with the cracking of water pipes. The pipes are apparently buried only 5 inches below the surface. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes, and was able to pay the 2004 taxes in November 2004. Once the debt is reamortized, the focus will be on replenishing reserves in order to cure deferred maintenance issues. The Investment General Partner continues to monitor the situation.

Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems currently plaguing the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. It is hoped that the Operating General Partner's close relationship with the managing agent will encourage him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. Current major issues include inconsistent physical and economical occupancy, high operating expenses and tax credit compliance issues. On December 31 2004, the property manager reports stabilized physical occupancy at 98%. Economic occupancy is reported to be improving proportionately, averaging 95% for 2004. The management company has implemented expense controls and is working to decrease payables. The property reported a positive cash flow of $44,000 for 2004, which is a $186,000 improvement over performance in 2003. If occupancy and operations remains stabilized, the Operating General Partner may be able to obtain new financing bearing a lower interest rate in 2005. Current tenant files are being audited for tax credit compliance standards. Past 8823s are being reviewed to determine if any corrections can be made. In May 2005 the Operating General Partner obtained a lenders commitment to refinance the current debt on the property. The new mortgage is scheduled to close in August 2005. The Investment General Partner is currently reviewing the commitment and proposal from the Operating General Partner to enter into a separation agreement. It is hoped that an agreement can be reached during the third quarter of 2005.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The estimated proceeds to the ILPs received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total expected to be received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the estimated proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors. Provided this is the actual amount distributed, this represented a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining estimated proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Accordingly, losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $2,113,352, $690,791, $3,046,179 and $2,791,520, respectively. The losses recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

Deerwood Village Limited Partnership (Deerwood Village) is a 20-unit project in Adrian, GA. During 2004, the property's operations suffered high operating expenses that were well above the state average. Operating expenses totaled $3,465 per unit, compared to the IREM regional average of $2,844. The Debt Coverage Service Ratio for 2004 was 0.7. Because of the operating expense burden, the partnership depleted much of its replacement reserves. During the first two quarters of 2005, operating expenses were reduced to an annualized amount of $2,747 per unit, which is well within the normal range and comparable to the state average. This has significantly improved the property's cash flow for the second quarter 2005. During the first quarter, occupancy averaged 98% and the project was 100% occupied throughout the second quarter.

Henson Creek Manor Associates Limited Partnership (Henson Creek Manor) is a 105-unit development located in Fort Washington, MD. In December of 2004 a resident of the complex reported mold in windows of the unit. The insurance company was notified of the incident. Work orders were prepared for the maintenance staff to address moisture condensation and re-caulk the windows.  Inspection Connection was hired to inspect the unit in January 2005.  Their report confirmed high humidity levels and the presence of mold.  Management is working with the resident to try to determine the cause of the high humidity levels.  The insurance company has not received an attorney letter of representation; the Adjuster is currently handling the claim. The Investment General Partner will continue to monitor and provide updates.

Largo Center Apartments Limited Partnership (Largo Center Apartments) is a 100-unit development located in Largo, MD. On February 1, 2005 the property reported water damage to a unit. The water damage was caused when the resident hung a clothes hanger from the sprinkler head causing the head to burst. The fire department responded and no injuries were reported. The unit has been repaired. The insurance carrier paid $18,091.83 to the Operating Partnership on April 15, 2005.  The Adjuster is working with the Field Adjuster to determine the remaining reimbursement due to the Operating General Partner.  The residents did not need to relocate during repairs.  The Investment General Partner will continue to monitor the situation until the units are repaired.

Shawnee Housing (Village West South V) is a 50 unit family apartment complex located in Topeka, Kansas. The property has benefited from high occupancy with 2004 reporting a 95% rate. At the end of the second quarter 2005 occupany was reported at 96% rate. Expenditures have been at or below state averages. The property suffers from a high interest rate on the permanent mortgage. Debt services at the subject property adversely effect the property's overall operations. The General Partner, MRV Inc has begun refinancing several of their properties securing more favorable lending terms. It is implied that a similar course of action might take place at this property. Despite an expired guarantee, the General Partner continues to fund deficits at the property.

Series 18

As of June 30, 2005 and 2004 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at June 30, 2005, all of which were at 100% qualified occupancy.

For the period ended June 30, 2005 and 2004, Series 18 reflects net loss from Operating Partnerships of $(446,700) and $(667,157), respectively, which includes depreciation and amortization of $652,684 and $656,204, respectively.

Series 18 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr., or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

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

In late March 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60-month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64 unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Historically the property has operated with high occupancy ranging in mid 90% and above break even. However, in 2004 average occupancy declined to 85% and resulted in cash expended of $35,000, which was funded by increasing payables by $43,000. Occupancy levels through the second quarter of 2005 average 83%. The GP has stated the market in Grand Rapids has been very soft since the beginning of 2004. The management company is focusing on ways to improve occupancy. The management company is currently reviewing their outreach marketing effort to determine if additional staff or consultants are needed to help the sales program. The management company is also offering $126/month off scheduled rents, and $1 security deposits if prospective tenants move in within two weeks of application. The site manage is also authorized to offer 1 month free rent to close a deal. The current rent concessions make the one-bedroom units very competitive in the market place, which historically have commanded higher rents than older competing properties.

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 96% through 2004. Based on the most recent information received occupancy has decreased slightly to an average of 92% as of June 2005. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. Occupancy increased from 83% in the first quarter to 90% in the second quarter 2005. The second quarter financial report show below break-even operations, primarily due to a large mortgage interest payment paid in April 2005. Although some of the payables and accrued expenses from prior years were paid down in 2004, these accounts still have high balances. Previously, the property was delinquent in their water, sewer, and real estate payments to the City of Boston and had not consistently met the terms of the established payment agreement; however payments through the second quarter 2005 are current. Management recently began discussions with the Boston Housing Authority (BHA) to reduce vacancy losses and improve the timing of subsidy payments. Some improvement has been seen in the subsidy receivables; however, Management is still in discussions with the BHA regarding improving application turnover time. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The Operating General Partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development in Naples, Florida. The Management Company is a related entity to the Operating General Partner. In late 2004, the Operating General Partner discovered mismanagement at the site level and took immediate steps to cure, including staffing changes. During this process, it was discovered that the tax credit files were being inadequately kept. The Investment General Partner dispatched its compliance department to conduct a full audit on all files, issuing a detailed report to the Operating General Partner. The Operating General Partner subsequently hired a third-party tax credit compliance consultant to assist in the correction of all non-compliance issues. The Investment General Partner has closely monitored the progress of this issue and all non-compliance issues have been addressed by the Florida housing agency's deadline of April 30, 2005. The compliance consultant will continue to review the property's files bi-annually for the next two years. The Operating General Partner has funded operating deficits and as of the second quarter of 2005, occupancy has climbed from a low of 78% in November 2003 to 98% as of June 2005.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. Occupancy improved over the second quarter of 2005 to 100%; however, the property is still expending cash due to low occupancy in the first quarter and high unit turnover costs in the second quarter. In addition, the commercial spaces were vacant for most of 2004 and the first two quarters of 2005 because the City of Chelsea delayed issuing Building Permits due to outstanding trash violation fees. The Operating General Partner has paid these charges, the City has released the Building Permits for those spaces, and as of July 1, 2005 three of the four spaces are occupied. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to time and amount.

Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. In the second quarter of 2005 occupancy increased to 96% from 88% in the first quarter. The property is still expending cash due to the low occupancy of the first quarter and significant groundwork and unit turnover performed in the second quarter. Asset Management will work with Management in an effort to receive approval for some of the maintenance and grounds costs to be reimbursed from the Replacement Reserve. The Investment Limited Partner will continue to monitor occupancy and operations closely until operations has stabilized.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Credit delivery began in 1993 and continued through 2003. The property operated below breakeven in 2005. The property expended cash due to high debt service (specifically high interest rate of 10.5%) and high operating expenses. The average occupancy for 2004 was 92% and has improved to 100% in the first half of 2005. The Investment General Partner has suggested the Operating General Partner investigate refinancing the property. The Operating General Partner continues to fund operating deficits.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72-unit property located in Macedon, NY. The property has historically operated below breakeven. The problem has been attributed to high operating expenses and historically low occupancy. New management has been effective in their marketing efforts, and their ability to identify a pool of qualified tenants. As a result, occupancy has increased to 100% through the second quarter of 2005. They also have established a waitlist of qualified tenants. Rent collections have improved, and receivables have been significantly reduced. Management has stopped offering rent concessions. The current focus of management is on controlling operating expenses. They have reduced the number of full time leasing staff, and are doing more maintenance in house. The only services currently contracted out are snow removal and carpet cleaning. The Operating General Partner has funded prior years operating shortfalls. The mortgage, trade payables, and taxes are all current. The property will continue to be monitored until operations stabilize.

Humboldt I, L.P. (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property is operating below breakeven due to steadily decreasing occupancy and rental revenues. Occupancy averaged 82.5% in 2004, and has dropped to 75% as of July 2005. Management is advertising in local newspapers and through outreach with various housing programs. The challenges cited by Management include the inability to rent to full time students, problem tenants that required eviction and limitations due to the state of the local economy. The property is operating under a workout plan approved by Rural Development. The Investment General Partner will continue to closely monitor the property until occupancy improves and operations stabilize.

Series 19

As of June 30, 2005 and 2004 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at June 30, 2005, all of which were at 100% qualified occupancy.

For the period ended June 30, 2005 and 2004, Series 19 reflects net loss from Operating Partnerships of $(391,184) and $(435,187), respectively, which includes depreciation and amortization of $705,006 and $706,899, respectively.

Series 19 has invested in 3 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Hebbronville Apts., Lone Star Seniors Apts., and Martindale Apts. The affordable housing properties owned by the Calhoun Partnerships are located in

Texas and consist of approximately 68 apartment units in total. The low income housing tax credit available annually to Series 19 from the Calhoun Partnerships is approximately $78,750, which is approximately 1% of the total annual tax credit available to investors in Series 19.

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

In late March 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202, currently held in escrow, from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun's fraud.

On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60-month sentence. Mr. Calhoun's prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003.

The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.

In 2003, the Internal Revenue Service commenced an audit of the Calhoun partnerships in order to determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS whereby the adjustments to tax credits will be made only for the tax years 2004 and thereafter in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun's fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.

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

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri has historically operated below breakeven as a result of low occupancy and reduced rent levels. Occupancy at the property averaged 87% in 2004. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. After the Operating General Partner interests were transferred to a non-profit agency, management also changed. When the new management took over, they found numerous non-paying residents who they had to evict. After this round of evictions, occupancy dropped and management has not been able to re-lease the units. Occupancy averaged 78% through the second quarter of 2005. Management is currently offering one month free rent as well as one-month free rent for resident referrals. They have expanded their outreach and advertising to attract potential residents from bordering communities. Upon transfer to the nonprofit Operating General Partner, the mortgage became a cash flow only mortgage, which has helped in significantly reducing the negative cash flow. The taxes, mortgage and insurance are all current.

Jeremy Associates L.P. (Coopers Crossing Apartments) a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003. Occupancy changes and the overall decline in the sub-market during 2003 and 2004 are related to increased competition with other tax credit communities. To remain competitive, the property increased advertising and outreach marketing to local business and retail centers, reduced prices on two and three bedrooms to remain competitive with newer conventional product with more amenities, increased hours of operation to include Sundays and increased internet advertising. Average occupancy through year-end 2004 is 88.6% and trending up to 96% for the second quarter of 2005.

The property also experiences high operating costs attributed to foundation and stress cracks identified in an engineers report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140. Metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. There was no foundation work completed in 2004. The overall estimate to complete the foundation work and address the interior issues as a result of the movement is estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2005, it is anticipated that $37,000 of capital work would be completed unrelated to the building movement issues.

The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are on going. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The Munford area has experienced severe economic decline due to loss of industry and job prospects. This has resulted in an outflow of prospective tenants from the area. Consequently, the property has struggled with occupancy and has been unable to maintain projected rent levels. Occupancy averaged 86.57% for the year 2004, resulting in a loss of $15,194, and a Debt Coverage Service Ratio of 0.3. A newly hired manager has aggressively marketed the property in 2005; as a result, occupancy for the first quarter of 2005 averaged 90.28%, climbing to 96% in the second quarter. Through 2004, the property fell short of the projected rents by approximately $35,000 annually. The increase in occupancy has increased income for the property, however rent levels remain lower than projected. At current rent levels, the partnership will be unable to break even. Management is attempting to reduce expenses, but would need to achieve higher rents to improve the economic outlook for the property. The Operating General Partner has an operating deficit guarantee for Munford Village, Ltd., that is unlimited in time and amount. The property's compliance period ends in 2009.

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

Exceptions to Certifications

The March 31, 2005 Balance Sheet of Boston Capital Tax Credit Fund III L.P. is presented as unaudited in the Form 10-Q as the Report of the Independent Registered Public Accounting Firm could not be filed within the prescribed time period because the issuer was not able to obtain audit opinions which refer to the auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB) of property partnerships, in which the issuer holds noncontrolling limited partner interests.

Historically, the audits, and the reports thereon, of the local operating partnerships (typically owned 99% by the registrant) were performed in accordance with Generally Accepted Auditing Standards (GAAS).

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

Our independent registered public accounting firm has performed an audit of the registrant for the period ending March 31, 2005, but could not issue an opinion in accordance with the standards of the Public Company Accounting Oversight Board (United States). Therefore, we are filing our 10-Q with March 31, 2005 balance sheets as "UNAUDITED" as it is without an audit opinion.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 22, 2005	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 22, 2005	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal