Form 10-Q
period 2005-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2005-11-21
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2005

                                             or

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

Yes	No	_X

Indicate by check mark whether the registrant is an accelarated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	_X

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED September 30,2005

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

Changes in Partners Capital Series 16 23

Changes in Partners Capital Series 17 24

Changes in Partners Capital Series 18 24

Changes in Partners Capital Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 42

Combined Statements Series 16 43

Combined Statements Series 17 44

Combined Statements Series 18 45

Combined Statements Series 19 46

Liquidity 47

Capital Resources 48

Results of Operations 49

Critical Accounting Policies 66

Quantitative and Qualitative 67

Controls and Procedures 67

Part II Other Information 68

SIGNATURES 69

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 19,146,999	$ 21,243,365

OTHER ASSETS

Cash and cash equivalents	3,271,322	3,776,197
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	887,636	913,828
Other assets	1,457,452	1,455,952
	$ 24,964,518	$ 27,590,451

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	22,496,520	21,838,219
Capital contributions payable	162,519	163,019
	22,660,184	22,002,383

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	4,169,629	7,420,525
General Partner	(1,865,295)	(1,832,457)
	2,304,334	5,588,068
	$ 24,964,518	$ 27,590,451

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,232,211	$ 1,479,898

OTHER ASSETS

Cash and cash equivalents	1,337,592	1,637,682
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	130,089	133,915
Other assets	22,868	21,368
	$ 2,722,760	$ 3,272,863

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,450,449	5,500,694
Capital contributions payable	4,208	4,208
	5,455,802	5,506,047

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(2,374,116)	(1,879,257)
General Partner	(358,926)	(353,927)
	(2,733,042)	(2,233,184)
	$ 2,722,760	$ 3,272,863

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 4,361,484	$ 4,684,946

OTHER ASSETS

Cash and cash equivalents	368,159	386,390
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	180,202	185,502
Other assets	110,860	110,860
	$ 5,020,705	$ 5,367,698

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,024,934	5,678,945
Capital contributions payable	71,862	72,362
	6,096,796	5,751,307

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(598,721)	86,836
General Partner	(477,370)	(470,445)

	(1,076,091)	(383,609)
	$ 5,020,705	$ 5,367,698

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 4,465,415	$ 4,891,801

OTHER ASSETS

Cash and cash equivalents	1,259,768	1,549,157
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	186,654	192,310
Other assets	1,233,966	1,233,966
	$ 7,346,912	$ 8,068,343

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	5,906,333	5,946,771
Capital contributions payable	67,895	67,895
	5,974,228	6,014,666

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	1,788,389	2,462,572
General Partner	(415,705)	(408,895)
	1,372,684	2,053,677
	$ 7,346,912	$ 8,068,343

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,551,902	$ 1,935,611

OTHER ASSETS

Cash and cash equivalents	74,610	71,958
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	142,647	146,843
Other assets	88,604	88,604
	$ 1,857,763	$ 2,243,016

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,379,465	3,182,144
Capital contributions payable	18,554	18,554
	3,398,019	3,200,698

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(1,214,626)	(637,878)
General Partner	(325,630)	(319,804)
	(1,540,256)	(957,682)
	$ 1,857,763	$ 2,243,016

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 7,535,987	$ 8,251,109

OTHER ASSETS

Cash and cash equivalents	231,193	131,010
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	248,044	255,258
Other assets	1,154	1,154
	$ 8,016,378	$ 8,638,531

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,735,339	1,529,665
Capital contributions payable	-	-
	1,735,339	1,529,665

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	6,568,703	7,388,252
General Partner	(287,664)	(279,386)
	6,281,039	7,108,866
	$ 8,016,378	$ 8,638,531

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2005		2004

Income
Interest income	$ 4,496		$ 1,924
Other income	23,035		8,389
	27,531		10,313

Share of loss from Operating Partnerships(Note D)	(960,024)	*	(1,598,316)

Expenses
Professional fees	154,885		140,909
Fund management fee (Note C)	593,958		589,384
Amortization	13,096		17,188
General and administrative expenses	17,417		24,528
	779,356		772,009

NET LOSS	$(1,711,849)		$(2,360,012)

Net loss allocated to limited partners	$(1,694,731)		$(2,336,412)

Net loss allocated to general partner	$ (17,118)		$ (23,600)

Net loss per BAC	$ (.08)		$ (.11)

* Includes gain on sale of operating limited partnership of $29,869 for Series 15 and $27,485 for Series 17 respectively.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2005		2004

Income
Interest income	$ 1,655		$ 486
Other income	150		6,184
	1,805		6,670

Share of loss from Operating Partnerships(Note D)	(98,069)	*	(94,273)

Expenses
Professional fees	38,930		31,192
Fund management fee	123,378		125,263
Amortization	1,913		2,628
General and administrative expenses	3,348		4,780
	167,569		163,863

NET LOSS	$ (263,833)		$ (251,466)

Net loss allocated to limited partners	$ (261,195)		$ (248,951)

Net loss allocated to general partner	$ (2,638)		$ (2,515)

Net loss per BAC	$ (.07)		$ (.06)

* Includes gain on sale of operating limited partnership of $29,869.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2005	2004

Income
Interest income	$ 784	$ 613
Other income	1,773	2,021
	2,557	2,634

Share of loss from Operating Partnerships(Note D)	(157,041)	(583,410)

Expenses
Professional fees	36,735	31,252
Fund management fee	156,687	168,283
Amortization	2,650	4,213
General and administrative expenses	3,887	5,157
	199,959	208,905

NET LOSS	$ (354,443)	$ (789,681)

Net loss allocated to limited partners	$ (350,899)	$ (781,784)

Net loss allocated to general partner	$ (3,544)	$ (7,897)

Net loss per BAC	$ (.07)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2005		2004

Income
Interest income	$ 1,554		$ 443
Other income	3,459		184
	5,013		627

Share of loss from Operating Partnerships(Note D)	(177,743)	*	(194,175)

Expenses
Professional fees	31,057		25,134
Fund management fee	128,183		110,014
Amortization	2,828		3,887
General and administrative expenses	3,967		5,219
	166,035		144,254

NET LOSS	$ (338,765)		$ (337,802)

Net loss allocated to limited partners	$ (335,377)		$ (334,424)

Net loss allocated to general partner	$ (3,388)		$ (3,378)

Net loss per BAC	$ (.07)		$ (.07)

* Includes gain on sale of operating limited partnership of $27,485.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2005	2004

Income
Interest Income	$ 157	$ 138
Other income	10,413	-
	10,570	138

Share of loss from Operating Partnerships(Note D)	(217,084)	(253,868)

Expenses
Professional fees	23,767	35,331
Fund management fee	82,873	95,487
Amortization	2,098	2,853
General and administrative expenses	3,012	4,623
	111,750	138,294

NET LOSS	$ (318,264)	$ (392,024)

Net loss allocated to limited partners	$ (315,081)	$ (388,104)

Net loss allocated to general partner	$ (3,183)	$ (3,920)

Net loss per BAC	$ (.09)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2005	2004

Income
Interest income	$ 346	$ 244
Other income	7,240	-
	7,586	244

Share of loss from Operating Partnerships(Note D)	(310,087)	(472,590)

Expenses
Professional fees	24,396	18,000
Fund management fee	102,837	90,337
Amortization	3,607	3,607
General and administrative expenses	3,203	4,749
	134,043	116,693

NET LOSS	$ (436,544)	$ (589,039)

Net loss allocated to limited partners	$ (432,179)	$ (583,149)

Net loss allocated to general partner	$ (4,365)	$ (5,890)

Net loss per BAC	$ (.11)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2005		2004

Income
Interest income	$ 8,832		$ 4,074
Other income	25,980		9,432
	34,812		13,506

Share of loss from Operating Partnerships(Note D)	(1,961,917)	*	(3,452,764)

Expenses
Professional fees	199,357		178,306
Fund management fee (Note C)	1,097,041		1,065,513
Amortization	26,192		34,377
General and administrative expenses	34,039		45,280
	1,356,629		1,323,476

NET LOSS	$ (3,283,734)		$(4,762,734)

Net loss allocated to limited partners	$ (3,250,896)		$(4,715,106)

Net loss allocated to general partner	$ (32,838)		$ (47,628)

Net loss per BAC	$ (.15)		$ (.22)

* Includes gain on sale of operating limited partnership of $30,664 for Series 15 and $27,485 for Series 17 respectively.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2005		2004

Income
Interest income	$ 3,294		$ 1,151
Other income	169		6,194
	3,463		7,345

Share of loss from Operating Partnerships(Note D)	(217,023)	*	(186,164)

Expenses
Professional fees	50,509		40,882
Fund management fee	225,388		225,550
Amortization	3,826		5,256
General and administrative expenses	6,575		9,258
	286,298		280,946

NET LOSS	$ (499,858)		$ (459,765)

Net loss allocated to limited partners	$ (494,859)		$ (455,167)

Net loss allocated to general partner	$ (4,999)		$ (4,598)

Net loss per BAC	$ (.13)		$ (.12)

* Includes gain on sale of operating limited partnership of $30,664.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2005	2004

Income
Interest income	$ 1,530	$ 1,223
Other income	2,411	2,027
	3,941	3,250

Share of loss from Operating Partnerships(Note D)	(323,462)	(1,188,738)

Expenses
Professional fees	47,414	40,447
Fund management fee	312,278	312,219
Amortization	5,300	8,425
General and administrative expenses	7,969	10,100
	372,961	371,191

NET LOSS	$ (692,482)	$(1,556,679)

Net loss allocated to limited partners	$ (685,557)	$(1,541,112)

Net loss allocated to general partner	$ (6,925)	$ (15,567)

Net loss per BAC	$ (.13)	$ (.29)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2005		2004

Income
Interest income	$ 3,091		$ 917
Other income	4,103		1,197
	7,194		2,114

Share of loss from Operating Partnerships(Note D)	(397,731)	*	(374,314)

Expenses
Professional fees	39,734		32,472
Fund management fee	237,379		197,670
Amortization	5,656		7,775
General and administrative expenses	7,687		9,615
	290,456		247,532

NET LOSS	$ (680,993)		$ (619,732)

Net loss allocated to limited partners	$ (674,183)		$ (613,535)

Net loss allocated to general partner	$ (6,810)		$ (6,197)

Net loss per BAC	$ (.14)		$ (.12)

* Includes gain on sale of operating limited partnership of $27,485.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2005	2004

Income
Interest Income	$ 293	$ 329
Other income	10,413	14
	10,706	343

Share of loss from Operating Partnerships(Note D)	(381,440)	(832,302)

Expenses
Professional fees	31,072	41,499
Fund management fee	171,113	182,788
Amortization	4,196	5,707
General and administrative expenses	5,459	8,128
	211,840	238,122

NET LOSS	$ (582,574)	$(1,070,081)

Net loss allocated to limited partners	$ (576,748)	$(1,059,380)

Net loss allocated to general partner	$ (5,826)	$ (10,701)

Net loss per BAC	$ (.16)	$ (.30)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2005	2004

Income
Interest income	$ 624	$ 454
Other income	8,884	-
	9,508	454

Share of loss from Operating Partnerships(Note D)	(642,261)	(871,246)

Expenses
Professional fees	30,628	23,006
Fund management fee	150,883	147,286
Amortization	7,214	7,214
General and administrative expenses	6,349	8,179
	195,074	185,685

NET LOSS	$ (827,827)	$(1,056,477)

Net loss allocated to limited partners	$ (819,549)	$(1,045,912)

Net loss allocated to general partner	$ (8,278)	$ (10,565)

Net loss per BAC	$ (.20)	$ (.26)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2005

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2005	$ 7,420,525	$ (1,832,457)	$ 5,588,068

Distribution	-	-	-

Net income (loss)	(3,250,896)	(32,838)	(3,283,734)

Partners' capital (deficit), September 30, 2005	$ 4,169,629	$ (1,865,295)	$ 2,304,334

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2005	$ (1,879,257)	$ (353,927)	$ (2,233,184)

Distribution	-	-	-

Net income (loss)	(494,859)	(4,999)	(499,858)

Partners' capital (deficit) September 30, 2005	$ (2,374,116)	$ (358,926)	$ (2,733,042)

Series 16
Partners' capital (deficit) April 1, 2005	$ 86,836	$ (470,445)	$ (383,609)

Distribution	-	-	-

Net income (loss)	(685,557)	(6,925)	(692,482)

Partners' capital (deficit) September 30, 2005	$ (598,721)	$ (477,370)	$ (1,076,091)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2005	$ 2,462,572	$ (408,895)	$ 2,053,677

Distribution	-	-	-

Net income (loss)	(674,183)	(6,810)	(680,993)

Partners' capital (deficit) September 30, 2005	$ 1,788,389	$ (415,705)	$ 1,372,684

Series 18
Partners' capital (deficit) April 1, 2005	$ (637,878)	$ (319,804)	$ (957,682)

Distribution	-	-	-

Net income (loss)	(576,748)	(5,826)	(582,574)

Partners' capital (deficit), September 30, 2005	$(1,214,626)	$ (325,630)	$(1,540,256)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six Months Ended September 30, 2005
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2005	$ 7,388,252	$ (279,386)	$ 7,108,866

Distribution	-	-	-

Net income (loss)	(819,549)	(8,278)	(827,827)

Partners' capital (deficit), September 30, 2005	$ 6,568,703	$ (287,664)	$ 6,281,039

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Loss	$(3,283,734)	$(4,762,734)
Adjustments
Distributions from Operating Partnerships	76,300	28,491
Amortization	26,192	34,377
Share of Loss from Operating Partnerships	1,961,917	3,452,764
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(1,500)	(55,614)
(Decrease) Increase in accounts payable affiliates	658,301	1,292,970

Net cash (used in) provided by operating activities	(562,524)	(9,746)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(500)	(13,500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	58,149	-

Net cash (used in) provided by investing activities	57,649	(13,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	(132,333)

Net cash (used in) provided by financing activity	-	(132,333)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(504,875)	(155,579)

Cash and cash equivalents, beginning	3,776,197	1,162,053

Cash and cash equivalents, ending	$ 3,271,322	$ 1,006,474

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2005	2004
Cash flows from operating activities:

Net Loss	$ (499,858)	$ (459,765)
Adjustments
Distributions from Operating Partnerships	-	252
Amortization	3,826	5,256
Share of Loss from Operating Partnerships	217,023	186,164
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(1,500)	-
(Decrease) Increase in accounts payable affiliates	(50,245)	272,730

Net cash (used in) provided by operating activities	(330,754)	4,637

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(12,000)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	30,664	-

Net cash (used in) provided by investing activities	30,664	(12,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	(107,567)

Net cash (used in) provided by financing activity	-	(107,567)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(300,090)	(114,930)

Cash and cash equivalents, beginning	1,637,682	346,593

Cash and cash equivalents, ending	$ 1,337,592	$ 231,663

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2005	2004
Cash flows from operating activities:

Net Loss	$ (692,482)	$ (1,556,679)
Adjustments
Distributions from Operating Partnerships	-	26,710
Amortization	5,300	8,425
Share of Loss from Operating Partnerships	323,462	1,188,738
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	345,989	345,989

Net cash (used in) provided by operating activities	(17,731)	13,183

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(500)	(1,500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	(500)	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,231)	11,683

Cash and cash equivalents, beginning	386,390	309,833

Cash and cash equivalents, ending	$ 368,159	$ 321,516

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2005	2004
Cash flows from operating activities:

Net Loss	$ (680,993)	$ (619,732)
Adjustments
Distributions from Operating Partnerships	1,170	1,464
Amortization	5,656	7,775
Share of Loss from Operating Partnerships	397,731	374,314
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(40,438)	277,601

Net cash (used in) provided by operating activities	(316,874)	41,422

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	27,485	-

Net cash (used in) provided by investing activities	27,485	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	(24,766)

Net cash (used in) provided by financing activity	-	(24,766)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(289,389)	16,656

Cash and cash equivalents, beginning	1,549,157	243,300

Cash and cash equivalents, ending	$ 1,259,768	$ 259,956

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2005	2004
Cash flows from operating activities:

Net Loss	$ (582,574)	$(1,070,081)
Adjustments
Distributions from Operating Partnerships	2,269	-
Amortization	4,196	5,707
Share of Loss from Operating Partnerships	381,440	832,302
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(55,614)
(Decrease) Increase in accounts payable affiliates	197,321	190,976

Net cash (used in) provided by operating activities	2,652	(96,710)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,652	(96,710)

Cash and cash equivalents, beginning	71,958	138,631

Cash and cash equivalents, ending	$ 74,610	$ 41,921

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2005	2004
Cash flows from operating activities:

Net Loss	$ (827,827)	$(1,056,477)
Adjustments
Distributions from Operating Partnerships	72,861	65
Amortization	7,214	7,214
Share of Loss from Operating Partnerships	642,261	871,246
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	205,674	205,674

Net cash (used in) provided by operating activities	100,183	27,722

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,183	27,722

Cash and cash equivalents, beginning	131,010	123,696

Cash and cash equivalents, ending	$ 231,193	$ 151,418

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005

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
September 30, 2005

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2005 and for the three and six months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2005 the Fund has accumulated unallocated acquisition amortization totaling $1,005,702.  The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 2005 and 2004 is as follows:

	2005	2004

Series 15	$ 159,081	$ 99,960
Series 16	283,227	160,084
Series 17	241,096	155,627
Series 18	172,293	108,556
Series 19	150,005	135,577
	$1,005,702	$659,804

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended September 30, 2005 and 2004 are as follows:

	2005	2004

Series 15	$124,878	$136,365
Series 16	172,995	172,995
Series 17	129,781	140,355
Series 18	95,487	95,487
Series 19	102,837	102,837
	$625,978	$648,039

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2005 and 2004, the Fund had limited partnership interests in 237 and 239 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2005 and 2004 is as follows:

	2005	2004
Series 15	66	67
Series 16	64	64
Series 17	47	48
Series 18	34	34
Series 19	26	26
	237	239

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2005 and 2004 are as follows:

	2005	2004

Series 15	$ 4,208	$ 4,206
Series 16	71,862	72,362
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	24,000
	$162,519	$187,017

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the Six Months ended June 30, 2005.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2005	2004

Revenues
Rental	$ 5,207,005	$ 5,692,988
Interest and other	211,111	232,725

	5,418,116	5,925,713

Expenses
Interest	1,214,307	1,405,587
Depreciation and amortization	1,674,878	1,755,970
Operating expenses	3,632,404	3,741,366
	6,521,589	6,902,923

NET LOSS	$(1,103,473)	$ (977,210)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (247,687)	$ (186,164)

Net loss allocated to other Partners	$ (11,036)	$ (9,772)

Net loss suspended	$ (844,750)	$ (781,274)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2005	2004

Revenues
Rental	$ 7,130,150	$ 7,043,858
Interest and other	290,598	294,210

	7,420,748	7,338,068

Expenses
Interest	1,589,164	1,736,172
Depreciation and amortization	2,209,984	2,229,383
Operating expenses	4,852,020	4,889,501
	8,651,168	8,855,056

NET LOSS	$ (1,230,420)	$ (1,516,988)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (323,462)	$ (1,188,738)

Net loss allocated to other Partners	$ (12,304)	$ (15,170)

Net loss suspended	$ (894,654)	$ (313,080)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2005	2004

Revenues
Rental	$ 6,493,376	$ 6,835,384
Interest and other	191,941	208,181

	6,685,317	7,043,565

Expenses
Interest	1,553,770	1,746,591
Depreciation and amortization	1,760,440	1,821,378
Operating expenses	4,255,137	4,124,468
	7,569,347	7,692,437

NET LOSS	$ (884,030)	$ (648,872)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (425,216)	$ (374,314)

Net loss allocated to other Partners	$ (8,840)	$ (6,490)

Net loss suspended	$ (449,974)	$ (268,068)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2005	2004

Revenues
Rental	$ 3,661,953	$ 3,693,118
Interest and other	250,631	125,983

	3,912,584	3,819,101

Expenses
Interest	946,859	907,228
Depreciation and amortization	1,298,650	1,304,828
Operating expenses	2,540,234	2,619,105
	4,785,743	4,831,161

NET LOSS	$ (873,159)	$ (1,012,060)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (381,440)	$ (832,302)

Net loss allocated to other Partners	$ (8,732)	$ (10,121)

Net loss suspended	$ (482,987)	$ (169,637)

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
September 30, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2005	2004

Revenues
Rental	$ 4,988,468	$ 5,164,479
Interest and other	222,465	184,320

	5,210,933	5,348,799

Expenses
Interest	1,557,973	1,620,313
Depreciation and amortization	1,388,095	1,597,767
Operating expenses	3,024,141	3,075,844
	5,970,209	6,293,924

NET LOSS	$ (759,276)	$ (945,125)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (642,261)	$ (871,246)

Net loss allocated to other Partners	$ (7,593)	$ (9,451)

Net loss suspended	$ (109,422)	$ (64,428)

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
September 30, 2005
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

The Fund is currently accuring the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2005 were $625,978 and total fund management fees accrued as of September 30, 2005 were $21,794,344. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2005, an affiliate of the general partner advanced a total of $702,176 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $5,468 was advanced during the quarter ended September 30, 2005. Below is a summary, by series, of the total advances made to date.

2005
Series 17	$635,362
Series 18	66,814
$702,176

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

During the quarter ended September 30, 2005, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $4,208 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2005.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

During the quarter ended September 30, 2005, $500 of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $71,862 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2005.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 48 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in one of the Operating Partnerships.

During the quarter ended September 30, 2005, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of September 30, 2005. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 2005, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 2005.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 2005, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2005.

Results of Operations

As of September 30, 2005 and 2004 the Fund held limited partnership interests in 237 and 239 Operating Partnerships, respectively.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred, net of reporting fees received, for the quarter ended September 30, 2005 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $123,378, $156,687, $128,183, $82,873, and $102,837 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2005 and 2004, the average qualified occupancy for the series was 99.9%.  The series had a total of 66 properties September 30, 2005. Out of the total 65 were at 100% qualified occupancy.

For the period ended September 30, 2005 and 2004, Series 15 reflects net loss from Operating Partnerships of $(1,103,473) and $(977,210), respectively, which includes depreciation and amortization of $1,674,878 and $1,755,970, respectively.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents a fee for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the ILP share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, the gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

School Street I Limited Partnership (School Street Apts. I), is a 24-unit complex, located in Marshall, Wisconsin. Average occupancy for the third quarter of 2005 is 78%. Occupancy at the property increased in the third quarter from the second quarter due to increased advertising and rent concessions. Average vacancies in the area are running 15%-17%. In January 2005, Management decreased the rent levels by $50 and eliminated the water and sewer surchange. A resident referral program was also initiated. The property is advertising in local publications, rental publications and the Madison, Wisconsin newspaper. The site manager was replaced in the end of May 2005 and is on a part-time basis. The new site manager has also lowered the base rents by $100 and has discontinued the surcharge for water and sewer. Operations remain below breakeven due to high operating expenses and vacancy loss. The Operating General Partner continues to fund any operating cash deficits. The mortgage, taxes, insurance and accounts payables are current. The current mortgage for this development expired in December of 2004. The original mortgage note has a provision whereby at the lenders sole discretion the mortgage may be extended five years. The Operating General Partner obtained a one-year extension from the lender to pursue alternative financing. The Operating General Partner was able to refinance the current mortgage with a four-year loan with the first two years requiring monthly interest payments only. The loan amortizes over a thirty-year period and is guaranteed by the principals of the Operating General Partner. The interest rate is LIBOR plus 220 basis points. In addition, the Operating General Partner requested that the Investment Limited Partnership assist in funding operating deficits through the end of the compliance period which occurs in 2007. The Investment Limited Partnership agreed to advance funds over time in quarterly amounts equal to 25% of the operating deficit up to $25,000 through the end of the compliance period. In the second quarter of 2005 the Investment Limited Partnership advanced $1,500 to the property. No additional advances were made by the Investment Limited Partnership during the third quarter of 2005.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Average physical occupancy in 2004 was 80%. Despite low occupancy in 2004, the property operated above breakeven with a Debt Service Coverage Ratio (DSCR) of 1.10. In 2005, occupancy was 82%; however, the property is operating well above breakeven, generating $6,850 of cash. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. In January 2004, to enhance revenue, Rural Development allowed management to increase rental rates from $450 to $510 for one bedroom apartments and from $500 to $560 for two bedroom apartments. The property can support rental increases because the residents only pay 30% of their monthly income with the rest covered by rental assistance. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Although it is located within the Hurricane Rita affected area, the property did not suffer any damages. Instead, some residents displaced from the southern part of the state have evacuated to Livingston and are living at the property. USDA RD is providing temporary rental assistance to support the evacuees in the interim. Temporary rental assistance is expected to run until September 2006. To retain these evacuees as residents, the site manager is referring them to agencies providing assistance with apartment furnishing, and to potential employment opportunities. Increased occupancy due to this will be reflected in the fourth quarter report. In the third quarter of 2005, average occupancy remained at 85%. Despite the low occupancy, the property continues to operate above breakeven. All taxes, insurance and mortgage payments are current. The Operating General Partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. The property expended ($94,358) in 2004. Occupancy suffered in the latter half of 2004 and can be attributed to a newer apartment complex, which was built two miles from the subject property. The newer complexes continue to pose occupancy issues at this property; however the impact is less with each passing quarter. The property benefits from a strong regional property manager and on site manager, a great design with unit updates, an on site children's playground and a strong preventative maintenance program. Management has taken steps to cut expenditures at the property. Current projections show the property expending roughly a third of the monies expended in 2004. The Operating General Partner, MRV, Inc. funded operating deficits in 2004 despite an expired guarantee and has stated that they will continue to fund any deficit.

Greentree Apartments Limited (Sue Ellen Apartments) is a 24-unit family property located in Utica, Ohio. Utica is a small rural town of about 2,000 residents 40 miles outside of Columbus. Average occupancy for the third quarter of 2005 was 75%. Many families have taken advantage of the USDA's single-family home ownership program. The Investment General Partner recently negotiated with the Operating General Partner for the insertion of exit strategy language into the Partnership Agreement in exchange for forgiveness of penalties for late reporting. The tax credit compliance period ends on December 31, 2009.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the ILPs received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. In September 2005 additional sales proceeds of $83,365 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $19,460 to Series 12, $6,551 to Series 14, $29,869 to Series 15 and $27,485 to Series 17, and were recorded as a gain in the quarter ended September 30, 2005. These proceeds will be retained by the ILP to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

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

Heron's Landing RRH Limited (Heron's Landing I) is a 37-unit development located in Lake Placid, Florida. The property was damaged by two hurricanes in September 2004 resulting in 19 residential units coming off line. Insurance proceeds for reconstruction were received and all 19 units have been repaired and leased. At the time of the hurricane, the Investment Limited Partner was in the process of negotiating a transfer of the Operating General Partner's interest in exchange for exit strategy for the Limited Partner. The transfer of the Operating General Partner's interest and the insertion of exit strategy language into the partnership agreement occurred on January 7, 2005. The tax credit compliance period ends on December 31, 2006. Provided that operations remain stable, the Fund will no longer provide special disclosure on this partnership.

Lake View Associates (Lake View Green Apartments) is a 24 unit property located in Lake View, SC. The compliance period for the property ends in 2007. Low occupancy, due to the lack of much needed rental assistance has hindered this property's performance. Occupancy, which averaged 88% in 2004, and dropped to 71% through the second quarter of 2005, has risen to 79% through the third quarter of 2005. Management is experiencing difficulty finding residents able to pay the rental rates currently necessary to sustain the property. Due to federal and state cutbacks, applicants are not receiving the rental assistance payments that were expected when the property was originally underwritten. Management has proposed a 20% rent reduction to its local housing authority as its only viable option to increase occupancy. Unless the property receives additional rental assistance subsidies or the rents are reduced, management predicts occupancy will decline. If this 20% reduction in rents is approved, it would be necessary to keep the property 77% occupied on average in order to support current operations. Financial statements through the third quarter of 2005 have been requested from management, but have not yet been received. Operations through the second quarter of 2005 yield a Debt Sercvice Coverage Ratio (DSCR) of approximately 0.50 and annualized cash expenditure of $540 per unit. The mortgage, taxes, insurance and payables are current. The Operating General Partner's obligation to fund operating deficits is unlimited in time and amount.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44 unit property located in Union, SC. The property operated at a deficit in 2004 due to low rental rates. Industrial decline in the area has led to a dwindling population base from which to draw residents. The property has had trouble competing with properties that receive rental assistance. As a result, the property has been forced to reduce rents to maintain occupancy. In 2005, the property's performance has improved. As a result of rental concessions being offered the property has reduced vacancy in 2005. While physical occupancy averaged 91% in 2004, it improved to 98% in the first quarter of 2005, falling to 93% throughout the second quarter and 90% in the third quarter of 2005 due to lease turnover in June and September. Management is aggressively marketing the property and does not anticipate problems leasing the apartments. Also, the management company is attempting to receive a partial tax abatement to further bring expenses in line. The property has significantly minimized the deficit, and is projected to lose around $48/unit in 2005. Mortgage, taxes, insurance and payables to non-related entities are current. The Operating General Partner's Guarantee is unlimited in time and amount, with the compliance period for this property ending in 2007.

Series 16

As of September 30, 2005 and 2004, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at September 30, 2005, all of which were at 100% qualified occupancy.

For the period ended September 30, 2005 and 2004, Series 16 reflects net loss from Operating Partnerships of $(1,230,420) and $(1,516,988), respectively, which includes depreciation and amortization of $2,209,984 and $2,229,383, respectively.

Autumnwood Limited Partnership (Autumnwood Heights) is a 40-unit property for the elderly located in Keysville, Virginia. The property struggled with occupancy in 2004, which led to a cash loss of ($12,319) and a Debt Service Coverage Ratio(DSCR) of .61. Maintenance expenses increased as a result of high turnover, which further contributed to the operating deficit. Occupancy has since rebounded to 100% as of the third quarter of 2005. Management has been successful in reducing operating expenses to just below the state average. The Operating General Partner anticipates that operations will continue to improve at this property and believes the development will operate above breakeven by the end of the year. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit apartment building located in Plattsmouth, NE, which continues to operate below breakeven due to low occupancy. Through the fourth quarter of 2004, average physical occupancy remained at 35%. In the second quarter 2005 physical occupancy increased to 55%, but decreased to 45% in the third quarter of 2005. The downtown location of the property, lack of parking and amenities such as washer/dryer hook-ups continue to impact occupancy. The Operating General Partner has taken property management in-house and anticipates this will positively impact the marketing and management of the property. The mortgage and insurance are current; however the real estate taxes for 2003 and 2004 are overdue. The Operating General Partner is working with the city to establish a payment plan. The Operating General Partner continues to fund operating deficits.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2004 audited financial statement indicates operations above breakeven due to improvements in occupancy. As of September 30, 2005 average occupancy at the property is 92%. The management company currently maintains a significant waiting list of pre-qualified tenants. The Operating General Partner continues to monitor the Operating Partnership.

Mariner's Point is a 64-unit property located in Milwaukee, WI. This development is phase I of a II phase building. The Operating General Partner has notified the Investment Limited Partner that as of November 1, 2005 they are withdrawing as Operating General Partner. While looking for a buyer the Investment Limited Partner will take over the Operating General Partners interest. An interim management company has been retained and will assume management as of November 1, 2005.

Mariner's Point II is a 52-unit property located in Milwaukee, WI. This development is phase II of a II phase building. The Operating General Partner has notified the Investment Limited Partner that as of November 1, 2005 they are withdrawing as Operating General Partner. While looking for a buyer the Investment Limited Partner will take over the Operating General Partners interest. An interim management company has been retained and will assume management as of November 1, 2005.

Mid City Associates (Mid City Apartments) is a 58 unit, scattered site family property located in Jersey City, NJ. The property operated with an average occupancy rate of 95% in 2004. Occupancy has continued to improve and averaged 97% in 2005. The property expended cash in 2005 but is able to fund the deficits and required reserves. The Operating General Partner indicated that he would continue to fund shortfalls if needed despite the expiration of the guarantee. The mortgage and taxes are current.

Summersville Estates (Summersville Estates Limited Partnership) is a 24-unit property located in Summersville, Missouri. Year to date average occupancy through the third quarter of 2005 was 74%. In late 2004, the former site manager was not performing repairs to units upon vacancy; therefore, the units were not in a condition to rent. In December 2004 Management hired a new property manager who also performs maintenance duties. He has concentrated on getting the vacant units rent-ready and has successfully improved occupancy, which was up to 88% for the month of September. Management tried to get approval from Rural Development (RD) to use Replacement Reserve funds for the maintenance on the vacant units; however, RD would not approve the withdrawal. Therefore, turnover maintenance was paid for from operating income, as it was available. The financial reports for the third quarter show that the property is generating cash and all but one unit is rent-ready. The Investment General Partner will continue to work with Management on getting the vacant units leased and monitor operations closely until they have stabilized.

Greenfield Properties (Greenfield Properties, L.P.) is a 20-unit property located in Greenfield, Missouri. Year to date average occupancy through the third quarter of 2005 was 83%; however, the property is generating cash. In 2004, the property was converted from an elderly property to a family property. Rental rates at the property are greater than rental houses (for the same family size) in the area. In an effort to improve occupancy, Management is offering an incentive of a 27" television for signing a lease. As a result, occupancy for the month of September was up to 95%. The Investment General Partner will continue to work with Management on maintaining improved occupancy and monitor operations closely until they have stabilized.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 82% for the year 2004. Based on the most recent information received occupancy has been consistent with the prior year through September 2005. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the third quarter of 2005. The management agent continues to market the available units by, working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Davenport Housing Associates (Crystal Ridge Apartments) is a 126 unit family property located in Davenport, Iowa. Occupancy reflected an 82% rate at the end of the second quarter of 2005. Expenses per unit are currently below state averages. In the third quarter of 2005 the property was refinanced and is scheduled to produce positive cash flow in 2006. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60 unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems that have plagued the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. The Operating General Partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. While the property is only operating with occupancy of 88%, it is now generating cash. The property was able to refinance at the beginning of September and paid down some expenses from the proceeds of the refinance. Current tenant files are being audited for tax compliance standards. Prior year 8823s continue to be reviewed to determine if issues can still be addressed.

Series 17

As of September 30, 2005 and 2004, the average qualified occupancy for the series was 99.7%.  The series had a total of 47 properties at September 30, 2005.  Out of the total 46 were at 100% qualified occupancy.

For the period ended September 30, 2005 and 2004, Series 17 reflects net loss from Operating Partnerships of $(884,030) and $(648,872), respectively, which includes depreciation and amortization of $1,760,440 and $1,821,378, respectively.

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

Midland Housing L.P. (Stratford Place Apartments) (series 17) is a 53 unit, family/elderly property, located in Midland, MI. The average occupancy for 2004 was 79%, and slightly increased in 2005 to 80%. The site manager stated the primary cause for the low occupancy was competition from home ownership due to low interest rates and low home values in the market area. Three affordable housing communities in this town all compete with each other. Management continues to offer incentive programs such as reduced rents of $100 per month for the first 6 months, and resident referrals are being implemented to raise occupancy. The Operating General Partner is expecting the occupancy to improve with the current marketing efforts. The Operating General Partner continues to fund operating deficits. The mortgage, real estate taxes and insurance are current.

Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy and significant deferred maintenance issues. Occupancy through December 2004 has averaged 88%. Occupancy has improved slightly, averaging 91% through the third quarter of 2005. The property is currently operating above breakeven due to reduced operating expenses, however the replacement reserve has not been funded at required levels. At December 31, 2003 real estate taxes were delinquent for the years 2001-2003 in the amount of $85,416. In February 2004, Rural Development (RD) agreed to voucher the 2001 and 2002 unpaid taxes. The 2003 taxes were paid from property operations. In an effort to make the property financially solvent, Rural Development has agreed to re-amortize the total loan amount thus easing the burden on the property for all outstanding balances due. The re-amortization was completed in September 2005. The annual cost savings that will be realized by the Partnership totals approximately $20,000. Management has also requested additional Rental Assistance, and a rent increase of $30 per unit. Management intends on utilizing the savings to fully fund the replacement reserve account, and to begin to do some much needed capital improvements. The Operating Partnership is faced with deferred maintenance issues. There is evidence of damage to some of the concrete patios, which are washing out, as there are no gutters to divert the rainfall. There is a drainage problem at the base of the driveways. The kitchen counters and cabinets are old. The property is experiencing problems with the cracking of water pipes. The pipes are apparently buried only 5 inches below the surface. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes, and was able to pay the 2004 taxes in November 2004. The Operating General Partner has expressed a desire to withdraw from the Partnership. The Investment General Partner is in the process of drafting documentation to install a new Operating General Partner in the Partnership. It is anticipated that this transaction will be complete prior to year-end. The Investment General Partner continues to monitor the situation.

Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The original developer/general partner is still in place and continues to fund the operating deficits. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems that have plagued the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. The Operating General Partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. As a result, occupancy for the third quarter of 2005 was 90%. The management company has implemented expense controls and has worked to decrease payables. The property also refinanced at the beginning of September and was able to pay some expenses from the proceeds of the refinance. The property is now reporting positive cash flow. Current tenant files are being audited for tax credit compliance standards and past 8823s are being reviewed to determine if any corrections can be made.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the ILPs received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the ILP's interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. In September 2005 additional sales proceeds of $83,365 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $19,460 to Series 12, $6,551 to Series 14, $29,869 to Series 15, and $27,485 to Series 17, and were recorded as a gain in the quarter ended September 30, 2005. These proceeds will be retained by the ILP to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the disposition fee.

Deerwood Village Limited Partnership (Deerwood Village) is a 20-unit project in Adrian, GA. During 2004, the property's operations suffered high operating expenses that were well above the state average. Operating expenses totaled $3,465 per unit, compared to the IREM regional average of $2,844. The Debt Service Coverage Ratio for 2004 was 0.7. Due to the operating expense burden, the partnership depleted much of its replacement reserves. During the first three-quarters of 2005, operating expenses were reduced to an annualized amount of $2,747 per unit, which is well within the normal range and comparable to the state average. This has significantly improved the property's cash flow for the second quarter 2005. During the first quarter, occupancy averaged 98% and the project was 100% occupied throughout the second and third quarter. Improved occupancy has resulted in increased rental income of approximately $5,000. Strong operations in 2005 have enabled the partnership to make additional reserve deposits in an attempt to bring the replacement reserve current by the end of 2005. If they are successful and the partnership continues to break even in the fourth quarter, the fund will no longer provide special disclosure on this partnership.

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

Shawnee Housing (Village West South V) is a 50 unit family apartment complex located in Topeka, Kansas. The property has benefited from high occupancy with 2004 reporting 95%. At the end of the third quarter 2005 occupancy was reported at 97%. The property suffers from a high interest rate on the permanent mortgage. Debt services at the subject property adversely effect the property's overall operations. The property is locked into a permanent fixed rate until June 1, 2008 and is unable to refinance prior to that date. The property staff is taking steps to cut expenditures at the property, which are already within or below state averages, in an effort to bring the property to a breakeven status in 2005 and 2006. Despite an expired guarantee, the General Partner continues to fund deficits at the property.

Series 18

As of September 30, 2005 and 2004 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at September 30, 2005, all of which were at 100% qualified occupancy.

For the period ended September 30, 2005 and 2004, Series 18 reflects net loss from Operating Partnerships of $(873,159) and $(1,012,060), respectively, which includes depreciation and amortization of $1,298,650 and $1,304,828, respectively.

Series 18 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr., or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. Lockport Elderly Apts sustained major damage to shingles, roof vents and had water damage resulting from Hurricane Rita and Katrina. Natchitoches Elderly Apts sustained minor damage to building gutters resulting from Hurricane Rita. The General Partner is in the process of completing all insurance claims. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

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

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64 unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Historically the property has operated with high occupancy ranging in mid 90% and above break even. However, in 2004 average occupancy declined to 85% and resulted in cash expended of $35,000, which was funded by increasing payables by $43,000. Occupancy levels through the third quarter of 2005 average 83%. The Operating General Partner has stated the market in Grand Rapids has been very soft since the beginning of 2004. The management company is focusing on ways to improve occupancy. The management company has increased their outreach marketing effort by hiring consultants to implement a new sales program. The management company is also offering $126/month off scheduled rents, and $1 security deposits if prospective tenants move in within two weeks of application. The site manager is also authorized to offer 1 month free rent to close a deal. The current rent concessions make the one-bedroom units very competitive in the market place, which historically have commanded higher rents than older competing properties.

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 96% through 2004. Based on the most recent information received occupancy has decreased to an average of 89% as of September 2005. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. Average occupancy through August 2005 was 85%. The financial reports through August show below break-even operations; however, this is due to a large mortgage interest payment paid in April 2005, based on the previous year's cash flow. If not for this payment, the property would be generating cash. The payables and accrued expenses from prior years are slowly being paid down; however, these accounts still have high balances. Previously, the property was delinquent in their water, sewer, and real estate payments to the City of Boston and had not consistently met the terms of the established payment agreement; however payments through the third quarter of 2005 are current. The Boston Housing Authority must provide and approve applicants prior to move-in, which is a slow process, taking several weeks to months. These delays have affected occupancy. Management has been in discussions with the (BHA) in an effort to reduce vacancy losses and improve the timing of subsidy payments. Some improvement has been seen in the subsidy receivables; however, Management is still working with the BHA regarding improving application turnover time. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The Operating General Partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development in Naples, Florida. The Management Company is a related entity to the Operating General Partner. In late 2004, the Operating General Partner discovered mismanagement at the site level and took immediate steps to cure, including staffing changes. During this process, it was discovered that the tax credit files were being inadequately kept. The Investment General Partner dispatched its compliance department to conduct a full audit on all files, issuing a detailed report to the Operating General Partner. The Operating General Partner subsequently hired a third-party tax credit compliance consultant to assist in the correction of all non-compliance issues. The Investment General Partner has closely monitored the progress of this issue and all non-compliance issues have been addressed by the Florida housing agency's deadline of April 30, 2005. The compliance consultant will continue to review the property's files bi-annually for the next two years. The property has maintained strong occupancy for the past twelve months and has generated over $100,000 in cash in 2005. Provided that operations remain stable, the Fund will no longer provide special disclosure on this partnership.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. Occupancy improved to 100% in the third quarter of 2005; however, the property is still expending cash due to low occupancy in the first quarter and high unit turnover costs in the second quarter. In addition, the commercial spaces were vacant for most of 2004 and the first two quarters of 2005 because the City of Chelsea delayed issuing Building Permits due to outstanding trash violation fees. The Operating General Partner has paid these charges, the City has released the Building Permits for those spaces, and as of September 1, 2005 three of the four spaces are occupied and the fourth is being built out for the future commercial tenant. For each month, July and August, the financial reports show positive cash flow as a result of occupancy of these commercial spaces. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to time and amount.

Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. Average occupancy through August 2005 was 89%. The property is still expending cash due to low occupancy in the first quarter and significant groundwork and unit turnover performed in the second and third quarters. Occupancy improved over the second and third quarters and Management appears to be working diligently to turn units as they come available. The Investment General Partner will continue to monitor occupancy and operations closely until operations has stabilized.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Credit delivery began in 1993 and continued through 2003. The property operated below breakeven in 2005. The property expended cash due to high debt service (specifically high interest rate of 10.5%) and high operating expenses. The average occupancy for 2004 was 92% and has improved to 100% in 2005. The Investment General Partner has suggested the Operating General Partner investigate refinancing the property. The Operating General Partner continues to fund operating deficits.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 85% for 2004. Occupancy in 2005 started out strong and averaged 99% for the first quarter. However, occupancy levels have been decreasing slowly and averaged 70% for the third quarter and 84% year to date through the third quarter 2005. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits. The mortgage, trade payables, property taxes, and insurance are current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72-unit property located in Macedon, NY. The property has historically operated below breakeven. The problem has been attributed to high operating expenses and historically low occupancy. New management has been effective in their marketing efforts, and their ability to identify a pool of qualified tenants. As a result, occupancy has increased to 96% through the third quarter of 2005. They also have established a waitlist of qualified tenants. Rent collections have improved, and receivables have been significantly reduced. Management has stopped offering rent concessions. The current focus of management is on controlling operating expenses. They have reduced the number of full time leasing staff, and are doing more maintenance in house. The only services currently contracted out are snow removal and carpet cleaning and they are considering having maintenance perform the snow removal and icing this winter. The Operating General Partner has funded prior years operating shortfalls. The mortgage, trade payables, and taxes are all current. The property will continue to be monitored until operations stabilize.

Humboldt I, L.P. (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property is operating below breakeven due to steadily decreasing occupancy and rental revenues. Occupancy averaged 82.5% in 2004 and is currently at 85% as of September 2005. Management is advertising in local newspapers and through outreach with various housing programs. The challenges cited by Management include the inability to rent to full time students, problem tenants that required eviction and limitations due to the state of the local economy. The property is operating under a workout plan approved by Rural Development. The Investment General Partner will continue to closely monitor the property until occupancy improves and operations stabilize.

Series 19

As of September 30, 2005 and 2004 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at September 30, 2005, all of which were at 100% qualified occupancy.

For the period ended September 30, 2005 and 2004, Series 19 reflects net loss from Operating Partnerships of $(759,276) and $(945,125), respectively, which includes depreciation and amortization of $1,388,095 and $1,597,767, respectively.

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

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri has historically operated below breakeven as a result of low occupancy and reduced rent levels. Occupancy at the property averaged 87% in 2004. The primary problem is that Carrolton, Missouri, has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. The property has also suffered from a poor reputation in the community. After the Operating General Partner interests were transferred to a non-profit agency in October 2004, management also changed. When the new management took over, they found numerous non-paying residents who they had to evict. After this round of evictions, occupancy dropped and management has not been able to re-lease the units. Occupancy averaged 74% through the third quarter of 2005. Cohen Esrey, the current manager has stepped in as Operating General Partner. Upon the transfer of General Partner interest, the lender provided the property with grants for capital improvement needs. The new Operating General Partner has also proposed a name change in an effort to distance the property from its reputation. Management is currently offering one month free rent as well as one-month free rent for resident referrals. They have expanded their outreach and advertising to attract potential residents from bordering communities. Upon transfer to the non-profit Operating General Partner, the mortgage became a cash flow only mortgage, which has helped in significantly reducing the negative cash flow. The mortgage will continue to be a cash flow only mortgage. The taxes, mortgage and insurance are all current.

Jeremy Associates L.P. (Coopers Crossing Apartments) a 93-unit family development located in Las Colinas, Texas operated below breakeven during 2003. Average occupancy through year-end 2004 was 88.6%. Marketing and advertising campaigns have been successful at this property. Average occupancy through the third quarter of 2005 was 96%. Occupancy has been higher due to victims of hurricane Katrina coming to reside at the property.

The property also experiences high operating costs attributed to foundation and stress cracks identified in an engineers report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at a total cost of $23,140. Metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

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

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The Munford area has experienced severe economic decline due to loss of industry and job prospects. This has resulted in an outflow of prospective residents from the area. Consequently, the property has struggled with occupancy. Management has been unable to maintain projected rent levels and has had to offer concessions in order to lease apartments. Occupancy averaged 87% for the year 2004, resulting in Debt Coverage Service Ratio of 0.30. A newly hired manager has aggressively marketed the property in 2005; as a result, occupancy for the first quarter of 2005 averaged 90%, climbing to 96% in the second quarter and for two months of the third quarter. In September, occupancy fell to 88% due to annual lease turnover. Management does not anticipate difficulty in re-leasing these apartments. Rental income for the property is higher due to the reduction in vacancy, however economic occupancy remains lower than originally projected. At current rent levels with current concessions, the partnership will be unable to break even with a 100% physical occupancy. The Investment General Partner is working with management to reduce real estate tax expense, but the partnership would need to achieve higher rents and reduce concessions to improve the economic outlook for the property. The Operating General Partner has an operating deficit guarantee for Munford Village, Ltd., that is unlimited in time and amount. The property's compliance period ends in 2009.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 21, 2005	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 21, 2005	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 21, 2005	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal