Form 10-Q
period 2005-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2006-02-21
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2005

                                             or

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

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

FOR THE QUARTER ENDED December 31,2005

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

Changes in Partners Capital Series 16 23

Changes in Partners Capital Series 17 24

Changes in Partners Capital Series 18 24

Changes in Partners Capital Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2005

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 42

Combined Statements Series 16 43

Combined Statements Series 17 44

Combined Statements Series 18 45

Combined Statements Series 19 46

Liquidity 47

Capital Resources 48

Results of Operations 49

Critical Accounting Policies 66

Quantitative and Qualitative 68

Controls and Procedures 68

Part II Other Information 69

SIGNATURES 70

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 18,034,874	$ 21,243,365

OTHER ASSETS

Cash and cash equivalents	3,173,816	3,776,197
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	874,540	913,828
Other assets	1,476,014	1,455,952
	$ 23,760,353	$ 27,590,451

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	23,028,855	21,838,219
Capital contributions payable	162,519	163,019
	23,192,519	22,002,383

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	2,450,493	7,420,525
General Partner	(1,882,659)	(1,832,457)
	567,834	5,588,068
	$ 23,760,353	$ 27,590,451

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,097,914	$ 1,479,898

OTHER ASSETS

Cash and cash equivalents	1,310,073	1,637,682
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	128,176	133,915
Other assets	36,249	21,368
	$ 2,572,412	$ 3,272,863

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,550,328	5,500,694
Capital contributions payable	4,208	4,208
	5,555,681	5,506,047

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(2,621,841)	(1,879,257)
General Partner	(361,428)	(353,927)
	(2,983,269)	(2,233,184)
	$ 2,572,412	$ 3,272,863

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 4,279,429	$ 4,684,946

OTHER ASSETS

Cash and cash equivalents	349,997	386,390
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	177,552	185,502
Other assets	110,860	110,860
	$ 4,917,838	$ 5,367,698

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,172,929	5,678,945
Capital contributions payable	71,862	72,362
	6,244,791	5,751,307

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(847,075)	86,836
General Partner	(479,878)	(470,445)

	(1,326,953)	(383,609)
	$ 4,917,838	$ 5,367,698

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 4,332,866	$ 4,891,801

OTHER ASSETS

Cash and cash equivalents	1,246,723	1,549,157
Notes receivable	201,109	201,109
Deferred acquisition costs, net of accumulated amortization (Note B)	183,826	192,310
Other assets	1,239,147	1,233,966
	$ 7,203,671	$ 8,068,343

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,011,112	5,946,771
Capital contributions payable	67,895	67,895
	6,079,007	6,014,666

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	1,542,849	2,462,572
General Partner	(418,185)	(408,895)
	1,124,664	2,053,677
	$ 7,203,671	$ 8,068,343

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,371,524	$ 1,935,611

OTHER ASSETS

Cash and cash equivalents	76,147	71,958
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	140,549	146,843
Other assets	88,604	88,604
	$ 1,676,824	$ 2,243,016

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,481,310	3,182,144
Capital contributions payable	18,554	18,554
	3,499,864	3,200,698

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(1,494,582)	(637,878)
General Partner	(328,458)	(319,804)
	(1,823,040)	(957,682)
	$ 1,676,824	$ 2,243,016

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2005 (Unaudited)	March 31, 2005 (Unaudited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 6,953,141	$ 8,251,109

OTHER ASSETS

Cash and cash equivalents	190,876	131,010
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	244,437	255,258
Other assets	1,154	1,154
	$ 7,389,608	$ 8,638,531

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,813,176	1,529,665
Capital contributions payable	-	-
	1,813,176	1,529,665

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	5,871,142	7,388,252
General Partner	(294,710)	(279,386)
	5,576,432	7,108,866
	$ 7,389,608	$ 8,638,531

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2005		2004

Income
Interest income	$ 4,528		$ 1,858
Other income	349		343
	4,877		2,201

Share of loss from Operating Partnerships(Note D)	(1,095,464)	*	(1,548,450)

Expenses
Professional fees	24,655		6,663
Fund management fee (Note C)	566,013		596,572
Amortization	13,096		17,188
General and administrative expenses	42,154		28,344
	645,918		648,767

NET LOSS	$ (1,736,505)		$(2,195,016)

Net loss allocated to limited partners	$ (1,719,140)		$(2,173,067)

Net loss allocated to general partner	$ (17,365)		$ (21,949)

Net loss per BAC	$ (.08)		$ (.10)

* Includes gain on sale of operating limited partnership of $5,631 for Series 15 and $5,181 for Series 17 respectively.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2005		2004

Income
Interest income	$ 1,673		$ 446
Other income	6		-
	1,679		446

Share of loss from Operating Partnerships(Note D)	(128,666)	*	(109,778)

Expenses
Professional fees	3,911		444
Fund management fee	109,050		131,865
Amortization	1,913		2,628
General and administrative expenses	8,368		5,280
	123,242		140,217

NET LOSS	$ (250,229)		$ (249,549)

Net loss allocated to limited partners	$ (247,727)		$ (247,054)

Net loss allocated to general partner	$ (2,502)		$ (2,495)

Net loss per BAC	$ (.06)		$ (.06)

* Includes gain on sale of operating limited partnership of $5,631.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2005	2004

Income
Interest income	$ 801	$ 622
Other income	5	5
	806	627

Share of loss from Operating Partnerships(Note D)	(76,205)	(429,873)

Expenses
Professional fees	3,793	452
Fund management fee	159,215	146,060
Amortization	2,650	4,213
General and administrative expenses	9,805	7,263
	175,463	157,988

NET LOSS	$ (250,862)	$ (587,234)

Net loss allocated to limited partners	$ (248,353)	$ (581,362)

Net loss allocated to general partner	$ (2,509)	$ (5,872)

Net loss per BAC	$ (.05)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2005		2004

Income
Interest income	$ 1,581		$ 467
Other income	-		-
	1,581		467

Share of loss from Operating Partnerships(Note D)	(127,368)	*	(259,679)

Expenses
Professional fees	3,453		448
Fund management fee	107,114		137,127
Amortization	2,828		3,887
General and administrative expenses	8,839		6,212
	122,234		147,674

NET LOSS	$ (248,021)		$ (406,886)

Net loss allocated to limited partners	$ (245,541)		$ (402,817)

Net loss allocated to general partner	$ (2,480)		$ (4,069)

Net loss per BAC	$ (.05)		$ (.08)

* Includes gain on sale of operating limited partnership of $5,181.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2005	2004

Income
Interest Income	$ 148	$ 94
Other income	338	338
	486	432

Share of loss from Operating Partnerships(Note D)	(180,379)	(342,931)

Expenses
Professional fees	3,625	3,262
Fund management fee	89,795	80,933
Amortization	2,098	2,853
General and administrative expenses	7,376	4,465
	102,894	91,513

NET LOSS	$ (282,787)	$ (434,012)

Net loss allocated to limited partners	$ (279,959)	$ (429,672)

Net loss allocated to general partner	$ (2,828)	$ (4,340)

Net loss per BAC	$ (.08)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2005	2004

Income
Interest income	$ 325	$ 229
Other income	-	-
	325	229

Share of loss from Operating Partnerships(Note D)	(582,846)	(406,189)

Expenses
Professional fees	9,873	2,057
Fund management fee	100,839	100,587
Amortization	3,607	3,607
General and administrative expenses	7,766	5,124
	122,085	111,375

NET LOSS	$ (704,606)	$ (517,335)

Net loss allocated to limited partners	$ (697,560)	$ (512,162)

Net loss allocated to general partner	$ (7,046)	$ (5,173)

Net loss per BAC	$ (.17)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2005		2004

Income
Interest income	$ 13,363		$ 5,935
Other income	26,329		9,775
	39,692		15,710

Share of loss from Operating Partnerships(Note D)	(3,057,381)	*	(5,001,214)

Expenses
Professional fees	224,013		184,969
Fund management fee (Note C)	1,663,053		1,662,084
Amortization	39,287		51,565
General and administrative expenses	76,192		73,623
	2,002,545		1,972,241

NET LOSS	$(5,020,234)		$(6,957,745)

Net loss allocated to limited partners	$(4,970,032)		$(6,888,168)

Net loss allocated to general partner	$ (50,202)		$ (69,577)

Net loss per BAC	$ (.23)		$ (.32)

* Includes gain on sale of operating limited partnership of $36,295 for Series 15 and $32,666 for Series 17 respectively.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2005		2004

Income
Interest income	$ 4,968		$ 1,597
Other income	175		6,194
	5,143		7,791

Share of loss from Operating Partnerships(Note D)	(345,689)	*	(295,942)

Expenses
Professional fees	54,420		41,326
Fund management fee	334,438		357,415
Amortization	5,739		7,884
General and administrative expenses	14,942		14,538
	409,539		421,163

NET LOSS	$ (750,085)		$ (709,314)

Net loss allocated to limited partners	$ (742,584)		$ (702,221)

Net loss allocated to general partner	$ (7,501)		$ (7,093)

Net loss per BAC	$ (.19)		$ (.18)

* Includes gain on sale of operating limited partnership of $36,295.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2005	2004

Income
Interest income	$ 2,331	$ 1,845
Other income	2,416	2,032
	4,747	3,877

Share of loss from Operating Partnerships(Note D)	(399,667)	(1,618,611)

Expenses
Professional fees	51,207	40,899
Fund management fee	471,493	458,279
Amortization	7,950	12,638
General and administrative expenses	17,774	17,362
	548,424	529,178

NET LOSS	$ (943,344)	$(2,143,912)

Net loss allocated to limited partners	$ (933,911)	$(2,122,473)

Net loss allocated to general partner	$ (9,433)	$ (21,439)

Net loss per BAC	$ (.17)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2005		2004

Income
Interest income	$ 4,672		$ 1,385
Other income	4,103		1,197
	8,775		2,582

Share of loss from Operating Partnerships(Note D)	(525,099)	*	(633,993)

Expenses
Professional fees	43,187		32,920
Fund management fee	344,492		334,796
Amortization	8,484		11,662
General and administrative expenses	16,526		15,827
	412,689		395,205

NET LOSS	$ (929,013)		$(1,026,616)

Net loss allocated to limited partners	$ (919,723)		$(1,016,350)

Net loss allocated to general partner	$ (9,290)		$ (10,266)

Net loss per BAC	$ (.19)		$ (.21)

* Includes gain on sale of operating limited partnership of $32,666.

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2005	2004

Income
Interest Income	$ 443	$ 424
Other income	10,751	352
	11,194	776

Share of loss from Operating Partnerships(Note D)	(561,819)	(1,175,233)

Expenses
Professional fees	34,697	44,761
Fund management fee	260,908	263,721
Amortization	6,293	8,560
General and administrative expenses	12,835	12,593
	314,733	329,635

NET LOSS	$ (865,358)	$(1,504,092)

Net loss allocated to limited partners	$ (856,704)	$(1,489,051)

Net loss allocated to general partner	$ (8,654)	$ (15,041)

Net loss per BAC	$ (.24)	$ (.42)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2005	2004

Income
Interest income	$ 949	$ 684
Other income	8,884	-
	9,833	684

Share of loss from Operating Partnerships(Note D)	(1,225,107)	(1,277,435)

Expenses
Professional fees	40,502	25,063
Fund management fee	251,722	247,873
Amortization	10,821	10,821
General and administrative expenses	14,115	13,303
	317,160	297,060

NET LOSS	$(1,532,434)	$(1,573,811)

Net loss allocated to limited partners	$(1,517,110)	$(1,558,073)

Net loss allocated to general partner	$ (15,324)	$ (15,738)

Net loss per BAC	$ (.38)	$ (.39)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine months Ended December 31, 2005

(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2005	$ 7,420,525	$ (1,832,457)	$ 5,588,068

Distribution	-	-	-

Net income (loss)	(4,970,032)	(50,202)	(5,020,234)

Partners' capital (deficit), December 31, 2005	$ 2,450,493	$ (1,882,659)	$ 567,834

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2005	$ (1,879,257)	$ (353,927)	$ (2,233,184)

Distribution	-	-	-

Net income (loss)	(742,584)	(7,501)	(750,085)

Partners' capital (deficit) December 31, 2005	$ (2,621,841)	$ (361,428)	$ (2,983,269)

Series 16
Partners' capital (deficit) April 1, 2005	$ 86,836	$ (470,445)	$ (383,609)

Distribution	-	-	-

Net income (loss)	(933,911)	(9,433)	(943,344)

Partners' capital (deficit) December 31, 2005	$ (847,075)	$ (479,878)	$ (1,326,953)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2005	$ 2,462,572	$ (408,895)	$ 2,053,677

Distribution	-	-	-

Net income (loss)	(919,723)	(9,290)	(929,013)

Partners' capital (deficit) December 31, 2005	$ 1,542,849	$ (418,185)	$ 1,124,664

Series 18
Partners' capital (deficit) April 1, 2005	$ (637,878)	$ (319,804)	$ (957,682)

Distribution	-	-	-

Net income (loss)	(856,704)	(8,654)	(865,358)

Partners' capital (deficit), December 31, 2005	$(1,494,582)	$ (328,458)	$(1,823,040)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2005
(Unaudited)

	Limited Partners	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2005	$ 7,388,252	$ (279,386)	$ 7,108,866

Distribution	-	-	-

Net income (loss)	(1,517,110)	(15,324)	(1,532,434)

Partners' capital (deficit), December 31, 2005	$ 5,871,142	$ (294,710)	$ 5,576,432

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004
Cash flows from operating activities:

Net Loss	$(5,020,234)	$(6,957,745)
Adjustments
Distributions from Operating Partnerships	82,150	63,957
Amortization	39,287	51,565
Share of Loss from Operating Partnerships	3,057,381	5,001,214
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(20,062)	(56,543)
(Decrease) Increase in accounts payable affiliates	1,190,636	1,941,009

Net cash (used in) provided by operating activities	(670,842)	43,457

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(500)	(13,500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	68,961	-

Net cash (used in) provided by investing activities	68,461	(13,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	(132,333)

Net cash (used in) provided by financing activity	-	(132,333)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(602,381)	(102,376)

Cash and cash equivalents, beginning	3,776,197	1,162,053

Cash and cash equivalents, ending	$ 3,173,816	$ 1,059,677

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2005	2004
Cash flows from operating activities:

Net Loss	$ (750,085)	$ (709,314)
Adjustments
Distributions from Operating Partnerships	-	252
Amortization	5,739	7,884
Share of Loss from Operating Partnerships	345,689	295,942
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(14,881)	-
(Decrease) Increase in accounts payable affiliates	49,634	409,097

Net cash (used in) provided by operating activities	(363,904)	3,861

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(12,000)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	36,295	-

Net cash (used in) provided by investing activities	36,295	(12,000)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	(107,567)

Net cash (used in) provided by financing activity	-	(107,567)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(327,609)	(115,706)

Cash and cash equivalents, beginning	1,637,682	346,593

Cash and cash equivalents, ending	$ 1,310,073	$ 230,887

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2005	2004
Cash flows from operating activities:

Net Loss	$ (943,344)	$ (2,143,912)
Adjustments
Distributions from Operating Partnerships	5,850	52,093
Amortization	7,950	12,638
Share of Loss from Operating Partnerships	399,667	1,618,611
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	493,984	518,984

Net cash (used in) provided by operating activities	(35,893)	58,414

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(500)	(1,500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	(500)	(1,500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,393)	56,914

Cash and cash equivalents, beginning	386,390	309,833

Cash and cash equivalents, ending	$ 349,997	$ 366,747

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2005	2004
Cash flows from operating activities:

Net Loss	$ (929,013)	$ (1,026,616)
Adjustments
Distributions from Operating Partnerships	1,170	10,711
Amortization	8,484	11,662
Share of Loss from Operating Partnerships	525,099	633,993
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(5,181)	-
(Decrease) Increase in accounts payable affiliates	64,341	417,956

Net cash (used in) provided by operating activities	(335,100)	47,706

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	32,666	-

Net cash (used in) provided by investing activities	32,666	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	(24,766)

Net cash (used in) provided by financing activity	-	(24,766)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(302,434)	22,940

Cash and cash equivalents, beginning	1,549,157	243,300

Cash and cash equivalents, ending	$ 1,246,723	$ 266,240

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2005	2004
Cash flows from operating activities:

Net Loss	$ (865,358)	$(1,504,092)
Adjustments
Distributions from Operating Partnerships	2,269	836
Amortization	6,293	8,560
Share of Loss from Operating Partnerships	561,819	1,175,233
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	(56,543)
(Decrease) Increase in accounts payable affiliates	299,166	286,461

Net cash (used in) provided by operating activities	4,189	(89,545)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,189	(89,545)

Cash and cash equivalents, beginning	71,958	138,631

Cash and cash equivalents, ending	$ 76,147	$ 49,086

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2005	2004
Cash flows from operating activities:

Net Loss	$(1,532,434)	$(1,573,811)
Adjustments
Distributions from Operating Partnerships	72,861	65
Amortization	10,821	10,821
Share of Loss from Operating Partnerships	1,225,107	1,277,435
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	283,511	308,511

Net cash (used in) provided by operating activities	59,866	23,021

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2005	2004

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,866	23,021

Cash and cash equivalents, beginning	131,010	123,696

Cash and cash equivalents, ending	$ 190,876	$ 146,717

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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
December 31, 2005

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2005 and for the three and nine months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2005 the Fund has accumulated unallocated acquisition amortization totaling $1,018,799.  The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 2005 and 2004 is as follows:

	2005	2004

Series 15	$ 160,994	$102,588
Series 16	285,879	164,297
Series 17	243,924	159,514
Series 18	174,390	111,409
Series 19	153,612	139,184
	$1,018,799	$676,992

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management LP, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended December 31, 2005 and 2004 are as follows:

	2005	2004

Series 15	$ 99,878	$136,365
Series 16	147,995	172,995
Series 17	104,781	140,355
Series 18	95,487	95,487
Series 19	77,837	102,837
	$525,978	$648,039

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2005

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2005 and 2004, the Fund had limited partnership interests in 237 and 239 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2005 and 2004 is as follows:

	2005	2004
Series 15	66	67
Series 16	64	64
Series 17	47	48
Series 18	34	34
Series 19	26	26
	237	239

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2005 and 2004 are as follows:

	2005	2004

Series 15	$ 4,208	$ 4,206
Series 16	71,862	72,362
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	24,000
	$162,519	$187,017

The Funds fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2005.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2005	2004

Revenues
Rental	$ 7,894,875	$ 8,504,454
Interest and other	292,271	375,739

	8,187,146	8,880,193

Expenses
Interest	1,835,583	2,102,115
Depreciation and amortization	2,655,340	2,649,386
Operating expenses	5,623,351	5,625,878
	10,114,274	10,377,379

NET LOSS	$(1,927,128)	$ (1,497,186)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (381,984)	$ (295,942)

Net loss allocated to other Partners	$ (19,271)	$ (14,972)

Net loss suspended	$(1,525,873)	$ (1,186,272)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2005	2004

Revenues
Rental	$ 10,734,443	$ 10,565,283
Interest and other	586,982	447,873

	11,321,425	11,013,156

Expenses
Interest	2,495,628	2,554,022
Depreciation and amortization	3,321,578	3,284,533
Operating expenses	7,223,406	7,254,795
	13,040,612	13,093,350

NET LOSS	$ (1,719,187)	$ (2,080,194)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (399,667)	$ (1,618,611)

Net loss allocated to other Partners	$ (17,192)	$ (20,802)

Net loss suspended	$ (1,302,328)	$ (440,781)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2005	2004

Revenues
Rental	$ 9,697,110	$ 10,186,748
Interest and other	275,499	310,720

	9,972,609	10,497,468

Expenses
Interest	2,233,137	2,586,881
Depreciation and amortization	2,665,803	2,739,846
Operating expenses	6,380,471	6,230,187
	11,279,411	11,556,914

NET LOSS	$ (1,306,802)	$ (1,059,446)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (557,765)	$ (633,993)

Net loss allocated to other Partners	$ (13,069)	$ (10,595)

Net loss suspended	$ (735,968)	$ (414,858)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2005	2004

Revenues
Rental	$ 5,712,525	$ 5,500,700
Interest and other	277,612	216,770

	5,990,137	5,717,470

Expenses
Interest	1,327,028	1,353,365
Depreciation and amortization	2,012,255	1,957,512
Operating expenses	3,965,718	3,865,352
	7,305,001	7,176,229

NET LOSS	$ (1,314,864)	$ (1,458,759)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (561,819)	$ (1,175,233)

Net loss allocated to other Partners	$ (13,149)	$ (14,588)

Net loss suspended	$ (739,896)	$ (268,938)

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
December 31, 2005
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2005	2004

Revenues
Rental	$ 7,470,024	$ 7,727,803
Interest and other	330,534	289,973

	7,800,558	8,017,776

Expenses
Interest	2,349,157	2,425,220
Depreciation and amortization	2,097,164	2,299,849
Operating expenses	4,758,445	4,663,010
	9,204,766	9,388,079

NET LOSS	$ (1,404,208)	$ (1,370,303)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.	$ (1,225,107)	$ (1,277,435)

Net loss allocated to other Partners	$ (14,042)	$ (13,703)

Net loss suspended	$ (165,059)	$ (79,165)

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
December 31, 2005
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2005 were $525,978 and total fund management fees accrued as of December 31, 2005 were $22,320,322. Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy such liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2005, an affiliate of the general partner advanced a total of $708,533 to the Partnership to pay certain operating expenses of the Partnership, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $6,359 was advanced during the quarter ended December 31, 2005. Below is a summary, by series, of the total advances made to date.

2005
Series 17	$635,362
Series 18	73,171
$708,533

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 66 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in two of the Operating Partnerships.

During the quarter ended December 31, 2005, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $4,208 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2005.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774.

During the quarter ended December 31, 2005, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $71,862 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2005.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 47 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in two of the Operating Partnerships.

During the quarter ended December 31, 2005, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of December 31, 2005. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 operating Partnerships in the amount of $26,442,202.

During the quarter ended December 31, 2005, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 2005.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended December 31, 2005, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2005.

Results of Operations

As of December 31, 2005 and 2004 the Fund held limited partnership interests in 237 and 239 Operating Partnerships, respectively.  In each instance the Apartment Complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to hereinafter as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of certain asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred, net of reporting fees received, for the quarter ended December 31, 2005 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $109,050, $159,215, $107,114, $89,795, and $100,839 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2005 and 2004, the average qualified occupancy for the series was 99.9%.  The series had a total of 66 properties December 31, 2005. Out of the total 65 were at 100% qualified occupancy.

For the period ended December 31, 2005 and 2004, Series 15 reflects net loss from Operating Partnerships of $(1,927,128) and $(1,497,186), respectively, which includes depreciation and amortization of $2,655,340 and $2,649,386, respectively.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and, to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received $1,240,404 and $107,565, for Series 3 and Series 15, respectively was distributed to the investors in July 2004. This represented a per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the ILP share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, the gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager and advertising in local publications. Despite these efforts, operations remain below breakeven. Average occupancy for the fourth quarter of 2005 was 70% (down from 78% in the previous quarter) and physical occupancy at the end of the fourth quarter was 71%. The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four-year loan with the first two years requiring monthly interest payments only. In early 2005, the Operating General Partner requested that the Investor Limited Partner assists in funding operating deficits through the end of the compliance period which occur in 2007. The Investor Limited Partner agreed to advance funds over time in quarterly amounts equal to 25% of the operating deficit up to $25,000 through the end of the compliance period. The Investment Limited Partner advanced $7,750 to the property during the fourth quarter of 2005. Total advances from the Investment Limited Partner for 2005 were $9,250.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Average physical occupancy in 2004 was 80%. Despite low occupancy in 2004, the property operated above breakeven with a Debt Service Coverage Ratio (DSCR) of 1.10. In 2005, occupancy was 83%; however, the property is operating above breakeven, generating approximately $4,000 of cash. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. In January 2004, to enhance revenue, Rural Development allowed management to increase rental rates from $450 to $510 for one bedroom apartments and from $500 to $560 for two bedroom apartments. The property can support rental increases because the residents only pay 30% of their monthly income with the rest covered by rental assistance. The mortgage, taxes, insurance and payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Although it is located within the Hurricane Rita affected area; the property did not suffer any damages. Instead, some residents displaced from the southern part of the state evacuated to Livingston and are living at the property. USDA RD is providing temporary rental assistance, and it is expected to run until September 2006. To retain these evacuees as residents, the site manager referred them to agencies providing assistance with apartment furnishing, and to potential employment opportunities. Despite management's best efforts, most evacuees chose to return to their hometowns after a few months. Therefore, the fourth quarter occupancy averaged only 87%, lower than management's expectations. Despite the low occupancy, the property operated above breakeven in 2005 with a Debt Service Coverage Ratio (DSCR) of 1.18. This was due to lower maintenance expenses. The site manager decreased maintenance expenses by hiring a resident to do maintenance work at the property instead of hiring a contractor, which was more expensive. All taxes, insurance and mortgage payments are current. The Operating General Partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. The property received a Debt Service Coverage Ratio (DSCR) of .53 due to high debt service. Expenses remain stable and are $1,000 per unit less than the state average and occupancy for 2005 averaged 93% for the year and reached a high of 96% as of December 2005. The property benefits from a strong regional property manager and on site manager, a great design with unit updates, an on site children's playground and a strong preventative maintenance program. Management anticipated refinancing in the second quarter of 2006. The Operating General Partner, MRV, Inc. funded operating deficits in 2005 despite an expired guarantee and has stated that they will continue to fund any deficits.

Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit apartment complex for families located in Utica, OH. Average occupancy for the fourth quarter of 2005 was 72%, a decrease from 75% for the third quarter 2005. The property expended $7,305 in 2004, the un-audited expenditures for 2005 has decreased. The Operating General Partner continues to fund deficiencies despite an expired guarantee. The tax credit compliance period ends on December 31, 2009.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner's interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units. Rural Development is requiring that the project be rebuilt. The Operating General Partner received insurance proceeds for reconstruction in January 2005. The proceeds were less then the anticipated rebuilding costs, however the Operating General Partner has secured increased rental amounts per Rural Development so that the property can sustain the additional debt. A contractor has been selected to rebuild the property. The anticipated construction completion date is August 2006 well before the required completion date of October 2006. The Investment Limited Partner is currently negotiating the insertion of exit strategy language into the Partnership Agreement to allow for the sale of its interest in the partnership at the end of the compliance period, December 31, 2006.

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

Lake View Associates (Lake View Green Apartments) is a 24-unit property located in Lake View, SC. The compliance period for the property ends in 2007. Low occupancy, due to the lack of much needed rental assistance has hindered this property's performance. Occupancy, which averaged 88% in 2004, and dropped to 71% through the second quarter of 2005, has risen to 83% through the fourth quarter of 2005. Management is experiencing difficulty finding residents able to pay the rental rates currently necessary to sustain the property. Due to federal and state cutbacks, residents are not receiving the rental assistance payments that were expected when the property was originally underwritten. Current operating expense levels are in line with the state average. At current income levels it would be necessary to increase occupancy to 112% or decrease operating expenses by 11% to achieve breakeven operation. Financial statements through December of 2005 have been requested from management and are presently being prepared. Operations through November of 2005 yield a Debt Service Coverage Ratio (DSCR) of .51 and annualized cash expenditure of $394 per unit. The mortgage, taxes, insurance and payables are current. The Operating General Partner's obligation to fund operating deficits is unlimited in time and amount.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw residents. The property has had trouble competing with properties that receive rental assistance. As a result, the property has been forced to reduce rents to maintain occupancy. In 2005, the property's performance improved. The use of rental concessions increased physical occupancy to 97% during early 2005, but by the fourth quarter occupancy again dropped to 89%. Management is aggressively marketing all vacant apartments. The property has significantly minimized the operating deficit, and is projected to lose around $55/unit in 2005. Mortgage, taxes, insurance and payables to non-related entities are current. The Operating General Partner's Guarantee is unlimited in time and amount, with the compliance period for this property ending in 2007.

Series 16

As of December 31, 2005 and 2004, the average qualified occupancy for the series was 100%. The series had a total of 64 properties at December 31, 2005, all of which were at 100% qualified occupancy.

For the period ended December 31, 2005 and 2004, Series 16 reflects net loss from Operating Partnerships of $(1,719,187) and $(2,080,194), respectively, which includes depreciation and amortization of $3,321,578 and $3,284,533, respectively.

Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below break even due to low occupancy. Through the second quarter of 2005 physical occupancy was 55% and has decreased through the fourth quarter of 2005 to 45%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as updates to kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking and amenities such as washer/dryer hook-ups. The General Partner has taken the property management in-house with the objective of reducing operating expense. The mortgage and insurance are current; however the real estate taxes for 2003, 2004 and 2005 are past due. The Operating General Partner is working with the city to establish a payment plan. The General Partner continues to fund operating deficits.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2004 audited financial statement indicates operations above breakeven due to improvements in occupancy. As of December 31, 2005 average occupancy at the property is 89%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The Operating General Partner continues to monitor the Operating Partnership.

Mariner's Pointe is a 64-unit property located in Milwaukee, WI. This development is phase I of a II phase building. The Operating General Partner has notified the Investment Limited Partner that as of November 1, 2005 they are withdrawing as Operating General Partner. The Investment Limited Partner has taken over the Operating General Partner's interest. An interim management company has been retained and assumed management as of November 1, 2005. The Operating Partnership of Mariner's Pointe is currently in negotiations with a third party buyer to purchase the property and a sale is anticipated in the first or second quarter of 2006.

Mariner's Pointe II is a 52-unit property located in Milwaukee, WI. This development is phase II of a II phase building. The Operating General Partner has notified the Investment Limited Partner that as of November 1, 2005 they are withdrawing as Operating General Partner. The Investment Limited Partner has taken over the Operating General Partners' interest. An interim management company has been retained and assumed management as of November 1, 2005. The Operating Partnership of Mariner's Pointe II is currently in negotiations with a third party buyer to purchase the property and a sale is anticipated in the first or second quarter of 2006.

Mid City Associates (Mid City Apartments) is a 58-unit, scattered site family property located in Jersey City, NJ. The property operated with an average occupancy rate of 95% in 2004. Occupancy has continued to improve and averaged 99% in fourth quarter of 2005, 97% overall in 2005. The property is projected to have a positive cash flow in 2005 of about $24,000. The Operating General Partner indicated that he would continue to fund shortfalls if needed despite the expiration of the guarantee. The General Partner is currently filing an application to increase rents by 3%. If approved, this will increase revenues about $15,000 in 2006. The mortgage and taxes are current.

Summersville Estates (Summersville Estates Limited Partnership) is a 24-unit property located in Summersville, Missouri. Although average occupancy through the fourth quarter of 2005 was 76%, it rose to 83% in December. The low occupancy through most of 2005 was due to a lack of rent-ready units rather than a shortage of eligible applicants. In late 2004, the former site manager was not turning vacant units because Rural Development would not approve this use of reserve funds. A new manager, who also performs maintenance duties, was hired in December 2004. He has concentrated on getting the vacant units rent-ready, as operating funds become available and has successfully improved occupancy. The fourth quarter financial reports show that the property is generating cash and all vacant units are rent-ready. The Investment General Partner will continue to work with Management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Greenfield Properties (Greenfield Properties, L.P.) is a 20-unit property located in Greenfield, Missouri. Year to date average occupancy through the fourth quarter of 2005 was 84%; however, the property is generating cash. In 2004, the property was converted from elderly to family housing and has been competing with houses for rent at lower rates. In an effort to improve occupancy, Management is offering an incentive of a 27" television for signing a lease. As a result, occupancy for the month of December was up to 100%. The Investment General Partner will continue to work with Management on maintaining improved occupancy and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 82% for the year 2004. Based on the most recent information received occupancy has been consistent with the prior year through December 2005. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the fourth quarter of 2005. The management agent continues to market the available units by, working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

Davenport Housing Associates (Crystal Ridge Apartments) is a 126-unit family property located in Davenport, Iowa. Occupancy reflected an 82% rate at the end of the second quarter of 2005. Expenses per unit are currently below state averages. In the third quarter of 2005 the property was refinanced and is scheduled to produce positive cash flow in 2006. Provided that operations remain stable the fund will no longer provide special disclosure on this partnership.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. The Operating General Partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. While the property only had occupancy of 85% for the fourth quarter, it is generating cash. The property was able to refinance at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. Current tenant files have been audited for tax compliance standards; however, the results of this review have not yet been provided to the General Partner. Prior year 8823s continue to be reviewed to determine if issues can still be addressed.

Series 17

As of December 31, 2005 and 2004, the average qualified occupancy for the series was 99.7%.  The series had a total of 47 properties at December 31, 2005.  Out of the total 46 were at 100% qualified occupancy.

For the period ended December 31, 2005 and 2004, Series 17 reflects net loss from Operating Partnerships of $(1,306,802) and $(1,059,446), respectively, which includes depreciation and amortization of $2,665,806 and $2,739,846, respectively.

In an attempt to capitalize on the strong California real estate market the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III) after repayment of advances made to the Operating Partnership were $453,144 and $31,790, respectively. Of the proceeds received $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes but is not limited to due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the ILP's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the ILP investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded as of March 31 2004 by Series 3 and Series 17 of $406,422 and $3,109, respectively. The gains recorded represented the proceeds received by the ILP, net of their remaining investment balance and their share of the overhead and expense reimbursement.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. The average occupancy for 2004 was 79%, and increased in 2005 to 84% based on the most current information. The site manager stated the primary cause for the low occupancy was competition from home ownership due to low interest rates and low home values in the market area. Three affordable housing communities in this town all compete with each other. Management continues to offer incentive programs such as reduced rents of $100 per month for the first 6 months, and resident referrals are being implemented to raise occupancy. The Operating General Partner is expecting the occupancy to improve with the current marketing efforts. The Operating General Partner continues to fund operating deficits. The mortgage, real estate taxes and insurance are current.

Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy and significant deferred maintenance issues. Occupancy has improved during 2005, averaging 92% through the fourth quarter of 2005. The property is currently operating above breakeven due to reduced operating expenses, however the replacement reserve has not been funded at required levels. In September 2005, RD completed a re-amortization of the debt, combining the previously vouched taxes, thus easing the burden on the property for all outstanding loan balances due. The annual cost savings that will be realized by the Partnership totals approximately $20,000. With the savings Management intends to fully fund the replacement reserve account and to begin some needed capital improvements. In the proposed budget for 2006, management has requested additional Rental Assistance, and a rent increase of $30 per unit. The Operating Partnership is faced with deferred maintenance issues. There is evidence of damage to some of the concrete patios, which are washing out, as there are no gutters to divert the rainfall. There is a drainage problem at the base of the driveways. The kitchen counters and cabinets are old. The property is experiencing problems with the cracking of water pipes. The pipes are apparently buried only 5 inches below the surface. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes. The Operating General Partner has expressed a desire to withdraw from the Partnership. The Investment General Partner has drafted documentation to admit a new Operating General Partner in the Partnership. It is anticipated that this transaction will be complete early in 2006. The Investment General Partner continues to monitor the situation.

Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. The Operating General Partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. As a result, occupancy for the fourth quarter of 2005 was 90%. The management company has implemented expense controls and has worked to decrease payables. The property also refinanced at the beginning of September and was able to pay some expenses from the proceeds of the refinance. The property is now reporting positive cash flow. Current tenant files have been audited for tax credit compliance standards; however, the results of this review have not yet been provided to the General Partner. Past 8823s are being reviewed to determine if any corrections can be made.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner's interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement.

Henson Creek Manor Associates Limited Partnership (Henson Creek Manor) is a 105-unit development located in Fort Washington, MD. In December of 2004 a resident of the complex reported mold in windows of the unit. The insurance company was notified of the incident. Work orders were prepared for the maintenance staff to address moisture condensation and re-caulk the windows.  Inspection Connection was hired to inspect the unit in January 2005.  Their report confirmed high humidity levels and the presence of mold.  As of January 2006, there have been a number of engineers and architects who have inspected the mold damage and there is yet to be a resolution to the issue. During work to remove the mold, one of the contractors caused structural damage to the building causing three units to collapse. There were no injuries stemming from the collapse and the contractor's insurance company is covering the cost of repair. To date six units remain affected and vacant due to both the mold and structural damage. The Investment General Partner continues to monitor the situation.

Largo Center Apartments Limited Partnership (Largo Center Apartments) is a 100-unit development located in Largo, MD. On February 1, 2005, the property reported water damage to a unit. The water damage was caused when the resident hung a clothes hanger from the sprinkler head causing the head to burst. The fire department responded and no injuries were reported. The unit has been repaired and all costs have been covered by insurance and the claim has been closed. The property operated above breakeven in 2005 and maintained an average occupancy of 96%. As the flood damage has been resolved and operations remain stable the fund will no longer provide special disclosure on this partnership.

Shawnee Housing (Village West South V) is a 50-unit family apartment complex located in Topeka, Kansas. Occupancy in 2005 averaged 92% for the year and reached a high of 98% as of December 2005. The property is expected to have a Debt Service Coverage Ratio (DSCR) of 80% for 2005. The property suffers from a high interest rate on the permanent mortgage. Debt services at the subject property adversely effect the property's overall operations. The property is locked into a permanent fixed rate until June 1, 2008 and is unable to refinance prior to that date. The property staff is taking steps to cut expenditures at the property, which are already within state averages, in an effort to bring the property to a breakeven status in 2006. Despite an expired guarantee, the Operating General Partner continues to fund deficits at the property.

Series 18

As of December 31, 2005 and 2004 the average qualified occupancy for the series was 100%.  The series had a total of 34 properties at December 31, 2005, all of which were at 100% qualified occupancy.

For the period ended December 31, 2005 and 2004, Series 18 reflects net loss from Operating Partnerships of $(1,314,864) and $(1,458,759), respectively, which includes depreciation and amortization of $2,012,255 and $1,957,512, respectively.

Series 18 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr., or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. Lockport Elderly Apts sustained major damage to shingles, roof vents and had water damage resulting from Hurricane Rita and Katrina. Natchitoches Elderly Apts sustained minor damage to building gutters resulting from Hurricane Rita. The General Partner has completed all insurance claims and is in the process of receiving insurance proceeds. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

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

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Historically the property has operated with high occupancy ranging in mid 90% and above break even. However, in 2004 average occupancy declined to 85% and resulted in cash expended of $35,000, which was funded by increasing payables by $43,000. Occupancy levels through the fourth quarter of 2005 average 83%. The Operating General Partner has stated the market in Grand Rapids has been very soft since the beginning of 2004. The Operating General Partner's management company, First Centrum Management will be taking over the property management in February of 2006. This management change and a new marketing plan will be implemented with the goal to increase occupancy. The plan includes an increase in their outreach marketing effort by hiring consultants to implement a new sales program. The management company is also offering $126/month off scheduled rents, and $1 security deposits if prospective tenants move in within two weeks of application. The site manager is also authorized to offer 1 month free rent to close a deal. The current rent concessions make the one-bedroom units very competitive in the market place, which historically have commanded higher rents than older competing properties.

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 96% through 2004. Based on the most recent information received occupancy through December 2005 has been consistent with the prior year average. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2005. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. The most recent information shows occupancy remaining at 85%, however the property is generating cash. The payables and accrued expenses from prior years are slowly being paid down; however, these accounts still have high balances. Previously, the property was delinquent in their water, sewer, and real estate payments to the City of Boston and had not consistently met the terms of the established payment agreement; however payments through the fourth quarter of 2005 are current. The Boston Housing Authority must provide and approve applicants prior to move-in, which is a slow process, taking several weeks to months. These delays have affected occupancy. Management has been in discussions with the (BHA) in an effort to reduce vacancy losses and improve the timing of subsidy payments. Some improvement has been seen in the subsidy receivables; however, the BHA is still slow to inspect units for occupancy and provide applicants from their waiting list. Management continues to work with the BHA to improve turnaround of occupancy. Although all of the commercial spaces are leased, two of the spaces leased by the same individual are expected to conclude eviction proceedings in January 2006. In December 2005 an appraisal survey was conducted on the commercial spaces and the resulting report is expected to show higher revenue potential than is currently being realized. Additionally, the broker/appraiser who conducted the survey has offered to help lease the two spaces when they become available. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The Operating General Partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The Management Company is a related entity to the Operating General Partner. In late 2004, the Operating General Partner discovered mismanagement at the site level and took immediate steps to cure, including staffing changes. During this process, it was discovered that the tax credit files were being inadequately kept. The Investment General Partner dispatched its compliance department to conduct a full audit on all files, issuing a detailed report to the Operating General Partner. The Operating General Partner subsequently hired a third-party tax credit compliance consultant to assist in the correction of all non-compliance issues. The Investment General Partner has closely monitored the progress of this issue and all non-compliance issues have been addressed by the Florida housing agency's deadline of April 30, 2005. On September 12, 2005, Florida Housing's monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823's rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in between $500,000 to $700,000 in necessary repairs. In the fourth quarter of 2005 repairs began and all ten buildings are slated to receive new roofs, siding, windows and frames, stucco work and additional minor repairs, including those cited by Florida Housing Finance Corporation. Since all repairs will not be completed until the late Spring of 2006, the Operating General Partner intends to send correspondence requesting an time extension in order to complete all repairs as required in order to close out the existing violation notices.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. Occupancy improved to 100% in the third quarter of 2005 and currently remains at that level; however, the property is still expending cash due to low occupancy in the first quarter and high unit turnover costs in the second quarter. In addition, the commercial spaces were vacant for most of 2004 and the first two quarters of 2005 because the City of Chelsea delayed issuing Building Permits due to outstanding trash violation fees. The Operating General Partner has paid these charges, the City has released the Building Permits for those spaces, and as of September 1, 2005 three of the four spaces are occupied. The fourth space is being built out for the future commercial tenant but currently remains vacant. The income generated from the three commercial spaces has enabled the property to operate at above break-even for the first time in over a year. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to time and amount.

Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. Average occupancy through December 2005 was 89%. The property is still expending cash due to low occupancy in the first quarter and significant ground work and unit turnovers in the second and third quarters. Occupancy improved over the third and fourth quarters, reaching 92% in December 2005. Management appears to be working diligently to turn units as they come available. The Investment General Partner will continue to monitor occupancy and operations closely until operations have stabilized. The mortgage, taxes and insurance are all current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Credit delivery began in 1993 and continued through 2003. The property operated below breakeven in 2005. The property expended cash due to high debt service (specifically high interest rate of 10.5%) and high operating expenses. The average occupancy for 2004 was 92% and has improved to 98% in 2005. The Investment General Partner has suggested the Operating General Partner investigate refinancing the property. The Operating General Partner continues to fund operating deficits.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 85% for 2004. Occupancy in 2005 started out strong and averaged 99% for the first quarter. However, occupancy levels have been decreasing slowly and averaged 54% for the fourth quarter and 78% for 2005. The regional manager stated that occupancy levels have been dropping due to management evicting problem residents. The regional manager feels confident that occupancy will increase and remain stable once all the problem residents are removed and a new pool of residents has rented the units. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits. The mortgage, trade payables, property taxes, and insurance are current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72-unit property located in Macedon, NY. The property has historically operated below breakeven. The problem has been attributed to high operating expenses and historically low occupancy. New management has been effective in their marketing efforts, and their ability to identify a pool of qualified tenants. As a result, occupancy has increased to 96% through the fourth quarter of 2005. They also have established a waitlist of qualified tenants. Rent collections have improved, and receivables have been significantly reduced. Management has stopped offering rent concessions. The current focus of management is on controlling operating expenses. They have reduced their reliance on maintenance contractors and are doing the majority of maintenance in house. The only service currently contracted out is carpet cleaning and they have purchased the equipment necessary to perform all snow removal and icing this winter. The management company negotiated and locked in a 20% decrease in insurance premiums through 2006. The Operating General Partner has funded prior years operating shortfalls. The mortgage, trade payables, and taxes are all current. As operations have shown significant improvement, the fund will no longer provide special disclosure on this partnership upon receipt of the 2005 audited financial statement.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property is operating below breakeven due to steadily decreasing occupancy and rental revenues. Occupancy averaged 82% in 2004 and is currently at 90% as of December 2005. Management is advertising in local newspapers and through outreach with various housing programs. The challenges cited by Management include the inability to rent to full time students, problem tenants that required eviction and limitations due to the state of the local economy. The property is operating under a workout plan approved by Rural Development. Representatives of the Investment General Partner visited the site during the fourth quarter to meet with the management company and to consider a potential roof replacement at Humboldt. The property has had problems with loose shingles and there will be a decision made on the potential roof replacement in the second quarter of 2006. The management company is addressing Rural Development's concerns regarding the condition of the roofs. The Investment General Partner will continue to closely monitor the property until occupancy improves and operations stabilize.

Series 19

As of December 31, 2005 and 2004 the average qualified occupancy for the series was 100%.  The series had a total of 26 properties at December 31, 2005, all of which were at 100% qualified occupancy.

For the period ended December 31, 2005 and 2004, Series 19 reflects net loss from Operating Partnerships of $(1,404,208) and $(1,370,303), respectively, which includes depreciation and amortization of $2,097,164 and $2,299,849, respectively.

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

Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri has historically operated below breakeven as a result of low occupancy and reduced rent levels. Occupancy at the property averaged 87% in 2004. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. The property has also suffered from a poor reputation in the community. After the Operating General Partner interests were transferred to a non-profit agency in October 2004, management also changed. When the new management took over, they found numerous non-paying residents who they had to evict. After this round of evictions, occupancy dropped and management has not been able to re-lease the units. Occupancy averaged 71% through the fourth quarter of 2005. In October 2005, Cohen Esrey, the property manager stepped in as Operating General Partner. Upon the transfer of Operating General Partner interest, the lender provided the property with grants in the amount of $75,000 for capital improvement needs. The new Operating General Partner has also proposed a name change in an effort to distance the property from its reputation. Management is currently offering one month free rent as well as one-month free rent for resident referrals. They have expanded their outreach and advertising to attract potential residents from bordering communities. Upon transfer to the non-profit Operating General Partner, the mortgage became a cash flow only mortgage, which has helped in significantly reducing the negative cash flow. The mortgage will continue to be a cash flow only mortgage. The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. Average occupancy for the fourth quarter of 2005 was 88%, a decrease from 92% for the third quarter 2005. The un-audited maintenance expenditures for 2005 represent an increase due to unit turnover expenses associated with the loss in vacancy. In addition utility costs at the property have increased. The combination of these two expenditures result in a forecasted cash loss of ($11,000.00) this year. The Operating General Partner continues to fund deficiencies despite an expired guarantee. The compliance period for this property ends December 31, 2009.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The average occupancy for this property in 2004 was 88.6%. Marketing and advertising campaigns have been successful at this property. Average occupancy for 2005 was 96%. Occupancy has been higher due to victims of Hurricane Katrina coming to reside at the property. Despite the increase in occupancy levels, the property continues to operate below breakeven due to higher operating expenses.

The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.

There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2005, it was anticipated that $37,000 of capital work would be completed unrelated to the building movement issues.

The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are on-going. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The Munford area has experienced severe economic decline due to loss of industry and job prospects. This has resulted in an outflow of prospective residents from the area. Consequently, the property has struggled with occupancy. Management has been unable to maintain projected rent levels and has had to offer concessions in order to lease apartments. A newly hired manager has aggressively marketed the property in 2005; as a result, occupancy for 2005 averaged 93%. In the fourth quarter occupancy fell to 88% as several residents were evicted for non-payment of rent. The combination of low rents, rental concessions, and rental delinquency has led to low economic occupancy. At current rent levels with current concessions, the partnership will be unable to break even. Management has implemented a more stringent resident selection procedure and is confident that they will be able to minimize delinquency, however the partnership would need to achieve higher rents and reduce concessions, both extremely difficult given the lack of prospective residents, to significantly improve the economic outlook for the property. It is anticipated that the property will lose approximately $300/unit during 2005. The property's mortgage is current. There is a balance of accrued taxes in the amount of $1,784. The operating deficit has been funded with a cash overdraft, which is currently at around $12,000. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The Operating General Partner has an operating deficit guarantee for Munford Village, Ltd., that is unlimited in time and amount. The property's compliance period ends in 2009.

Recent Accounting Pronouncements

As of December 31, 2005, the partnership adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating limited partnerships in which the partnership invests in meet the definition of a VIE. However, management does not consolidate the partnership's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The partnership currently records the amount of its investment in these partnerships as an asset in the balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in the financial statements.

The partnership's balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

Exceptions to Certifications

As discussed in its annual report on Form 10-K for the year ended 2005, Boston Capital Tax Credit Fund III L.P. (the "Partnership") was unable to obtain an audit of its financial statements included in such annual report performed in accordance with the standards of the PCAOB. This was due to the inability to obtain audits of financial statements of the entities in which the Partnership has invested (the "Operating Partnerships") performed in accordance with the standards of the PCAOB. (Audit opinions, which the Partnership's auditors originally intended to rely upon in forming their opinion, were obtained from the Operating Partnerships that are in accordance with generally accepted auditing standards for the United States, although not in accordance with the standards of PCAOB.) Accordingly, the Partnership filed its annual report on Form 10-K for the year ended 2005 as "UNAUDITED."

The Partnership continues to evaluate ways of addressing this deficiency and, together with its auditors, has discussed solutions with the SEC and the PCAOB. To date, those solutions primarily entail enhanced audit documentation required by PCAOB Audit Standard No. 3. The Partnership's auditors would have to perform additional procedures related to those Operating Partnerships in order to complete their audit.

The Partnership's auditors have been engaged to perform, and have performed, a review of the Partnership's interim financial information included in the Partnership's quarterly report on Form 10-Q for the quarter ended December 2005.

Despite the Partnership's ongoing efforts to address these matters, the Partnership at the time of this filing is an untimely filer due to the deficiency in its annual report on Form 10-K

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 21, 2006	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 21, 2006	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 21, 2006	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal