Form 10-K
period 2006-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2006-12-21
CIK 879555

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of each class — Name of each exchange on which registered
None
Securities registered pursuant to Section 12(g) of the Act:
Title of class
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐            No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐            No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐            No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
DOCUMENTS INCORPORATED BY REFERENCE
     The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document
Parts I, III as supplemented	Prospectus
Parts II, IV Form 8-K
Form 8-K dated April 4, 1994
Form 8-K dated April 4, 1994
Form 8-K dated April 7, 1994
Form 8-K dated April 8, 1994
Form 8-K dated April 12, 1994
Form 8-K dated April 14, 1994
Form 8-K dated May 12, 1994
Form 8-K dated May 29, 1994
Form 8-K dated May 31, 1994
Form 8-K dated June 16, 1994
Form 8-K dated June 27, 1994
Form 8-K dated June 27, 1994
Form 8-K dated July 8, 1994
Form 8-K dated September 1, 1994
Form 8-K dated September 12, 1994
Form 8-K dated September 21, 1994
Form 8-K dated October 19, 1994
Form 8-K dated October 25, 1994
Form 8-K dated October 28, 1994
Form 8-K dated November 19, 1994
Form 8-K dated January 12, 1995

BOSTON CAPITAL TAX CREDIT FUND III L.P.
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2006

PART I
Item 1. Business
Organization
Boston Capital Tax Credit Fund III L.P. (the “Fund”) is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act as of September 19, 1991. Effective as of June 1, 2001, there was a restructuring and, as a result, the Fund’s general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates III L.P., a Delaware limited partnership. The general partner of the General Partner is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation. John P. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are certain officers and employees of Boston Capital Partners, Inc., and its affiliates. The Assignor Limited Partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by John P. Manning.
The Assignor Limited Partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the Limited Partnership Interest of the Assignor Limited Partner are assigned by the Assignor Limited Partner by means of beneficial assignee certificates (“BACs”) to investors and investors are entitled to all the rights and economic benefits of a Limited Partner of the Fund, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.
A Registration Statement on Form S-11 and the related prospectus, as supplemented (the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (“Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 2006, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Public Offering of the Fund.
The Offering, including information regarding the issuance of BACs in series, is described on pages 84 to 87 of the Prospectus, as supplemented, under the caption “The Offering”, which is incorporated herein by reference.

Description of Business
The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an Apartment Complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund invests owns Apartment Complexes, which are completed, newly constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive Government Assistance. Each Apartment Complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some Apartment Complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). The Federal Housing Tax Credit and the Government Assistance programs are described on pages 37 to 51 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance including Tax Credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the Apartment Complexes in which the Partnership has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the Apartment Complex, but directly to the individuals. At this time, the Partnership is unable to predict whether Congress will continue rent supplement programs payable directly to owners of Apartment Complexes.
As of March 31, 2006 the Fund had invested in 66 Operating Partnerships on behalf of Series 15, 62 Operating Partnerships on behalf of Series 16, 47 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Fund are to:
(1)	provide current tax benefits to Investors in the form of Federal Housing Tax Credits and in limited instances, a small amount of Rehabilitation Tax Credits, which an Investor may apply, subject to strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)	provide tax benefits in the form of passive losses which an Investor may apply to offset his passive income (if any); and

(3)	preserve and protect the Fund’s capital and provide capital appreciation and cash distributions through increases in value of the Fund’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the Apartment Complexes.

The business objectives and investment policies of the Fund are described more fully on pages 30 to 37 of the Prospectus, as supplemented, under the caption “Investment Objectives and Acquisition Policies,” which is incorporated herein by reference.
Employees
The Fund does not have any employees. Services are performed by the General Partner and its affiliates and agents retained by them.
Item 1A. Risk Factors
As used in this Item 1A, references to “we, “us” and “our” mean the Fund.
An investment in our Units and our investments in Local Limited Partnerships and their Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our Units, and the amount of proceeds available for distribution to our Limited Partners, if any, on liquidation of our investments.
In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may materially adversely affect our business operations.
The ability of Limited Partners to claim tax losses from their investment in us is limited.
The IRS may audit us or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our Units. Changes in tax laws could also impact the tax benefits from an investment in our Units and/or the value of the Operating Partnerships. Until the Local Limited Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for Unit holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Operating Partnerships at a price which would result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to its investors. Low Income Housing Tax Credits may be the only benefit from an investment in our Units.

Poor performance of one Housing Complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the Housing Complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:
—	difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Operating Partnerships;

—	limitations on transfers of interests in Local Limited Partnerships;

—	limitations on removal of Local General Partners;

—	limitations on subsidy programs; and

—	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the Units exists or is expected to develop.
There is currently no active trading market for the Units. Accordingly, Limited Partners may be unable to sell their Units or may have to sell Units at a discount. Limited Partners should consider their Units to be a long-term investment.
Investors may realize taxable gain on sale or disposition of certificates.
     Upon the sales or other taxable disposition of certificates, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the certificates, is greater than the original cost of their certificates. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of certificates may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
     Investors eventually may be allocated profits for tax purposes which exceed any cash Boston Capital distributes to them. Under these circumstances, unless an investor has passive losses or credits to reduce such tax liability, the investor will have to pay federal income tax without a corresponding cash distribution from Boston Capital. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of certificates, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of such event.

Investors may not receive cash if apartment complexes are sold.
     There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to Boston Capital, expenses such as accrued Fund Management Fees and unpaid loans to Boston Associates will be deducted pursuant to Section 4.02(a) of the Fund Agreement included in Exhibit A. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment in Boston Capital will the tax credits received.
The sale or refinancing of the apartment complexes is dependent upon the following material factors:
—	The necessity of obtaining the consent of the operating general partners;

—	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

—	The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay its existing liabilities.
We currently do not have sufficient cash resources to satisfy its financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our General Partner and its affiliates. Though the amounts payable to the General Partner and its affiliates are contractually currently payable, we do not believe that the General Partner or its affiliates will demand immediate payment of these contractual obligations in the near term, however there can be no assurance that this will be the case. We would be materially adversely affected if the General Partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of its inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Partnership’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Fund has acquired a Limited Partnership interest in 235 Operating Partnerships in five series, identified in the table set forth below. In each instance the Apartment Complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each Apartment Complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective Apartment Complexes are described more fully in the Prospectus or applicable Report on Form 8-K. The General Partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
April Gardens Apts. III	Las Piedras, PR	32	$1,433,832	09/92	05/93	100%	$279,823
Autumwood Heights	Keysville, VA	40	1,274,738	08/92	01/93	100%	256,700
Barton Village Apartments	Arlington, GA	18	497,577	10/92	03/93	100%	101,154
Bergen Meadows	Bergen, NY	24	984,011	07/92	07/92	100%	199,420
Bridlewood Terrace	Horse Cave, KY	24	767,806	01/94	01/95	100%	167,679
Brunswick Commons	Lawrenceville, VA	24	787,464	03/92	09/92	100%	152,282
Buena Vista Apartments, Phase II	Union, SC	44	1,418,944	03/92	01/92	100%	281,000
Calexico Senior Apts.	Calexico, CA	38	1,879,217	09/92	09/92	100%	366,220
Chestnut Hills Estates	Altoona, AL	24	721,049	09/92	09/92	100%	146,500
Columbia Heights Apts.	Camden, AR	32	1,254,852	10/92	09/93	100%	247,599
Coral Ridge Apartments	Coralville, IA	102	2,280,303	03/92	11/92	100%	2,257,827
Country Meadows II, III, IV	Sioux Falls, SD	55	1,100,657	05/92	09/92	100%	1,220,825
Curwensville House Apts.	Curwensville, PA	28	1,181,347	09/92	07/93	100%	262,000
Deerfield Commons	Crewe, VA	39	1,201,190	04/92	06/92	100%	242,430

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
East Park Apts. I	Dilworth, MN	24	$492,714	06/94	01/94	100%	$406,100
Edgewood Apts.	Munford-ville, KY	24	766,205	06/92	08/92	100%	156,763
Golden Age Apts.	Oak Grove, MO	17	393,816	04/92	11/91	100%	84,410
Graham Village Apts.	Graham, NC	50	1,207,847	10/94	06/95	100%	919,461
Greentree Apts.	Utica, OH	24	665,037	04/94	10/75	100%	76,069
Greenwood Village	Fort Gaines, GA	24	656,125	08/92	05/93	100%	131,268
Hadley’s Lake Apts.	East Machias ME	18	1,013,820	09/92	01/93	100%	291,400
Hammond Heights Apts.	Westernport, MD	35	1,450,976	07/92	02/93	100%	327,944
Harrison-ville Properties II	Harrison-ville, MO	24	595,524	03/92	11/91	100%	144,004
Harvest Point Apts.	Madison, SD	30	1,170,598	03/95	12/94	100%	268,760
Hearthside II	Portage, MI	60	1,840,168	04/92	11/92	100%	1,153,620

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Heron’s Landing I	Lake Placid, FL	37	$1,174,340	10/92	10/92	100%	$255,339
Higginsville Estates	Higginsville, MO	24	613,741	03/92	03/91	100%	146,111
Kearney Estates	Kearney, MO	24	619,228	05/92	01/92	100%	138,103
Lakeside Apts.	Lake Village AR	32	1,192,246	08/94	08/95	100%	282,004
Lake View Green Apts.	Lake View, SC	24	867,463	03/92	07/92	100%	183,603
Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,043,568	03/92	02/92	100%	229,986
Lebanon Properties III	Lebanon, MO	24	617,210	03/92	02/92	100%	152,171
Lebanon Village II	Spring Grove, VA	24	894,150	08/92	02/93	100%	169,000
Lilac Apts.	Leitchfield, KY	24	701,229	06/92	07/92	100%	148,015
Livingston Plaza	Livingston, TX	24	653,008	12/92	11/93	100%	176,534
Manning Lane Apts.	Manning, SC	42	1,435,204	08/92	03/93	100%	296,436
Marshall Lane Apts.	Marshallville, GA	18	539,657	08/92	12/92	100%	114,200

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Maryville Properties	Maryville, MO	24	$701,588	05/92	03/92	100%	$156,636
Meadow View Apts.	Grantsville, MD	36	1,449,108	05/92	02/93	100%	291,322
Millbrook Commons	Sanford, ME	16	897,686	06/92	11/92	100%	227,100
Monark Homes	Van Buren & Barling, AR	10	310,201	06/94	03/94	100%	239,800
North Prairie Manor Apts.	Plainwell, MI	28	856,413	09/92	05/93	100%	206,820
North Trail Apts.	Arkansas City, KS	24	798,655	09/94	12/94	100%	194,118
Oakwood Village	Century, FL	39	1,082,915	05/92	05/92	100%	249,374
Osceola Estates Apts	Osceola, IA	24	604,425	05/92	05/92	100%	161,325
Payson Senior Center Apts.	Payson, AZ	39	1,453,484	08/92	08/92	100%	365,755
Rainier Manor Apts.	Mt. Rainier, MD	104	3,544,759	04/92	01/93	100%	1,095,382
Ridgeview Apartments	Brainerd, MN	24	855,619	03/92	01/92	100%	165,434

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Rio Mimbres II Apartments	Deming, NM	24	$755,467	04/92	04/92	100%	$149,811
River Chase Apts.	Wauchula, FL	47	1,444,283	08/92	10/92	100%	322,944
Rolling Brook III Apts.	Algonac, MI	26	805,930	06/92	11/92	100%	185,632
School St. Apts. Phase I	Marshall, WI	24	637,647	04/92	05/92	100%	666,025
Shenandoah Village	Shenandoah, PA	34	1,435,693	08/92	02/93	100%	317,136
Showboat Manor Apts.	Chesaning, MI	26	776,128	07/92	02/93	96%	178,084
Spring Creek II Apts.	Derby, KS	50	838,412	04/92	06/92	100%	1,060,282
Sunset Sq. Apts.	Scottsboro, AL	24	721,359	09/92	08/92	100%	143,900
Taylor Mill Apartments	Hodgenville KY	24	750,438	04/92	05/92	100%	173,606
Timmons Village Apts.	Lynchburg, SC	18	608,182	05/92	07/92	100%	122,450
University Meadows	Detroit, MI	53	2,210,149	06/92	12/92	100%	1,676,750
Valatie Woods	Valatie, NY	32	1,269,811	06/92	04/92	100%	277,600

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Village Woods	Healdton, OK	24	$679,109	08/94	12/94	100%	$173,616
Villas Del Mar	Urb. Corales de Hatillo, PR	32	1,433,997	08/92	08/92	100%	307,200
Virgen del Pozo Garden Apts.	Sabana Grande, PR	70	3,268,862	08/92	07/93	100%	772,550
Weedpatch Country Apts.	Weedpatch, CA	36	1,922,505	01/94	09/94	100%	461,197
Whitewater Village Apts.	Ideal, GA	18	513,065	08/92	11/92	100%	108,000
Wood Park Pointe	Arcadia, FL	36	1,141,649	06/92	05/92	100%	243,672

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
1413 Leavenworth Apts.	Omaha, NE	60	$1,845,526	12/92	03/93	100%	$1,287,526
Abbey Orchards Apts.	Nixa, MO	48	1,331,527	03/94	06/94	100%	1,163,875
Abbey Orchards Apts.II	Nixa, MO	56	1,101,829	08/94	07/94	100%	1,137,750
Bernice Villa Apts.	Bernice, LA	32	888,894	05/93	10/93	100%	200,476
Branch River Commons Apts	Wakefield, NH	24	1,231,015	09/92	02/93	100%	246,105
Brunswick Manor Apts.	Lawrence- ville , VA	40	1,380,461	02/94	07/94	100%	278,519
Canterfield Manor	Denmark, SC	20	748,737	11/92	01/93	100%	175,959
Cape Ann YMCA Community Ctr.	Gloucester, MA	23	318,601	01/93	12/93	100%	693,132
Carriage Park Village	Westville, OK	24	681,490	02/93	07/93	100%	144,714
Cedar Trace Apts.	Brown City, MI	16	490,529	10/92	07/93	100%	102,500
Cielo Azul Apts.	Aztec, NM	30	991,730	05/93	05/93	100%	389,749
Clymer Park Apts.	Clymer, PA	32	1,414,985	12/92	11/94	100%	317,428

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Crystal Ridge Apts.	Davenport, IA	126	$3,494,949	10/93	02/94	100%	$3,032,972
Cumberland Woods Apts.	Middlesboro, KY	40	1,414,225	12/93	10/94	100%	412,700
Deer Run Apts.	Warrenton, NC	31	612,803	08/93	03/93	100%	572,200
Derry Round House Court	Borough of Derry, PA	26	1,084,594	02/93	02/93	100%	248,019
Fairmeadow Apts.	Latta, SC	24	858,999	01/93	07/93	100%	195,400
Falcon Ridge Apts.	Beattyville, KY	32	1,012,489	04/94	01/95	100%	247,200
Forest Pointe Apts.	Butler, GA	25	728,141	12/92	09/93	100%	162,397
Gibson Manor Apts.	Gibson, NC	24	867,220	12/92	06/93	100%	161,412
Greenfield Properties	Greenfield, MO	20	516,093	01/93	05/93	100%	126,046
Greenwood Apts.	Mt. Pleasant, PA	36	1,425,697	11/93	10/93	100%	352,000
Harmony House Apts.	Galax, VA	40	1,420,984	11/92	07/93	100%	285,588
Haynes House Apartments	Roxbury, MA	131	2,594,034	08/94	09/95	100%	2,005,814
Holly Tree Manor	Holly Hill, SC	24	863,050	11/92	02/93	100%	201,490
Isola Square Apartments	Isola, MS	32	944,732	11/93	04/94	100%	246,722

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Joiner Manor	Joiner, AR	25	$767,397	01/93	06/93	100%	$149,670
Landview Manor	Bentonia, MS	28	819,903	07/93	02/94	100%	190,109
Laurel Ridge Apts.	Idabel, OK	52	1,338,057	04/93	12/93	100%	282,606
Lawtell Manor Apts.	Lawtell, LA	32	878,390	04/93	08/93	100%	202,603
Logan Lane Apts	Ridgeland, SC	36	1,266,595	09/92	03/93	100%	274,750
Meadows of Southgate	Southgate, MI	83	2,125,556	07/93	05/94	100%	1,716,000
Mendota Village Apts	Mendota, CA	44	1,921,155	12/92	05/93	100%	438,300
Mid City Apts.	Jersey City, NJ	58	2,618,243	09/93	06/94	100%	3,097,210
Newport Elderly Apts.	Newport, VT	24	1,176,390	02/93	10/93	100%	221,626
Newport Manor Apts.	Newport, TN	30	923,737	09/93	12/93	100%	204,863
Oak Forest Apts.	Eastman, GA	41	1,140,518	12/92	10/93	100%	251,269

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Parkwoods Apts.	Anson, ME	24	$1,250,875	12/92	09/93	100%	$320,206
Plantation Manor	Tchula, MS	28	805,870	07/93	12/93	100%	195,030
Ransom St. Apartments	Blowing Rock, NC	13	499,021	12/93	11/94	100%	100,249
Riviera Apts.	Miami Beach, FL	56	1,632,238	12/92	12/93	100%	1,442,978
Sable Chase of McDonough	McDonough, GA	222	4,373,940	12/93	12/94	100%	5,618,968
Simmesport Square Apts.	Simmesport, LA	32	894,527	04/93	06/93	100%	198,500
St. Croix Commons Apts.	Woodville, WI	40	931,427	10/94	12/94	100%	534,847
St. Joseph Square Apts.	St. Joseph, LA	32	926,298	05/93	09/93	100%	206,086
Summersville Estates	Summersville, MO	24	604,252	05/93	06/93	100%	157,976
Stony Ground Villas	St. Croix, VI	22	1,387,240	12/92	06/93	100%	358,414
Talbot Village II	Talbotton, GA	24	685,054	08/92	04/93	100%	129,683
Tan Yard Branch Apts. I	Blairsville, GA	24	741,008	12/92	09/94	100%	151,154
Tan Yard Branch Apts. II	Blairsville, GA	25	725,283	12/92	07/94	100%	144,304

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
The Fitzgerald Building	Plattsmouth, NE	20	$565,161	12/93	12/93	100%	$924,780
The Woodlands	Tupper Lake, NY	18	909,942	09/94	02/95	100%	214,045
Tuolumne City Senior Apts.	Tuolumne, CA	30	1,550,025	12/92	08/93	100%	376,535
Turtle Creek Apts.	Monticello, AR	27	827,638	05/93	10/93	100%	185,392
Valley View Apartments	Palatine Bridge, NY	32	1,361,848	05/94	05/94	100%	326,870
Victoria Pointe Apts.	North Port, FL	42	1,408,539	10/94	01/95	100%	338,058
Vista Linda Apartments	Sabana Grande, PR	50	2,456,355	01/93	12/93	100%	445,530
West End Manor	Union, SC	28	962,622	05/93	05/93	100%	231,741
Westchester Village of Oak Grove	Oak Grove, MO	33	978,273	12/92	04/93	100%	889,700
Westchester Village of St. Joseph	St. Joseph, MO	60	1,167,753	07/93	06/93	100%	1,316,500
Willcox Senior Apts.	Willcox, AZ	30	1,075,903	01/93	06/93	100%	268,747
Woods Landing Apts.	Damascus, VA	40	1,417,928	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. — Series 17
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Annadale Apartments	Fresno, CA	222	$12,106,016	01/96	06/90	100%	$1,108,873
Artesia Properties	Artesia, NM	40	1,364,632	09/94	09/94	100%	399,464
Aspen Ridge Apts.	Omaha, NE	42	969,247	09/93	11/93	100%	809,750
Briarwood Apartments	Clio, SC	24	878,672	12/93	08/94	100%	211,133
Briarwood Apartments of DeKalb	DeKalb, IL	48	1,104,789	10/93	06/94	100%	1,041,834
Briarwood Village	Buena Vista, GA	38	1,103,487	10/93	05/94	100%	252,700
Brookwood Village	Blue Springs, MO	72	2,175,015	12/93	12/94	100%	1,629,100
Cairo Senior Housing	Cairo, NY	24	1,045,101	05/93	04/93	100%	201,711
Caney Creek Apts.	Caneyville, KY	16	462,921	05/93	04/93	100%	118,800
Central House	Cambridge, MA	128	1,775,541	04/93	12/93	100%	2,498,109
Clinton Estates	Clinton, MO	24	720,632	12/94	12/94	100%	162,717
Cloverport Apts.	Cloverport, KY	24	725,431	04/93	07/93	100%	174,575
College Greene Senior Apts	Chili, NY	110	3,800,000	03/95	08/95	100%	232,545

Boston Capital Tax Credit Fund III L.P. — Series 17
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Crofton Manor Apts.	Crofton, KY	24	$776,400	04/93	03/93	100%	$168,420
Deerwood Village Apts	Adrian, GA	20	621,087	02/94	07/94	100%	160,900
Doyle Village	Darien, GA	38	1,140,477	09/93	04/94	100%	235,509
Fuera Bush Senior Housing	Fuera Bush, NY	24	1,070,241	07/93	05/93	100%	189,364
Gallaway Manor Apts.	Gallaway, TN	36	1,027,711	04/93	05/93	100%	221,432
Glenridge Apartments	Bullhead City, AZ	52	1,997,809	06/94	06/94	100%	520,500
Green Acres Estates	West Bath, ME	48	1,039,355	01/95	11/94	100%	135,849
Green Court Apartments	Mt. Vernon, NY	76	2,325,897	11/94	11/94	88%	964,813
Henson Creek Manor	Fort Washington, MD	105	3,983,950	05/93	04/94	100%	2,980,421
Hickman Manor Apts. II	Hickman, KY	16	517,878	11/93	12/93	100%	134,094
Hill Estates, II	Bladenboro, NC	24	987,201	03/95	07/95	100%	132,300
Houston Village	Alamo, GA	24	665,833	12/93	05/94	100%	169,418
Isola Square Apts.	Greenwood, MS	36	1,040,008	11/93	08/94	100%	304,556

Boston Capital Tax Credit Fund III L.P. — Series 17
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Ivywood Park Apts.	Smyrna, GA	106	$3,666,492	06/93	10/93	100%	$2,093,847
Jonestown Manor Apts.	Jonestown, MS	28	846,177	12/93	12/94	100%	243,605
Largo Ctr. Apartments	Largo, MD	100	4,035,388	03/93	06/94	100%	2,753,475
Laurel Ridge Apts.	Naples, FL	78	3,012,326	02/94	12/94	100%	1,808,844
Lee Terrace Apartments	Pennington Gap, VA	40	1,451,575	02/94	12/94	100%	288,268
Maplewood Park Apts.	Union City, GA	110	3,260,174	04/94	07/95	100%	1,416,091
Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	853,944	09/93	12/93	100%	89,200
Opelousas Point Apts.	Opelousas, LA	44	1,345,049	11/93	03/94	100%	439,277
Palmetto Villas	Palmetto, FL	49	1,590,200	05/94	04/94	100%	421,795
Park Place	Lehigh Acres, FL	36	1,138,326	02/94	05/94	100%	283,687
Pinehurst Senior Apts.	Farwell, MI	24	784,831	02/94	02/94	100%	183,176
Quail Village	Reedsville, GA	31	852,781	09/93	02/94	100%	171,855
Royale Townhomes	Glen Muskegon, MI	79	2,709,596	12/93	12/94	100%	909,231

Boston Capital Tax Credit Fund III L.P. — Series 17
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Seabreeze Manor	Inglis, FL	37	$1,204,354	03/94	01/95	100%	$294,387
Soledad Senior Apts.	Soledad, CA	40	1,891,273	10/93	01/94	100%	407,894
Stratford Place	Midland, MI	53	892,443	09/93	06/94	100%	902,915
Villa West V Apartments	Topeka, KS	52	993,782	02/93	10/92	100%	902,700
Waynesburg House Apts.	Waynesburg, PA	34	1,456,764	07/94	12/95	100%	501,140
West Front Residence	Skowhegan, ME	30	1,514,085	09/94	08/94	100%	487,390
West Oaks Apartments	Raleigh, NC	50	1,089,332	06/93	07/93	100%	811,994
White Castle Manor	White Castle, LA	24	757,960	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. — Series 18
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Arch Apartments	Boston, MA	75	$1,618,505	04/94	12/94	100%	$3,017,845
Bear Creek Apartments	Naples, FL	118	4,440,703	03/94	04/95	100%	3,586,687
Briarwood Apartments	Humbolt, IA	20	694,230	08/94	04/95	100%	162,536
California Apartments	San Joaquin, CA	42	1,773,314	03/94	12/94	100%	519,100
Chatham Manor	Chatham, NY	32	1,346,081	01/94	12/93	100%	296,860
Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929
Clarke School	Newport, RI	56	2,442,278	12/94	12/94	100%	1,804,536
Cox Creek Apartments	Ellijay, GA	25	812,465	01/94	01/95	100%	214,824
Evergreen Hills Apts.	Macedon, NY	72	2,660,383	08/94	01/95	100%	1,627,293
Glen Place Apartments	Duluth, MN	35	1,053,931	04/94	06/94	100%	1,328,621
Harris Music Building	West Palm Beach, FL	38	1,536,753	06/94	11/95	100%	1,286,304
Kristine Apartments	Bakersfield, CA	60	1,179,072	10/94	10/94	100%	1,636,293
Lakeview Meadows II	Battle Creek, MI	60	1,509,339	08/93	05/94	100%	1,029,000

Boston Capital Tax Credit Fund III L.P. — Series 18
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Lathrop Properties	Lathrop, MO	24	$719,203	04/94	05/94	100%	$171,579
Leesville Elderly Apts.	Leesville, LA	54	1,296,590	06/94	06/94	100%	776,500
Lockport Seniors Apts.	Lockport, LA	40	984,624	07/94	09/94	100%	595,439
Maple Leaf Apartments	Franklinville, NY	24	1,073,681	08/94	12/94	100%	296,587
Maple Terrace	Aurora, NY	32	1,351,589	09/93	09/93	100%	279,988
Marengo Park Apts.	Marengo, IA	24	733,829	10/93	03/94	100%	133,552
Meadowbrook Apartments	Oskaloosa, IA	16	470,947	11/93	09/94	100%	96,908
Meadows Apartments	Show Low, AZ	40	1,450,784	03/94	05/94	100%	420,302
Natchitoches Senior Apartments	Natchitoches, LA	40	942,455	06/94	12/94	100%	644,175
Newton Plaza Apts.	Newton, IA	24	789,132	11/93	09/94	100%	166,441
Oakhaven Apartments	Ripley, MS	24	481,217	01/94	07/94	100%	116,860
Parvin’s Branch Townhouses	Vineland, NJ	24	613,480	08/93	11/93	100%	761,856

Boston Capital Tax Credit Fund III L.P. — Series 18
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Peach Tree Apartments	Felton, DE	32	$1,444,021	01/94	07/93	100%	$206,100
Pepperton Villas	Jackson, GA	29	842,320	01/94	06/94	100%	222,762
Prestonwood Apartments	Bentonville, AR	62	690,484	12/93	12/94	100%	1,067,200
Richmond Manor	Richmond, MO	36	1,001,195	06/94	06/94	100%	231,593
Rio Grande Apartments	Eagle Pass, TX	100	2,088,392	06/94	05/94	100%	666,840
Troy Estates	Troy, MO	24	668,098	12/93	01/94	100%	159,007
Vista Loma Apartments	Bullhead City, AZ	41	1,572,050	05/94	09/94	100%	465,650
Vivian Seniors Apts.	Vivian, LA	40	228,446	07/94	09/94	100%	625,691
Westminster Meadow	Grand Rapids, MI	64	1,949,222	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. — Series 19
PROPERTY PROFILES AS OF MARCH 31, 2006

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Callaway Villa	Holt's Summit, MO	48	$1,058,956	06/94	12/94	100%	$1,181,010
Carrollton Villa	Carrollton, MO	48	1,322,464	06/94	03/95	100%	1,121,758
Clarke School	Newport, RI	56	2,442,278	12/94	12/94	100%	1,153,719
Coopers Crossing	Irving, TX	93	3,339,540	06/96	12/95	100%	2,145,000
Delaware Crossing Apartments	Ankeny, IA	152	3,123,015	08/94	03/95	100%	3,337,884
Garden Gate Apartments	Forth Worth, TX	240	5,332,618	02/94	04/95	100%	3,576,605
Garden Gate Apartments	Plano, TX	240	6,689,633	02/94	05/95	100%	3,166,064
Hebbronville Senior	Hebbronville, TX	20	502,019	12/93	04/94	100%	82,592
Jefferson Square	Denver, CO	64	2,297,571	05/94	08/95	100%	1,715,351
Jenny Lynn Apts.	Morgantown, KY	24	781,043	01/94	09/94	100%	182,800
Lone Star Senior	Lone Star, TX	24	593,775	12/93	05/94	100%	138,740
Mansura Villa II Apartments	Mansura, LA	32	936,321	05/94	08/95	100%	227,910
Maplewood Park Apts.	Union City, GA	110	3,260,174	04/94	07/95	100%	1,416,091
Martindale Apts.	Martindale, TX	24	654,753	12/93	01/94	100%	154,790

Boston Capital Tax Credit Fund III L.P. — Series 19
PROPERTY PROFILES AS OF MARCH 31, 2006
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/05	Date	Comp	3/31/06	3/31/06
Munford Village	Munford, AL	24	$737,299	10/93	04/94	100%	$165,800
Northpoint Commons	Kansas City, MO	158	4,313,751	07/94	06/95	100%	2,124,024
Poplar Ridge Apts.	Madison, VA	16	634,602	12/93	10/94	100%	124,704
Prospect Villa III Apartments	Hollister, CA	30	1,700,611	03/95	05/95	100%	499,104
Sahale Heights Apts.	Elizabethtown, KY	24	834,295	01/94	06/94	100%	238,600
Seville Apartments	Forest Village, OH	24	643,029	03/94	03/78	100%	71,780
Sherwood Knoll	Rainsville, AL	24	759,006	10/93	04/94	100%	162,500
Summerset Apartments	Swainsboro, GA	30	916,826	01/94	11/95	100%	223,029
Tanglewood Apartments	Lawrenceville, GA	130	3,871,449	11/93	12/94	100%	3,020,840
Village North I	Independence, KS	24	828,754	06/94	12/94	100%	190,471
Vistas at Lake Largo	Largo, MD	110	4,707,271	12/93	01/95	100%	2,833,420
Wedgewood Lane Apartments	Cedar City, UT	24	974,692	06/94	09/94	100%	262,800

Item 3. Legal Proceedings
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.

PART II

Item 5.	Market for the Partnership’s Limited Partnership Interests and Related Partnership Matters and Issuer Purchases of Partnership Interests
(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2006 the Fund has 13,102 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,426 investors holding 3,870,500 BACs, Series 16 consists of 3,353 investors holding 5,429,402 BACs, Series 17 consists of 2,888 investors holding 5,000,000 BACs, Series 18 consists of 2,069 investors holding 3,616,200 BACs, and Series 19 consists of 2,366 investors holding 4,080,000 BACs at March 31, 2006.

(c)	Dividend history and restriction

The Fund has made no distributions of Net Cash Flow to its BAC Holders from its inception, September 19, 1991 through March 31, 2006.

The Fund Agreement provides that Profits, Losses and Credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of Profits, Losses and Credits among BAC Holders are made in proportion to the number of BACs held by each BAC Holder.

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

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 2002 through March 31, 2006. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31,	March 31,	March 31,	March 31,	March 31,
Operations	2006	2005	2004	2003	2002
Interest & Other Income	$50,412	$24,940	$30,103	$45,840	$108,235
Share of Loss of Operating Partnership	(3,518,129)	(12,401,037)	(9,459,170)	(9,013,016)	(9,965,195)
Operating Expense *	(14,206,603)	(21,174,761)	(3,818,419)	(3,394,204)	(2,557,899)

Net Loss	$(17,674,320)	$(33,550,858)	$(13,247,486)	$(12,361,380)	$(12,414,859)

Net Loss per BAC	$(0.80)	$(1.51)	$(.60)	$(.56)	$(.56)

	March 31,	March 31,	March 31,	March 31,	March 31,
Balance Sheet	2006	2005	2004	2003	2002
Total Assets	$11,569,745	$27,590,451	$58,793,521	$70,791,712	$83,058,985

Total Liabilities	$23,655,997	$22,002,383	$19,522,261	$18,272,966	$18,178,859

Partners’ Capital	$(12,086,252)	$5,588,068	$39,271,260	$52,518,746	$64,880,126

*	Operating Expense includes Impairment Losses recorded in the amounts of $11,603,236 for 2006, $18,797,540 for 2005, $1,136,378 for 2004, and $707,589 for 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. There statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.
Liquidity
The Fund’s primary source of funds is the proceeds of its Public Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.
The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2006 were $2,503,908, and total fund management fees accrued as of March 31, 2006 were $22,728,772. During the year ended March 31, 2006 the Fund paid fees of $917,527 which were applied to prior year accruals.
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

During the fiscal year ended March 31, 2006, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 67 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 66 of the 67 Operating Partnerships. Series 15 has $4,208 in capital contributions that remain to be paid to some of the Operating Partnerships. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.
(Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.
During the fiscal year ended March 31, 2006, the Fund released $500 of Series 16 net offering proceeds to pay outstanding installments of its capital contributions to 1 Operating Partnership. As of March 31, 2006, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 60 of the 64 Operating Partnerships. Series 16 has $71,862 in capital contributions that remain to be paid to the other 4 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.
(Series 17). The Fund commenced offering BACs in Series 17 on January 24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC Holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.
During the fiscal year ended March 31, 2006, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 48 Operating Partnerships in an aggregate amount of $37,062,980, and the Fund had completed payments of all installments of its capital contributions to 43 of the 48 Operating Partnerships. Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of March 31, 2006. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one Operating Partnership. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.
(Series 18). The Fund commenced offering BACs in Series 18 on June 17,1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC Holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.
During the fiscal year ended March 31, 2006, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.
(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC Holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.
During the fiscal year ended March 31, 2006, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.
Results of Operations
The Fund incurred an annual fund management fee to the General Partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the Apartment Complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2006, 2005 and 2004, was $2,098,275, $1,666,693, and $2,202,369, respectively. The decrease in March 31, 2005 annual fund management fee incurred net of reporting fees is primarily the result of the payment of prior years Reporting Fee in the amounts of $256,461 for Series 15 and $235,999 for Series 17 from the sale of one Operating Partnership.
The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.
(Series 15). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%. The series had a total of 66 properties at March 31, 2006, 65 of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,921,113 and $2,879,758, respectively, in passive income tax losses that were passed through to the investors and also provided $0.05 and $0.14, respectively, in tax credits per BAC to the investors. Series 15 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact that a large number of the Operating Partnerships are in their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 15 was $594,892, and $1,479,898, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2005 and 2004, Series 15 reflects net loss from Operating Partnerships of $(1,838,522) and $(2,458,307), respectively, which includes depreciation and amortization of $3,307,014 and $3,372,711, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net loss for series 15 was $1,364,396, $5,118,904, and $1,604,187, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Limited Partnerships in the prior year.
In an attempt to capitalize on the strong California real estate market, the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 15 (BCTC III) were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented per BAC distributions of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the Investment Limited Partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, the gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year ended, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3, respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager and advertising in local publications. Despite these efforts, operations remain below breakeven. Average occupancy for the fourth quarter of 2006 was 91% (up from 70% in the previous quarter). The mortgage, taxes, insurance, and accounts payables are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four-year loan with the first two years requiring monthly interest payments only. In April 2005, the Investor Limited Partner agreed to supplement the General Partner’s funding of operating deficits by advancing necessary funds at quarterly intervals through the end of the 2007 compliance period. The Investment Limited Partner’s advances are limited to 25% of the General Partner’s documented operating deficit funding advances and will not exceed $25,000 in aggregate. The Investment Limited Partner advanced $1,875 to the property during the first quarter of 2006, bringing the total advances under this agreement to $4,625.
Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy through first quarter 2006 was 72%. Despite low occupancy, the property operated above breakeven by generating $1,776 of cash in first quarter 2006. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. A rental increase is going to be submitted for approval this year to be in effect for 2007. The mortgage, taxes, insurance and payables are current.
Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Although it is located within the Hurricane Rita affected area, the property did not suffer any damages. Instead, some residents displaced from the southern part of the state evacuated to Livingston and are living at the property. USDA Rural Development has provided temporary rental assistance. However, the rental assistance only runs through September 2006. To retain these evacuees as residents, the site manager referred them to agencies providing assistance with apartment furnishing, and to potential employment opportunities. Despite management’s best efforts, most evacuees chose to return to their hometowns after a few months. As a result, through the fourth quarter occupancy averaged only 87%. Despite the low occupancy, the property continues to operate at breakeven in the first quarter 2006. This was due to lower maintenance expenses. The site manager decreased maintenance expenses by hiring a resident to do maintenance work at the property instead of hiring a contractor, which was more expensive. All taxes, insurance and mortgage payments are current. The Operating General Partner guarantee is unlimited in time and amount.
Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. The Investment Limited Partner is Boston Capital Tax Credit Fund III L.P. — Series 15. The property produced credits from 1992 through 2002 with compliance ending in 2007. The property expended ($24,560) in 2005 which an occupancy rate of 92%. In the first quarter of 2006 occupancy has increased to 98% and costs have been controlled and there was generated cash of $14,816. The Operating General Partner, MRV, Inc., funded operating deficits in 2005 despite an expired guarantee and has stated that they will continue to fund any deficits.
Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit apartment complex for families located in Utica, OH. The Investment Limited Partner is Boston Capital Tax Credit Fund III L.P. - Series 15. The property produced tax credits from 1995 through 2005 with compliance ending in 2009. In 2005 the property had an occupancy rate of 75% expending cash of ($3,816). In the first quarter of 2006 the property reflected an occupancy rate of 75%, and expended cash of ($954). Also, unbeknown to the Investment Limited Partner, the General Partner changed management firms effective January 1, 2006. The General Partner did not receive appropriate approval to change firms. The Investment Limited Partnership is working with the General Partner to resolve the issue. The Operating General Partner continues to fund deficiencies despite an expired guarantee.
In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner’s interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005, additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year ended, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability for all 37 residential units. USDA Rural Development is requiring that the project be rebuilt. The Operating General Partner received insurance proceeds for reconstruction in January 2005. The proceeds were less then the anticipated rebuilding costs; however, the Operating General Partner has secured increased rental amounts per Rural Development so that the property can sustain additional debt. A contractor has been selected to rebuild the property. The anticipated construction completion date is October 2006, well before the required completion date of December 2006. The Investment Limited Partner is currently negotiating with the General Partner to purchase 33% of the Investment Limited Partner’s interest in Wood Park Pointe during the third quarter of 2006 and purchase the remaining 67% of Investment Limited Partnership interest after expiration of the compliance period, December 31, 2006. A purchase and sale agreement is anticipated to be signed in the third quarter of 2006.
Heron’s Landing RRH Limited (Heron’s Landing I) is a 37-unit development located in Lake Placid, Florida. The property was damaged by two hurricanes in September 2004 resulting in 19 residential units coming off line. Insurance proceeds for reconstruction were received and all 19 units were repaired and leased by May of 2005. At the time of the hurricane, the Investment Limited Partner was in the process of negotiating a transfer of the Operating General Partner’s interest. The transfer of the Operating General Partner’s interest occurred on January 7, 2005. The property generated $13,617 of cash flow in 2005. In the first quarter of 2006, the property generated $3,682 of cash flow. The tax credit compliance period ends on December 31, 2006.
Lake View Associates (Lake View Green Apartments) is a 24-unit property located in Lake View, SC. Low occupancy, due to the lack of rental assistance, has hindered this property’s performance. Occupancy, which averaged 79% in 2005, rose to 87.50% the first quarter of 2006. Management has had difficulty finding residents that are able to pay the rental rates necessary to sustain the property. Due to federal and state cutbacks, residents are not receiving the rental assistance payments that were expected when the property was originally underwritten. Current operating expense levels exceed the state average by 10% and, at current income levels, it would be necessary to increase occupancy to full capacity or decrease operating expenses by 2.50% to achieve breakeven operation. The mortgage, taxes, insurance and payables are current. The compliance period for the property ends in 2007. The Operating General Partner’s obligation to fund operating deficits is unlimited in time and amount.
Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw residents. The property has had trouble competing with properties that receive rental assistance. As a result, the development has been forced to reduce rents to maintain occupancy. During 2005, the property expended in ($32,776) in cash. The reasons for the cash flow deficit include fluctuating occupancy, insufficient rental rates and additional replacement reserve funding per the workout plan. If the property did not need to fund the reserve, it would have generated $3,040. The property maintained a 91% average occupancy in 2005 and has reported a slight occupancy increase to 92.4%, as of the first quarter 2006. Management will continue to market through local media and civic organizations and will continue to monitor the possibility of a rental increase. Mortgage, taxes, insurance and payables to non-related entities are current. The Operating General Partner’s Guarantee is unlimited in time and amount, with the compliance period for this property ending in 2007.
(Series 16). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 62 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,986,452 and $3,506,250, respectively, in passive income tax losses that were passed through to the investors and also provided $0.02 and $0.56, respectively, in tax credits per BAC to the investors. Series 16 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact some of the Operating Partnerships have entered their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 16 was $1,974,221 and $4,684,946, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2005 and 2004, Series 16 reflects net loss from Operating Partnerships of $(2,724,758) and $(3,184,975), respectively, which includes depreciation and amortization of $4,195,283 and $4,521,303, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net loss for series 16 was $3,277,786, $7,557,628, and $3,479,439, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee.
Cass Partners, L.P. (The Fitzgerald Building) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below break even due to low occupancy. Through the first quarter of 2006, physical occupancy was 65%, an increase from the 2005 average occupancy of 45% but still very low. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as updates to kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking and lack of amenities such as washer/dryer hook-ups. The General Partner has taken the property management in-house with the objective of reducing operating expenses. The mortgage and insurance are current; however, the real estate taxes for 2003, 2004 and 2005 are past due. The Operating General Partner is working with the city to establish a payment plan. The General Partner continues to fund operating deficits.
Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2005 audited financial statement indicates operations above breakeven due to improvements in occupancy. As of March 31, 2006, average occupancy at the property is 89%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The Operating General Partner continues to monitor the Operating Partnership.
The Operating General Partner of Mariner’s Pointe Limited Partnership I and Mariner’s Pointe Limited Partnership II entered into an agreement to sell the Mariner’s Pointe I & II. The transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The sales price for Mariner’s Pointe I & II was $4,587,705, which includes outstanding mortgage balances of approximately $3,998,707 and proceeds to the Investment Partnership of $262,403. Of the total Investment Partnership proceeds received, $110,860 represents a reimbursement of funds previously advanced to the Operating Partnership by the Investment Limited Partnership, $52,500 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership and approximately $14,501 is for third party legal costs. Proceeds from the sale of assets of $87,063 will be returned to cash reserves held by BCTC Fund III — Series 16. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Losses on the sale of the property were recorded by Series 16 of $(108,072), in the quarter ended March 31, 2006. The loss recorded represents the proceeds received by the Investment Limited Partner, net of their remaining investment balance. Accordingly, a loss on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of ($23,530) as of March 31, 2006.
Mid City Associates (Mid City Apartments) is a 58-unit, scattered site family property located in Jersey City, NJ. Through the first quarter of 2006 the property has an occupancy rate of 98%. The property is projected to have a positive cash flow in 2006. Through first quarter 2006, the property generated $12,441 of cash. A 3% rent increase was approved by the state agency when current leases expire. In 2006 it is estimated about 75% of the units will shift to the new rents. This will increase revenues about $15,000 in 2006. The mortgage and taxes are current.
Summersville Estates (Summersville Estates Limited Partnership) is a 24–unit property located in Summersville, Missouri. The property struggled in 2005, with an average occupancy of only 78% for the year. This was largely due to a lack of Rental Assistance on four units, which rented for significantly more than single family homes for rent in the area. Management has been in regular contact with the local housing authority to bring applicants with mobile vouchers to the property. The property manager, who also performs maintenance, has concentrated on getting vacant units rent-ready in a timely manner and improving curb appeal. As a result, occupancy was up to 92% for the month of March, 2006. The financial reports for the first quarter show that the property is generating cash and all vacant units are rent-ready. The Investment General Partner will continue to work with management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.
Greenfield Properties (Greenfield Properties, L.P.) is a 20-unit property located in Greenfield, Missouri. The property struggled to compete with low-priced single family home rentals in 2005, with an average occupancy of only

85% for the year. In an effort to improve occupancy, management is offering an incentive of a 27” television for signing a lease. As a result, occupancy for the month of December was up to 100%. Year to date average occupancy through the first quarter of 2006 was 95% and the property is generating cash. The Investment General Partner will continue to work with Management on maintaining improved occupancy and monitor operations closely until the property has stabilized. The mortgage, taxes and insurance are all current.
St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 84% for the year 2005. Based on the most recent information received, occupancy has been consistent with the prior year through March 2006. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the first quarter 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
Davenport Housing Associates (Crystal Ridge Apartments) is a 126-unit family property located in Davenport, Iowa. The Investment Limited Partner is Boston Capital Tax Credit Fund III L.P. - Series 16. The property produced credits from 1993 through 2004. Compliance will end in 2009. In the third quarter of 2005, the property was refinanced. The end result of the refinancing has been positive, with 2005 audited financial numbers reflecting a positive cash flow of $6,752. In the first quarter of 2006, the property reflected an occupancy rate of 87%, producing cash of $17,787. The recent success of the property can be directly attributed to the refinancing.
1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner’s assets. The Operating General Partner’s close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company’s success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. The property had strong occupancy of 95% for the first quarter of 2006 and is generating cash. The property was able to refinance at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. Current tenant files have been audited for tax compliance standards and are in review by the management. To date they have not come across any violations. Prior year 8823s continue to be reviewed to determine if issues can still be addressed.

(Series 17). As of March 31, 2006 and 2005, the average Qualified Occupancy for the Series was 99.75%. The series had a total of 47 properties at March 31, 2006, 46 of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $1,752,116 and $2,587,116, respectively, in passive income tax losses that were passed through to the investors and also provided $0.05 and $0.54, respectively, in tax credits per BAC to the investors. Series 17 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact some of the Operating Partnerships have entered their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 17 was $1,915,188 and $4,891,801, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2005 and 2004, Series 17 reflects net loss from Operating Partnerships of $(3,085,058) and $(1,400,083), respectively, which includes depreciation and amortization of $3,984,108 and $3,999,711, respectively. The significant increase in net loss in the current year was due to the prior year sale of one Operating Partnership, which is discussed below.
For the years ended March 31, 2006, 2005, and 2004, the net loss for series 17 was $4,861,581, $7,393,334, and $2,950,844, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Limited Partnerships in the prior year.
In an attempt to capitalize on the strong California real estate market, the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 (BCTC I) and Boston Capital Tax Credit Fund III-Series 17 (BCTC III), after repayment of advances made to the Operating Partnership, were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows:

$10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded as of March 31 2004 by Series 3 and Series 17 of $406,422 and $3,108, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the current year ended, March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. The average occupancy for this property has steadily increased. In 2004 it was 79%; it improved to an average of 84% in 2005, and through the first quarter of 2006 has increased to 100%. The site manager stated there are three affordable housing communities in this town, all competing with one another. Management continues to advertise due to the area competition. Through the first quarter of 2006, the property expended $16,000 in cash due to high expenses, mostly in utilities. If the property remains at 100% occupied, it should generate cash flow in 2006. The Operating General Partner continues to fund operating deficits. The mortgage, real estate taxes and insurance are current.
Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 LIHTC units) family property located in West Bath, ME. The final year of Tax Credits was 2004 and the LIHTC Compliance Period runs through 2008. The property was placed on watch effective January 2006 when the 2005 audit revealed the property expended $194 per unit, due to bad debt expenses, which amounted to $202 per unit. This expenditure was funded through the use of cash held in the partnership operating account. Financial statements through the first quarter of 2006 have been requested from the General Partner. Occupancy, which averaged 93% in 2005, remains steady through the first quarter of 2006. The Investment Limited Partner will work with management and the General Partner to implement an effective resident screening and collections policy. All real estate taxes, insurance, and mortgage payments are current. The Operating General Partner’s obligation to fund Operating Deficits is unlimited in time and amount.
Operations at Palmetto Properties Ltd. (Palmetto Villas) have historically suffered from low occupancy and significant deferred maintenance issues. Occupancy improved during 2005, and continues to be strong in 2006, averaging 94% in the first quarter. The property operated below breakeven in 2005, despite the occupancy improvement, due to an increase in operating expenses. Utility expenses increased, reflecting the increase in water and sewer fees. Administrative costs also rose from the prior year due to an increase in salaries. Lack of cash flow is also responsible for the reserves being below average. In September 2005, USDA Rural Development completed a re-amortization of the debt, combining the previously vouched taxes, thus easing the burden on the property for all outstanding loan balances due. The annual cost savings that will be realized by the Partnership totals approximately $20,000. With the savings, management intends to fully fund the replacement reserve account and to begin some needed capital improvements to correct deferred maintenance issues. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes. Management requested and received a rent increase of $35 per unit per month which was effective January 1, 2006. They also requested additional units of rental assistance and are looking to have approval on five units by June, 2006. The property is operating above breakeven in the first quarter of 2006. The Operating General Partner has expressed a desire to withdraw from the Partnership. The Investment General Partner has drafted documentation to admit an affiliate of the management company as the new Operating General Partner in the Partnership. It is anticipated that this transaction will be complete in June of 2006. The Investment General Partner continues to monitor the situation.
Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency has contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner’s assets. The Operating General Partner’s close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company’s success in operating the property effectively. As a result, occupancy for the first quarter of 2006 improved to 93%. The management company has implemented expense controls and has worked to decrease payables. The property also refinanced at the beginning of September and was able to pay some expenses from the proceeds of the refinance. The property is now reporting positive cash flow. Current tenant files have been audited for tax credit compliance standards and are in review by the Management. To date they have not come across any violations. Past 8823s are being reviewed to determine if any corrections can be made.
In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner’s interests. Of the proceeds, it is expected that $700,257, $235,742, $1,074,778, and $989,026, for Series 12, Series 14, Series 15, and Series 17, respectively, will be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. Provided this is the actual amount distributed, this represents a per BAC distribution of $.236, $.042, $.278, and $.198, for Series 12, Series 14, Series 15, and Series 17, respectively. The remaining proceeds of $643,691 are anticipated to be paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts expected to be paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005, additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the current year ended, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.
Shawnee Housing is a 52-unit development located in Topeka, KS. The Investment Limited Partner is Boston Capital Tax Credit Fund III – Series 17. The property produced credits from 1993 through 2003 with compliance ending in 2008. In the first quarter of 2006, the property was able to increase its occupancy level from the 2005 average of 90% to 94%. The General Partner continues to fund deficits despite an expired guarantee. The Investment Limited Partnership has been in discussions with the General Partner to sell the property shortly after compliance ends.
Henson Creek Manor Associates Limited Partnership (Henson Creek Manor) is a 105-unit development located in Fort Washington, MD. In December of 2004 a resident of the complex reported mold in windows of the unit. Inspection Connection was hired to inspect the unit in January 2005. Their report confirmed high humidity levels and the presence of mold in 3 units. Work orders were prepared for the maintenance staff to address moisture condensation and re-caulk the windows in those units. The steps the maintenance staff took did not fully resolve the issue and a contractor was hired in mid-October 2005 to install a pump system that would reduce the excess humidity in the units in an effort to stop mold growth. On October 20, 2005 while the contractor was cutting into the floor to install the sub pump system, the steel beams that support the unit were cut causing structural issues to the units. There were no injuries stemming from the collapse and the contractor’s insurance company is covering the cost of repair. An engineering company that deals with structural damage and mold remediation was hired in mid-March 2006. It took management several months to find a company that deals with both issues. The company has been working in the units and the repairs are anticipated to be completed at the end of July 2006. The Investment General Partner continues to monitor the situation.
Brewer Street Apartments LP (West Oaks Apartments) is a 50 unit family development located in Raleigh, NC. The property is being watched closely, effective January 2006 since the property operated at deficit of ($19,990) in 2005. The reason for the loss includes insufficient rental rates and high operating expenses, which exceed the state average by 10%. Although occupancy averaged 98% in 2005, the property expended cash of $634 per unit due to high operating costs. The primary drivers of elevated operating expenses were maintenance and management fees (which correlate to revenue generated). The

2005 deficit was covered by an under funding of the replacement reserve account and withdrawals from the replacement reserve for expensed improvements. The Investment Limited Partnership alerted the General Partner of the under funding, and proper funding promptly commenced in January of 2006. Through the first quarter of 2006, occupancy has averaged greater than 99% and annualized per unit operating expenses have declined by 4%, moving them closer to the state average. The 2006 year-to-date operations has yielded cash generated of $80 per unit. The Investment Limited Partner will assess whether there is potential for a rent increase. All real estate tax, insurance and mortgage payments remain current. The General Partner’s obligation to fund operating deficits is unlimited in time and amount.
(Series 18). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 34 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2005 and 2004, the series, in total, generated $2,194,674 and $2,406,077, respectively, in passive income tax losses that were passed through to the investors and also provided $0.19 and $1.06, respectively, in tax credits per BAC to the investors. Series 17 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact some of the Operating Partnerships have entered their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 18 was $726,046 and $1,935,611, respectively. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2005 and 2004, Series 18 reflects net loss from Operating Partnerships of $(2,270,257) and $(2,558,210), respectively, which includes depreciation and amortization of $2,660,275 and $2,653,403, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net loss for series 18 was $1,710,872, $6,339,698, and $2,885,843, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee.
Series 18 has invested in 4 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr., or an entity, which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. Lockport Elderly Apts. sustained major damage to shingles, roof vents and had water damage resulting from Hurricanes Rita and Katrina. Roof damage was covered by tarps. Missing shingles were replaced for $9,250. The partnership is currently receiving bids for roofing and sheetrock repairs. Insurance proceeds have not yet been received for Lockport Elderly. Natchitoches Elderly Apts sustained minor damage to shingles and building gutters resulting from Hurricane Rita. All repairs for Natchitoches Elderly Apts were completed on February 21, 2006 and were paid for out of operations. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.
In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.
In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS, so adjustments to tax credits will be made only for the tax years 2004 and later in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.
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
Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution. Rural Housing Services has also indicated that it will consent to the replacement of general partners noted above.
In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain various events.
Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Historically, the property has operated with high occupancy ranging in mid 90% and above break even. However, in 2004 average occupancy declined to 85% and resulted in cash expended of $35,000, which was funded by increasing payables by $43,000. Occupancy levels through the fourth quarter of 2005 average 83%. In the first quarter 2006, average physical occupancy dropped to 78%. The Operating General Partner has stated the market in Grand Rapids has been very soft since the beginning of 2004. The Operating General Partner’s management company, First Centrum Management took over the property management in February of 2006. First Centrum is working on implementing a new marketing plan to increase occupancy. The plan includes an increase in their outreach marketing effort by hiring consultants to implement a new sales program. The management company is also offering $126/month off scheduled rents, and $1 security deposits if prospective tenants move in within two weeks of application. The site manager is also authorized to offer 1 month free rent to close a deal. The current rent concessions make the one-bedroom units very competitive in the marketplace, which historically have commanded higher rents than older competing properties.
Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 92% through 2005. Based on the most recent information received, occupancy through March 2006 has been consistent with the prior year average. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Harris Housing Limited Partnership (Harris Music Building) is a building consisting of retail space and 38 units (all LIHTC) in West Palm Beach, FL. The final year of Tax Credit delivery was 2005 and the compliance period for the property ends in 2010. The property was placed on watch effective first quarter 2006 when the 2005 audit revealed a weakening performance. The property maintained a 93.8% average occupancy in 2005 and has reported a slight occupancy increase to 95.6%, as of the first quarter 2006. The 2005 audited financials reported significant increases in maintenance, insurance, and utility expenses. The first quarter 2006 financials show a hold on these operating expense increases. The Investment Limited Partner will work with property management to identify ways in which to lower operating costs. The Operating General Partner’s obligation to fund operating deficits has expired. Property mortgage, insurance, real estate taxes are current. Replacement reserves are also adequately funded. A site visit will be performed in the second quarter 2006.
Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. The property had an average occupancy for the first quarter of 2006 of 91% and is generating cash. Although payables and accrued expenses are lower than in previous years, the balances are still excessively high, as are tenant and subsidy receivables. The General Partner has confirmed that real estate taxes and water and sewer payments are current with the City of Boston. Management continues to work with the Boston Housing Authority to improve applicant processing and move-in; however, the process is still averaging more than 60 days. Additionally, the Boston Housing Authority’s certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. Currently, two of the commercial spaces are vacant and management is working with an area broker to secure new tenants. In December 2005 an appraisal survey was conducted of the commercial spaces and the resulting report showed higher revenue potential than is currently being realized. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The Operating General Partner has an unlimited guarantee in time and amount.
Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The management company is a related entity to the Operating General Partner. In late 2004, the Operating General Partner discovered mismanagement at the site level and took immediate steps to cure, including staffing changes. During this process, it was discovered that the tax credit files were being inadequately kept. The Investment General Partner dispatched its compliance department to conduct a full audit on all files, issuing a detailed report to the Operating General Partner. The Operating General Partner subsequently hired a third-party tax credit compliance consultant to assist in the correction of all non-compliance issues. The Investment General Partner has closely monitored the progress of this issue and all non-compliance issues have been addressed by the Florida housing agency’s deadline of April 30, 2005. On September 12, 2005, the Florida housing monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823’s, rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in between $500,000 to $700,000 in necessary repairs. In the fourth quarter of 2005, repairs began and all ten buildings are slated to receive new roofs, siding, windows and frames, stucco work and additional minor repairs, including those cited by Florida Housing Finance Corporation. In a letter dated February 28, 2006 from Florida Housing, the Finance Corporation stated that the property had been ‘granted relief’ until January 17, 2007. As long as the related work is completed and inspected by that date, the 8823’s will be officially rescinded. Repairs from the hurricanes continue and are on schedule to be completed by June of 2006.
Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. Although occupancy improved to 100% in the third and fourth quarters of 2005, the first quarter of 2006 saw a drop in average occupancy to 80%. In addition, the commercial spaces were vacant for most of 2004 and the first two quarters of 2005 because the City of Chelsea delayed issuing building permits due to outstanding trash violation fees. After the Operating General Partner paid the fees, the City released the building permits and the commercial storefronts are now occupied. The income generated from the commercial spaces has enabled the property to operate at above break-even for the first time in over a year. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property’s mortgage and property insurance are current. The Operating General Partner’s operating deficit guarantee is unlimited as to time and amount.
Parvin’s L.P. (Parvin’s Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Credit delivery began in 1993 and continued through 2003. The property operated below breakeven in 2005. The property expended cash mostly due to high debt service (specifically a high interest rate of 10.5%). Operating expenses were in line with previous year state averages. Debt service payments represented 54% of the property’s total income. The average occupancy for 2005 was 98% and dropped slightly to 96% through first quarter of 2006. The Investment General Partner has suggested the Operating General Partner investigate refinancing the property. The Operating General Partner continues to fund operating deficits.
Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 78% for 2005. Occupancy in the first quarter of 2006 dropped to 48%. The regional manager stated that occupancy levels have been dropping due to management evicting problem residents and trying to improve the reputation of the property. The regional manager feels confident that occupancy will increase and remain stable once all the problem residents are removed. The Operating General Partner is planning on completing $270,000 of capital improvements at the property over the next year. The improvements will be funded entirely by the General Partner. The General Partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and generate cash. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits. The mortgage, trade payables, property taxes, and insurance are current.
Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. Average occupancy through March 2006 was 88%. The property expended cash in the first quarter due to low occupancy and unit turnover expense. The management company recently replaced the site manager and maintenance person and anticipates that the new staff will help the property reach a stable level of occupancy in the second quarter. The new staff is working diligently to turn units as they come available. The Investment General Partner will continue to monitor occupancy and operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Evergreen Hills Associates, L.P. (Evergreen Hills Apartments) is a 72-unit property located in Macedon, NY. The property has historically operated below breakeven. The problem has been attributed to high operating expenses and historically low occupancy. New management has been effective in their marketing efforts using community events and advertising to attract a pool of qualified tenants. The property is in very good condition and the location is attractive to prospective residents. Management has made improvements to the roofs, sidewalks and decks to further enhance the quality of the property. Vacant units are quickly filled through word of mouth and advertising and a waitlist of qualified applicants was established. As a result, average occupancy has increased to 97% through the first quarter of 2006. Management has also worked to improve collections by enforcing late fees and using the eviction process to force residents to pay their rent on time. Additionally, management has had success in controlling operating expenses. They have reduced their reliance on maintenance contractors and are doing the majority of maintenance in-house. The only service currently contracted out is carpet cleaning and they have purchased the equipment necessary to perform all snow removal and icing. Administrative expenses have been reduced by decreasing the number of site management staff and decreasing office expenses. The management company negotiated and locked in a 20% decrease in insurance premiums through 2006. As a result of high occupancy and a decrease in operating expenses, the property is operating above breakeven through first quarter 2006. In 2005 the General Partner made advances to the property to properly fund the replacement reserve, operating reserve and the tax and insurance escrow due to deficiencies related to prior years operating shortfalls. The mortgage, trade payables, and taxes are all current.
Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property continued to operate below breakeven in 2005 due to low occupancy and high maintenance expenses related to resident turnover. The partnership complied with the USDA Rural Development workout plan and funded reserves at a higher level in 2005. Occupancy averaged 82% in 2005 and averaged 85% through March 31, 2006. Management is placing an additional advertisement in a larger newspaper and is targeting seniors for one-bedroom units through outreach with various housing programs. The challenges cited by management include the inability to rent to full time students, problem tenants that required eviction and limitations due to the state of the local economy. Representatives of the Investment General Partner visited the site during the fourth quarter to meet with the management company and to consider a potential roof replacement at Humboldt. The property has had problems with loose shingles and there will be a decision made on the potential roof replacement in the second quarter of 2006. The management company is addressing USDA Rural Development’s concerns regarding the condition of the roofs. The Investment General Partner will continue to closely monitor the property until occupancy improves and operations stabilize.
(Series 19). As of March 31, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31, 2006, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2005 and 2004, the series, in total, generated $2,266,709 and $2,440,564, respectively, in passive income tax losses that were passed through to the investors and also provided $0.44 and $1.28, respectively, in tax credits per BAC to the investors. Series 19 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact some of the Operating Partnerships have entered their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
As of March 31, 2006 and 2005, Investments in Operating Partnerships for Series 19 was $2,127,018 and $8,251,109, respectively. Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2005 and 2004, Series 19 reflects net loss from Operating Partnerships of $(2,530,854) and $(2,708,649), respectively, which includes depreciation and amortization of $3,157,456 and $3,160,742, respectively.
For the years ended March 31, 2006, 2005, and 2004, the net loss for series 19 was $6,459,685, $7,141,294, and $2,327,173, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee.
Series 19 has invested in 3 Operating Partnerships (the “Calhoun Partnerships”) in which the Operating General Partner initially was Reimer Calhoun, Jr. or an entity, which was affiliated with or controlled by Reimer Calhoun (the “Reimer Calhoun Group”). The Operating Partnerships are: Hebbronville Apts., Lone Star Seniors Apts., and Martindale Apts. The affordable housing properties owned by the Calhoun Partnerships are located in Texas and consist of approximately 68 apartment units in total. The low income housing tax credit available annually to Series 19 from the Calhoun Partnerships is approximately $78,750, which is approximately 1% of the total annual tax credit available to investors in Series 19.
In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun’s) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.
In late March, 2003, Reimer Calhoun, Jr. pleaded guilty to charges of wire fraud and conspiracy to commit equity skimming. At that time, the Investment General Partner obtained $1,282,202 from Reimer Calhoun for the purpose of offsetting any potential losses to tax credits caused by Mr. Calhoun’s fraud.
On September 25, 2003, judgment in a criminal case was entered against Reimer Calhoun, Jr. and TF Management, Inc. On Count 1, alleging wire fraud, Reimer Calhoun, Jr. was sentenced to 60 months in the custody of the United States Bureau of Prisons. On Count 2, Mr. Calhoun received a concurrent 60 month sentence. Mr. Calhoun’s prison sentence began on October 13, 2003. Mr. Calhoun was further fined $500,000 and ordered to pay restitution of $4,363,683 to various parties. The amount of restitution ordered paid to the Investment General Partner was $1,559,723. This amount includes the monies previously paid by Mr. Calhoun. The additional $277,521 was received in December 2003. All monies received from the Calhoun settlement have been allocated back to the Operating Partnerships as of August 2005.
The Investment General Partner has cooperated fully with the US Attorney in the investigation, and there has been no suggestion of any wrongdoing on the part of it or any of its affiliates.
In 2003, the Internal Revenue Service commenced an audit of the Calhoun Partnerships in order to determine the amount of overstated tax credits. The Investment General Partner has reached a resolution with the IRS, so adjustments to tax credits will be made only for the tax years 2004 and later in order to avoid amending tax returns already filed for the years 2001, 2002 and 2003. Final Closing Agreements were entered into with the IRS for each of the partnerships on May 25, 2005. At this point, the Investment Partnerships have incurred substantial legal and accounting costs based upon Mr. Calhoun’s fraud. It is further anticipated that the $1,559,723 will be sufficient to fully protect the investors and provide restitution to the Investment Partnerships affected.
With respect to each of the Calhoun Partnerships either (a) Reimer Calhoun’s controlling interest in the Operating General Partner has been assigned to Murray Calhoun, the son of Reimer Calhoun or (b) in some cases the Operating General Partner entity itself has been replaced with a new entity controlled by Murray Calhoun and in which Reimer Calhoun has no interest. Murray Calhoun is the principal of Calhoun Property Management, L.L.C., which has provided property level management services for the apartment properties owned by the Calhoun Partnerships. Murray Calhoun also cooperated fully with the criminal investigation of his father, and the Investment General Partner and its affiliates have confirmed directly with the US Attorney that no evidence was found of any wrongdoing on the part of Murray Calhoun.
Murray Calhoun and the Investment General Partner and its affiliates have all undertaken discussions with the Rural Housing Service of the U.S. Department of Agriculture, in its capacity as first mortgage lender for each of the Calhoun Partnerships, to make sure that all of the mortgage loans are and will continue to be in good standing notwithstanding the overstated credit and the criminal prosecution. Rural Housing Services has also indicated that it will consent to the replacement of general partners noted above.
In addition, Murray Calhoun and the Investment General Partner and its affiliates have entered into agreements which (a) cause Murray Calhoun to guarantee performance of all of the obligations to limited partners previously guaranteed by Reimer Calhoun, (b) tighten up the consent rights of the Investment General Partner in connection with changing general partners, management agents and partnership accountants, and (c) clarify the rights of the Investment General Partner to remove a general partner in the future in the event of certain various events.
Carrollton Villa, L.P. (Carrollton Villa) located in Carrollton, Missouri, has historically operated below breakeven as a result of low occupancy and very low rent levels. Occupancy at the property averaged 70% in 2005. The primary problem is that Carrolton, Missouri, has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. The property has also suffered from a poor reputation in the community. After the Operating General Partner interests were transferred to a non-profit agency in October 2004, management also changed. When the new management took over, they found numerous non-paying residents whom they had to evict. After this round of evictions, occupancy dropped and management has not been able to re-lease the units. In October 2005, Cohen Esrey, the property manager, stepped in as Operating General Partner. Upon the transfer of the Operating General Partner interest, the lender provided the property with grants in the amount of $75,000 for capital improvement needs. In the first quarter of 2006, management began the capital improvement plan that included painting all exterior doors, replacing shutters, installing new flag poles and other items that helped improve the property’s curb appeal. The new Operating General Partner has also changed the property’s name to Meadow Ridge in an effort to distance the property from its reputation. Management is currently offering one month free rent for a new resident as well as one-month free rent for resident referrals. They have expanded their outreach and advertising to attract potential residents from bordering communities. The property has also received an additional grant of $40,000 from the state to enable the property to reduce the rent for the residents but not lose any income. Management hopes that this grant will allow them to lease the vacant units. Upon transfer to the non-profit Operating General Partner, the mortgage became a cash flow only mortgage, which has helped in significantly reducing the negative cash flow. The mortgage will continue to be a cash flow only mortgage. The taxes, mortgage and insurance are all current.
Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The Investment Limited Partner is Boston Capital Tax Credit Fund III L.P. – Series 19. The property produced tax credits from 1994 through 2004 with compliance ending in 2008. In 2005 the property had an occupancy rate of 88%. In the first quarter of 2006 the property reflected an occupancy rate of 83%. Also, unbeknown to the Investment Limited Partner, the General Partner changed management firms effective January 1, 2006. The General Partner did not receive appropriate approval to change firms. The Investment Limited Partnership is working with the General Partner to resolve the issue. The Operating General Partner continues to fund deficiencies despite an expired guarantee.
Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The average occupancy for this property in 2005 was 97%. Average occupancy for the first quarter 2006 was 97%. Occupancy has been higher due to victims of Hurricane Katrina coming to reside at the property. Despite the increase in occupancy levels, the property continues to operate below breakeven due to higher operating expenses. The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer’s report issued in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; and metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes.
There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer’s report and address the issues as they presented. In 2006, $111,300 in repairs were included in the budget to address the structural issues; however, to date the high operating expenses are not allowing for the cash to be available to make the improvements.
The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are ongoing. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.
Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The local economy has declined due to loss of industry. As a result, the property is struggling with occupancy. Occupancy averaged 90% in 2005, and dipped to 83% during the fourth quarter, due to evictions for non-payment of rent. Low rents, rental concessions, and rental delinquency has led to low economic occupancy. The current rent levels coupled with current concessions is not allowing the property to break even. Management has implemented a more stringent resident selection plan and is working to minimize delinquency. The property’s mortgage is current and the replacement reserve is adequately funded. However, the tax and insurance escrow account was under funded by $8,853, with insufficient cash to cover the accrued tax liability. The operating deficit is being funded with a cash overdraft, which is currently at $12,290. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount and the property’s compliance period ends in 2009.
Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately 26 miles from downtown Atlanta. Occupancy suffered in the overheated competition of the Georgia market, hitting a low of 78% in July 2005. Consequently, the property had a shortfall of $82,590 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and this property is one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted low-risk evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 89% in the first quarter of 2006. The General Partner has continued to fund this property, with $158,718 in advances made to date.
Martindale Apartments is a 24-unit development located in Martindale, TX. The Investment Limited Partner is Boston Capital Tax Credit Fund III L.P. — Series 19. The property produced credits from 1994 through 2004 with compliance ending in 2009. In the first quarter of 2006 occupancy increased from 96% to 99%. The General Partner has an operating deficit guarantee which is unlimited in time and amount.
Hebbronville Apartments LTD is a 20 unit development located in Hebbronville, TX. The Investment Limited Partner is Boston Capital Tax Credit Fund III LP – Series 19. The property produced tax credits from 1994 through 2004 with compliance ending in 2009. In the first quarter of 2006, occupancy remains excellent at 100%; however, rents are stagnant and expenses are higher than state averages. The General Partner was able to secure rent increases at the property. On February 1, 2006 rents on one bedroom units increased from $431 to $468 and two bedroom units increased from $508 to $555. The increase should lead to improvements moving forward. The General Partner has an operating deficit guarantee which is unlimited in time and amount.

Contractual Obligations
As of March 31, 2006, the Fund has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Capital Contributions Payable	$162,519	$162,519		—	—	—
Asset Management Fees Payable to Affiliates	$22,728,772	$22,728,772	*	—	—	—

*	Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.
Off Balance Sheet Arrangements
None.
Principal Accounting Policies and Estimates
The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make various estimates and assumptions. A summary of significant accounting policies is provided in Note A to the financial statements. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund’s financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.
The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Limited Partnership.
If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Limited Partnership and includes the reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 — Revised (“FIN46R”), “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (“VIE”) in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity’s expected losses, the majority of the expected returns, or both.
Based on the guidance of FIN 46R, the operating limited partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund’s interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in its financial statements.
The Fund’s balance in investment in operating limited partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk- Not Applicable
Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 14 of this Annual Report on Form 10-K.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure — None
Item 9a.	Controls & Procedures
(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund’s periodic SEC filings.

(b)	Changes in Internal Controls

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant (a), (b), (c), (d) and (e)
The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”)) with principal responsibility for the Fund’s affairs.
John P. Manning, age 57, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As founding CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.
Richard J. DeAgazio, age 61, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer, since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice President of

Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England and the Board of Advisors for the Ron Burton Training Village, and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 44, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 59, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 42, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital, its affiliated entities and all Boston Capital sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)	The Fund has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The General Partner of the Fund, Boston Capital Associates LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to, Marc N. Teal Boston Capital Corp. One Boston Place Boston, MA 02108.
Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)
The Fund has no officers or directors. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the General Partner and its affiliates for the following fees during the 2006 fiscal year:
1. An annual fund management fee based on .5 percent of the aggregate cost of all Apartment Complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2006 was $2,098,275.
2. The Fund has reimbursed an affiliate of the General Partner a total of $150,972 for amounts charged to operations during the year ended March 31, 2006. The reimbursement includes postage, printing, travel, and overhead allocations.
3. The Partnership had previously recorded and paid $42,527, to BCAMLP in connection with the disposition of certain Operating Partnerships, which were incorrectly referred to as sale prep fees. The payments were actually for reimbursement of overhead and salary expenses incurred by Boston Capital and its Affiliates in connection with the disposition of the related Operating Partnerships.
During the current period, management of Boston Capital decided to discontinue requesting reimbursement for overheard and salary expenses related to the disposition of assets. Additionally, Boston Capital’s management has decided to reimburse all previous reimbursements for such items by reducing other liabilities due to Boston Capital and its Affiliates from the Partnership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2006, 21,996,102 BACs had been issued. The following Series are known to have one investor with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	7.58%
Series 16	9.27%
Series 17	8.87%
Series 18	8.46%
Series 19	8.66%
(b)	Security ownership of management.

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
The Fund has no officers or directors. However, under the terms of the Public Offering, various kinds of compensation and fees are payable to the General Partner and its Affiliates during the organization and operation of the Fund. Additionally, the General Partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described on page 26 of the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partner and its affiliates during the period from April 1, 1995 through March 31, 2006.
(b)	Certain business relationships.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Indebtedness of management.

None.

(d)	Transactions with promoters.

Not applicable.

Item 14.	Principal Accountant Fees and Services
Fees paid to the Fund’s independent auditors for Fiscal year 2006 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$28,260	$28,500	$22,780	$17,780	$15,130
Audit Related Fees	—	—	—	—	—
Tax Fees	13,725	13,200	10,400	7,950	6,550
All Other Fees	—	—	—	—	—

Total	$41,985	$41,700	$33,180	$25,730	$21,680

Fees paid to the Fund’s independent auditors for Fiscal year 2005 were comprised of the following
Fee Type

Audit Fees	$28,260	$28,500	$22,780	$17,780	$15,130
Audit Related Fees	1,200	1,200	1,200	1,200	1,200
Tax Fees	12,755	12,260	9,620	7,310	5,990
All Other Fees	—	—	—	—	—

Total	$42,215	$41,960	$33,600	$26,290	$22,320

Audit Committee
The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 —
Balance Sheets, March 31, 2006 and 2005
Statements of Operations for the years ended March 31, 2006, 2005, and 2004.
Statements of Changes in Partners’ Capital for the years ended March 31, 2006, 2005, and 2004.

Statements of Cash Flows for the years ended March 31, 2006, 2005, and 2004.
Notes to Financial Statements March 31, 2006, 2005, and 2004
Schedule III — Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.
(b) 1 Reports on Form 8-K
There were no reports on Form 8-K filed for the period ended March 31, 2006
(c)	1. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)
Exhibit No. 3 — Organization Documents.
a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund III L.P. (Incorporated by reference from Exhibit 3 to the Fund’s Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)
Exhibit No. 4 — Instruments defining the rights of security holders, including indentures.
a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund III L.P. (Incorporated by reference from Exhibit 4 to the Fund’s Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)
Exhibit No. 10 — Material contracts.
a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund’s Registration Statement No. 33-42999 on Form S-11 as filed with the Securities and Exchange Commission on September 26, 1991.)
Exhibit No. 13 — Financial Statements.
a.	Financial Statement of Boston Capital Tax Credit Fund III L.P., filed herein
Exhibit No. 23 Consents of experts and counsel.
Independent Auditor’s Reports for Operating Partnerships, filed herein.
Exhibit No. 28 — Additional exhibits.
a.	Agreement of Limited Partnership of Branson Christian County (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 1994).

b.	Agreement of Limited Partnership of Peachtree L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 1994).

c.	Agreement of Limited Partnership of Cass Partners, L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 1994).

d.	Agreement of Limited Partnership of Sable Chase of McDonough L.P. (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 8, 1994).

e.	Agreement of Limited Partnership of Ponderosa Meadows Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 12, 1994).

f.	Agreement of Limited Partnership of Hackley-Barclay LDHA (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on April 14, 1994).

g.	Agreement of Limited Partnership of Sugarwood Park (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 1994).

h.	Agreement of Limited Partnership of West End Manor of Union Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 29, 1994).

i.	Agreement of Limited Partnership of Vista Loma (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on May 31, 1994).

j.	Agreement of Limited Partnership of Palmetto Properties (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 1994).

k.	Agreement of Limited Partnership of Jefferson Square (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1994).

l.	Agreement of Limited Partnership of Holts Summit Square (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on June 27, 1994).

m.	Agreement of Limited Partnership of Harris Housing (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on July 8, 1994).

n.	Agreement of Limited Partnership of Branson Christian County II (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on September 1, 1994).

o.	Agreement of Limited Partnership of Chelsea Square (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on September 12, 1994).

p.	Agreement of Limited Partnership of Palatine Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on September 21, 1994).

q.	Agreement of Limited Partnership of Mansura Villa II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 19, 1994).

r.	Agreement of Limited Partnership of Haynes House Associates II Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 25, 1994).

s.	Agreement of Limited Partnership of Skowhegan Limited Partnership (Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on October 28, 1994).

t.	Agreement of Limited Partnership of Mt. Vernon Associates, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on November 19, 1994).

u.	Agreement of Limited Partnership of Clinton Estates, L.P.(Incorporated by reference from Registrant’s current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995.)
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

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

December 21, 2006	By:	/s/ John P. Manning

John P. Manning
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

December 21, 2006	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

December 21, 2006	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.