Form 10-Q
period 2006-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2007-01-23
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2006

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30,2006

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

Three MONTHS ENDED JUNE 30 10

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

Changes in Partners Capital Series 16 17

Changes in Partners Capital Series 17 18

Changes in Partners Capital Series 18 18

Changes in Partners Capital Series 19 19

Statements of Cash Flows 20

Statements of Cash Flows Series 15 22

Statements of Cash Flows Series 16 24

Statements of Cash Flows Series 17 26

Statements of Cash Flows Series 18 28

Statements of Cash Flows Series 19 30

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 34

Note D Investments 35

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 37

Combined Statements Series 16 38

Combined Statements Series 17 39

Combined Statements Series 18 40

Combined Statements Series 19 41

Liquidity 42

Capital Resources 43

Results of Operations 44

Critical Accounting Policies 62

Quantitative and Qualitative 63

Controls and Procedures 63

Part II Other Information 64

Item 1. Legal Proceedings...................................................................................................................................64

Item 1A. Risk Factors...............................................................................................................................................64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....64

Item 3. Defaults Upon Senior Securities...........................................................................................64

Item 4. Submission of Matters to a Vote of Security Holders...............................64

Item 5. Other Information.....................................................................................................................................64

Item 6. Exhibits and Reports on Form 8-K........................................................................................64

SIGNATURES 65

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 6,774,119	$ 7,337,365

OTHER ASSETS

Cash and cash equivalents	3,066,213	3,292,462
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	848,348	861,443
Other assets	78,746	78,475
	$ 10,767,426	$ 11,569,745

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 15,646	$ 41,411
Accounts payable affiliates	23,795,770	23,452,067
Capital contributions payable	162,519	162,519
	23,973,935	23,655,997

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(11,186,105)	(10,077,051)
General Partner	(2,020,404)	(2,009,201)
	(13,206,509)	(12,086,252)
	$ 10,767,426	$ 11,569,745

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 515,311	$ 594,892

OTHER ASSETS

Cash and cash equivalents	1,270,715	1,262,471
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	124,349	126,263
Other assets	27,273	27,002
	$ 1,937,648	$ 2,010,628

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,727,727	5,602,855
Capital contributions payable	4,208	4,208
	5,733,080	5,608,208

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,425,882)	(3,230,009)
General Partner	(369,550)	(367,571)
	(3,795,432)	(3,597,580)
	$ 1,937,648	$ 2,010,628

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,819,090	$ 1,974,221

OTHER ASSETS

Cash and cash equivalents	285,577	572,534
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	172,252	174,902
Other assets	-	-
	$ 2,276,919	$ 2,721,657

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 14,501	$ 40,266
Accounts payable affiliates	6,161,656	6,270,924
Capital contributions payable	71,862	71,862
	6,248,019	6,383,052

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(3,464,780)	(3,158,172)
General Partner	(506,320)	(503,223)

	(3,971,100)	(3,661,395)
	$ 2,276,919	$ 2,721,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,849,768	$ 1,915,188

OTHER ASSETS

Cash and cash equivalents	1,254,607	1,238,050
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	178,170	180,996
Other assets	46,473	46,473
	$ 3,329,018	$ 3,380,707

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,250,495	6,120,716
Capital contributions payable	67,895	67,895
	6,318,390	6,188,611

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(2,530,046)	(2,350,393)
General Partner	(459,326)	(457,511)
	(2,989,372)	(2,807,904)
	$ 3,329,018	$ 3,380,707

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 664,259	$ 726,046

OTHER ASSETS

Cash and cash equivalents	65,904	72,064
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	136,351	138,449
Other assets	5,000	5,000
	$ 871,514	$ 941,559

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,687,042	3,591,559
Capital contributions payable	18,554	18,554
	3,705,596	3,610,113

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(2,495,514)	(2,331,641)
General Partner	(338,568)	(336,913)
	(2,834,082)	(2,668,554)
	$ 871,514	$ 941,559

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,925,691	$ 2,127,018

OTHER ASSETS

Cash and cash equivalents	189,410	147,343
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	237,226	240,833
Other assets	-	-
	$ 2,352,327	$ 2,515,194

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	1,968,850	1,866,013
Capital contributions payable	-	-
	1,968,850	1,866,013

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	730,117	993,164
General Partner	(346,640)	(343,983)
	383,477	649,181
	$ 2,352,327	$ 2,515,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 5,807	$ 4,336
Other income	1,227	3,740
	7,034	8,076

Share of loss from Operating Partnerships(Note D)	(542,273)	(1,002,688)

Expenses
Professional fees	14,615	44,473
Fund management fee (Note C)	545,120	503,084
Amortization	13,096	13,096
General and administrative expenses	12,187	16,623
	585,018	577,276

NET LOSS	$ (1,120,257)	$(1,571,888)

Net loss allocated to limited partners	$ (1,109,054)	$(1,556,170)

Net loss allocated to general partner	$ (11,203)	$ (15,718)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2006	2005

Income
Interest income	$ 1,907	$ 1,639
Other income	712	814
	2,619	2,453

Share of loss from Operating Partnerships(Note D)	(79,582)	(119,749)

Expenses
Professional fees	805	11,580
Fund management fee	116,029	102,010
Amortization	1,913	1,913
General and administrative expenses	2,142	3,228
	120,889	118,731

NET LOSS	$ (197,852)	$ (236,027)

Net loss allocated to limited partners	$ (195,873)	$ (233,667)

Net loss allocated to general partner	$ (1,979)	$ (2,360)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2006	2005

Income
Interest income	$ 1,310	$ 745
Other income	436	638
	1,746	1,383

Share of loss from Operating Partnerships(Note D)	(152,610)	(166,421)

Expenses
Professional fees	2,805	10,679
Fund management fee	150,288	155,591
Amortization	2,650	2,650
General and administrative expenses	3,098	4,082
	158,841	173,002

NET LOSS	$ (309,705)	$ (338,040)

Net loss allocated to limited partners	$ (306,608)	$ (334,660)

Net loss allocated to general partner	$ (3,097)	$ (3,380)

Net loss per BAC	$ (.06)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2006	2005

Income
Interest income	$ 1,898	$ 1,537
Other income	14	644
	1,912	2,181

Share of loss from Operating Partnerships(Note D)	(64,245)	(219,988)

Expenses
Professional fees	3,282	8,677
Fund management fee	110,370	109,197
Amortization	2,828	2,828
General and administrative expenses	2,655	3,720
	119,135	124,422

NET LOSS	$ (181,468)	$ (342,229)

Net loss allocated to limited partners	$ (179,653)	$ (338,807)

Net loss allocated to general partner	$ (1,815)	$ (3,422)

Net loss per BAC	$ (.04)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2006	2005

Income
Interest Income	$ 242	$ 137
Other income	-	-
	242	137

Share of loss from Operating Partnerships(Note D)	(61,787)	(164,356)

Expenses
Professional fees	5,349	7,305
Fund management fee	94,596	88,240
Amortization	2,098	2,098
General and administrative expenses	1,940	2,448
	103,983	100,091

NET LOSS	$ (165,528)	$ (264,310)

Net loss allocated to limited partners	$ (163,873)	$ (261,667)

Net loss allocated to general partner	$ (1,655)	$ (2,643)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2006	2005

Income
Interest income	$ 450	$ 278
Other income	65	1,644
	515	1,922

Share of loss from Operating Partnerships(Note D)	(184,049)	(332,174)

Expenses
Professional fees	2,374	6,232
Fund management fee	73,837	48,046
Amortization	3,607	3,607
General and administrative expenses	2,352	3,145
	82,170	61,030

NET LOSS	$ (265,704)	$ (391,282)

Net loss allocated to limited partners	$ (263,047)	$ (387,369)

Net loss allocated to general partner	$ (2,657)	$ (3,913)

Net loss per BAC	$ (.07)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2006

(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(10,077,051)	$ (2,009,201)	$(12,086,252)

Distribution	-	-	-

Net income (loss)	(1,109,054)	(11,203)	(1,120,257)

Partners' capital (deficit), June 30, 2006	$(11,186,105)	$ (2,020,404)	$(13,206,509)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2006	$ (3,230,009)	$ (367,571)	$ (3,597,580)

Distribution	-	-	-

Net income (loss)	(195,873)	(1,979)	(197,852)

Partners' capital (deficit), June 30, 2006	$ (3,425,882)	$ (369,550)	$ (3,795,432)

Series 16
Partners' capital (deficit) April 1, 2006	$ (3,158,172)	$ (503,223)	$ (3,661,395)

Distribution	-	-	-

Net income (loss)	(306,608)	(3,097)	(309,705)

Partners' capital (deficit), June 30, 2006	$ (3,464,780)	$ (506,320)	$ (3,971,100)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2006	$ (2,350,393)	$ (457,511)	$ (2,807,904)

Distribution	-	-	-

Net income (loss)	(179,653)	(1,815)	(181,468)

Partners' capital (deficit), June 30, 2006	$ (2,530,046)	$ (459,326)	$ (2,989,372)

Series 18
Partners' capital (deficit) April 1, 2006	$ (2,331,641)	$ (336,913)	$ (2,668,554)

Distribution	-	-	-

Net income (loss)	(163,873)	(1,655)	(165,528)

Partners' capital (deficit), June 30, 2006	$ (2,495,514)	$ (338,568)	$ (2,834,082)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Three months Ended June 30, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2006	$ 993,164	$ (343,983)	$ 649,181

Distribution	-	-	-

Net income (loss)	(263,047)	(2,657)	(265,704)

Partners' capital (deficit), June 30, 2006	$ 730,117	$ (346,640)	$ 383,477

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Loss	$(1,120,257)	$(1,571,888)
Adjustments
Distributions from Operating Partnerships	18,451	75,130
Amortization	13,096	13,096
Share of Loss from Operating Partnerships	542,273	1,002,688
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(25,765)	-
Decrease (Increase) in other assets	(271)	(1,500)
(Decrease) Increase in accounts payable affiliates	343,703	26,857

Net cash (used in) provided by operating activities	(228,770)	(455,617)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	2,521	-

Net cash (used in) provided by investing activities	2,521	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(226,249)	(455,617)

Cash and cash equivalents, beginning	3,292,462	3,776,197

Cash and cash equivalents, ending	$ 3,066,213	$ 3,320,580

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 15

	2006	2005
Cash flows from operating activities:

Net Loss	$ (197,852)	$ (236,027)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	1,913	1,913
Share of Loss from Operating Partnerships	79,582	119,749
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(271)	(1,500)
(Decrease) Increase in accounts payable affiliates	124,872	(175,121)

Net cash (used in) provided by operating activities	8,244	(290,986)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 15

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,244	(290,986)

Cash and cash equivalents, beginning	1,262,471	1,637,682

Cash and cash equivalents, ending	$ 1,270,715	$ 1,346,696

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 16

	2006	2005
Cash flows from operating activities:

Net Loss	$ (309,705)	$ (338,040)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	2,650	2,650
Share of Loss from Operating Partnerships	152,610	166,421
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(25,765)	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	(109,268)	172,993

Net cash (used in) provided by operating activities	(289,478)	4,024

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	2,521	-

Net cash (used in) provided by investing activities	2,521	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 16

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(286,957)	4,024

Cash and cash equivalents, beginning	572,534	386,390

Cash and cash equivalents, ending	$ 285,577	$ 390,414

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 17

	2006	2005
Cash flows from operating activities:

Net Loss	$ (181,468)	$ (342,229)
Adjustments
Distributions from Operating Partnerships	1,173	-
Amortization	2,828	2,828
Share of Loss from Operating Partnerships	64,245	219,988
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	129,779	(170,218)

Net cash (used in) provided by operating activities	16,557	(289,631)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 17

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,557	(289,631)

Cash and cash equivalents, beginning	1,238,050	1,549,157

Cash and cash equivalents, ending	$ 1,254,607	$ 1,259,526

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 18

	2006	2005
Cash flows from operating activities:

Net Loss	$ (165,528)	$ (264,310)
Adjustments
Distributions from Operating Partnerships	-	2,269
Amortization	2,098	2,098
Share of Loss from Operating Partnerships	61,787	164,356
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable	-	-
(Decrease) Increase in accounts payable affiliates	95,483	96,366

Net cash (used in) provided by operating activities	(6,160)	779

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 18

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,160)	779

Cash and cash equivalents, beginning	72,064	71,958

Cash and cash equivalents, ending	$ 65,904	$ 72,737

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 19

	2006	2005
Cash flows from operating activities:

Net Loss	$ (265,704)	$ (391,282)
Adjustments
Distributions from Operating Partnerships	17,278	72,861
Amortization	3,607	3,607
Share of Loss from Operating Partnerships	184,049	332,174
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in accounts receivable
(Decrease) Increase in accounts payable affiliates	102,837	102,837

Net cash (used in) provided by operating activities	42,067	120,197

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 19

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,067	120,197

Cash and cash equivalents, beginning	147,343	131,010

Cash and cash equivalents, ending	$ 189,410	$ 251,207

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund III L.P. (the "Fund") was formed under the laws of the State of Delaware as of September 19, 1991 for the purpose of acquiring, holding, and disposing of limited partnership interests in Operating Partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The General Partner of the Fund continues to be Boston Capital Associates III L.P., a Delaware limited partnership. The general partner of the General Partner is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the General Partner is Capital Investment Holdings, a general partnership whose partners are various officers and employees of Boston Capital Partners, Inc., and its affiliates. The assignor limited partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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
June 30, 2006

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2006 and for the three months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2006 the Fund has accumulated unallocated acquisition amortization totaling $1,044,993.  The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2006 and 2005 is as follows:

	2006	2005

Series 15	$ 164,820	$157,168
Series 16	291,179	280,579
Series 17	249,581	238,268
Series 18	178,586	170,195
Series 19	160,827	146,398
	$1,044,993	$992,608

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

June 30, 2006 and 2005 are as follows:

	2006	2005

Series 15	$124,878	$124,878
Series 16	163,653	172,994
Series 17	129,780	129,781
Series 18	95,487	95,487
Series 19	102,837	102,837
	$616,635	$625,977

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2006 and 2005, the Fund had limited partnership interests in 235 and 237 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2006 and 2005 is as follows:

	2006	2005
Series 15	66	66
Series 16	62	64
Series 17	47	47
Series 18	34	34
Series 19	26	26
	235	237

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2006 and 2005 are as follows:

	2006	2005

Series 15	$ 4,208	$ 4,208
Series 16	71,862	72,362
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$162,519	$163,019

During the three months ended June 30, 2006 the partnership did not dispose of any of the operating limited partnerships however did receive additional proceeds from a operating limited partnership which was disposed of in the prior year. A summary of the dispositions by Series for June 30, 2006 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	-	-	$-	$-
Series 16	-	-	2,521	2,521
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	-	-	$2,521	$2,521

* Partnership proceeds from disposition includes additional proceeds received for a sale of an operating partnership recorded as of March 31, 2006, of $2,521 for Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the three months ended June 30, 2005 the partnership did not dispose of any of the operating limited partnerships and did not receive any additional proceeds from operating limited partnerships which were disposed of in the prior year.

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from operating partnership investments. The largest difference is the ability for tax purposes, to deduct losses in excess of the partnership's investment in the operating partnership. As such, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2006.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2006	2005

Revenues
Rental	$ 2,762,272	$ 2,580,110
Interest and other	337,842	135,450

	3,100,114	2,715,560

Expenses
Interest	614,952	631,535
Depreciation and amortization	812,954	835,793
Operating expenses	1,958,363	1,803,115
	3,386,269	3,270,443

NET LOSS	$ (286,155)	$ (554,883)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (283,293)	$ (549,334)

Net loss allocated to other Partners	$ (2,862)	$ (5,549)

* Amounts include $203,711 and $429,585 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2006	2005

Revenues
Rental	$ 3,287,898	$ 3,575,648
Interest and other	141,185	98,988

	3,429,083	3,674,636

Expenses
Interest	712,706	764,180
Depreciation and amortization	1,032,003	1,099,969
Operating expenses	2,447,348	2,420,571
	4,192,057	4,284,720

NET LOSS	$ (762,974)	$ (610,084)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (755,344)	$ (603,983)

Net loss allocated to other Partners	$ (7,630)	$ (6,101)

* Amounts include $602,734 and $437,562 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2006	2005

Revenues
Rental	$ 3,285,230	$ 3,232,766
Interest and other	159,982	124,952

	3,445,212	3,357,718

Expenses
Interest	749,142	767,216
Depreciation and amortization	876,950	873,496
Operating expenses	2,150,455	2,127,478
	3,776,547	3,768,190

NET LOSS	$ (331,335)	$ (410,472)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (328,021)	$ (406,366)

Net loss allocated to other Partners	$ (3,314)	$ (4,106)

* Amounts include $263,776 and $186,378 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2006	2005

Revenues
Rental	$ 1,930,164	$ 1,807,582
Interest and other	112,687	90,786

	2,042,851	1,898,368

Expenses
Interest	442,991	446,137
Depreciation and amortization	708,162	652,684
Operating expenses	1,507,816	1,246,247
	2,658,969	2,345,068

NET LOSS	$ (616,118)	$ (446,700)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (609,957)	$ (446,700)

Net loss allocated to other Partners	$ (6,161)	$ -

* Amounts include $548,170 and $282,344 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2006	2005

Revenues
Rental	$ 2,568,748	$ 2,551,528
Interest and other	163,200	114,482

	2,731,948	2,666,010

Expenses
Interest	780,225	798,776
Depreciation and amortization	641,793	705,006
Operating expenses	1,613,365	1,553,412
	3,035,383	3,057,194

NET LOSS	$ (303,435)	$ (391,184)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (300,401)	$ (387,272)

Net loss allocated to other Partners	$ (3,034)	$ (3,912)

* Amounts include $116,352 and $55,098 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

The Fund accounts for its investments using the equity method of accounting. Under the equity method of accounting, the Fund adjusts its investment cost for its share of each Operating Partnerships results of operations and for any distributions received or accrued. However, the
Fund recognizes individual operating losses only to the extent of capital contributions. Excess losses are suspended for use in future years to offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the year ended December 31, 2006 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2006 were $616,635 and total fund management fees accrued as of June 30, 2006 were $23,072,475. Pursuant to the Partnership Agreement, there liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy there liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2006, an affiliate of the general partner of the fund advanced a total of $723,295 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $14,761 was advanced during the quarter ended June 30, 2006. Below is a summary, by series, of the total advances made to date.

2006
Series 17	$635,362
Series 18	87,933
$723,295

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

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

During the quarter ended June 30, 2006, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $4,208 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2006.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in two of the Operating Partnerships.

During the quarter ended June 30, 2006, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $71,862 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of June 30, 2006.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 47 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in two of the Operating Partnerships.

During the quarter ended June 30, 2006, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of June 30, 2006. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended June 30, 2006, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 2006.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 2006, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2006.

Results of Operations

As of June 30, 2006 and 2005, the Fund held limited partnership interests in 235 and 237 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which complied with the Minimum Set-Aside Test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the Rent Restriction Test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred, net of reporting fees received, for the quarter ended June 30, 2006 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $116,029, $150,288, $110,370, $94,596, and $73,837 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 66 properties June 30, 2006. Out of the total, 65 were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 15 reflects net loss from Operating Partnerships of $(286,155) and $(554,883), respectively, which includes depreciation and amortization of $812,954 and $835,793, respectively.

In an attempt to capitalize on the strong California real estate market, the Operating General Partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and Boston Capital Tax Credit Fund III-Series 15 were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the Investment Partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $360,750 was paid to BCAMLP for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount to be paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding asset management fees due to BCAMLP. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the Investment Limited Partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, the gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3 respectively of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager, and advertising in local publications. Although the property is still operating below breakeven, management efforts have started to take effect, with improved cash flow and increased occupancy over the first and second quarters of 2006. Average occupancy for the second quarter of 2006 was up to 92% from 79% in the first quarter. The average 2006 occupancy is 85%, compared to 74% in 2005. The mortgage payments, taxes, insurance, and accounts payable are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four-year loan with the first two years requiring monthly interest payments only. In April 2005, the Investment Limited Partner agreed to supplement the General Partner's funding of operating deficits by advancing necessary funds at quarterly intervals through the end of the 2007 compliance period. The Investment Limited Partners' advances are limited to 25% of the General Partner's documented operating deficit funding advances and will not exceed $25,000 in aggregate. The Investment Limited Partner advanced $5,025 to the property during the first and second quarter of 2006, bringing the total advances under this agreement to $8,900.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy through the second quarter for 2006 was 75%. Despite low occupancy, the property operated above breakeven by generating $9,471 of cash through the second quarter of 2006. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. A rental increase is going to be submitted for approval this year to go into effect in 2007. The mortgage payments, taxes, insurance, and accounts payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Although it is located within the Hurricane Rita affected area; the property did not suffer any damages. Instead, some residents displaced from the southern part of the state evacuated to Livingston and are living at the property. USDA Rural Development has provided temporary rental assistance. However, the rental assistance only runs through September 2006. To retain these evacuees as residents, the site manager referred them to agencies providing assistance with apartment furnishing, and to potential employment opportunities. Despite management's best efforts, most evacuees chose to return to their hometowns after a few months. Average occupancy for 2005 was 87%. Despite a 2006 year to date average occupancy of 79%, the property continues to operate at breakeven through the second quarter. This is due to a reduction in maintenance expenses. The site manager decreased maintenance expenses by hiring a resident to do maintenance work at the property instead of hiring a contractor, which was more expensive. The mortgage payments, taxes, insurance, and accounts payables are current. The Operating General Partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. The property expended ($24,560) in 2005 with an occupancy rate of 92%. In the second quarter of 2006, occupancy maintained at 98%. If the property can maintain this high occupancy level, it should reach breakeven status by year end. The Operating General Partner, MRV, Inc. funded operating deficits in 2005 despite an expired guarantee and has stated that they will continue to fund any deficits if applicable.

Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit apartment complex for families located in Utica, OH. In 2005 the property had an occupancy rate of 75% and had a loss of cash in the amount of ($3,816). In the second quarter of 2006 the property reflected an occupancy rate of 75%, and had a loss of cash in the amount of ($1,908). The Operating General Partner changed managing agents effective January 1, 2006 without prior approval of the Investment General Partner. After investigating this matter, the previous management agent informed the Investment General Partner that they terminated their contract. The new managing agent is working to resolve the vacancy problem by preparing all vacant units to be market ready and networking with local businesses for income qualified applicants. The Operating General Partner continues to fund deficiencies despite an expired guarantee.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds of $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units. Rural Development is requiring that the project be rebuilt. The Operating General Partner received insurance proceeds for reconstruction in January 2005. The proceeds were less than the anticipated rebuilding costs; however, the

Operating General Partner has secured increased rental amounts per Rural Development so that the property can sustain additional debt. A contractor has been selected to rebuild the property. The anticipated construction completion date is October 2006 well before the required completion date of December 2006. The Investment General Partner entered into an agreement with the Operating General Partner for the transfer of the Investment Limited Partner's interest in Wood Park Pointe. The Operating General Partner will assume the outstanding mortgage balance of $1,136,402 and the additional debt for the construction of the property and cash proceeds to the Investment General Partner of $37,000. The sale is expected to occur in the first quarter of 2007. Of the anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $29,500 will be returned to cash reserves held by BCTC Fund III LP - Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligation of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Lake View Associates (Lake View Green Apartments) is a 24-unit property located in Lake View, SC. Low occupancy, due to the lack of rental assistance, has hindered this property's performance. Occupancy, which averaged 79% in 2005, rose to 83% through the second quarter of 2006. Management has had difficulty finding residents that are able to pay the rental rates necessary to sustain the property. Due to federal and state cutbacks, residents are not receiving the rental assistance payments that were expected when the property was originally underwritten. Current operating expense levels exceed the state average by 5%, and at current income levels, it would be necessary to increase occupancy to full capacity or decrease operating expenses by 10% to achieve breakeven operation. The mortgage, taxes, insurance and payables are current. The compliance period for the property ends in 2007. The Operating General Partner's obligation to fund operating deficits is unlimited in time and amount.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property has had trouble competing with properties that receive rental assistance. As a result, management has been forced to reduce rents to maintain occupancy. The reasons for the cash flow deficit include fluctuating occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. Throughout the second quarter of 2006, the property has maintained 93% average occupancy. Management will continue to market through local media and civic organizations and will continue to monitor the possibility of a rental increase. Mortgage, taxes, insurance and payables to non-related entities are current. The Operating General Partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2007.

Series 16

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 62 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 16 reflects net loss from Operating Partnerships of $(762,974) and $(610,084), respectively, which includes depreciation and amortization of $1,032,003 and $1,099,969, respectively.

Cass Partners, LP (The Fitzgerald Building) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below break even due to low occupancy. Through the second quarter of 2006 physical occupancy was 33%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as updates to kitchen appliances. Also affecting the marketing of the property is its downtown location, and its lack of parking and amenities such as washer/dryer hook-ups. The Operating General Partner has taken the property management in-house with the objective of reducing operating expenses. The mortgage, taxes, and insurance are current as of June 2006. The Operating General Partner continues to fund operating deficits.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2005 audited financial statement indicates operations above breakeven due to improvements in occupancy. As of June 30, 2006 average occupancy at the property is 90%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The Operating General Partner continues to monitor the Operating Partnership.

The Operating General Partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II entered into an agreement to sell the Mariner's Pointe I & II. The transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The sales price for Mariner's Pointe I & II was $4,587,705, which includes outstanding mortgage balances of approximately $3,998,707 and proceeds to the Investment Partnership of $264,924. Of the total Investment Partnership proceeds received, $110,860 represents a reimbursement of funds previously advanced to the Operating Partnership by the Investment Limited Partnership, $52,500 represents payment of outstanding reporting fees due to an affiliate of the Investment Partnership and approximately $14,501 is for third party legal costs. Proceeds from the sale of $87,063 will be returned to cash reserves held by BCTC Fund III - Series 16. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnership. After all outstanding obligations of the Investment Partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Losses on the sale of the property were recorded by Series 16 of $(108,072), in the quarter ended March 31, 2006. The loss recorded represents the proceeds received by the Investment Limited Partner, net of their remaining investment balance. Accordingly, a loss on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of ($23,530) as of March 31, 2006. At the time of the sale, the Operating General Partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the Investment Limited Partnership share of the remaining funds was paid in June 2006. Accordingly, a gain was recorded for the total additional proceeds received in the amount of $2,521 as of June 30, 2006.

Mid City Associates (Mid City Apartments) is a 58-unit, scattered site family property located in Jersey City, NJ. Through the second quarter of 2006 the property has an occupancy rate of 98%. The property is projected to have a positive cash flow in 2006. Through second quarter 2006, the property generated $25,486 of cash. A 3% rent increase was approved by the state agency when current leases expire. In 2006 it is estimated about 75% of the units will shift to the new rents. This will increase revenues about $15,000 in 2006. The mortgage and taxes are current.

Summersville Estates (Summersville Estates Limited Partnership) is a 24-unit property located in Summersville, Missouri. The property struggled in 2005, with an average occupancy of only 78% for the year. This was largely due to a lack of rental assistance on four units. The rent on these four units is more than the cost to rent many of the single family homes in the area. Management has been in regular contact with the local housing authority to bring applicants with mobile vouchers to the property. The property manager, who also performs maintenance, has concentrated on getting vacant units rent-ready in a timely manner and improving the curb appeal of the property. As a result, occupancy has steadily improved since 2005 and was at 92% at the end of April 2006. The financial reports show that the property is operating above breakeven and all vacant units are rent-ready. The Investment General Partner will continue to work with Management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Greenfield Properties (Greenfield Properties, L.P.) is a 20-unit property located in Greenfield, Missouri. The property struggled to compete with single family home rentals in 2005, resulting in an average occupancy of only 85% for the year. In an effort to improve occupancy, management is giving away a 27" television as incentive for signing a lease. As a result average occupancy through May of 2006 was 92% and the property is operating above breakeven. The

Investment General Partner will continue to work with management on maintaining improved occupancy and monitor operations closely until the property has stabilized. The mortgage, taxes and insurance are all current.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 84% for the year 2005. Based on the most recent information received, occupancy has been consistent with the prior year through June 2006. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the second quarter 2006. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. The Operating General Partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy decreased from 95% in the first quarter to 84% in the second quarter as a result of two routine move-outs, two evictions, and two unforeseen move-outs due to health-related issues. Occupancy began to improve again in June 2006, however, management reported that July occupancy was down again. Despite the fluctuation in occupancy, the property is generating cash. The Investment Limited Partner will continue to monitor occupancy and cash flow. The property refinanced at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. Current tenant files have been audited for tax compliance standards and Management has found no violations. Prior year 8823s continue to be reviewed to determine if issues can still be addressed.

Series 17

As of June 30, 2006 and 2005, the average Qualified Occupancy for the series was 99.7%.  The series had a total of 47 properties at June 30, 2006.  Out of the total 46 were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 17 reflects net loss from Operating Partnerships of $(331,335) and $(410,472), respectively, which includes depreciation and amortization of $876,950 and $873,496, respectively.

In an attempt to capitalize on the strong California real estate market, the Operating General Partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and Boston Capital Tax Credit Fund III-Series 17, after repayment of advances made to the Operating Partnership, were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each Investment Partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the Investment Limited Partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the Investment Limited Partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded as of March 31 2004 by Series 3 and Series 17 of $406,422 and $3,108, respectively.

The gains recorded represented the proceeds received by the Investment Limited Partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. The average occupancy for this property has steadily increased. In 2004 it was 79%; it improved to an average of 84% in 2005, and through June 2006, the occupancy averaged 89%. If occupancy remains steady in 2006, the property should generate positive cash flow in 2006. The Operating General Partner continues to fund any operating deficits. The mortgage, real estate taxes and insurance are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 Low-Income Housing Tax Credit units) family property located in West Bath, ME. The final year of tax credits was 2004 and the LIHTC compliance period runs through 2008. The property was placed on watch effective January 2006 when the 2005 audit revealed the property expended $194 per unit, due to bad debt expenses, which amounted to $202 per unit. This expenditure was funded through the use of cash held in the partnership operating account. Occupancy, which averaged 93% in 2005, decreased to 89% through the second quarter of 2006. The Investment Limited Partner will continue to monitor collections and work with management and the Operating General Partner to implement a more effective resident screening and collections policy. All taxes, insurance, and mortgage payments are current. The Operating General Partner's obligation to fund operating deficits is unlimited in time and amount.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida has historically suffered from low occupancy and significant deferred operation issues. Occupancy improved during 2005, and continues to be strong in 2006 averaging 94% through the second quarter. The property operated below breakeven in 2005, despite the occupancy improvement, due to an increase in operating expenses. Utility expenses increased reflecting the increase in water and sewer fees. Administrative costs also rose from prior year due to an increase in salaries. Lack of cash flow is also responsible for the reserves being below average. In September 2005, Rural Development completed a re-amortization of the debt, combining the previously vouched taxes, thus easing the burden of the monthly debt service payments. The resulting annual cost savings is approximately $20,000. With the savings, management intends to fully fund the replacement reserve account and correct deferred maintenance issues. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes. Management requested and received a rent increase of $35 per unit per month, which was effective January 1, 2006. As a result of the increased revenues and the cost savings realized in the debt service, the Fund is operating above breakeven through the second quarter of 2006. The management company has submitted a request to Rural Development for five additional units of rental assistance. The Operating General Partner has executed documents to withdraw from the Fund. The documents admit an affiliate of the Management Company as the new Operating General Partner in the Fund. It is anticipated that Rural Development is expected to approve both the Operating General Partner transfer and the additional units of rental assistance by August of 2006. The Investment General Partner continues to monitor the situation.

Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. The Operating General Partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. As a result, occupancy for the second quarter of 2006 was 98% and year to date occupancy is 97%. Management has implemented expense controls and has worked to decrease payables. The property also refinanced at the beginning of September and was able to pay some expenses from the proceeds of the refinance. The property is now reporting positive cash flow. Current tenant files have been audited. Past 8823s are being reviewed to determine if any corrections can be made.

In October 2004, while attempting to capitalize on the strong California real estate market, the Operating General Partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the Investment Limited Partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Boston Capital Tax Credit Fund III-Series 15 and Series 17 (BCTC III), respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the Investment Partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the Investment Partnership and $3,643,494 is the estimated proceeds from the sale of the Investment Limited Partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds of $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding Asset Management Fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the Investment Partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the Investment Limited Partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the Investment Limited Partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17 respectively of the sales proceeds were refunded to BCAMLP to pay accrued Asset Management Fees.

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS.  The Operating General Partner replaced the managing agent at the end of 2005 and occupancy has increased steadily from a low of 85% to a high of 98% as of the second quarter of 2006 with cash generated of $14,438. The Operating General Partner will continue to fund deficits despite an expired guarantee. The Investment Limited Partnership has been in discussions with the Operating General Partner to sell the property shortly after compliance ends.

Henson Creek Manor Associates Limited Partnership (Henson Creek Manor) is a 105-unit development located in Fort Washington, MD. In December of 2004 a resident of the complex reported mold in windows of the unit. Inspection Connection was hired to inspect the unit in January 2005.  Their report confirmed high humidity levels and the presence of mold in 3 units. Work orders were prepared for the maintenance staff to address moisture condensation and re-caulk the windows in those units.  The steps the maintenance staff took did not fully resolve the issue and a contractor was hired in October 2005 to install a pump system that would reduce the excess humidity in the units in an effort to stop mold growth. On October 20, 2005 while the contractor was cutting into the floor to install the pump system, the steel beams that support the unit were cut causing structural issues to the units. There were no injuries stemming from the collapse and the contractor's insurance company is covering the cost of repair. An engineering company that deals with structural damage and mold remediation was hired in mid-March 2006. It took management several months to find a company that deals with both issues. The company has been working in the units and to date six units remain affected and vacant due to both the mold and structural damage. The repairs will be completed by the first week of November 2006. The Investment General Partner continues to monitor the situation.

Brewer Street Apartments LP (West Oaks Apartments) is a 50 unit family development located in Raleigh, NC. The property operated at a deficit of ($7,609) in 2005. The reasons for the loss include insufficient rental rates and high operating expenses, which exceeded the state average by 10% in 2005. Although occupancy averaged 98% in 2005, the property expended cash due to high operating costs. The primary drivers of elevated operating expenses were maintenance and management fees (which correlate to revenue generated). The 2005 deficit was covered by the under funding of the replacement reserve account and withdrawals from the replacement reserve for expensed improvements. The Investment Limited Partnership alerted the Operating General Partner of the under funding of the reserve account, and proper funding promptly commenced in January of 2006. Through the second quarter of 2006, occupancy has averaged greater than 99% and annualized per unit operating expenses remain at 2005 levels. Year-to-date operations have yielded annualized cash generated of $195 per unit. In June of 2006 the partnership accepted a "soft" preservation loan from the state of North Carolina, the proceeds of which will be used to rehabilitate the property, making it more competitive in the Raleigh affordable housing market and greatly reducing maintenance expenses. The Investment Limited Partner will assess whether there is potential for a rent increase after rehabilitation work has been completed. All real estate tax, insurance and mortgage payments remain current. The Operating General Partner's obligation to fund operating deficits is unlimited in time and amount.

Series 18

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 18 reflects net loss from Operating Partnerships of $(616,118) and $(446,700), respectively, which includes depreciation and amortization of $708,162 and $652,684, respectively.

Series 18 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr., or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. Lockport Elderly Apts. sustained major damage to shingles, roof vents and had water damage resulting from Hurricane Rita and Katrina. Roof damage was covered by tarps. Missing shingles were replaced for $9,250. Roofing bid from Bolt Construction in the amount of $72,915 was denied. Currently receiving bids for minor sheet rock repair. The deductible was not met and no insurance proceeds have been received to date. Natchitoches Elderly Apts. sustained minor damage to shingles and building gutters resulting from Hurricane Rita. All repairs for Natchitoches Elderly Apts. were completed on February 21, 2006 and were paid for out of operations. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

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

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Historically the property has operated with high occupancy ranging in mid 90% and above break even. However, in 2004 average occupancy declined to 85%, which resulted in operating deficits. Occupancy levels through the fourth quarter of 2005 average 83%. In the first quarter 2006, average physical occupancy dropped to 78% and remained at the same level through the second quarter. The Operating General Partner has stated the market in Grand Rapids has been very soft since the beginning of 2004. The Operating General Partner's management company, First Centrum Management took over the property management in February of 2006. First Centrum, is working on implementing a new marketing plan to increase occupancy. The plan includes an increase in their outreach marketing effort by hiring consultants to implement a new sales program. The management company is also offering $126/month off scheduled rents, and $1 security deposits if prospective tenants move in within two weeks of application. The site manager is also authorized to offer 1 month free rent to close a deal. The current rent concessions make the one-bedroom units very competitive in the market place, which historically have commanded higher rents than older competing properties. The mortgage, taxes, insurance and payables are current. The General Partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 92% through 2005. Based on the most recent information received occupancy through June 2006 has been consistent with the prior year average. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Harris Housing Limited Partnership (Harris Music Building) is a property consisting of retail space and 38 units in West Palm Beach, Florida. The rise in costs was a result of an increase in maintenance, insurance, and utility expenses. Throughout second quarter 2006, occupancy averages remain strong with an average of 97%. The second quarter unaudited financials show a hold on these operating expense increases. The Investment Limited Partner continues to work with property management to identify ways in which to lower operating costs. The Operating General Partner's obligation to fund operating deficits has expired. Property mortgage, insurance, real estate taxes are current. Replacement reserves are also adequately funded. A site visit was performed in the second quarter 2006 and the property received an overall property score of 97%. The final year of tax credit delivery was 2005 and the compliance period for the property ends in 2010.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. Average occupancy in the second quarter of 2006 increased to 96% and the property continues to operate above breakeven. Although payables and accrued expenses are lower than in previous years, the balances are still high, as are tenant and subsidy receivables. The General Partner has confirmed that as of June 30, 2006 real estate taxes and water and sewer payments are current with the City of Boston. Management continues to work with the Boston Housing Authority to improve applicant processing and move-in; however, the process is still averaging more than 60 days. Additionally, the Boston Housing Authorities certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. Currently, two of the commercial spaces are vacant and management is working with an area broker to secure new tenants. In December 2005 the commercial spaces were appraised and the resulting report showed higher revenue potential than is currently being realized. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The Operating General Partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The management company is a related entity to the Operating General Partner. In late 2004, the Operating General Partner discovered mismanagement at the site level and took immediate steps to cure, including staffing changes. During this process, it was discovered that the tax credit files were being inadequately kept. The Investment General Partner dispatched its compliance department to conduct a full audit on all files, issuing a detailed report to the Operating General Partner. The Operating General Partner subsequently hired a third-party tax credit compliance consultant to assist in the correction of all non-compliance issues. The Investment General Partner has closely monitored the progress of this issue and all non-compliance issues have been addressed by the Florida Housing agency's deadline of April 30, 2005. On September 12, 2005, Florida Housing's monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823s rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in between $500,000 to $700,000 in necessary repairs. In the fourth quarter of 2005 repairs began and all ten buildings are slated to receive new roofs, siding, windows and frames, stucco work and additional minor repairs, including those cited by Florida Housing Finance Corporation. In a letter dated February 28, 2006 from Florida Housing, the Finance Corporation stated that the property had been 'granted relief' until January 17, 2007. As long as the related work is completed and inspected by that date, the 8823s will be rescinded. Repairs from the hurricanes continue and are scheduled to be completed by September of 2006.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. Although occupancy improved to 100% in the third and fourth quarters of 2005, the first quarter of 2006 saw a drop in average occupancy to 80% that further declined to 75% in the second quarter. The commercial spaces are fully occupied and this revenue is sufficient to offset the loss of residential rental income and has enabled the property to break-even. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to time and amount.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. The property operated below breakeven in 2005. The property expended cash due to high debt service (specifically high interest rate of 10.5%). Operating expenses were in line with previous year state averages. Debt service payments represented 54% of the property's total income. The average occupancy for 2005 was 98% and the property operated at a deficit of $26,054. Through June 2006, occupancy dropped to 92% and the property operated at a deficit of $26,054. The Operating General Partner continues to fund operating deficits. Taxes, mortgage, and insurance are all current for this property.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 78% for 2005 and as a result the property operated below breakeven. During the first quarter of 2006, problem residents were evicted and a miniature rehabilitation was begun. The mini rehabilitation, which consists of $270,000 of capital improvements, will be completed by the end of 2006. The improvements will be funded entirely by the Operating General Partner. The Operating General Partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and improve operations. Due to the removal of problem residents and the plans to improve the property, occupancy levels increased and averaged 68% during the second quarter. The first quarter's average occupancy was 51%. Management hopes to achieve 90% occupancy by the end of September 2006. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. Average occupancy through May 2006 was 83%. The property operated below breakeven due to low occupancy and unit turnover expense. The management company recently replaced the site manager and maintenance person and anticipates that the new staff will help the property reach a stable level of occupancy. The new staff is working diligently to turn units as they come available. Two of the four vacant units are rent-ready as of mid-June and the remaining units are expected to be rent-ready by the end of July. The Investment General Partner will continue to monitor occupancy and operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property continued to operate below breakeven in 2005 due to low occupancy and high maintenance expenses related to resident turnover. The partnership complied with the Rural Development workout plan and funded reserves at a higher level in 2005. Occupancy averaged 82% in 2005 and has improved to average 88% through June 30, 2006. Management is placing an additional advertisement in a larger newspaper and is targeting seniors for one-bedroom units through outreach with various housing programs. The challenges cited by Management include the inability to rent to full time students, problem tenants that required eviction, and limitations due to the state of the local economy. The property operated at breakeven before reserve deposits through June 30, 2006. With required replacement reserves, the property operated below breakeven. Representatives of the Investment General Partner visited the site during the fourth quarter to meet with the management company and to consider a potential roof replacement at Humboldt. The property has historically had problems with loose shingles. The management company is addressing Rural Development's concerns regarding the condition of the roofs. Additionally, the Investment General Partner has been in contact with a non-profit organization, which has expressed a desire to assume the Operating General Partner interest in this Partnership. The Investment Limited Partner is currently negotiating the transfer of interest and this transaction is expected to be complete sometime in the third quarter of 2006. Association with this Operating General Partner will benefit the Partnership, as they are a local presence and have a good working relationship with Rural Development, and the Iowa Finance Agency. The Investment General Partner will continue to closely monitor the property until occupancy improves, operations stabilize, and the transfer of Operating General Partner interest is complete.

Series 19

As of June 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at June 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended June 30, 2006 and 2005, Series 19 reflects net loss from Operating Partnerships of $(303,435) and $(391,184), respectively, which includes depreciation and amortization of $641,793 and $705,006, respectively.

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

In the summer of 2002, the US Attorney for the Western District of Louisiana notified the Investment General Partner that the Reimer Calhoun Group was under investigation by several federal agencies for the alleged manipulation of property cost certifications. In early 2003, the Investment General

Partner learned that the US Attorney intended to bring criminal charges against certain members of the Reimer Calhoun Group for falsifying the certified cost basis upon which the Louisiana Housing Finance Agency determined the tax credit calculation with respect to approximately 40 Operating Partnerships in which Series 18 is not an investor. The Investment

General Partner used these certifications in determining the tax credits investors would receive through their investment in the Calhoun Partnerships. In effect, it appears that the contractor that built the apartment properties (an affiliate of Mr. Calhoun's) overbilled the respective Operating Partnerships, improperly inflating the cost certification and the amount of tax credit generated.

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

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven as a result of low occupancy and very low rent levels. Occupancy at the property averaged 70% in 2005 and 81% through the second quarter of 2006. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. The property has also suffered from a poor reputation in the community. After the Operating General Partner interests were transferred to a non-profit agency in October 2004, management also changed. When the new management took over, they found numerous non-paying residents whom they had to evict. After the latest round of evictions, occupancy dropped and the lease up was slow. In October 2005, Cohen Esrey, the property manager stepped in as Operating General Partner. Upon the transfer of the Operating General Partners interest, the lender provided the property with grants in the amount of $75,000 for capital improvement needs. In the first quarter of 2006, management began the capital improvement plan that included painting all exterior doors, replacing shutters, installing new flag poles and other items that helped improve the property's curb appeal. The capital improvements were completed in May 2006. The new Operating General Partner also changed the property's name to Meadow Ridge Apartments in an effort to distance the property from its poor reputation. The property is currently offering one-month free rent for a new resident as well as one-month free rent for resident referrals. They have expanded their outreach and advertising to attract potential residents from bordering communities. The property has also received an additional grant of $40,000 from the state to enable the property to reduce the rent for the residents but not lose any income. The marketing efforts have been successful and the property was 91% occupied by the end of June 2006. Upon transfer to the non-profit Operating General Partner, the mortgage became a cash flow only mortgage, which has helped in significantly reducing the negative cash flow. The mortgage will continue to be a cash flow only mortgage. The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families locates in Forest, OH. In 2005 the property had an occupancy rate of 88%. In the second quarter of 2006 the property reflected an occupancy rate of 83%. The General Partner changed managing agents effective January 1, 2006 without the approval of the Investment Limited Partner. After investigating the change, the previous managing agent informed the Investment Limited Partner that they terminated the contract. The new managing agent is working to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. The Operating General Partner continues to fund deficiencies despite an expired guarantee.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. The average occupancy for this property in 2005 was 97%. Marketing and advertising campaigns have been successful at this property. Average occupancy through the second quarter of 2006 was 96%. Occupancy has been higher due to victims of Hurricane Katrina coming to reside at the property. The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; and metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. There was no foundation work completed in 2005. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. However, several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2006, $111,300 in repairs was included in the budget to address the structural issues; however, to date the high operating expenses are not allowing for the cash to be available to make the improvements. The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are ongoing. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The economy has declined due to a loss of industry causing additional competition in the market. Lower than anticipated rents, rental concessions, and rental delinquency have resulted in low economic occupancy. Physical occupancy continues to fluctuate and the property experienced a declining average of 86% physical occupancy during the second quarter 2006. The current rent levels coupled with current concessions is not allowing the property to break even. Management has implemented a more stringent resident selection plan and is working to minimize delinquency. The property's mortgage is current and the replacement reserve is adequately funded. However, the tax and insurance escrow account was under funded by $8,853, with insufficient cash to cover the accrued tax liability. The operating deficit is being funded with a cash overdraft, which is currently at $12,290. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount. The property's compliance period ends in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately 26 miles from downtown Atlanta. Occupancy suffered in the overheated competition of the Georgia market, hitting a low of 78% in July 2005. Consequently, the property expended ($82,590) in 2005 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and this property is one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted low-risk evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 90% in the second quarter of 2006 and currently 89% as of June 2006. Rental income in 2006 has risen by 13% over 2005. The Operating General Partner has continued to fund this property, with $158,718 in advances made to date. Taxes, mortgage and insurance are all current.

Martindale Apartments (Martindale Apartments, Ltd.) is a 24-unit development located in Martindale, TX. Occupancy averaged 96% during 2005. In the first quarter of 2006 occupancy averaged 99%. According to the second quarter unaudited financial statements, the property was able to decrease expenses which led to positive cash flow of $4,102. High expenses have been a problem in the past with Martindale Apartments. In order for positive cash flow to continue the property will need to maintain below state average expenses. The Operating General Partner has an operating deficit guarantee, which is unlimited in time and amount.

Hebbronville Senior (Hebbronville Apartments, Ltd.) is a 20-unit development located in Hebbronville, TX. In the first quarter of 2006 occupancy remains excellent at 100%; however, rents are stagnant and expenses are higher than state averages. The General Partner was able to secure rent increases at the property. On February 1, 2006 rents on one-bedroom units increased from $431 to $468 and two bedroom units increased from $508 to $555. The increase should lead to improvements moving forward. Rent increases have dramatically improved the property's overall operations. During the second quarter 2006 the property increased revenue by $5,000 and decreased expenses, which led to cash flow of $4,940. If the property continues to sustain high occupancy levels and maintains below state average expenses, then 2006-year end will see positive cash flow. The General Partner has an operating deficit guarantee, which is unlimited in time and amount.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of various aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnership.

If the book value of the Fund's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership and includes the reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised ("FIN46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the operating partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Fund's balance in investment in operating partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

Item 3	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's General Partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934, Rules 13a-15 and 15d-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Fund required to be included in the Fund's periodic SEC filings.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

Not Applicable
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: January 23, 2007	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

January 23, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

January 23, 2007	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal