Form 10-Q
period 2006-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2007-01-23
CIK 879555

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2006

                                             or

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30,2006

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

Three MONTHS ENDED SEPTEMBER 30 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

Statements of Operations six months 16

Statements of Operations Series 15 17

Statements of Operations Series 16 18

Statements of Operations Series 17 19

Statements of Operations Series 18 20

Statements of Operations Series 19 21

statementS OF Changes in Partners Capital 22

Changes in Partners Capital Series 15 23

Changes in Partners Capital Series 16 23

Changes in Partners Capital Series 17 24

Changes in Partners Capital Series 18 24

Changes in Partners Capital Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTMEBER 30, 2006

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 43

Combined Statements Series 16 44

Combined Statements Series 17 45

Combined Statements Series 18 46

Combined Statements Series 19 47

Liquidity 48

Capital Resources 49

Results of Operations 50

Critical Accounting Policies 70

Quantitative and Qualitative 71

Controls and Procedures 71

Part II Other Information 72

Item 1. Legal Proceedings...................................................................................................................................72

Item 1A. Risk Factors...............................................................................................................................................72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....72

Item 3. Defaults Upon Senior Securities...........................................................................................72

Item 4. Submission of Matters to a Vote of Security Holders...............................72

Item 5. Other Information.....................................................................................................................................72

Item 6. Exhibits and Reports on Form 8-K........................................................................................72

SIGNATURES 73

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 6,294,125	$ 7,337,365

OTHER ASSETS

Cash and cash equivalents	2,750,044	3,292,462
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	835,251	861,443
Other assets	86,689	78,475
	$ 9,966,109	$ 11,569,745

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 41,411
Accounts payable affiliates	24,107,707	23,452,067
Capital contributions payable	162,519	162,519
	24,271,371	23,655,997

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(12,273,872)	(10,077,051)
General Partner	(2,031,390)	(2,009,201)
	(14,305,262)	(12,086,252)
	$ 9,966,109	$ 11,569,745

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 443,045	$ 594,892

OTHER ASSETS

Cash and cash equivalents	1,125,198	1,262,471
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	122,437	126,263
Other assets	27,273	27,002
	$ 1,717,953	$ 2,010,628

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,718,315	5,602,855
Capital contributions payable	4,208	4,208
	5,723,668	5,608,208

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,634,063)	(3,230,009)
General Partner	(371,652)	(367,571)
	(4,005,715)	(3,597,580)
	$ 1,717,953	$ 2,010,628

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,772,401	$ 1,974,221

OTHER ASSETS

Cash and cash equivalents	245,153	572,534
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	169,602	174,902
Other assets	6,175	-
	$ 2,193,331	$ 2,721,657

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 40,266
Accounts payable affiliates	6,300,307	6,270,924
Capital contributions payable	71,862	71,862
	6,372,169	6,383,052

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(3,670,441)	(3,158,172)
General Partner	(508,397)	(503,223)

	(4,178,838)	(3,661,395)
	$ 2,193,331	$ 2,721,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,694,004	$ 1,915,188

OTHER ASSETS

Cash and cash equivalents	1,089,351	1,238,050
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	175,340	180,996
Other assets	46,473	46,473
	$ 3,005,168	$ 3,380,707

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,231,696	6,120,716
Capital contributions payable	67,895	67,895
	6,299,591	6,188,611

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(2,832,047)	(2,350,393)
General Partner	(462,376)	(457,511)
	(3,294,423)	(2,807,904)
	$ 3,005,168	$ 3,380,707

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 615,935	$ 726,046

OTHER ASSETS

Cash and cash equivalents	121,140	72,064
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	134,253	138,449
Other assets	5,000	5,000
	$ 876,328	$ 941,559

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,785,702	3,591,559
Capital contributions payable	18,554	18,554
	3,804,256	3,610,113

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(2,588,421)	(2,331,641)
General Partner	(339,507)	(336,913)
	(2,927,928)	(2,668,554)
	$ 876,328	$ 941,559

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,768,740	$ 2,127,018

OTHER ASSETS

Cash and cash equivalents	169,202	147,343
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	233,619	240,833
Other assets	1,768	-
	$ 2,173,329	$ 2,515,194

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,071,687	1,866,013
Capital contributions payable	-	-
	2,071,687	1,866,013

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	451,100	993,164
General Partner	(349,458)	(343,983)
	101,642	649,181
	$ 2,173,329	$ 2,515,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 13,073	$ 4,496
Other income	70,228	23,035
	83,301	27,531

Share of loss from Operating Partnerships(Note D)	(479,064)	(960,024)

Expenses
Professional fees	137,840	154,885
Fund management fee (Note C)	532,286	593,958
Amortization	13,096	13,096
General and administrative expenses	19,760	17,417
	702,982	779,356

NET LOSS	$ (1,098,745)	$(1,711,849)

Net loss allocated to limited partners	$ (1,087,759)	$(1,694,731)

Net loss allocated to general partner	$ (10,986)	$ (17,118)

Net loss per BAC	$ (.05)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2006	2005

Income
Interest income	$ 5,051	$ 1,655
Other income	334	150
	5,385	1,805

Share of loss from Operating Partnerships(Note D)	(72,265)	(98,069)

Expenses
Professional fees	33,554	38,930
Fund management fee	103,927	123,378
Amortization	1,913	1,913
General and administrative expenses	4,007	3,348
	143,401	167,569

NET LOSS	$ (210,281)	$ (263,833)

Net loss allocated to limited partners	$ (208,178)	$ (261,195)

Net loss allocated to general partner	$ (2,103)	$ (2,638)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2006	2005

Income
Interest income	$ 1,671	$ 784
Other income	5	1,773
	1,676	2,557

Share of loss from Operating Partnerships(Note D)	(46,689)	(157,041)

Expenses
Professional fees	33,552	36,735
Fund management fee	122,395	156,687
Amortization	2,650	2,650
General and administrative expenses	4,127	3,887
	162,724	199,959

NET LOSS	$ (207,737)	$ (354,443)

Net loss allocated to limited partners	$ (205,660)	$ (350,899)

Net loss allocated to general partner	$ (2,077)	$ (3,544)

Net loss per BAC	$ (.04)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2006	2005

Income
Interest income	$ 4,925	$ 1,554
Other income	2,471	3,459
	7,396	5,013

Share of loss from Operating Partnerships(Note D)	(155,766)	(177,743)

Expenses
Professional fees	29,977	31,057
Fund management fee	119,502	128,183
Amortization	2,828	2,828
General and administrative expenses	4,372	3,967
	156,679	166,035

NET LOSS	$ (305,049)	$ (338,765)

Net loss allocated to limited partners	$ (301,999)	$ (335,377)

Net loss allocated to general partner	$ (3,050)	$ (3,388)

Net loss per BAC	$ (.06)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2006	2005

Income
Interest Income	$ 583	$ 157
Other income	67,418	10,413
	68,001	10,570

Share of loss from Operating Partnerships(Note D)	(47,393)	(217,084)

Expenses
Professional fees	23,188	23,767
Fund management fee	85,623	82,873
Amortization	2,098	2,098
General and administrative expenses	3,544	3,012
	114,453	111,750

NET LOSS	$ (93,845)	$ (318,264)

Net loss allocated to limited partners	$ (92,907)	$ (315,081)

Net loss allocated to general partner	$ (938)	$ (3,183)

Net loss per BAC	$ (.03)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2006	2005

Income
Interest income	$ 843	$ 346
Other income	-	7,240
	843	7,586

Share of loss from Operating Partnerships(Note D)	(156,951)	(310,087)

Expenses
Professional fees	17,569	24,396
Fund management fee	100,839	102,837
Amortization	3,607	3,607
General and administrative expenses	3,710	3,203
	125,725	134,043

NET LOSS	$ (281,833)	$ (436,544)

Net loss allocated to limited partners	$ (279,015)	$ (432,179)

Net loss allocated to general partner	$ (2,818)	$ (4,365)

Net loss per BAC	$ (.07)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2006	2005

Income
Interest income	$ 18,882	$ 8,832
Other income	71,455	25,980
	90,337	34,812

Share of loss from Operating Partnerships(Note D)	(1,021,337)	(1,961,917)

Expenses
Professional fees	152,460	199,357
Fund management fee (Note C)	1,077,405	1,097,041
Amortization	26,192	26,192
General and administrative expenses	31,953	34,039
	1,288,010	1,356,629

NET LOSS	$ (2,219,010)	$ (3,283,734)

Net loss allocated to limited partners	$ (2,196,821)	$ (3,250,896)

Net loss allocated to general partner	$ (22,189)	$ (32,838)

Net loss per BAC	$ (.10)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2006	2005

Income
Interest income	$ 6,958	$ 3,294
Other income	1,046	169
	8,004	3,463

Share of loss from Operating Partnerships(Note D)	(151,847)	(217,023)

Expenses
Professional fees	34,360	50,509
Fund management fee	219,956	225,388
Amortization	3,826	3,826
General and administrative expenses	6,150	6,575
	264,292	286,298

NET LOSS	$ (408,135)	$ (499,858)

Net loss allocated to limited partners	$ (404,054)	$ (494,859)

Net loss allocated to general partner	$ (4,081)	$ (4,999)

Net loss per BAC	$ (.10)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2006	2005

Income
Interest income	$ 2,982	$ 1,530
Other income	441	2,411
	3,423	3,941

Share of loss from Operating Partnerships(Note D)	(199,299)	(323,462)

Expenses
Professional fees	36,358	47,414
Fund management fee	272,683	312,278
Amortization	5,300	5,300
General and administrative expenses	7,226	7,969
	321,567	372,961

NET LOSS	$ (517,443)	$ (692,482)

Net loss allocated to limited partners	$ (512,269)	$ (685,557)

Net loss allocated to general partner	$ (5,174)	$ (6,925)

Net loss per BAC	$ (.09)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2006	2005

Income
Interest income	$ 6,823	$ 3,091
Other income	2,485	4,103
	9,308	7,194

Share of loss from Operating Partnerships(Note D)	(220,011)	(397,731)

Expenses
Professional fees	33,260	39,734
Fund management fee	229,871	237,379
Amortization	5,656	5,656
General and administrative expenses	7,029	7,687
	275,816	290,456

NET LOSS	$ (486,519)	$ (680,993)

Net loss allocated to limited partners	$ (481,654)	$ (674,183)

Net loss allocated to general partner	$ (4,865)	$ (6,810)

Net loss per BAC	$ (.10)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2006	2005

Income
Interest Income	$ 826	$ 293
Other income	67,418	10,413
	68,244	10,706

Share of loss from Operating Partnerships(Note D)	(109,180)	(381,440)

Expenses
Professional fees	28,538	31,072
Fund management fee	180,219	171,113
Amortization	4,196	4,196
General and administrative expenses	5,485	5,459
	218,438	211,840

NET LOSS	$ (259,374)	$ (582,574)

Net loss allocated to limited partners	$ (256,780)	$ (576,748)

Net loss allocated to general partner	$ (2,594)	$ (5,826)

Net loss per BAC	$ (.07)	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2006	2005

Income
Interest income	$ 1,293	$ 624
Other income	65	8,884
	1,358	9,508

Share of loss from Operating Partnerships(Note D)	(341,000)	(642,261)

Expenses
Professional fees	19,944	30,628
Fund management fee	174,676	150,883
Amortization	7,214	7,214
General and administrative expenses	6,063	6,349
	207,897	195,074

NET LOSS	$ (547,539)	$ (827,827)

Net loss allocated to limited partners	$ (542,064)	$ (819,549)

Net loss allocated to general partner	$ (5,475)	$ (8,278)

Net loss per BAC	$ (.13)	$ (.20)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2006

(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(10,077,051)	$ (2,009,201)	$(12,086,252)

Distribution	-	-	-

Net income (loss)	(2,196,821)	(22,189)	(2,219,010)

Partners' capital (deficit), September 30, 2006	$(12,273,872)	$ (2,031,390)	$(14,305,262)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2006	$ (3,230,009)	$ (367,571)	$ (3,597,580)

Distribution	-	-	-

Net income (loss)	(404,054)	(4,081)	(408,135)

Partners' capital (deficit), September 30, 2006	$ (3,634,063)	$ (371,652)	$ (4,005,715)

Series 16
Partners' capital (deficit) April 1, 2006	$ (3,158,172)	$ (503,223)	$ (3,661,395)

Distribution	-	-	-

Net income (loss)	(512,269)	(5,174)	(517,443)

Partners' capital (deficit), September 30, 2006	$ (3,670,441)	$ (508,397)	$ (4,178,838)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2006	$ (2,350,393)	$ (457,511)	$ (2,807,904)

Distribution	-	-	-

Net income (loss)	(481,654)	(4,865)	(486,519)

Partners' capital (deficit), September 30, 2006	$ (2,832,047)	$ (462,376)	$ (3,294,423)

Series 18
Partners' capital (deficit) April 1, 2006	$ (2,331,641)	$ (336,913)	$ (2,668,554)

Distribution	-	-	-

Net income (loss)	(256,780)	(2,594)	(259,374)

Partners' capital (deficit), September 30, 2006	$ (2,588,421)	$ (339,507)	$ (2,927,928)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Six months Ended September 30, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2006	$ 993,164	$ (343,983)	$ 649,181

Distribution	-	-	-

Net income (loss)	(542,064)	(5,475)	(547,539)

Partners' capital (deficit), September 30, 2006	$ 451,100	$ (349,458)	$ 101,642

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Loss	$(2,219,010)	$(3,283,734)
Adjustments
Distributions from Operating Partnerships	19,382	76,300
Amortization	26,192	26,192
Share of Loss from Operating Partnerships	1,021,337	1,961,917
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(40,266)	-
Decrease (Increase) in other assets	(8,214)	(1,500)
(Decrease) Increase in accounts payable affiliates	655,640	658,301

Net cash (used in) provided by operating activities	(544,939)	(562,524)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	2,521	58,149

Net cash (used in) provided by investing activities	2,521	57,649

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(542,418)	(504,875)

Cash and cash equivalents, beginning	3,292,462	3,776,197

Cash and cash equivalents, ending	$ 2,750,044	$ 3,271,322

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 15

	2006	2005
Cash flows from operating activities:

Net Loss	$ (408,135)	$ (499,858)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	3,826	3,826
Share of Loss from Operating Partnerships	151,847	217,023
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(271)	(1,500)
(Decrease) Increase in accounts payable affiliates	115,460	(50,245)

Net cash (used in) provided by operating activities	(137,273)	(330,754)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	30,664

Net cash (used in) provided by investing activities	-	30,664

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 15

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(137,273)	(300,090)

Cash and cash equivalents, beginning	1,262,471	1,637,682

Cash and cash equivalents, ending	$ 1,125,198	$ 1,337,592

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 16

	2006	2005
Cash flows from operating activities:

Net Loss	$ (517,443)	$ (692,482)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	5,300	5,300
Share of Loss from Operating Partnerships	199,299	323,462
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(40,266)	-
Decrease (Increase) in other assets	(6,175)	-
(Decrease) Increase in accounts payable affiliates	29,383	345,989

Net cash (used in) provided by operating activities	(329,902)	(17,731)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	2,521	-

Net cash (used in) provided by investing activities	2,521	(500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 16

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(327,381)	(18,231)

Cash and cash equivalents, beginning	572,534	386,390

Cash and cash equivalents, ending	$ 245,153	$ 368,159

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 17

	2006	2005
Cash flows from operating activities:

Net Loss	$ (486,519)	$ (680,993)
Adjustments
Distributions from Operating Partnerships	1,173	1,170
Amortization	5,656	5,656
Share of Loss from Operating Partnerships	220,011	397,731
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	110,980	(40,438)

Net cash (used in) provided by operating activities	(148,699)	(316,874)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	27,485

Net cash (used in) provided by investing activities	-	27,485

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 17

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148,699)	(289,389)

Cash and cash equivalents, beginning	1,238,050	1,549,157

Cash and cash equivalents, ending	$ 1,089,351	$ 1,259,768

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 18

	2006	2005
Cash flows from operating activities:

Net Loss	$ (259,374)	$ (582,574)
Adjustments
Distributions from Operating Partnerships	931	2,269
Amortization	4,196	4,196
Share of Loss from Operating Partnerships	109,180	381,440
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	194,143	197,321

Net cash (used in) provided by operating activities	49,076	2,652

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 18

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,076	2,652

Cash and cash equivalents, beginning	72,064	71,958

Cash and cash equivalents, ending	$ 121,140	$ 74,610

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 19

	2006	2005
Cash flows from operating activities:

Net Loss	$ (547,539)	$ (827,827)
Adjustments
Distributions from Operating Partnerships	17,278	72,861
Amortization	7,214	7,214
Share of Loss from Operating Partnerships	341,000	642,261
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(1,768)	-
(Decrease) Increase in accounts payable affiliates	205,674	205,674

Net cash (used in) provided by operating activities	21,859	100,183

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 19

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,859	100,183

Cash and cash equivalents, beginning	147,343	131,010

Cash and cash equivalents, ending	$ 169,202	$ 231,193

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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
September 30, 2006

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2006 and for the six months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2006 the Fund has accumulated unallocated acquisition amortization totaling $1,058,089.  The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 2006 and 2005 is as follows:

	2006	2005

Series 15	$ 166,733	$ 159,081
Series 16	293,829	283,227
Series 17	252,409	241,096
Series 18	180,684	172,293
Series 19	164,434	150,005
	$1,058,089	$1,005,702

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

September 30, 2006 and 2005 are as follows:

	2006	2005

Series 15	$124,878	$124,878
Series 16	163,653	172,995
Series 17	129,780	129,781
Series 18	95,487	95,487
Series 19	102,837	102,837
	$616,635	$625,978

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2006 and 2005, the Fund had limited partnership interests in 235 and 237 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2006 and 2005 is as follows:

	2006	2005
Series 15	66	66
Series 16	62	64
Series 17	47	47
Series 18	34	34
Series 19	26	26
	235	237

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2006 and 2005 are as follows:

	2006	2005

Series 15	$ 4,208	$ 4,208
Series 16	71,862	71,862
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$162,519	$162,519

During the six months ended September 30, 2006 the partnership did not dispose of any of the operating limited partnerships however did receive additional proceeds from a operating limited partnership which was disposed of in the prior year. A summary of the dispositions by Series for September 30, 2006 is as follows:

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
September 30, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the six months ended September 30, 2005 the partnership did not dispose of any of the operating limited partnerships however did receive additional proceeds from operating limited partnerships which was disposed of in the prior year. A summary of the dispositions by Series for September 30, 2005 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	-	-	$30,664	$30,664
Series 16	-	-	-	-
Series 17	-	-	27,485	27,485
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	-	-	$58,149	$58,149

* Partnership proceeds from disposition includes additional proceeds received for the sale of two operating partnerships recorded as of March 31, 2005, of $30,664 for Series 15 and $27,485 for Series 17.

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2006.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2006	2005

Revenues
Rental	$ 5,525,835	$ 5,207,005
Interest and other	719,792	211,111

	6,245,627	5,418,116

Expenses
Interest	1,256,939	1,214,307
Depreciation and amortization	1,620,685	1,674,878
Operating expenses	3,864,553	3,632,404
	6,742,177	6,521,589

NET LOSS	$ (496,550)	$(1,103,473)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (491,584)	$(1,092,437)

Net loss allocated to other Partners	$ (4,966)	$ (11,036)

* Amounts include $339,737 and $844,750 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2006	2005

Revenues
Rental	$ 6,835,626	$ 7,130,150
Interest and other	518,473	290,598

	7,354,099	7,420,748

Expenses
Interest	1,422,602	1,589,164
Depreciation and amortization	2,062,051	2,209,984
Operating expenses	4,937,815	4,852,020
	8,422,468	8,651,168

NET LOSS	$(1,068,369)	$ (1,230,420)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,057,685)	$ (1,218,116)

Net loss allocated to other Partners	$ (10,684)	$ (12,304)

* Amounts include $855,865 and $894,654 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2006	2005

Revenues
Rental	$ 6,699,919	$ 6,493,376
Interest and other	407,710	191,941

	7,107,629	6,685,317

Expenses
Interest	1,525,583	1,553,770
Depreciation and amortization	1,764,482	1,760,440
Operating expenses	4,460,264	4,255,137
	7,750,329	7,569,347

NET LOSS	$ (642,700)	$ (884,030)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (636,272)	$ (875,190)

Net loss allocated to other Partners	$ (6,428)	$ (8,840)

* Amounts include $416,261 and $449,974 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2006	2005

Revenues
Rental	$ 3,905,512	$ 3,661,953
Interest and other	206,441	250,631

	4,111,953	3,912,584

Expenses
Interest	869,720	946,859
Depreciation and amortization	1,357,618	1,298,650
Operating expenses	3,030,573	2,540,234
	5,257,911	4,785,743

NET LOSS	$ (1,145,958)	$ (873,159)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (1,134,498)	$ (864,427)

Net loss allocated to other Partners	$ (11,460)	$ (8,732)

* Amounts include $1,025,318 and $482,987 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2006	2005

Revenues
Rental	$ 5,159,007	$ 4,988,468
Interest and other	258,708	222,465

	5,417,715	5,210,933

Expenses
Interest	1,559,901	1,557,973
Depreciation and amortization	1,314,541	1,388,095
Operating expenses	3,179,650	3,024,141
	6,054,092	5,970,209

NET LOSS	$ (636,377)	$ (759,276)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (630,013)	$ (751,683)

Net loss allocated to other Partners	$ (6,364)	$ (7,593)

* Amounts include $289,013 and $109,422 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2006
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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2006 were $616,635 and total fund management fees accrued as of September 30, 2006 were $23,381,245. Pursuant to the Partnership Agreement, there liabilities will be deferred until the Fund receives sales of refinancing proceeds from Operating Partnerships which will be used to satisfy there liabilities. The Funds working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2006, an affiliate of the general partner of the fund advanced a total of $726,462 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $3,167 was advanced during the quarter ended September 30, 2006. Below is a summary, by series, of the total advances made to date.

2006
Series 17	$635,362
Series 18	91,100
$726,462

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

During the quarter ended September 30, 2006, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $4,208 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2006.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in two of the Operating Partnerships.

During the quarter ended September 30, 2006, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $71,862 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of September 30, 2006.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 47 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in two of the Operating Partnerships.

During the quarter ended September 30, 2006, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of September 30, 2006. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 2006, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 2006.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 2006, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2006.

Results of Operations

As of September 30, 2006 and 2005, the Fund held limited partnership interests in 235 and 237 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The General Partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred, net of reporting fees received, for the quarter ended September 30, 2006 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $103,927, $122,395, $119,502, $85,623, and $100,839 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 66 properties September 30, 2006. Out of the total, 65 were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 15 reflects net loss from Operating Partnerships of $(496,550) and $(1,103,473), respectively, which includes depreciation and amortization of $1,620,685 and $1,674,878, respectively.

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

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager, and advertising in local publications. Management is currently placing flyers at local malls and other public facilities and is offering incentives of two months free rent plus an additional $100 off if a flyer is returned. Management's leasing efforts started to take effect, with improved cash flow and increased occupancy over the first two quarters of 2006. However, a number of evictions due to non-payment of rent, caused a decrease in occupancy from 85% in the second quarter to 76% in the third quarter. The average 2006 occupancy is 81%, compared to 74% in 2005. The property continues to expend cash; however, the 2006 deficit has improved over that of 2005. The mortgage payments, taxes, insurance, and accounts payable are current. The current mortgage for this property matured in December 2004. The Operating General Partner was able to refinance the original mortgage with a four-year loan with the first two years requiring only monthly interest payments. In April 2005, the Special Limited Partner of the Operating Partnership agreed, on behalf of the Limited Partners of the Operating Partnership, that the Investment General Partner would supplement the Operating General Partner's funding of operating deficits by advancing necessary funds at quarterly intervals through the end of the 2006 compliance period. The Investment General Partner's advances are limited to 25% of the Operating General Partner's documented operating deficit funding advances and will not exceed $25,000 in aggregate. The Investment General Partner has advanced $5,025 to the property during the first and second quarter of 2006, bringing the total advances made by the Investment General Partner under this agreement to $7,775. Prior to the April 2005 agreement, the Investment General Partner had funded $107,076. Therefore, the total funding to date from the Investment General Partner is $114,851.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy through the third quarter for 2006 was 75%. Despite low occupancy, the property operated above breakeven by generating cash through the third quarter of 2006. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company has been advertising heavily in surrounding area newspapers. A rental increase is going to be submitted for approval this year to go into effect in 2007. The mortgage payments, taxes, insurance, and accounts payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Although it is located within the Hurricane Rita affected area; the property did not suffer any damages. Instead, some residents displaced from the southern part of the state evacuated to Livingston and are living at the property. USDA Rural Development has provided temporary rental assistance. However, the rental assistance only runs through September 2006. To retain these evacuees as residents, the site manager referred them to agencies providing assistance with apartment furnishing, and to potential employment opportunities. Despite management's best efforts, most evacuees chose to return to their hometowns after a few months. Average occupancy for 2005 was 87%. Despite a 2006 year to date average occupancy of 75%. The property continues to operate at breakeven through the third quarter. This is due to a reduction in maintenance expenses. The site manager decreased maintenance expenses by hiring a resident to do maintenance work at the property instead of hiring a contractor, which was more expensive. The mortgage payments, taxes, insurance, and accounts payables are current. The Operating General Partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. The property expended ($24,650) in 2005 with an annual occupancy average of 92%. The property averaged 96% through the third quarter 2006. Based on the third quarter 2006 financials and occupancy reports, the property should breakeven by year-end. The Operating General Partner, MRV, Inc. funded operating deficits in 2005 despite an expired guarantee and has stated that they will continue to fund any deficits if applicable. The mortgage payments, taxes, and insurance are current.

Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit apartment complex for families located in Utica, OH. In 2005 the property had an occupancy rate of 75% and had a loss of cash in the amount of ($3,816). In the third quarter of 2006 the property reflected an occupancy rate of 76%. The Operating General Partner changed managing agents effective January 1, 2006 without prior approval of the Investment General Partner. After investigating this matter, the previous management agent informed the Investment General Partner that they terminated their contract. The new managing agent is working to resolve the vacancy problem by preparing all vacant units to be market ready and networking with local businesses for income qualified applicants. The Operating General Partner continues to fund deficiencies despite an expired guarantee.

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

Lake View Associates (Lake View Green Apartments) is a 24-unit property located in Lake View, SC. Low occupancy, due to a lack of rental assistance has hindered this property's performance. Occupancy, which averaged 79% in 2005, has averaged 83% through the third quarter of 2006. Management continues to have difficulty finding residents that are able to pay the rental rates necessary to sustain the property. Due to federal and state cutbacks, residents are not receiving the rental assistance payments that were expected when the property was originally underwritten. Current operating expense levels are in line with the state average. Operations have yielded annualized cash expenditure of $189 per unit, approximately $4,500. The mortgage, taxes, insurance and payables are current. The compliance period for the property ends in 2007. The Operating General Partner's obligation to fund operating deficits is unlimited in time and amount.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property has had trouble competing with properties that receive rental assistance. As a result, management has been forced to reduce rents to maintain occupancy. The reasons for the cash flow deficit include fluctuating occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. Throughout the third quarter of 2006, the property has maintained a 94% average occupancy. Management will continue to market through local media and civic organizations and will continue to monitor the possibility of a rental increase. Mortgage, taxes, insurance and payables to non-related entities are current. The Operating General Partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2007.

Sioux Falls Housing Association One, LP (Country Meadows II) is a 55-unit property located in Sioux Falls, SD. Occupancy levels have averaged 92% through the third quarter 2006. Previous cash flow deficits were the result of increased administrative expenses for marketing the property to achieve stabilization, utilities, and low occupancy through the first quarter 2006. The 2005 audited financials indicate that the replacement reserve account is fully funded according to requirements. The Operating General Partner continues to fund operating deficits despite an expired guarantee. The mortgage payments, taxes, and insurance are current.

Series 16

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 100%. The series had a total of 62 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 16 reflects net loss from Operating Partnerships of $(1,068,369) and $(1,230,420), respectively, which includes depreciation and amortization of $2,062,051 and $2,209,984, respectively.

Cass Partners, LP (The Fitzgerald Building) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below break even due to low occupancy. Through the third quarter of 2006 physical occupancy was 36%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as updates to kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking and amenities such as washer/dryer hook-ups. The Operating General Partner has taken the property management in-house with the objective of reducing operating expenses. In 2006 operating expenses decreased 37% mostly in administrative and maintenance expenses. The taxes and insurance are current as of September 2006 and the mortgage is being paid one month behind schedule. Despite an expired operating deficit guaranty, the Operating General Partner has continued to fund operating deficits. However, the operating general partner has indicated that he will not be able to continue to fund deficits. As a result, potential exit options are being explored with the Operating General Partner.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2005 audited financial statement indicates operations above breakeven due to improvements in occupancy. As of September 30, 2006 average occupancy at the property is 90%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The Operating General Partner continues to monitor the Operating Partnership.

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

Mid City Associates (Mid City Apartments) is a 58-unit, scattered site family property located in Jersey City, NJ. Through the second quarter of 2006 the property has an occupancy rate of 98%. Through third quarter 2006, the property generated $77,177 of cash. The property is projected to have a positive cash flow in 2006. A 3% rent increase was approved by the state agency when current leases expire. In 2006 it is estimated about 75% of the units will shift to the new rents. This will increase revenues about $15,000 in 2006. The mortgage and taxes are current.

Summersville Estates (Summersville Estates Limited Partnership) is a 24-unit property located in Summersville, Missouri. The property struggled in 2005, with an average occupancy of only 78% for the year. This was largely due to a lack of rental assistance on four units. The rent on these four units is more than the cost to rent many of the single family homes in the area. Management has been in regular contact with the local housing authority to bring applicants with mobile vouchers to the property. The property manager, who also performs maintenance, has concentrated on getting vacant units rent-ready in a timely manner and improving the curb appeal of the property. As a result, occupancy through the third quarter of 2006 was 82%. The Investment General Partner will continue to work with Management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Greenfield Properties (Greenfield Properties, L.P.) is a 20-unit property located in Greenfield, Missouri. The property struggled to compete with single family home rentals in 2005, resulting in an average occupancy of only 85% for the year. In an effort to improve occupancy, Management is giving away a 27" television as incentive for signing a lease. Management reports that occupancy as of September 2006 was 95% and the property is operating above breakeven. The Investment General Partner will continue to work with Management on maintaining improved occupancy and monitor operations closely until the property has stabilized. The mortgage, taxes and insurance are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 84% for the year 2005. Based on the most recent information received occupancy has been consistent with the prior year through September 2006. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the third quarter 2006. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. The Operating General Partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy increased from 84% in the second quarter to 92% in the third quarter. The 2006-year to date occupancy is 90%. Despite the fluctuation in occupancy, the property is generating cash. The Investment Limited Partner will continue to monitor occupancy and cash flow. The property refinanced at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. Current tenant files have been audited for tax compliance standards and Management has found no violations. Prior year 8823s continue to be reviewed to determine if issues can still be addressed.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. Occupancy fell to 81% in the fourth quarter of 2005 because of a highly competitive and overbuilt market saturated with move-in incentives. The property further suffered because of patchwork repairs performed on the roofs following tornado damage. In the second quarter of 2006, the Investment General Partner approved a substantial rehab of the roofs, funded from replacement reserves and insurance proceeds. Management anticipates that the new roofs will represent an aesthetic improvement that will help the property compete. Occupancy in the third quarter 2006 is 80%. Despite generating $100,000 in 2005, the property stands to lose ($100,000) in 2006, largely due to an increase in marketing and pavement of the parking lot. The Operating General Partner's Guarantee is unlimited in time and amount, with the compliance period for this property ending in 2008.

Meadows of Southgate LDHA, is an 83 unit property located in Southgate, MI. In 2005, the property suffered the effect of several new communities opening in the area, all offering lower rents with heavy concessions. In the second quarter of 2006, the rental market is beginning to stabilize; however, the rental market in this Michigan area still remains soft at times. The newly hired site manager is actively marketing the community in the surrounding areas and as a result more prospects are being attracted to the property. According to management, the property's occupancy should stabilize since the property is located in a convenient location. Average occupancy through third quarter 2006 was 80%. As a result of the low occupancy the property is operating with a slight deficit. The Operating General Partner continues to fund any operating deficits. The mortgage, taxes, and insurance are current.

Series 17

As of September 30, 2006 and 2005, the average Qualified Occupancy for the series was 99.7%.  The series had a total of 47 properties at September 30, 2006.  Out of the total 46 were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 17 reflects net loss from Operating Partnerships of $(642,700) and $(884,030), respectively, which includes depreciation and amortization of $1,764,482 and $1,760,440, respectively.

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

Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 LIHTC units) family property located in West Bath, ME. The final year of tax credits was 2004 and the LIHTC compliance period runs through 2008. The property was placed on watch effective January 2006 when the 2005 audit revealed the property expended $194 per unit, due to bad debt expenses, which amounted to $202 per unit. This expenditure was funded through the use of cash held in the partnership operating account. Occupancy, which averaged 93% in 2005, has averaged 91% through the third quarter of 2006. The Investment Limited Partner will continue to monitor collections and work with management and the Operating General Partner to implement a more effective resident screening and collections policy. All taxes, insurance, and mortgage payments are current. The Operating General Partner's obligation to fund operating deficits is unlimited in time and amount.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida has historically suffered from low occupancy and significant deferred operation issues. Occupancy improved during 2005, and continues to be strong in 2006 averaging 91% through the third quarter. The property operated below breakeven in 2005, despite the occupancy improvement, due to an increase in operating expenses. Utility expenses increased reflecting the increase in water and sewer fees. Administrative costs also rose from prior year due to an increase in salaries. Lack of cash flow is also responsible for the reserves being below average. In September 2005, Rural Development completed a re-amortization of the debt, combining the previously vouched taxes, thus easing the burden of the monthly debt service payments. The resulting annual cost savings is approximately $20,000. With the savings, management intends to fully fund the replacement reserve account and correct deferred maintenance issues. Management has focused on funding the tax and insurance escrow to avoid any further delinquencies in paying the property taxes. Management requested and received a rent increase of $35 per unit per month, which was effective January 1, 2006. As a result of the increased revenues and the cost savings realized in the debt service, the Fund is operating above breakeven through the third quarter of 2006. The management company has submitted a request to Rural Development for five additional units of rental assistance. The Operating General Partner has executed documents to withdraw from the Fund. The documents admit an affiliate of the Management Company as the new Operating General Partner in the Fund. It is anticipated that Rural Development is expected to approve both the Operating General Partner transfer and the additional units of rental assistance by November of 2006. The Investment General Partner continues to monitor the situation.

Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the Operating General Partner that was formed to take over the management of the Operating General Partner's assets. The Operating General Partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. As a result, occupancy for the third quarter of 2006 was 98%. Management has implemented expense controls and has worked to decrease payables. The property also refinanced at the beginning of September 2005 and was able to pay some expenses from the proceeds of the refinance. The property is now reporting positive cash flow. Current tenant files have been audited for tax compliance standards and management has found no violations. Past 8823s are being reviewed to determine if any corrections can be made.

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

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS.  The management company is an affiliate of the Operating General Partner. Occupancy has historically fluctuated and in 2005 the average occupancy was 90%. Occupancy has improved in 2006, averaging 94% in the third quarter. High maintenance expenses continue to contribute to the negative cash flow. The Operating General Partner continues to fund deficits despite an expired guarantee. The Investment Limited Partnership has been in discussions with the Operating General Partner to sell the property shortly after compliance ends in 2007.

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

Brewer Street Apartments LP (West Oaks Apartments) is a 50 unit family development located in Raleigh, NC. The property operated at a deficit of ($7,609) in 2005. The reasons for the loss include insufficient rental rates and high operating expenses, which exceeded the state average by 10% in 2005. Although occupancy averaged 98% in 2005, the property expended cash due to high operating costs. The primary drivers of elevated operating expenses were maintenance and management fees. The 2005 deficit was covered by the under funding of the replacement reserve account and withdrawals from the replacement reserve for expensed improvements. The Investment Limited Partnership alerted the Operating General Partner to the under funding of the reserve account, and proper funding promptly commenced in January of 2006. Through the third quarter of 2006, occupancy has averaged 99%. The Investment Limited Partnership will monitor operating expenses closely in the fourth quarter of 2006. In June of 2006 the partnership accepted a "soft" preservation loan from the state of North Carolina, the proceeds of which are being used to rehabilitate the property, making it more competitive in the Raleigh affordable housing market and greatly reducing maintenance expenses. The Investment Limited Partner will assess whether there is potential for a rent increase after rehabilitation work has been completed. All real estate tax, insurance and mortgage payments remain current. The Operating General Partner's obligation to fund operating deficits is unlimited in time and amount.

Series 18

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 18 reflects net loss from Operating Partnerships of $(1,145,958) and $(873,159), respectively, which includes depreciation and amortization of $1,357,618 and $1,298,650, respectively.

Series 18 has invested in 4 Operating Partnerships (the "Calhoun Partnerships") in which the Operating General Partner initially was Reimer Calhoun, Jr., or an entity, which was affiliated with or controlled by Reimer Calhoun (the "Reimer Calhoun Group"). The Operating Partnerships are: Leesville Elderly Apts., Lockport Elderly Apts., Natchitoches Elderly Apts., and Vivian Elderly Apts. Lockport Elderly Apts. sustained major damage to shingles, roof vents and had water damage resulting from Hurricane Rita and Katrina. Roof damage was covered by tarps. Missing shingles were replaced for $9,250. All repairs have been completed as of October 18, 2006. The deductible was not met and no insurance proceeds were received. The Investment General Partner is trying to ascertain how the Operating General Partner paid for repairs. Natchitoches Elderly Apts. sustained minor damage to shingles and building gutters resulting from Hurricane Rita. All repairs for Natchitoches Elderly Apts. were completed on February 21, 2006 and were paid for out of operations. The affordable housing properties owned by the Calhoun Partnerships are located in Louisiana and consist of approximately 174 apartment units in total. The low income housing tax credit available annually to Series 18 from the Calhoun Partnerships is approximately $523,397, which is approximately 11% of the total annual tax credit available to investors in Series 18.

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

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Historically the property has operated with high occupancy ranging in mid 90% and above break even. However, in 2004 average occupancy declined to 85%, which resulted in operating deficits. Occupancy levels through the fourth quarter of 2005 averaged 83%. In the first quarter 2006, average physical occupancy dropped to 78% and remained at the same level through the second quarter, however in third quarter physical occupancy dropped to 69%. The Operating General Partner has stated the market in Grand Rapids has been very soft since the beginning of 2004. The Operating General Partner's management company, First Centrum Management took over the property management in February of 2006. First Centrum is working on implementing a new marketing plan to increase occupancy. The plan includes an increase in their outreach marketing effort by hiring consultants to implement a new sales program. The management company is also offering $126/month off scheduled rents, and $1 security deposits if prospective tenants move in within two weeks of application. The site manager is also authorized to offer 1 month free rent to close a deal. The current rent concessions make the one-bedroom units very competitive in the market place, which historically have commanded higher rents than older competing properties. The mortgage, taxes, insurance and payables are current. The Operating General Partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 92% through 2005. Based on the most recent information received occupancy through September 2006 has been consistent with the prior year average. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The Operating General Partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Harris Housing Limited Partnership (Harris Music Building) is a property consisting of retail space and 38 units in West Palm Beach, Florida. The rise in costs was a result of an increase in maintenance, insurance, and utility expenses. Throughout the third quarter of 2006, occupancy averages remain strong with an average of 97%. The third quarter unaudited financials show operating expenses have not continued to increase. The Investment Limited Partner continues to work with property management to identify ways in which to lower operating costs. The Operating General Partner's obligation to fund operating deficits has expired. Property mortgage, insurance, real estate taxes are current. Replacement reserves are also adequately funded. A site visit was performed in the second quarter 2006 and the property received an overall property score of 97%. The final year of tax credit delivery was 2005 and the compliance period for the property ends in 2010.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts providing low-income housing to homeless, HIV positive and very low income tenants. Average occupancy through the third quarter of 2006 increased to 97% and the property continues to operate above breakeven. Although payables and accrued expenses are lower than in previous years, the balances are still high, as are tenant and subsidy receivables. As of September 30, 2006 the Operating General Partner has confirmed that water and sewer payments are current with the City of Boston and we are awaiting confirmation of payment of real estate taxes. Management continues to work with the Boston Housing Authority to improve applicant processing and move-in; however the process is still averaging more than 60 days. Additionally, the Boston Housing Authorities certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. Currently, the two vacant commercial spaces have not yet been leased. In December 2005 the commercial spaces were appraised and the resulting report showed higher revenue potential than is currently being realized. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The Operating General Partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The Management Company is a related entity to the Operating General Partner. In late 2004, the Operating General Partner discovered mismanagement at the site level and took immediate steps to cure, including staffing changes. During this process, it was discovered that the tax credit files were being inadequately kept. The Investment General Partner dispatched its compliance department to conduct a full audit on all files, issuing a detailed report to the Operating General Partner. The Operating General Partner subsequently hired a third-party tax credit compliance consultant to assist in the correction of all non-compliance issues. The Investment General Partner has closely monitored the progress of this issue and all non-compliance issues have been addressed by the Florida housing agency's deadline of April 30, 2005. On September 12, 2005, Florida Housing's monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823s rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in extensive damage. In a letter dated February 28, 2006 from Florida Housing, the Finance Corporation stated that the property had been "granted relief" until January 17, 2007. As long as the related work is completed and inspected by that date, the 8823's will be rescinded. Insurance proceeds and available labor were delayed through the second quarter of 2006. Hurricane-related repairs were started in the third quarter of 2006 and are continuing into the fourth quarter. Despite the repair operations, occupancy averaged 93% through the third quarter of 2006.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. Although occupancy improved to 100% in the third and fourth quarters of 2005, the first quarter of 2006 saw a drop in average occupancy to 80% that further declined to 75% in the second and third quarters. The commercial spaces are fully occupied and this revenue is sufficient to offset the loss of residential rental income and has enabled the property to breakeven. The Investment General Partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property's mortgage and property insurance are current. The Operating General Partner's operating deficit guarantee is unlimited as to time and amount.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. The property operated below breakeven in 2005. The property expended cash due to high debt service (specifically high interest rate of 10.5%). Operating expenses were in line with previous year state averages. Debt Service Payments represented 54% of the property's total income. The average occupancy for 2005 was 98% and the property operated at a deficit of $26,054. Occupancy is averaging 97% in 2006 and the property operated at a deficit of $64,489. The Operating General Partner continues to fund operating deficits. Taxes, mortgage, and insurance are all current for this property.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 78% for 2005 and as a result the property operated below breakeven. During the first quarter of 2006, problem residents were evicted and a miniature rehabilitation was begun. The mini rehabilitation, which consists of $270,000 of capital improvements, will be completed by the end of 2006. The improvements will be funded entirely by the Operating General Partner. The Operating General Partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and improve operations. Due to the removal of problem residents and the plans to improve the property, occupancy levels increased in the second quarter to 68% and 79% during the third quarter. The Investment General Partner will continue to work with the Operating General Partner to stabilize the physical occupancy. The Operating General Partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. Average occupancy through the third quarter of 2006 was 87%. The property operated below breakeven due to high maintenance expense from unit turnovers. Currently an interim staff person from the regional office is managing the property. The company is looking for a new full-time site manager and anticipates that focus on marketing and cost-containment by new staff will help stabilize the property. The Investment General Partner will continue to monitor occupancy and operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property operated below breakeven in 2005 due to low occupancy and high maintenance expenses related to resident turnover. The Partnership complied with the Rural Development workout plan and funded reserves at a higher level in 2005. Occupancy averaged 82% in 2005 and has improved to average 87% through September 30, 2006. The challenges cited by Management include the inability to rent to full time students, competing senior developments that attract more traffic for one-bedroom units, past problem tenants that required eviction, and limitations due to the state of the local economy. Historically, one-bedroom units have been the most difficult to fill at the property. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on word of mouth but also runs an ad for the property in a free weekly reminder that is distributed throughout town. Traffic generated by these efforts is strong but the majority of potential residents do not pass initial background and income checks. The property operated above breakeven before reserve deposits through September 30, 2006. Representatives of the Operating General Partner visited the site during the fourth quarter of 2005 to meet with the management company and to consider a potential roof replacement. The property has historically had problems with loose shingles. In the third quarter of 2006, the Operating General Partner and Rural Development approved replacement of the west roof at Humboldt to be funded through a replacement reserve withdrawal. The replacement of the two remaining roofs is planned for spring 2007. Additionally, the Operating General Partner has been in contact with a non-profit organization, the National Affordable Housing Foundation, which has expressed a desire to assume the Operating General Partner interest in this Partnership. The Investment General Partner is currently negotiating the transfer of interest and this transaction is expected to be complete by the end of 2006. Association with this Operating General Partner will benefit the Partnership, as they are a local presence and have a good working relationship with Rural Development, and the Iowa Finance Agency. The Investment General Partner will continue to closely monitor the property until occupancy improves, operations stabilize, and the transfer of Operating General Partner interest is complete.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. The property operated above breakeven in 2005 but low occupancy in the first three quarters of 2006 resulted in considerable cash loss for year to date 2006. As a result the property was unable to pay their September 2006 tax payment. Average occupancy for 2006 was 68%. Management attributes the large dip in occupancy to problem tenants at the property. The police are called to the site frequently to deal with these tenants and over time, Marengo Park developed a poor reputation in the town. In addition, an August 2006 inspection by Rural Development showed numerous deficiencies in the nine units that were vacant at the time; several of the units were not rent-ready. Eight of these units had been vacant for at least four months with one sitting vacant for over a year. A new site manager and maintenance technician was hired in mid-September 2006. Management is working to remove the problem tenants and as of the end of the third quarter of 2006, the majority of these tenants had been evicted. The new site manager prioritized making all units rent ready and as of the end of the third quarter of 2006, all vacant units were ready for move-in. The Investment General Partner has been in contact with a non-profit organization, the National Affordable Housing Foundation (NAHF), which has expressed a desire to assume the Operating General Partner interest in this Partnership. The Investment Limited Partner is currently negotiating the transfer of interest and this transaction is expected to be complete by the end of 2006. Association with this Operating General Partner will benefit the Partnership, as they are a local presence and have a good working relationship with Rural Development, and the Iowa Finance Agency. The Investment General Partner will continue to closely monitor the property until occupancy improves, operations stabilize, and the transfer of Operating General Partner interest is complete.

Series 19

As of September 30, 2006 and 2005 the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at September 30, 2006, all of which were at 100% Qualified Occupancy.

For the period ended September 30, 2006 and 2005, Series 19 reflects net loss from Operating Partnerships of $(636,377) and $(759,276), respectively, which includes depreciation and amortization of $1,314,541 and $1,388,095, respectively.

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

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven as a result of low occupancy and very low rent levels. Occupancy at the property averaged 70% in 2005 and 86% through the third quarter of 2006. The primary problem is that Carrolton, Missouri, has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. The property has also suffered from a poor reputation in the community. In October 2005, Cohen Esrey, the property manager stepped in as Operating General Partner. Upon the transfer of the Operating General Partners interest, the lender provided the property with grants in the amount of $75,000 for capital improvement needs. In the first quarter of 2006, management began the capital improvement plan that included painting all exterior doors, replacing shutters, installing new flag poles and other items that helped improve the property's curb appeal. The capital improvements were completed in May 2006. The new Operating General Partner also changed the property's name to Meadow Ridge Apartments in an effort to distance the property from its poor reputation. In an effort to improve occupancy, the property offered one-month free rent for a new resident as well as one-month free rent for resident referrals. They expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly in the third quarter to 98%. The property has also received an additional grant of $40,000 from the state to enable the property to reduce the rent for the residents but not lose any income. Upon transfer of the Operating General Partner interests, the mortgage became a cash flow only mortgage, which has helped in significantly reducing the negative cash flow. The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families locates in Forest, OH. In 2005 the property had an occupancy rate of 88%. In the third quarter of 2006 the property reflected an occupancy rate of 83%. The Operating General Partner changed managing agents effective January 1, 2006 without the approval of the Investment General Partner. After investigating the change, the previous managing agent informed the Investment General Partner that they terminated the contract. The new managing agent is working to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. The Operating General Partner continues to fund deficiencies despite an expired guarantee.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the third quarter of 2006 was 95%. The property is operating below breakeven due to high operating costs. The property experiences high operating costs attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement and car damage at total cost of $5,290 were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. Several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The Operating General Partner continues to monitor movement in the five buildings identified in the engineer's report and address the issues as they presented. In 2006, $111,300 in repairs was included in the budget to address the structural issues, however to date the high operating expenses are not allowing for the cash to be available to make the improvements. A soil test was completed in September and once the results from the soil test are received, the Operating General Partner will determine what course of action needs to be taken to fix the shifting buildings. The Operating General Partner has stated they will fund the cost of necessary repairs to the foundations and buildings once the proper course of action is determined. The Investment General Partner continues to visit the property and review the work completed to date. Discussions regarding the future improvements with the Operating General Partner are on going. The Investment General Partner will continue to work with the Operating General Partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The economy has declined due to a loss of industry causing additional competition in the market. Lower than anticipated rents, rental concessions, and rental delinquency have resulted in low economic occupancy. Physical occupancy continues to fluctuate and the property experienced an average of 86% physical occupancy throughout the third quarter 2006. The current rent levels coupled with current concessions is not allowing the property to break even. Management has implemented a more stringent resident selection plan and is working to minimize delinquency. The property's mortgage is current and the replacement reserve is adequately funded. However, the tax and insurance escrow account was under funded by $8,853, with insufficient cash to cover the accrued tax liability. The operating deficit is being funded with a cash overdraft, which is currently at $12,290. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount. The property's compliance period ends in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately 26 miles from downtown Atlanta. Occupancy suffered in the overheated competition of the Georgia market, hitting a low of 78% in July 2005. Consequently, the property expended ($82,590) in 2005 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and this property is one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted low-risk evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 90% in the first three-quarters of 2006 and currently 90% as of September 2006. Rental income in 2006 has risen by 13% over 2005. The Operating General Partner has continued to fund this property, with $158,718 in advances made to date, and taxes, mortgage and insurance are all current.

Martindale Apartments (Martindale Apartments, Ltd.) is a 24-unit development located in Martindale, TX. Occupancy averaged 96% during 2005. During the first three-quarters of 2006, occupancy has averaged 95%. The unaudited financial statements show a moderate decrease in operating expenses which has caused the property to produce positive cash flow. High expenses have been a problem in the past with Martindale Apartments and will require continued monitoring to ensure stabilized operations. The Operating General Partner has an operating deficit guarantee, which is unlimited in time and amount.

Hebbronville Senior (Hebbronville Apartments, Ltd.) is a 20-unit development located in Hebbronville, TX. In the first quarter of 2006 occupancy remains excellent at 100% however rents are stagnant and expenses are higher than state averages. The Operating General Partner was able to secure rent increases at the property. On February 1, 2006 rents on one-bedroom units increased from $431 to $468 and two bedroom units increased from $508 to $555. According to the unaudited financial statements, the property has produced $7,198 of positive cash flow during the second and third quarters of 2006. The property has sustained high occupancy, averaging 99%, income has increased and expenses are below state average. If the property continues to sustain high occupancy levels and maintains below state average expenses then 2006-year end will see positive cash flow. The Operating General Partner has an operating deficit guarantee, which is unlimited in time and amount.

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Fund to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of various aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Fund is required to assess potential impairments to its long-lived assets, which is primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnerships.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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