Form 10-Q
period 2006-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2007-02-23
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2006

                                             or

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

                   (617) 624-8900

(Registrant's telephone number, including area code)

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31,2006

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

Three MONTHS ENDED DECEMBER 30 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

Statements of Operations NINE months 16

Statements of Operations Series 15 17

Statements of Operations Series 16 18

Statements of Operations Series 17 19

Statements of Operations Series 18 20

Statements of Operations Series 19 21

statementS OF Changes in Partners Capital 22

Changes in Partners Capital Series 15 23

Changes in Partners Capital Series 16 23

Changes in Partners Capital Series 17 24

Changes in Partners Capital Series 18 24

Changes in Partners Capital Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 28

Statements of Cash Flows Series 16 30

Statements of Cash Flows Series 17 32

Statements of Cash Flows Series 18 34

Statements of Cash Flows Series 19 36

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2006

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 40

Note D Investments 41

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 43

Combined Statements Series 16 44

Combined Statements Series 17 45

Combined Statements Series 18 46

Combined Statements Series 19 47

Liquidity 48

Capital Resources 49

Results of Operations 50

Critical Accounting Policies 67

Quantitative and Qualitative 68

Controls and Procedures 68

Part II Other Information 69

Item 1. Legal Proceedings...................................................................................................................................69

Item 1A. Risk Factors...............................................................................................................................................69

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....69

Item 3. Defaults Upon Senior Securities...........................................................................................69

Item 4. Submission of Matters to a Vote of Security Holders...............................69

Item 5. Other Information.....................................................................................................................................69

Item 6. Exhibits............................................................................................................................................................69

SIGNATURES 70

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 5,791,181	$ 7,337,365

OTHER ASSETS

Cash and cash equivalents	907,879	3,292,462
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	822,156	861,443
Other assets	113,327	78,475
	$ 7,634,543	$ 11,569,745

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 41,411
Accounts payable affiliates	24,732,986	23,452,067
Capital contributions payable	162,519	162,519
	24,896,650	23,655,997

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(15,219,207)	(10,077,051)
General Partner	(2,042,900)	(2,009,201)
	(17,262,107)	(12,086,252)
	$ 7,634,543	$ 11,569,745

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 384,372	$ 594,892

OTHER ASSETS

Cash and cash equivalents	165,963	1,262,471
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	120,524	126,263
Other assets	41,592	27,002
	$ 712,451	$ 2,010,628

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,145	$ 1,145
Accounts payable affiliates	5,843,193	5,602,855
Capital contributions payable	4,208	4,208
	5,848,546	5,608,208

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(4,762,544)	(3,230,009)
General Partner	(373,551)	(367,571)
	(5,136,095)	(3,597,580)
	$ 712,451	$ 2,010,628

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,671,242	$ 1,974,221

OTHER ASSETS

Cash and cash equivalents	244,066	572,534
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	166,952	174,902
Other assets	23,675	-
	$ 2,105,935	$ 2,721,657

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 40,266
Accounts payable affiliates	6,463,960	6,270,924
Capital contributions payable	71,862	71,862
	6,535,822	6,383,052

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(3,918,979)	(3,158,172)
General Partner	(510,908)	(503,223)

	(4,429,887)	(3,661,395)
	$ 2,105,935	$ 2,721,657

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,582,045	$ 1,915,188

OTHER ASSETS

Cash and cash equivalents	223,048	1,238,050
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	172,512	180,996
Other assets	41,292	46,473
	$ 2,018,897	$ 3,380,707

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,361,244	6,120,716
Capital contributions payable	67,895	67,895
	6,429,139	6,188,611

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(3,945,362)	(2,350,393)
General Partner	(464,880)	(457,511)
	(4,410,242)	(2,807,904)
	$ 2,018,897	$ 3,380,707

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 577,768	$ 726,046

OTHER ASSETS

Cash and cash equivalents	116,719	72,064
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	132,156	138,449
Other assets	5,000	5,000
	$ 831,643	$ 941,559

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	3,890,065	3,591,559
Capital contributions payable	18,554	18,554
	3,908,619	3,610,113

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(2,735,979)	(2,331,641)
General Partner	(340,997)	(336,913)
	(3,076,976)	(2,668,554)
	$ 831,643	$ 941,559

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2006 (Unaudited)	March 31, 2006 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,575,754	$ 2,127,018

OTHER ASSETS

Cash and cash equivalents	158,083	147,343
Notes receivable	-	-
Deferred acquisition costs, net of accumulated amortization (Note B)	230,012	240,833
Other assets	1,768	-
	$ 1,965,617	$ 2,515,194

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,174,524	1,866,013
Capital contributions payable	-	-
	2,174,524	1,866,013

PARTNERS CAPITAL

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	143,657	993,164
General Partner	(352,564)	(343,983)
	(208,907)	649,181
	$ 1,965,617	$ 2,515,194

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 12,847	$ 4,528
Other income	16,541	349
	29,388	4,877

Share of loss from Operating Partnerships(Note D)	(474,736)	(1,095,464)

Expenses
Professional fees	39,574	24,655
Fund management fee (Note C)	588,630	566,013
Amortization	13,096	13,096
General and administrative expenses	64,273	42,154
	705,573	645,918

NET LOSS	$ (1,150,921)	$ 1,736,505)

Net loss allocated to limited partners	$ (1,139,412)	$ 1,719,140)

Net loss allocated to general partner	$ (11,509)	$ (17,365)

Net loss per BAC	$ (.05)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2006	2005

Income
Interest income	$ 4,078	$ 1,673
Other income	3,791	6
	7,869	1,679

Share of loss from Operating Partnerships(Note D)	(58,673)	(128,666)

Expenses
Professional fees	9,950	3,911
Fund management fee	113,153	109,050
Amortization	1,913	1,913
General and administrative expenses	14,080	8,368
	139,096	123,242

NET LOSS	$ (189,900)	$ (250,229)

Net loss allocated to limited partners	$ (188,001)	$ (247,727)

Net loss allocated to general partner	$ (1,899)	$ (2,502)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2006	2005

Income
Interest income	$ 2,023	$ 801
Other income	3,600	5
	5,623	806

Share of loss from Operating Partnerships(Note D)	(80,273)	(76,205)

Expenses
Professional fees	9,815	3,793
Fund management fee	149,226	159,215
Amortization	2,650	2,650
General and administrative expenses	14,708	9,805
	176,399	175,463

NET LOSS	$ (251,049)	$ (250,862)

Net loss allocated to limited partners	$ (248,539)	$ (248,353)

Net loss allocated to general partner	$ (2,510)	$ (2,509)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2006	2005

Income
Interest income	$ 4,281	$ 1,581
Other income	3,450	-
	7,731	1,581

Share of loss from Operating Partnerships(Note D)	(104,639)	(127,368)

Expenses
Professional fees	7,809	3,453
Fund management fee	128,488	107,114
Amortization	2,828	2,828
General and administrative expenses	14,341	8,839
	153,466	122,234

NET LOSS	$ (250,374)	$ (248,021)

Net loss allocated to limited partners	$ (247,870)	$ (245,541)

Net loss allocated to general partner	$ (2,504)	$ (2,480)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2006	2005

Income
Interest Income	$ 1,026	$ 148
Other income	2,250	338
	3,276	486

Share of loss from Operating Partnerships(Note D)	(38,165)	(180,379)

Expenses
Professional fees	6,847	3,625
Fund management fee	94,926	89,795
Amortization	2,098	2,098
General and administrative expenses	10,287	7,376
	114,158	102,894

NET LOSS	$ (149,047)	$ (282,787)

Net loss allocated to limited partners	$ (147,557)	$ (279,959)

Net loss allocated to general partner	$ (1,490)	$ (2,828)

Net loss per BAC	$ (.04)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2006	2005

Income
Interest income	$ 1,439	$ 325
Other income	3,450	-
	4,889	325

Share of loss from Operating Partnerships(Note D)	(192,986)	(582,846)

Expenses
Professional fees	5,153	9,873
Fund management fee	102,837	100,839
Amortization	3,607	3,607
General and administrative expenses	10,857	7,766
	122,454	122,085

NET LOSS	$ (310,551)	$ (704,606)

Net loss allocated to limited partners	$ (307,445)	$ (697,560)

Net loss allocated to general partner	$ (3,106)	$ (7,046)

Net loss per BAC	$ (.08)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2006	2005

Income
Interest income	$ 31,729	$ 13,363
Other income	87,996	26,329
	119,725	39,692

Share of loss from Operating Partnerships(Note D)	(1,496,073)	(3,057,381)

Expenses
Professional fees	192,034	224,013
Fund management fee (Note C)	1,666,035	1,663,053
Amortization	39,287	39,287
General and administrative expenses	96,227	76,192
	1,993,583	2,002,545

NET LOSS	$ (3,369,931)	$(5,020,234)

Net loss allocated to limited partners	$ (3,336,232)	$(4,970,032)

Net loss allocated to general partner	$ (33,699)	$ (50,202)

Net loss per BAC	$ (.15)	$ (.23)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2006	2005

Income
Interest income	$ 11,037	$ 4,968
Other income	4,837	175
	15,874	5,143

Share of loss from Operating Partnerships(Note D)	(210,520)	(345,689)

Expenses
Professional fees	44,310	54,420
Fund management fee	333,109	334,438
Amortization	5,739	5,739
General and administrative expenses	20,230	14,942
	403,388	409,539

NET LOSS	$ (598,034)	$ (750,085)

Net loss allocated to limited partners	$ (592,054)	$ (742,584)

Net loss allocated to general partner	$ (5,980)	$ (7,501)

Net loss per BAC	$ (.15)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2006	2005

Income
Interest income	$ 5,005	$ 2,331
Other income	4,041	2,416
	9,046	4,747

Share of loss from Operating Partnerships(Note D)	(279,572)	(399,667)

Expenses
Professional fees	46,173	51,207
Fund management fee	421,909	471,493
Amortization	7,950	7,950
General and administrative expenses	21,934	17,774
	497,966	548,424

NET LOSS	$ (768,492)	$ (943,344)

Net loss allocated to limited partners	$ (760,807)	$ (933,911)

Net loss allocated to general partner	$ (7,685)	$ (9,433)

Net loss per BAC	$ (.14)	$ (.17)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2006	2005

Income
Interest income	$ 11,103	$ 4,672
Other income	5,935	4,103
	17,038	8,775

Share of loss from Operating Partnerships(Note D)	(324,650)	(525,099)

Expenses
Professional fees	41,069	43,187
Fund management fee	358,359	344,492
Amortization	8,484	8,484
General and administrative expenses	21,371	16,526
	429,283	412,689

NET LOSS	$ (736,895)	$ (929,013)

Net loss allocated to limited partners	$ (729,526)	$ (919,723)

Net loss allocated to general partner	$ (7,369)	$ (9,290)

Net loss per BAC	$ (.15)	$ (.19)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2006	2005

Income
Interest Income	$ 1,851	$ 443
Other income	69,668	10,751
	71,519	11,194

Share of loss from Operating Partnerships(Note D)	(147,345)	(561,819)

Expenses
Professional fees	35,385	34,697
Fund management fee	275,145	260,908
Amortization	6,293	6,293
General and administrative expenses	15,773	12,835
	332,596	314,733

NET LOSS	$ (408,422)	$ (865,358)

Net loss allocated to limited partners	$ (404,338)	$ (856,704)

Net loss allocated to general partner	$ (4,084)	$ (8,654)

Net loss per BAC	$ (.11)	$ (.24)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2006	2005

Income
Interest income	$ 2,733	$ 949
Other income	3,515	8,884
	6,248	9,833

Share of loss from Operating Partnerships(Note D)	(533,986)	(1,225,107)

Expenses
Professional fees	25,097	40,502
Fund management fee	277,513	251,722
Amortization	10,821	10,821
General and administrative expenses	16,919	14,115
	330,350	317,160

NET LOSS	$ (858,088)	$(1,532,434)

Net loss allocated to limited partners	$ (849,507)	$(1,517,110)

Net loss allocated to general partner	$ (8,581)	$ (15,324)

Net loss per BAC	$ (.21)	$ (.38)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2006

(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2006	$(10,077,051)	$ (2,009,201)	$(12,086,252)

Distribution	(1,805,924)	-	(1,805,924)

Net income (loss)	(3,336,232)	(33,699)	(3,369,931)

Partners' capital (deficit), December 31, 2006	$(15,219,207)	$ (2,042,900)	$(17,262,107)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2006	$ (3,230,009)	$ (367,571)	$ (3,597,580)

Distribution	(940,481)	-	(940,481)

Net income (loss)	(592,054)	(5,980)	(598,034)

Partners' capital (deficit), December 31, 2006	$ (4,762,544)	$ (373,551)	$ (5,136,095)

Series 16
Partners' capital (deficit) April 1, 2006	$ (3,158,172)	$ (503,223)	$ (3,661,395)

Distribution	-	-	-

Net income (loss)	(760,807)	(7,685)	(768,492)

Partners' capital (deficit), December 31, 2006	$ (3,918,979)	$ (510,908)	$ (4,429,887)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2006	$ (2,350,393)	$ (457,511)	$ (2,807,904)

Distribution	(865,443)	-	(865,443)

Net income (loss)	(729,526)	(7,369)	(736,895)

Partners' capital (deficit), December 31, 2006	$ (3,945,362)	$ (464,880)	$ (4,410,242)

Series 18
Partners' capital (deficit) April 1, 2006	$ (2,331,641)	$ (336,913)	$ (2,668,554)

Distribution	-	-	-

Net income (loss)	(404,338)	(4,084)	(408,422)

Partners' capital (deficit), December 31, 2006	$ (2,735,979)	$ (340,997)	$ (3,076,976)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

Nine Months Ended December 31, 2006

(Unaudited)

	Limited Partners	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2006	$ 993,164	$ (343,983)	$ 649,181

Distribution	-	-	-

Net income (loss)	(849,507)	(8,581)	(858,088)

Partners' capital (deficit), December 31, 2006	$ 143,657	$ (352,564)	$ (208,907)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2006	2005
Cash flows from operating activities:

Net Loss	$(3,369,931)	$(5,020,234)
Adjustments
Distributions from Operating Partnerships	27,770	82,151
Amortization	39,287	39,287
Share of Loss from Operating Partnerships	1,496,073	3,057,381
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(40,266)	-
Decrease (Increase) in other assets	(22,352)	(20,062)
(Decrease) Increase in accounts payable affiliates	1,280,919	1,190,636

Net cash (used in) provided by operating activities	(588,500)	(670,841)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	9,841	68,961

Net cash (used in) provided by investing activities	9,841	68,461

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2006	2005

Continued

Cash flows from financing activity:

Distribution	(1,805,924)	-

Net cash (used in) provided by financing activity	(1,805,924)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,384,583)	(602,380)

Cash and cash equivalents, beginning	3,292,462	3,776,197

Cash and cash equivalents, ending	$ 907,879	$ 3,173,817

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2006	2005
Cash flows from operating activities:

Net Loss	$ (598,034)	$ (750,085)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	5,739	5,739
Share of Loss from Operating Partnerships	210,520	345,689
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(14,590)	(14,881)
(Decrease) Increase in accounts payable affiliates	240,338	49,634

Net cash (used in) provided by operating activities	(156,027)	(363,904)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	36,295

Net cash (used in) provided by investing activities	-	36,295

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2006	2005

Continued

Cash flows from financing activity:

Distribution	(940,481)	-

Net cash (used in) provided by financing activity	(940,481)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,096,508)	(327,609)

Cash and cash equivalents, beginning	1,262,471	1,637,682

Cash and cash equivalents, ending	$ 165,963	$ 1,310,073

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 16

	2006	2005
Cash flows from operating activities:

Net Loss	$ (768,492)	$ (943,344)
Adjustments
Distributions from Operating Partnerships	8,386	5,851
Amortization	7,950	7,950
Share of Loss from Operating Partnerships	279,572	399,667
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(40,266)	-
Decrease (Increase) in other assets	(11,175)	-
(Decrease) Increase in accounts payable affiliates	193,036	493,984

Net cash (used in) provided by operating activities	(330,989)	(35,892)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(500)
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	2,521	-

Net cash (used in) provided by investing activities	2,521	(500)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 16

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(328,468)	(36,392)

Cash and cash equivalents, beginning	572,534	386,390

Cash and cash equivalents, ending	$ 244,066	$ 349,998

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 17

	2006	2005
Cash flows from operating activities:

Net Loss	$ (736,895)	$ (929,013)
Adjustments
Distributions from Operating Partnerships	1,173	1,170
Amortization	8,484	8,484
Share of Loss from Operating Partnerships	324,650	525,099
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	5,181	(5,181)
(Decrease) Increase in accounts payable affiliates	240,528	64,341

Net cash (used in) provided by operating activities	(156,879)	(335,100)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	7,320	32,666

Net cash (used in) provided by investing activities	7,320	32,666

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 17

	2006	2005

Continued

Cash flows from financing activity:

Distribution	(865,443)	-

Net cash (used in) provided by financing activity	(865,443)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,015,002)	(302,434)

Cash and cash equivalents, beginning	1,238,050	1,549,157

Cash and cash equivalents, ending	$ 223,048	$ 1,246,723

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2006	2005
Cash flows from operating activities:

Net Loss	$ (408,422)	$ (865,358)
Adjustments
Distributions from Operating Partnerships	933	2,269
Amortization	6,293	6,293
Share of Loss from Operating Partnerships	147,345	561,819
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	298,506	299,166

Net cash (used in) provided by operating activities	44,655	4,189

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,655	4,189

Cash and cash equivalents, beginning	72,064	71,958

Cash and cash equivalents, ending	$ 116,719	$ 76,147

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 19

	2006	2005
Cash flows from operating activities:

Net Loss	$ (858,088)	$(1,532,434)
Adjustments
Distributions from Operating Partnerships	17,278	72,861
Amortization	10,821	10,821
Share of Loss from Operating Partnerships	533,986	1,225,107
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(1,768)	-
(Decrease) Increase in accounts payable affiliates	308,511	283,511

Net cash (used in) provided by operating activities	10,740	59,866

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Advances to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 19

	2006	2005

Continued

Cash flows from financing activity:

Distribution	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,740	59,866

Cash and cash equivalents, beginning	147,343	131,010

Cash and cash equivalents, ending	$ 158,083	$ 190,876

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund III L.P. (the "Fund") was formed under the laws of the State of Delaware as of September 19, 1991 for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The general partner of the Fund continues to be Boston Capital Associates III L.P., a Delaware limited partnership. The general partner of the general partner of the Fund is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are various officers and employees of Boston Capital Partners, Inc., and its affiliates. The assignor limited partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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
December 31, 2006

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2006 and for the nine months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2006 the Fund has accumulated unallocated acquisition amortization totaling $1,071,184.  The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 2006 and 2005 is as follows:

	2006	2005

Series 15	$ 168,646	$ 160,994
Series 16	296,479	285,879
Series 17	255,237	243,924
Series 18	182,781	174,390
Series 19	168,041	153,612
	$1,071,184	$1,018,799

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended December 31, 2006 and 2005 are as follows:

	2006	2005

Series 15	$124,878	$ 99,878
Series 16	163,653	147,995
Series 17	129,548	104,781
Series 18	95,487	95,487
Series 19	102,837	77,837
	$616,403	$525,978

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2006 and 2005, the Fund had limited partnership interests in 234 and 237 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2006 and 2005 is as follows:

	2006	2005
Series 15	66	66
Series 16	61	64
Series 17	47	47
Series 18	34	34
Series 19	26	26
	234	237

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2006 and 2005 are as follows:

	2006	2005

Series 15	$ 4,208	$ 4,208
Series 16	71,862	71,862
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$162,519	$162,519

During the nine months ended December 31, 2006 the Fund disposed of one Operating Partnership, and received additional proceeds from an Operating Partnership which was disposed of in the prior year. A summary of the dispositions by Series for December 31, 2006 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	-	-	$-	$-
Series 16	-	-	2,521	15,021
Series 17	-	-	7,320	7,320
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	-	-	$9,841	$22,341

* Fund proceeds from disposition includes additional proceeds received for a sale of an Operating Partnership recorded as of March 31, 2006, of $2,521 for Series 16. Partnership proceeds from disposition does not include the following amounts recorded as receivable at December 31, 2006, $12,500 for Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2006

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the nine months ended December 31, 2005 the Fund did not dispose of any of the Operating Partnerships. However, the Fund did receive additional proceeds from Operating Partnerships which were disposed of in the prior year. A summary of the dispositions by Series for December 31, 2005 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	-	-	$36,295	$36,295
Series 16	-	-	-	-
Series 17	-	-	32,666	32,666
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	-	-	$68,961	$68,961

* Fund proceeds from disposition includes additional proceeds received for the sale of two Operating Partnerships recorded as of March 31, 2005, of $36,295 for Series 15 and $32,666 for Series 17.

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2006.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2006	2005

Revenues
Rental	$ 8,298,302	$ 7,894,875
Interest and other	1,133,601	292,271

	9,431,903	8,187,146

Expenses
Interest	1,930,243	1,835,583
Depreciation and amortization	2,401,290	2,655,340
Operating expenses	5,787,963	5,623,351
	10,119,496	10,114,274

NET LOSS	$ (687,593)	$(1,927,128)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (680,717)	$(1,907,857)

Net loss allocated to other Partners	$ (6,876)	$ (19,271)

* Amounts include $470,197 and $1,525,873 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2006	2005

Revenues
Rental	$ 10,187,713	$ 10,734,443
Interest and other	756,616	586,982

	10,944,329	11,321,425

Expenses
Interest	2,236,535	2,495,628
Depreciation and amortization	2,994,123	3,321,578
Operating expenses	7,194,710	7,223,406
	12,425,368	13,040,612

NET LOSS	$(1,481,039)	$ (1,719,187)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,466,229)	$ (1,701,995)

Net loss allocated to other Partners	$ (14,810)	$ (17,192)

* Amounts include $1,171,636 and $1,302,328 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2006	2005

Revenues
Rental	$ 10,427,604	$ 9,697,110
Interest and other	520,721	275,499

	10,948,325	9,972,609

Expenses
Interest	2,440,818	2,233,137
Depreciation and amortization	2,617,356	2,665,803
Operating expenses	6,914,500	6,380,471
	11,972,674	11,279,411

NET LOSS	$ (1,024,349)	$ (1,306,802)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (1,014,105)	$ (1,293,733)

Net loss allocated to other Partners	$ (10,244)	$ (13,069)

* Amounts include $689,455 and $735,968 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2006	2005

Revenues
Rental	$ 5,788,337	$ 5,712,525
Interest and other	340,736	277,612

	6,129,073	5,990,137

Expenses
Interest	1,714,319	1,327,028
Depreciation and amortization	1,971,381	2,012,255
Operating expenses	4,631,505	3,965,718
	8,317,205	7,305,001

NET LOSS	$ (2,188,132)	$ (1,314,864)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (2,166,251)	$ (1,301,715)

Net loss allocated to other Partners	$ (21,881)	$ (13,149)

* Amounts include $2,018,906 and $739,896 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2006	2005

Revenues
Rental	$ 7,704,571	$ 7,470,024
Interest and other	372,052	330,534

	8,076,623	7,800,558

Expenses
Interest	2,357,913	2,349,157
Depreciation and amortization	2,139,139	2,097,164
Operating expenses	4,689,613	4,758,445
	9,186,665	9,204,766

NET LOSS	$ (1,110,042)	$ (1,404,208)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (1,098,942)	$ (1,390,166)

Net loss allocated to other Partners	$ (11,100)	$ (14,042)

* Amounts include $564,956 and $165,059 for 2006 and 2005, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2006
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

Liquidity

The Fund's primary source of funds is the proceeds of its Public Offering.  Other sources of liquidity will include (i) interest earned on capital contributions held pending investment and on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and will invest.  Interest income is expected to decrease over the life of the Fund as capital contributions are paid to the Operating Partnerships and working capital reserves are expended. The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2006 were $616,403 and total fund management fees accrued as of December 31, 2006 were $23,997,645. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2006, an affiliate of the general partner of the Fund advanced a total of $735,341 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. A total of $8,879 was advanced during the quarter ended December 31, 2006. Below is a summary, by series, of the total advances made to date.

2006
Series 17	$635,362
Series 18	99,979
$735,341

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

During the quarter ended December 31, 2006, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 net offering proceeds in the amount of $4,208 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2006.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 61 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in three of the Operating Partnerships.

During the quarter ended December 31, 2006, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 net offering proceeds in the amount of $71,862 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 16 has invested in as of December 31, 2006.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 47 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in two of the Operating Partnerships.

During the quarter ended December 31, 2006, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of December 31, 2006. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended December 31, 2006, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 net offering proceeds in the amount of $18,554 remain to be used by the Fund to pay remaining capital contributions to the Operating Partnerships that Series 18 has invested in as of December 31, 2006.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended December 31, 2006, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2006.

Results of Operations

As of December 31, 2006 and 2005, the Fund held limited partnership interests in 234 and 237 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred, net of reporting fees received, for the three months ended December 31, 2006 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $113,153, $149,226, $128,488, $94,926, and $102,837 respectively. The fund management fees incurred, net of reporting fees received, for the nine months ended December 31, 2006 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $333,109, $421,909, $358,359, $275,145, and $277,513 respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%.  The series had a total of 66 properties December 31, 2006. Out of the total, 65 were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 15 reflects net loss from Operating Partnerships of $(687,593) and $(1,927,128), respectively, which includes depreciation and amortization of $2,401,290 and $2,655,340, respectively.

In an attempt to capitalize on the strong California real estate market, the operating general partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and Series 15 were $1,572,368 and $136,352, respectively. The majority of the funds' sale proceeds were received by the investment limited partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $360,750 was paid to Boston Capital Asset Management Limited Partners (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding asset management fees due to BCAMLP. At the time of the sale, the operating general partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series' available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, the gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the investment limited partnerships, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager, and advertising in local publications. In 2006, management also offered several rental incentives. All of these leasing efforts started to take effect, with improved cash flow and increased occupancy over the first two quarters of 2006. However, a number of evictions in the third quarter, due to non-payment of rent, resulted in a decrease in occupancy and a decline in cash flow. The average 2006 occupancy was 80%, compared to 74% in 2005 and the property continues to expend cash. The mortgage payments, taxes, insurance, and accounts payable are current. The current mortgage for this property matured in December 2004. The operating general partner was able to refinance the original mortgage with a four-year loan, which requires monthly interest payments only, in the first two years.

In April 2005, the special limited partner of the Operating Partnership agreed, on behalf of the limited partners of the Operating Partnership, that the investment general partner would supplement 25% of the operating general partner's operating deficit fundings by advancing the necessary funds at quarterly intervals, provided these advances would not exceed an aggregate of $25,000. As of the fourth quarter 2006, the investment general partner has advanced $25,000 to the Operating Partnership under the April 2005 agreement and has fulfilled its operating advance obligation per this agreement. Prior to the April 2005 agreement, the investment general partner had funded $107,076. The total funding to date from the investment general partner is $132,076. The property's 15-year LIHTC Compliance Period expired on December 31, 2006.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy through the fourth quarter for 2006 was 73%. Despite low occupancy, the property operated above break even through the fourth quarter of 2006. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company continues to advertise heavily in surrounding area newspapers. The mortgage payments, taxes, insurance, and accounts payables are current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Average occupancy declined from 87% in 2005 to 75% in 2006. Despite the decline in occupancy level, the property continues to operate above break even. This is in large part due to a reduction in maintenance expenses. The site manager decreased maintenance expenses by hiring a resident to do maintenance work at the property instead of hiring a contractor. To increase the occupancy, the management is continuously working with local Section 8 representatives and developing relationships with local churches and community centers. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. The property operated with a deficit of approximately $25,000 in 2005 despite an average occupancy of 92%. The operating general partner appealed the real estate taxes in 2006 and was able to secure a 50% real estate tax reduction. This combined with an increase in average occupancy to 96% enabled the property to operate above break even based on the unaudited financial statements. Provided that management maintains high occupancy and carefully monitors expenditures, the property should be able to continue operating above breakeven in 2007. The operating general partner funded operating deficits in 2006 despite an expired guarantee and has stated that they will continue to fund any deficits if applicable. The mortgage payments, taxes, and insurance are current. The compliance period for this property ended in December 2006 and the investment limited partner has begun discussions with the operating general partner for the sale of the property.

Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit apartment complex for families located in Utica, OH. In 2005 the property had an occupancy rate of 75% and had a loss of cash in the amount of ($3,816). In the fourth quarter of 2006 the property reflected an occupancy rate of 76%. The operating general partner changed managing agents effective January 1, 2006 without prior approval of the investment general partner. After investigating this matter, the previous management agent informed the investment general partner that they terminated their contract. The new managing agent is working to resolve the vacancy problem by preparing all vacant units to be market ready and networking with local businesses for income qualified applicants. The operating general partner continues to fund deficiencies despite an expired guarantee.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Series 15 and Series 17 of the fund, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units. Rural Development is requiring that the project be rebuilt. The operating general partner received insurance proceeds for reconstruction in January 2005. The proceeds were less than the anticipated rebuilding costs; however, the operating general partner has secured increased rental amounts per Rural Development so that the property can sustain additional debt. A contractor has been selected to rebuild the property. The anticipated construction start date was slated for October 2006, but has been delayed since negotiations with Rural Development regarding costs have not yet been finalized. The operating general partner expects the approved construction budget in the first quarter of 2007 and construction will commence immediately thereafter. The investment general partner entered into an agreement with the operating general partner for the transfer of the investment limited partner's interest. The operating general partner will assume the outstanding mortgage balance of $1,136,402 and the additional debt for the construction of the property and cash proceeds to the investment general partner of $37,000. The sale is expected to occur in the first quarter of 2008. Of the anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $29,500 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligation of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Lake View Associates (Lake View Green Apartments) is a 24-unit property located in Lake View, SC. Low occupancy, due to a lack of rental assistance, has hindered this property's performance. Occupancy, which averaged 79% in 2005, has averaged 83% through the fourth quarter of 2006. Management continues to have difficulty finding residents that are able to pay the rental rates necessary to sustain the property. Due to federal and state cutbacks, residents are not receiving the rental assistance payments that were expected when the property was originally underwritten. Current operating expense levels are in line with the state average and the property continues to operate below break even. The mortgage, taxes, insurance and payables are current. The compliance period for the property ends in 2007. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property has had trouble competing with properties that receive rental assistance. As a result, management has been forced to reduce rents to maintain occupancy. The reasons for the cash flow deficit include fluctuating occupancy, insufficient rental rates and additional replacement reserve funding per the Rural Housing workout plan. Through the fourth quarter of 2006, the property has maintained average occupancy of 93%. Management will continue to market through local media and civic organizations and will continue to monitor the possibility of a rental increase. Mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. The compliance period for this property ends in 2007.

Sioux Falls Housing Association One, LP (Country Meadows II) is a 55-unit property located in Sioux Falls, SD. Occupancy levels have averaged 94% through the fourth quarter 2006. Previous cash flow deficits were the result of increased administrative expenses for marketing the property to achieve stabilization, utilities, and low occupancy. Despite an expired guarantee the operating general partner has stated that they will continue to fund any operating deficits. The mortgage payments, taxes, and insurance are current.

In December 2006, Series 15 exercised an option to transfer its interest in Oakwood Village, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $43,121. The transaction is anticipated to close in the first quarter of 2007.

In December 2006, Series 15 exercised an option to transfer its interest in Wauchula Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $57,518. The transaction is anticipated to close in the first quarter of 2007.

Series 16

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.9%. The series had a total of 61 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 16 reflects net loss from Operating Partnerships of $(1,481,039) and $(1,719,187), respectively, which includes depreciation and amortization of $2,994,123 and $3,321,578, respectively.

Cass Partners, LP (The Fitzgerald Building) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below break even due to low occupancy. Through the fourth quarter of 2006 physical occupancy averaged 31%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as updates to kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking and amenities such as washer/dryer hook-ups. The operating general partner has taken the property management in-house with the objective of reducing operating expenses. In 2006 operating expenses decreased 28% mostly in administrative and maintenance expenses. The taxes and insurance are current through December 2006 however the mortgage is two months delinquent. Despite an expired operating deficit guaranty, the operating general partner has continued to fund operating deficits in 2006. However, the operating general partner has indicated that he will not be able to continue to fund deficits going forward. As a result, potential exit options are being explored with the operating general partner.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2005 audited financial statement indicates operations above break even due to improvements in occupancy. As of December 31, 2006 average occupancy at the property was 96%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The operating general partner continues to monitor the Operating Partnership.

The operating general partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II entered into an agreement to sell the Mariner's Pointe I & II. The transaction closed in March 2006. As part of purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The sales price for Mariner's Pointe I & II was $4,587,705, which includes outstanding mortgage balances of approximately $3,998,707 and proceeds to the investment limited partnership of $264,924. Of the total investment limited partnership proceeds received, $110,860 represents a reimbursement of funds previously advanced to the Operating Partnership by the investment limited partnership, $52,500 represents payment of outstanding reporting fees due to an affiliate of the investment limited partnership and approximately $14,501 is for third party legal costs. Proceeds from the sale of $87,063 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Losses on the sale of the property were recorded by Series 16 of $(108,072), in the quarter ended March 31, 2006. The loss recorded represents the proceeds received by the investment limited partner, net of their remaining investment balance. Accordingly, a loss on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of ($23,530) as of March 31, 2006. At the time of the sale, the operating general partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in June 2006. Accordingly, a gain was recorded for the total additional proceeds received in the amount of $2,521 as of June 30, 2006.

Summersville Estates (Summersville Estates Limited Partnership) is a 24-unit property located in Summersville, Missouri. The property struggled in 2006, with an average occupancy of only 81% for the year. The low occupancy is largely due to a lack of rental assistance on four units. The rent on these four units is more than the cost to rent many of the single family homes in the area. Management has been in regular contact with the local housing authority to bring applicants with mobile vouchers to the property. The property manager, who also performs maintenance, has concentrated on getting vacant units rent-ready in a timely manner and improving the curb appeal of the property. As a result, occupancy through the fourth quarter of 2006 improved to 82% after dropping to 70% in the third quarter. The investment general partner will continue to work with management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 84% for the year 2005. Based on the most recent information received occupancy has declined from the prior year and has averaged 79% through 2006. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve break even operations through the fourth quarter 2006. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the operating general partner that was formed to take over the management of the operating general partner's assets. The operating general partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy increased from 84% in the second quarter of 2006 to 92% and 94% in the third and fourth quarters, respectively. The 2006-year to date occupancy was 90%. The property refinanced at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. Current tenant files have been audited for tax compliance standards and management has found no violations. Prior year 8823s continue to be reviewed to determine if issues can still be addressed. The investment general partner will continue to monitor occupancy and cash flow.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. Occupancy fell to 56% in the fourth quarter of 2006 because of a highly competitive and overbuilt market saturated with move-in incentives. Management has increased their marketing efforts as well as improving the property's curb appeal through exterior painting, parking lot repaving, and rehabbing the club house. Also, to combat the increasing vacancy rate, management is continuing to hold rent levels at the 2005 level. In the second quarter of 2006, the investment general partner approved a substantial rehab of the roofs, funded from replacement reserves and insurance proceeds. Although these expenses will result in a significant cash flow deficit for 2006, these improvements are believed to be necessary to attract the limited applicant pool. The operating general partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2008.

Meadows of Southgate LDHA, is an 83 unit property located in Southgate, MI. In 2005, the property suffered the effect of several new communities opening in the area, all offering lower rents with heavy concessions. In the second quarter of 2006, the rental market began to stabilize; however, the rental market in this Michigan area still remains soft at times. The newly hired site manager is actively marketing the community in the surrounding areas and as a result more prospective residents are visiting the property. According to management, the property's occupancy should stabilize since the property is located in a convenient location. Average occupancy through the fourth quarter 2006 was 83%. As a result of the low occupancy the property is operating with a slight deficit. According to the management company, the property is expected to reach 93% occupancy by the first quarter 2007. The operating general partner continues to fund any operating deficits. The mortgage, taxes, and insurance are current.

In December 2006, Series 16 transferred its investment limited partner interest and its general partner interest in Riviera Apartments, Limited to an entity related to the remaining operating general partner for its assumption of the outstanding mortgage balance and cash proceeds of $25,000 to the general partner and $25,000 to the investment limited partner. As part of the purchase agreement, the remaining operating general partner is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Of the anticipated proceeds to be received, $5,000 represents reporting fees due to an affiliate of the investment limited partnership and the balance represent proceeds from the sale. Of the remaining anticipated proceeds to be received, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $12,500 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $12,500 as of December 31, 2006. The sale of the Operating Partnership has been recognized as of December 31, 2006, but the sale proceeds are expected to be received in the first quarter of 2007; therefore a receivable in the amount of $17,500 has been recorded as of December 31, 2006.

Series 17

As of December 31, 2006 and 2005, the average Qualified Occupancy for the series was 99.7%.  The series had a total of 47 properties at December 31, 2006.  Out of the total 46 were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 17 reflects net loss from Operating Partnerships of $(1,024,349) and $(1,306,802), respectively, which includes depreciation and amortization of $2,617,356 and $2,665,803, respectively.

In an attempt to capitalize on the strong California real estate market, the operating general partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and the fund's Series 17, after repayment of advances made to the Operating Partnership, were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded as of March 31 2004 by Series 3 and Series 17 of $406,422 and $3,108, respectively.

The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. The average occupancy for this property has steadily increased in the past three years. In 2004 it was 79%; it improved to an average of 84% in 2005, and through December 2006, the occupancy averaged 90%. Unaudited financial statements were requested, but have not been forwarded by management. However, through the third quarter of 2006, unaudited results show the property generated cash. The mortgage, real estate taxes and insurance are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 LIHTC units) family property located in West Bath, ME. The final year of tax credits was 2004 and the LIHTC compliance period runs through 2008. The property's 2005 audit revealed that the property operated with a deficit of approximately $9,000, mostly due to bad debt expense. The deficit was funded through the operating cash account. Occupancy has diminished from 96% in 2004 to 93% in 2005 and 92% in 2006, resulting in decreased rental income. In 2006 bad debt expense decreased 96% due to management's efforts to more thoroughly screen qualified applicants. The un-audited financial reports indicate that the property is operating above break even in 2006 due to reduced expenses. The investment limited partner will continue to work with management to improve occupancy and control operating expenditures. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy and deferred maintenance issues. An increase in operating expenses in 2005 also caused the property to operate below break even. Lack of cash flow is also responsible for the reserves being under-funded. In September 2005, Rural Development completed a re-amortization of the debt, combining the previously vouched taxes with the outstanding debt balance, easing the burden of the monthly debt service payments. Management requested and received a rent increase of $35 per unit per month, which was effective January 1, 2006. As a result of the increased revenues and the cost savings realized in the debt service, the partnership is operating above break even through the fourth quarter of 2006. The operating general partner has executed documents to withdraw from the partnership and admit an affiliate of the management company as the new operating general partner. Rural Development approved the operating general partner transfer in October 2006. Effective January 2007, a $55 per unit rent increase was approved. Rural Development has agreed to restate the reserve account to bring its status to current during the first quarter of 2007. Operations have improved significantly, and the operating general partner transfer has been approved.

Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past three years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the operating general partner that was formed to take over the management of the operating general partner's assets. The operating general partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. As a result, occupancy for the fourth quarter of 2006 was 98% and average year to date occupancy was 97%. Management has implemented expense controls and has worked to decrease payables. The property also refinanced at the beginning of September 2005 and was able to pay some expenses from the proceeds of the refinance. The property is reporting positive cash flow for 2006. Current tenant files have been audited for tax compliance standards and management has found no violations. Past 8823s are being reviewed to determine if any corrections can be made. The investment general partner will continue to monitor occupancy and cash flow.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 and the fund;s Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partner's interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS. The management company is an affiliate of the operating general partner. In 2005 the property operated with an average occupancy was 90% and experienced an operating deficit of approximately $31,000. In 2006 occupancy improved slightly, yet expenses continued to increase. The increase in expenses is largely due to increases in administrative and maintenance costs. Management implemented several evictions of undesirable residents and incurred higher than normal maintenance costs due to turnover work. The development's compliance period ends in December 2007 and the investment limited partnership has begun discussions with the operating general partner to sell the property at the end of compliance. The operating general partner continues to fund deficits despite an expired guarantee. The mortgage, taxes and insurance payments are all current.

Henson Creek Manor Associates Limited Partnership (Henson Creek Manor) is a 105-unit development located in Fort Washington, MD. In December of 2004 a resident of the complex reported mold in windows of the unit. Inspection Connection was hired to inspect the unit in January 2005.  Their report confirmed high humidity levels and the presence of mold in 3 units. Work orders were prepared for the maintenance staff to address moisture condensation and re-caulk the windows in those units.  The steps the maintenance staff took did not fully resolve the issue and a contractor was hired in October 2005 to install a pump system that would reduce the excess humidity in the units in an effort to stop mold growth. On October 20, 2005 while the contractor was cutting into the floor to install the pump system, the steel beams that support the unit were cut causing structural issues to the units. There were no injuries stemming from the collapse and the contractor's insurance company is covering the cost of repair. An engineering company that deals with structural damage and mold remediation was hired in mid-March 2006. It took management several months to find a company that deals with both issues. The work to the units has been completed. All units were occupied by the end of January 2007, as all physical issues have been resolved.

Brewer Street Apartments LP (West Oaks Apartments) is a 50 unit family development located in Raleigh, NC. The property operated at a small deficit in 2005 due to insufficient rental rates and high operating expenses. Through the fourth quarter of 2006, occupancy has averaged 99% and the partnership has operated at break even. In June of 2006, management implemented a rent increase of $20 per month. The additional revenue generated by this increase has allowed the partnership to operate above break even in 2006. In June of 2006 the partnership accepted a "soft" preservation loan from the state of North Carolina, the proceeds of which are being used to rehabilitate the property, making it more competitive in the Raleigh affordable housing market and greatly reducing maintenance expenses. This rehabilitation is still in progress as of year end 2006. Reduced maintenance expenses following this rehabilitation are expected to allow partnership operations to move farther above break even. All real estate tax, insurance and mortgage payments remain current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

In December 2006, BCTC Fund II - Series 14, the fund's Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner's investment in the operating partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the operating partnership.

Series 18

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 18 reflects net loss from Operating Partnerships of $(2,188,132) and $(1,314,864), respectively, which includes depreciation and amortization of $1,971,381 and $2,012,255, respectively.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2005, physical occupancy averaged 83%. In 2006, average physical occupancy declined to 75% with December occupancy of 75%. The market in Grand Rapids, MI has been soft since the beginning of 2004. The operating general partner's management company, First Centrum Management, took over the property management in February of 2006. In May 2006, First Centrum Management created a new business plan to increase occupancy. Primary focus of the plan was networking with local and civic community groups and consistently working to promote the increased residential referral fees. Management also started to run move-in specials including both reduced and free rent for specific apartment types. However, occupancy has been slow to recover due to some employee turnover at the property. In the beginning of the fourth quarter 2006, a new site manager was hired. Since the new site manager stepped in, occupancy has been gradually increasing. The management is optimistic that the property will reach 93% physical occupancy by the first quarter 2007 and at that time will be able to break even. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments) operated with an average occupancy of 92% through 2005. Based on the most recent information received occupancy through December 2006 has been consistent with the prior year average at 93%. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving break even operations through the fourth quarter of 2006. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. Average occupancy through the fourth quarter of 2006 decreased to 89%, but the property continues to operate above break even. Although payables and accrued expenses are lower than in previous years, the balances are still high, as are tenant and subsidy receivables. As of December 31, 2006 the operating general partner has confirmed that water and sewer payments are current with the City of Boston and the investment limited partner is awaiting confirmation of payment of the real estate taxes. Management continues to work with the Boston Housing Authority to improve applicant processing and move-in; however, the process is still averaging more than 60 days. Additionally, the Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. Currently, the two vacant commercial spaces have not been leased. In December 2005, the commercial spaces were appraised and the resulting report showed higher revenue potential than is currently being realized. The investment general partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The management company is a related entity to the operating general partner. On September 12, 2005, Florida Housing's monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823s rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in extensive damage. A letter dated February 28, 2006 from Florida Housing, the Finance Corporation stated that the property had been "granted relief" until January 17, 2007. As long as the related work is completed and inspected by that date, the 8823's will be rescinded. Insurance proceeds and available labor were delayed through the second quarter of 2006. Hurricane-related repairs commenced in the summer of 2006 and were 100% complete at year end. Despite the major renovations to all ten buildings, occupancy averaged 93% through the fourth quarter of 2006.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. The property struggled with occupancy for the first half of 2006, averaging only 83% through June. Occupancy has since improved to 100% in the fourth quarter. The commercial spaces are fully occupied and the property continues to operate above break even. The investment general partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The property's mortgage and property insurance are current. The operating general partner's operating deficit guarantee is unlimited as to time and amount.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. The property operated below breakeven in 2005, expending $26,054 of cash mostly due to high debt service. In 2006 the property also expended cash and the average occupancy dropped from 98% in 2005 to 89% in 2006. The decline in occupancy is due to management's difficulty in finding qualified residents for units that were set aside for the homeless. The operating general partner received preliminary approval to convert 3 of these units into section 8 housing. This should improve the occupancy and the cash flow for the property. Expenses in 2006 decreased by 4% compared to 2005. The operating general partner continues to fund operating deficits. Taxes, mortgage, and insurance are all current for this property.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 78% for 2005 and as a result the property operated below breakeven. During the first quarter of 2006, problem residents were evicted and a minor rehabilitation was begun. The renovation, which consisted of $270,000 of capital improvements, was completed at the end of 2006. The improvements were funded entirely by the operating general partner. The operating general partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and improve operations. Due to the removal of problem residents and the plans to improve the property, occupancy levels increased in the fourth quarter to 88%. The investment general partner will continue to monitor occupancy. The operating general partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. Average occupancy through the fourth quarter of 2006 was 88%, and increased annual average from 79% at the end of 2005 to 92% at the end of 2006. The property operated below break even due to the fluctuating occupancy throughout the year as well as the increased expense of turning over units for move-ins. Also, Rural Development no longer allows the property to withdraw funds for unit turnover costs, which has contributed to the higher maintenance costs. Currently an interim staff person from the regional office is training a permanent site manager who will take over at the end of January 2007 and will focus on marketing and cost-containment to continue stabilization of the property. The investment general partner will continue to monitor occupancy and operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property operated below break even in 2005 due to low occupancy and high maintenance expenses related to resident turnover. Although occupancy improved from 82% in 2005 to average 89% for 2006, the property operated below break even for 2006 as well. In order to fund this deficit, reserves were not funded to required levels. According to the 2006 budget, the property needed a 90% occupancy rate to break even. In addition, higher than budgeted operating expenses resulting from high turnover expense hurt operations further. Historical and ongoing challenges cited by management include competition for one bedroom units from a neighboring senior development, past problem tenants that required eviction, difficulty attracting quality tenants, and limitations due to the state of the local economy. Forty percent of the apartments at the property are one bedroom units and historically, these have been the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on word of mouth for rental traffic but also runs an ad for the property in a free weekly reminder that is distributed throughout town. Traffic generated by these efforts is strong but the majority of potential residents do not pass initial background and income checks. The property has historically had problems with loose shingles on all three roofs. In the third quarter of 2006, the investment general partner and Rural Development approved replacement of the west roof at Humboldt to be funded through a replacement reserve withdrawal. The replacement of the two remaining roofs is planned for spring 2007 and will be funded by a conventional loan obtained from the potential incoming operating general partner, the Iowa non-profit National Affordable Housing Foundation. The investment general partner has been working with the foundation to transfer the operating general partner interest in Humboldt, and transfer documentation has been drafted and sent to Rural Development for approval. The transfer is expected to be complete by the end of January 2007 pending a capital needs assessment and lender approval. Association with this operating general partner will benefit the partnership, as they are a local presence and have a good working relationship with Rural Development and the Iowa Finance Authority. The investment general partner will continue to closely monitor the property until occupancy improves, operations stabilize, and the transfer of the operating general partner interest is complete.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. The property operated above break even in 2005 but a decline in occupancy that began in the fourth quarter of 2005 and continued throughout 2006 resulted in an operating deficit for the year. As a result, the property was unable to fund their September 2006 tax payment. Average occupancy for 2006 was 70%. Management attributes the large dip in occupancy to problem tenants at the property. The police are called to the site frequently to deal with these tenants and, over time, Marengo Park developed a poor reputation in the town. In addition, an August 2006 inspection by Rural Development showed numerous deficiencies in the nine units that were vacant at the time; several of the units were not rent-ready. Eight of these units had been vacant for at least four months with one sitting vacant for over a year. A new site manager and maintenance technician were hired in mid-September 2006. Management is working to remove the problem tenants and by the end of the third quarter, the majority of these tenants had been evicted. The new site manager prioritized making all units rent-ready and, as of the end of the fourth quarter, all vacant units were ready for move-in and occupancy increased to 79%, a high for 2006. The investment general partner has been in contact with a non-profit organization, the National Affordable Housing Foundation, which has expressed a desire to assume the operating general partner interest in this partnership. The investment limited partner is currently negotiating the transfer of interest and this transaction is expected to be complete by the end of January 2007. Transfer documentation has been sent to Rural Development for approval. Association with this operating general partner will benefit the partnership, as they are a local presence and have a good working relationship with Rural Development, and the Iowa Finance Agency. As a condition of the transfer, the foundation has agreed to pay the outstanding September tax bill. In anticipation of the transfer, Rural Development has agreed to hold off on vouchering the taxes until the transfer is complete and the foundation can make the payment. The investment general partner will continue to closely monitor the property until occupancy improves, operations stabilize, and the transfer of operating general partner interest is complete.

Rio Grande Apartments, LTD (Rio Grande Apartments) is a 100-unit property located in Eagle Pass, TX. The property has been experiencing a drop in occupancy since September 2006. A hail storm hit the property causing significant roof damage, resulting in leaks in approximately 20 of the units, making them inhabitable. The repair work is underway and should be completed by the end of January 2007, with an expectation that 100% of the units will be occupied by the end of February 2007. Fourth quarter 2006 average occupancy was 84%; the average 2006 occupancy was 89%. Due to low occupancy levels the property is operating below break even. The investment general partner will continue to monitor the property to ensure that the roof repairs are completed and occupancy stabilizes. All taxes, insurance and mortgage payments are current.

Series 19

As of December 31, 2006 and 2005 the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at December 31, 2006, all of which were at 100% Qualified Occupancy.

For the period ended December 31, 2006 and 2005, Series 19 reflects net loss from Operating Partnerships of $(1,110,042) and $(1,404,208), respectively, which includes depreciation and amortization of $2,139,139 and $2,097,164, respectively.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below break even as a result of low occupancy and very low rent levels. Occupancy at the property averaged 70% in 2005 and 89% through the fourth quarter of 2006. The primary problem is that Carrolton, Missouri, has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. The property has also suffered from a poor reputation in the community. The operating general partner changed the property's name to Meadow Ridge Apartments in an effort to distance the property from its poor reputation. In an effort to improve occupancy, the property offered one-month free rent for a new resident as well as one-month free rent for resident referrals. They expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly and was 94% at the end of the fourth quarter. The property has also received an additional grant of $40,000 from the state to enable the property to reduce the rents for the residents but not lose any income. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce the negative cash flow. The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. In 2005 the property had an occupancy rate of 88%. In the third quarter of 2006 the property reflected an occupancy rate of 83%. The operating general partner changed managing agents effective January 1, 2006 without the approval of the investment general partner. After investigating the change, the previous managing agent informed the investment general partner that they terminated the contract. The new managing agent is working to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. Although no fourth quarter reports are available from the management company, they report no change from the prior period occupancy. The operating general partner continues to fund deficiencies despite an expired guarantee.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through 2006 was 95%. The property is operating below break even due to high operating costs which are attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Between 2001 and 2003 a total of $61,310 in foundation work was completed. In 2004 capital expenditures reflect monies for immediate repair; to rebuild three stair towers and two landings related to foundation movement at total cost of $23,140; metal perimeter fence repair on the west side of the community that re-braced due to ground movement; and car damage at total cost of $5,290, were completed in March 2004. Other capital work consisted of carpet replacements, vinyl replacement, boiler repairs, a new heat exchanger and swimming pool repair work related to code changes. The overall estimate to complete the foundation work and address the interior issues as a result of the movement was estimated at $170,000. Several emergency repairs were needed to rebuild three deteriorating stair towers, resulting from foundation movement. The operating general partner continues to monitor movement in the five buildings identified in the engineer's report and addresses the issues as they are presented. In 2006, $111,300 in repairs was included in the budget to address the structural issues; however, to date the high operating expenses are not allowing for the cash to be available to make the improvements. The results from the soil test have been received and the operating general partner has determined the course of action that needs to be taken to fix the shifting buildings. The operating general partner has obtained a bid to complete the necessary repairs to the building. Work is anticipated to begin in February 2007. The investment general partner continues to visit the property and review the work as it is completed. Discussions regarding the future improvements with the operating general partner are ongoing. The investment general partner will continue to work with the operating general partner through the completion of the improvements and the reduction of the operating expenses. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The economy has declined due to the loss of industry. This has resulted in lower than anticipated rents, rental concessions, and rental delinquency, resulting in low economic occupancy. Physical occupancy continues to fluctuate and the property experienced an average of 88% physical occupancy throughout the fourth quarter 2006. The current rent levels coupled with current concessions is not allowing the property to break even. Management has implemented a more stringent resident selection plan and is working to minimize delinquency. The property's mortgage is current and the replacement reserve is adequately funded. However, the tax and insurance escrow account was under-funded by $8,853, with insufficient cash to cover the accrued tax liability. The operating deficit is being funded with a cash overdraft, which is currently at $12,290. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount. The property's compliance period ends in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately 26 miles from downtown Atlanta. Occupancy suffered from overdevelopment of the Georgia market, hitting a low of 78% in July 2005. Consequently, the property expended ($82,590) in 2005 as revenue fell and the property increased spending on turnover and marketing. The related-party management company hired a Vice President of Marketing and this property is one of six on a high priority list. Marketing efforts included outreach at job fairs and visitations with local employers. The company also targeted low-risk evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 90% in 2006 and currently 92% as of December 2006. The operating general partner has continued to fund this property, with $158,718 in advances made to date, and taxes, mortgage and insurance are all current.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 23, 2007	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 23, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 23, 2007	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal