Form 10-K
period 2007-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2007-07-16
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2007
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
Yes ☐           No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑

DOCUMENTS INCORPORATED BY REFERENCE
The following documents of the Fund are incorporated by reference:

Form 10-K
Parts	Document
Parts I, III as supplemented	Prospectus (as defined in Part I, Item I of this Form 10-K)
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
FOR THE YEAR ENDED MARCH 31, 2007

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
A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 2007, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Offering of the Fund.
The Offering, including information regarding the issuance of BACs in series, is described in each Prospectus, as supplemented, under the caption “The Offering”, which descriptions are incorporated herein by reference.

Description of Business
The Fund’s principal business is to invest as a limited partner in other limited partnerships (the “Operating Partnerships”) each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants. Each Operating Partnership in which the Fund invests owns apartment complexes, which are completed, newly constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance. Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the “Federal Housing Tax Credit”), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources. Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the “Rehabilitation Tax Credit”). The Federal Housing Tax Credit and the government assistance programs are described on pages 37 to 51 of the Prospectus, as supplemented, under the captions “Tax Credit Programs” and “Government Assistance Programs,” which is incorporated herein by reference. Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of HUD (the “Housing and Urban Development Act of 1965”), as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance including tax credits. The payments for each tenant, which are made directly to the owner of their property, generally are in amounts to enable the tenant to pay rent equal to 30% of the adjusted family income. Some of the apartment complexes in which the Fund has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals. At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of apartment complexes.
As of March 31, 2007 the Fund had invested in 63 Operating Partnerships on behalf of Series 15, 61 Operating Partnerships on behalf of Series 16, 47 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.
The business objectives of the Fund are to:
(1)	provide current tax benefits to investors in the form of Federal Housing Tax Credits, and in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor’s federal income tax liability from active, portfolio and passive income;

(2)	provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and

(3)	Preserve and protect the Fund’s capital and provide capital appreciation and cash distributions through increases in value of the Fund’s investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes.

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
An investment in our BACs and our investments in Operating Partnerships are subject to risks. These risks may impact the tax benefits of an investment in our BACs, and the amount of proceeds available for distribution to our limited partners, if any, on liquidation of our investments.
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
The IRS may audit us or an Operating Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Tax Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in our BACs. Changes in tax laws could also impact the tax benefits from an investment in our BACs and/or the value of the Operating Partnerships. Until the Operating Partnerships have completed a mandatory fifteen year Low Income Housing Tax Credit compliance period, investors are at risk for potential recapture of Low Income Housing Tax Credits that have already been claimed.
The Low Income Housing Tax Credits rules are extremely complicated and noncompliance with these rules may have adverse consequences for BAC holders.
Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income. The Operating Partnerships may be sold at a price, which would not result in our realizing cash distributions or proceeds from the transaction. Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our BACs.

Poor performance of one housing complex, or the real estate market generally, could impair our ability to satisfy our investment objectives.
Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the housing complex would occur. To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:
-	difficulties in obtaining rent increases

-	limitations on cash distributions;

-	limitations on sales or refinancing of Operating Partnerships;

-	limitations on transfers of interests in Operating Partnerships;

-	limitations on removal of local general partners;

-	limitations on subsidy programs; and

-	possible changes in applicable regulations.
The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.
No trading market for the BACs exists or is expected to develop.
There is currently no active trading market for the BACs. Accordingly, limited partners may be unable to sell their BACs or may have to sell BACs at a discount. Limited partners should consider their BACs to be a long-term investment.
Investors may realize taxable gain on sale or disposition of BACs.
     Upon the sales or other taxable disposition of BACs, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the BACs, is greater than the original cost of their BACs. This realized taxable income is reduced to the extent that investors have suspended passive losses or credits. It is possible that the sale of BACs may not generate enough cash to pay the tax obligations arising from the sale.
Investors may have tax liability in excess of cash.
     Investors eventually may be allocated profits for tax purposes, which exceed any cash distributed to them. Under these circumstances, unless an investor has passive losses or credits to reduce this tax liability, the investor will have to pay federal income tax without a corresponding cash distribution. Similarly, in the event of a sale or foreclosure of an apartment complex or a sale of BACs, an investor may be allocated taxable income, resulting in tax liability, in excess of any cash distributed to him or her as a result of the event.

Investors may not receive cash if apartment complexes are sold.
     There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to the Fund, expenses such as accrued management fees and unpaid loans will be deducted pursuant to Section 4.02(a) of the Fund Agreement. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment will be the tax credits received.
The sale or refinancing of the apartment complexes is dependent upon the following material factors:
-	The necessity of obtaining the consent of the operating general partners;

-	The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

-	The uncertainty of the market.
Any sale may occur well after the fifteen-year federal housing tax credit compliance period.
We have insufficient sources of cash to pay our existing liabilities.
We currently do not have sufficient cash resources to satisfy our financial liabilities. Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities. Substantially all of our existing liabilities are payable to our general partner and its affiliates. Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term, however, there can be no assurance that this will be the case. We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations. All monies currently deposited, or that will be deposited in the future, into the Fund’s working capital reserves are intended to be utilized to pay our existing and future liabilities.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
The Fund has acquired a limited partnership interest in 231 Operating Partnerships in five series, identified in the table set forth below. In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.
Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
April Gardens Apts. III	Las Piedras, PR	32	$1,427,307	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,261,816	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	495,194	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	977,364	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	759,313	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	780,494	03/92	09/92	100%	152,282

Buena Vista Apartments, Phase II	Union, SC	44	1,412,298	03/92	01/92	100%	281,000

Calexico Senior Apts.	Calexico, CA	38	1,870,908	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	716,914	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,247,655	10/92	09/93	100%	247,599

Country Meadows II, III, IV	Sioux Falls, SD	55	1,064,605	05/92	09/92	100%	1,220,825

Curwensville House Apts.	Curwensville, PA	28	1,175,120	09/92	07/93	100%	262,000

Deerfield Commons	Crewe, VA	39	1,195,713	04/92	06/92	100%	242,430

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
East Park Apts. I	Dilworth, MN	24	$482,803	06/94	01/94	100%	$406,100

Edgewood Apts.	Munford-ville, KY	24	762,143	06/92	08/92	100%	156,763

Golden Age Apts.	Oak Grove, MO	17	391,791	04/92	11/91	100%	84,410

Graham Village Apts.	Graham, NC	50	1,176,270	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	665,037	04/94	10/75	100%	76,069

Greenwood Village	Fort Gaines, GA	24	652,598	08/92	05/93	100%	131,268

Hadley’s Lake Apts.	East Machias ME	18	1,008,932	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,443,932	07/92	02/93	100%	327,944

Harrison- ville Properties II	Harrison- ville, MO	24	593,028	03/92	11/91	100%	144,004

Harvest Point Apts.	Madison, SD	30	1,165,150	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,816,135	04/92	11/92	100%	1,153,620

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Heron’s Landing I	Lake Placid, FL	37	$1,168,522	10/92	10/92	100%	$255,339

Higginsville Estates	Higginsville, MO	24	611,027	03/92	03/91	100%	146,111

Kearney Estates	Kearney, MO	24	616,327	05/92	01/92	100%	138,103

Lakeside Apts.	Lake Village AR	32	1,187,119	08/94	08/95	100%	282,004

Lake View Green Apts.	Lake View, SC	24	863,544	03/92	07/92	100%	183,603

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,038,750	03/92	02/92	100%	229,986

Lebanon Properties III	Lebanon, MO	24	614,320	03/92	02/92	100%	152,171

Lebanon Village II	Spring Grove, VA	24	888,416	08/92	02/93	100%	169,000

Lilac Apts.	Leitchfield, KY	24	696,187	06/92	07/92	100%	148,015

Livingston Plaza	Livingston, TX	24	648,889	12/92	11/93	100%	176,534

Manning Lane Apts.	Manning, SC	42	1,428,330	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville, GA	18	537,019	08/92	12/92	100%	114,200

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Maryville Properties	Maryville, MO	24	$698,372	05/92	03/92	100%	$156,636

Meadow View Apts.	Grantsville, MD	36	1,442,074	05/92	02/93	100%	291,322

Millbrook Commons	Sanford, ME	16	893,268	06/92	11/92	100%	227,100

Monark Homes	Van Buren & Barling, AR	10	307,918	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	851,850	09/92	05/93	100%	206,820

North Trail Apts.	Arkansas City, KS	24	793,801	09/94	12/94	100%	194,118

Osceola Estates Apts	Osceola, IA	24	596,640	05/92	05/92	100%	161,325

Payson Senior Center Apts.	Payson, AZ	39	1,447,011	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	3,494,272	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	847,560	03/92	01/92	100%	165,434

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Rio Mimbres II Apartments	Deming, NM	24	$752,026	04/92	04/92	100%	$149,811

Rolling Brook III Apts.	Algonac, MI	26	801,991	06/92	11/92	100%	185,632

School St. Apts. Phase I	Marshall, WI	24	637,647	04/92	05/92	100%	666,025

Shenandoah Village	Shenandoah, PA	34	1,429,367	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	772,411	07/92	02/93	96%	178,084

Spring Creek II Apts.	Derby, KS	50	764,462	04/92	06/92	100%	1,060,282

Sunset Sq. Apts.	Scottsboro, AL	24	717,697	09/92	08/92	100%	143,900

Taylor Mill Apartments	Hodgenville, KY	24	747,023	04/92	05/92	100%	173,606

Timmons Village Apts.	Lynchburg, SC	18	605,473	05/92	07/92	100%	122,450

University Meadows	Detroit, MI	53	2,235,469	06/92	12/92	100%	1,676,750

Valatie Woods	Valatie, NY	32	1,250,051	06/92	04/92	100%	277,600

Boston Capital Tax Credit Fund III L.P. — Series 15
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Village Woods	Healdton, OK	24	$675,004	08/94	12/94	100%	$173,616

Villas Del Mar	Urb. Corales de Hatillo, PR	32	1,427,942	08/92	08/92	100%	307,200

Virgen del Pozo Garden Apts.	Sabana Grande, PR	70	3,256,068	08/92	07/93	100%	772,550

Weedpatch Country Apts.	Weedpatch, CA	36	1,913,123	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	510,540	08/92	11/92	100%	108,000

Wood Park Pointe	Arcadia, FL	36	1,139,515	06/92	05/92	100%	243,672

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
1413 Leavenworth Apts.	Omaha, NE	60	$1,850,486	12/92	03/93	100%	$1,287,526

Abbey Orchards Apts.	Nixa, MO	48	1,289,867	03/94	06/94	100%	1,163,875

Abbey Orchards Apts. II	Nixa, MO	56	1,078,246	08/94	07/94	100%	1,137,750

Bernice Villa Apts.	Bernice, LA	32	875,998	05/93	10/93	100%	200,476

Branch River Commons Apts	Wakefield, NH	24	1,225,080	09/92	02/93	100%	246,105

Brunswick Manor Apts.	Lawrence- ville ,VA	40	1,373,516	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	745,078	11/92	01/93	100%	175,959

Cape Ann YMCA Community Ctr.	Gloucester, MA	23	276,131	01/93	12/93	100%	693,132

Carriage Park Village	Westville, OK	24	674,614	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	487,927	10/92	07/93	100%	102,500

Cielo Azul Apts.	Aztec, NM	30	986,981	05/93	05/93	100%	389,749

Clymer Park Apts.	Clymer, PA	32	1,409,501	12/92	11/94	100%	317,428

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Crystal Ridge Apts.	Davenport, IA	126	$3,432,337	10/93	02/94	100%	$3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,407,365	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	595,588	08/93	03/93	100%	572,200

Derry Round House Court	Borough of Derry, PA	26	1,075,976	02/93	02/93	100%	248,019

Fairmeadow Apts.	Latta, SC	24	854,470	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	1,006,418	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	723,602	12/92	09/93	100%	162,397

Gibson Manor Apts.	Gibson, NC	24	859,875	12/92	06/93	100%	161,412

Greenfield Properties	Greenfield, MO	20	534,021	01/93	05/93	100%	126,046

Greenwood Apts.	Mt. Pleasant, PA	36	1,416,863	11/93	10/93	100%	352,000

Harmony House Apts.	Galax, VA	40	1,411,347	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	2,446,904	08/94	09/95	100%	2,005,814

Holly Tree Manor	Holly Hill, SC	24	858,860	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	940,409	11/93	04/94	100%	246,722

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Joiner Manor	Joiner, AR	25	$757,930	01/93	06/93	100%	$149,670

Landview Manor	Bentonia, MS	28	815,718	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,329,617	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	869,467	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,260,529	09/92	03/93	100%	274,750

Meadows of Southgate	Southgate, MI	83	2,088,080	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,910,695	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,529,447	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	1,163,365	02/93	10/93	100%	221,626

Newport Manor Apts.	Newport, TN	30	917,713	09/93	12/93	100%	204,863

Oak Forest Apts.	Eastman, GA	41	1,133,367	12/92	10/93	100%	251,269

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Parkwoods Apts.	Anson, ME	24	$1,244,324	12/92	09/93	100%	$320,206

Plantation Manor	Tchula, MS	28	800,699	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	496,928	12/93	11/94	100%	100,249

Sable Chase of McDonough	McDonough, GA	222	4,276,036	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	884,775	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	899,203	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	920,454	05/93	09/93	100%	206,086

Summersville Estates	Summersville, MO	24	601,025	05/93	06/93	100%	157,976

Stony Ground Villas	St. Croix, VI	22	1,379,069	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	685,054	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	738,311	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	722,625	12/92	07/94	100%	144,304

Boston Capital Tax Credit Fund III L.P. — Series 16
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
The Fitzgerald Building	Plattsmouth, NE	20	$555,161	12/93	12/93	100%	$924,780

The Woodlands	Tupper Lake, NY	18	906,488	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,550,025	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	823,401	05/93	10/93	100%	185,392

Valley View Apartments	Palatine Bridge, NY	32	1,361,848	05/94	05/94	100%	326,870

Victoria Pointe Apts.	North Port, FL	42	1,401,883	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,446,778	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	957,415	05/93	05/93	100%	231,741

Westchester Village of Oak Grove	Oak Grove, MO	33	941,526	12/92	04/93	100%	889,700

Westchester Village of St. Joseph	St. Joseph, MO	60	1,107,015	07/93	06/93	100%	1,316,500

Willcox Senior Apts.	Willcox, AZ	30	1,070,121	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,408,481	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. — Series 17
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Annadale Apartments	Fresno, CA	222	$12,685,618	01/96	06/90	100%	$1,108,873

Artesia Properties	Artesia, NM	40	1,354,889	09/94	09/94	100%	399,464

Aspen Ridge Apts.	Omaha, NE	42	942,413	09/93	11/93	100%	809,750

Briarwood Apartments	Clio, SC	24	872,928	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	1,040,312	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,098,350	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,147,001	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,040,096	05/93	04/93	100%	201,711

Caney Creek Apts.	Caneyville, KY	16	460,007	05/93	04/93	100%	118,800

Central House	Cambridge, MA	128	1,650,601	04/93	12/93	100%	2,498,109

Clinton Estates	Clinton, MO	24	717,204	12/94	12/94	100%	162,717

Cloverport Apts.	Cloverport, KY	24	719,709	04/93	07/93	100%	174,575

College Greene Senior Apts	Chili, NY	110	3,752,942	03/95	08/95	100%	232,545

Boston Capital Tax Credit Fund III L.P. — Series 17
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Crofton Manor Apts.	Crofton, KY	24	$771,087	04/93	03/93	100%	$168,420

Deerwood Village Apts	Adrian, GA	20	618,005	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,134,766	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,064,526	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,022,222	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	1,988,503	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	1,009,451	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,323,989	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,979,968	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	513,950	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	981,677	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	651,356	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,035,857	11/93	08/94	100%	304,556

Boston Capital Tax Credit Fund III L.P. — Series 17
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Ivywood Park Apts.	Smyrna, GA	106	$3,621,127	06/93	10/93	100%	$2,093,847

Jonestown Manor Apts.	Jonestown, MS	28	842,475	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	4,013,522	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	2,909,908	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,444,627	02/94	12/94	100%	288,268

Maplewood Park Apts.	Union City, GA	110	3,198,654	04/94	07/95	100%	1,416,091

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	849,443	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,336,812	11/93	03/94	100%	439,277

Palmetto Villas	Palmetto, FL	49	1,575,059	05/94	04/94	100%	421,795

Park Place	Lehigh Acres, FL	36	1,319,244	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	777,330	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	847,108	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	2,581,914	12/93	12/94	100%	909,231

Boston Capital Tax Credit Fund III L.P. — Series 17
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Seabreeze Manor	Inglis, FL	37	$1,198,662	03/94	01/95	100%	$294,387

Soledad Senior Apts.	Soledad, CA	40	1,879,484	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	874,639	09/93	06/94	100%	902,915

Villa West V Apartments	Topeka, KS	52	948,688	02/93	10/92	100%	902,700

Waynesburg House Apts.	Waynesburg, PA	34	1,449,528	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,478,855	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,299,677	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	754,455	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. — Series 18
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Arch Apartments	Boston, MA	75	$1,667,060	04/94	12/94	100%	$3,017,845

Bear Creek Apartments	Naples, FL	118	4,940,929	03/94	04/95	100%	3,586,687

Briarwood Apartments	Humbolt, IA	20	691,613	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,763,014	03/94	12/94	100%	519,100

Chatham Manor	Chatham, NY	32	1,345,452	01/94	12/93	100%	296,860

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,421,552	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	809,949	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,631,020	08/94	01/95	100%	1,627,293

Glen Place Apartments	Duluth, MN	35	1,018,680	04/94	06/94	100%	1,328,621

Harris Music Building	West Palm Beach, FL	38	1,526,501	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield,CA	60	1,131,417	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,487,824	08/93	05/94	100%	1,029,000

Boston Capital Tax Credit Fund III L.P. — Series 18
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Lathrop Properties	Lathrop, MO	24	$714,885	04/94	05/94	100%	$171,579

Leesville Elderly Apts.	Leesville, LA	54	1,293,052	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	982,175	07/94	09/94	100%	595,439

Maple Leaf Apartments	Franklinville, NY	24	1,073,711	08/94	12/94	100%	296,587

Maple Terrace	Aurora, NY	32	1,345,470	09/93	09/93	100%	279,988

Marengo Park Apts.	Marengo, IA	24	729,335	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	468,693	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,443,567	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	940,715	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	785,331	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	477,309	01/94	07/94	100%	116,860

Parvin’s Branch Townhouses	Vineland, NJ	24	571,762	08/93	11/93	100%	761,856

Boston Capital Tax Credit Fund III L.P. — Series 18
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Peach Tree Apartments	Felton, DE	32	$1,436,361	01/94	07/93	100%	$206,100

Pepperton Villas	Jackson, GA	29	838,157	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville, AR	62	656,423	12/93	12/94	100%	1,067,200

Richmond Manor	Richmond, MO	36	995,447	06/94	06/94	100%	231,593

Rio Grande Apartments	Eagle Pass, TX	100	2,070,058	06/94	05/94	100%	666,840

Troy Estates	Troy, MO	24	663,112	12/93	01/94	100%	159,007

Vista Loma Apartments	Bullhead City, AZ	41	1,564,428	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	225,762	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	1,922,701	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. — Series 19
PROPERTY PROFILES AS OF MARCH 31, 2007

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Callaway Villa	Holt’s Summit, MO	48	$1,028,137	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,340,005	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,421,552	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,281,609	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	3,017,143	08/94	03/95	100%	3,337,884

Garden Gate Apartments	Forth Worth, TX	240	5,239,527	02/94	04/95	100%	3,576,605

Garden Gate Apartments	Plano, TX	240	6,572,866	02/94	05/95	100%	3,166,064

Hebbronville Senior	Hebbronville, TX	20	498,962	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,252,818	05/94	08/95	100%	1,715,351

Jenny Lynn Apts.	Morgantown, KY	24	776,786	01/94	09/94	100%	182,800

Lone Star Senior	Lone Star, TX	24	591,662	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	931,162	05/94	08/95	100%	227,910

Maplewood Park Apts.	Union City, GA	110	3,198,654	04/94	07/95	100%	1,416,091

Martindale Apts.	Martindale, TX	24	644,462	12/93	01/94	100%	154,790

Boston Capital Tax Credit Fund III L.P. — Series 19
PROPERTY PROFILES AS OF MARCH 31, 2007
Continued

			Mortgage				Cap Con
			Balance			Qualified	Paid
Property			As of	Acq	Const	Occupancy	Thru
Name	Location	Units	12/31/06	Date	Comp	3/31/07	3/31/07
Munford Village	Munford, AL	24	$728,020	10/93	04/94	100%	$165,800

Northpoint Commons	Kansas City, MO	158	4,234,697	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	631,547	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,693,248	03/95	05/95	100%	499,104

Sahale Heights Apts.	Elizabethtown, KY	24	825,794	01/94	06/94	100%	238,600

Seville Apartments	Forest Village, OH	24	646,225	03/94	03/78	100%	71,780

Sherwood Knoll	Rainsville, AL	24	751,172	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	912,736	01/94	11/95	100%	223,029

Tanglewood Apartments	Lawrenceville, GA	130	3,724,042	11/93	12/94	100%	3,020,840

Village North I	Independence, KS	24	823,930	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	4,616,590	12/93	01/95	100%	2,833,420

Wedgewood Lane Apartments	Cedar City, UT	24	969,966	06/94	09/94	100%	262,800

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests and Related Fund Matters and Issuer Purchases of Fund Interests
(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2007 the Fund has 12,974 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,403 investors holding 3,870,500 BACs, Series 16 consists of 3,327 investors holding 5,429,402 BACs, Series 17 consists of 2,850 investors holding 5,000,000 BACs, Series 18 consists of 2,054 investors holding 3,616,200 BACs, and Series 19 consists of 2,340 investors holding 4,080,000 BACs at March 31, 2007.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2007.

The Fund Agreement provides that profits, losses and credits will be allocated each month to the holder of record of a BAC as of the last day of such month. Allocation of profits, losses and credits among BAC holders are made in proportion to the number of BACs held by each BAC holder.

Any distributions of net cash flow or liquidation, sale or refinancing proceeds will be made within 180 days of the end of the annual period to which they relate. Distributions will be made to the holders of record of a BAC as of the last day of each month in the ratio which (i) the BACs held by the holder on the last day of the calendar month bears to (ii) the aggregate number of BACs outstanding on the last day of such month.

Fund allocations and distributions are described in the Prospectus, as supplemented, under the caption “Sharing Arrangements: Profits, Credits, Losses, Net Cash Flow and Residuals”, which is incorporated herein by reference.

Item 6. Selected Financial Data
The information set forth below presents selected financial data of the Fund for each of the years ended March 31, 2003 through March 31, 2007. Additional detailed financial information is set forth in the audited financial statements listed in Item 15 hereof.

	March 31,	March 31,	March 31,	March 31,	March 31,
Operations	2007	2006	2005	2004	2003
Interest & Other Income	$138,587	$50,412	$24,940	$30,103	$45,840
Share of Loss of Operating Partnership	(1,280,294)	(3,518,129)	(12,401,037)	(9,459,170)	(9,013,016)
Operating Expense *	(4,046,414)	(14,206,603)	(21,174,761)	(3,818,419)	(3,394,204)

Net Loss	$(5,188,121)	$(17,674,320)	$(33,550,858)	$(13,247,486)	$(12,361,380)

Net Loss per BAC	$(0.23)	$(0.80)	$(1.51)	$(.60)	$(.56)

	March 31,	March 31,	March 31,	March 31,	March 31,
Balance Sheet	2007	2006	2005	2004	2003
Total Assets	$6,232,167	$11,569,745	$27,590,451	$58,793,521	$70,791,712

Total Liabilities	$25,312,464	$23,655,997	$22,002,383	$19,522,261	$18,272,966

Partners’ Capital	$(19,080,297)	$(12,086,252)	$5,588,068	$39,271,260	$52,518,746

*	Operating Expense includes Impairment Losses recorded in the amounts of $1,365,076 for 2007, $11,603,236 for 2006, $18,797,540 for 2005, $1,136,378 for 2004, and $707,589 for 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1 of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.
Liquidity
The Fund’s primary source of funds is the proceeds of each Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest. All sources of liquidity are available to meet the obligations of the Fund. The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.
The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2007 were $2,456,290, and total fund management fees accrued as of March 31, 2007 were $24,404,262. During the year ended March 31, 2007 the Fund paid fees of $780,800 which were applied to prior year accruals.
Pursuant to the Partnership Agreement, such liabilities will be deferred until the Fund receives sale or refinancing proceeds from Operating Partnerships, and at that time proceeds from such sales or refinancing would be used to satisfy such liabilities.
Capital Resources
The Fund offered BACs in the Offering declared effective by the Securities and Exchange Commission on January 24, 1992. The Fund received and accepted subscriptions for $219,961,020 representing 21,996,102 BACs from investors admitted as BAC holders in Series 15 through 19 of the Fund. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Public Offering of the Fund.
(Series 15). The Fund commenced offering BACs in Series 15 on January 24, 1992. The Fund received and accepted subscriptions for $38,705,000 representing 3,870,500 BACs from investors admitted as BAC holders in Series 15. Offers and sales of BACs in Series 15 were completed and the last of BACs in Series 15 were issued by the Fund on June 26, 1992.

During the fiscal year ended March 31, 2007, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2006, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 67 Operating Partnerships in an aggregate amount of $29,390,546, and the Fund had completed payment of all installments of its capital contributions to 66 of the 67 Operating Partnerships. Series 15 has $4,208 in capital contributions that remain to be paid to some of the Operating Partnerships. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.
(Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.
During the fiscal year ended March 31, 2007, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2007, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228, and the Fund had completed payment of all installments of its capital contributions to 60 of the 64 Operating Partnerships. Series 16 has $71,862 in capital contributions that remain to be paid to the other 4 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.
(Series 17). The Fund commenced offering BACs in Series 17 on January 24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.
During the fiscal year ended March 31, 2007, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 48 Operating Partnerships in an aggregate amount of $37,062,980, and the Fund had completed payments of all installments of its capital contributions to 43 of the 48 Operating Partnerships. Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of March 31, 2007. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one Operating Partnership. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.
(Series 18). The Fund commenced offering BACs in Series 18 on June 17,1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.
During the fiscal year ended March 31, 2007, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.
(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.
During the fiscal year ended March 31, 2007, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2007, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.
Results of Operations
The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2007, 2006 and 2005, was $2,138,666, $2,098,275, and $1,666,693, respectively. The decrease in March 31, 2005 annual fund management fee incurred net of reporting fees is primarily the result of the payment of prior years’ reporting fees in the amounts of $256,461 for Series 15 and $235,999 for Series 17 from the sale of one Operating Partnership.
The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.
(Series 15). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 99.9%. The series had a total of 63 properties at March 31, 2007, 62 of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $2,103,420 and $2,921,113, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.05, respectively, in tax credits per BAC to the investors. Series 15 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact that a large number of the Operating Partnerships are in their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.

As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 15 was $361,924, and $594,892, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2006 and 2005, Series 15 reflects net loss from Operating Partnerships of $(1,969,500) and $(1,838,522), respectively, which includes depreciation and amortization of $3,027,505 and $3,307,014, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net income (loss) for series 15 was $516,570, $(1,364,396), and $(5,118,904), respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.
In an attempt to capitalize on the strong California real estate market, the operating general partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and Series 15 were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the investment limited partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $360,750 was paid to Boston Capital Asset Management Limited Partners (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding asset management fees due to BCAMLP. At the time of the sale, the operating general partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series’ available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, the gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the investment limited partnerships, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
School Street I Limited Partnership (School Street Apts. I) is a 24-unit complex located in Marshall, Wisconsin. The property has struggled with low occupancy for several years. Throughout 2005, management took numerous steps to increase occupancy, including: decreasing the rent levels, eliminating water and sewer surcharges, initiating a resident referral program, replacing the site manager, and advertising in local publications. In 2006, management also offered several rental incentives. All of these leasing efforts started to take effect, with improved cash flow and increased occupancy over the first two quarters of 2006. However, a number of evictions in the third quarter, due to non-payment of rent, resulted in a decrease in occupancy and a decline in cash flow. The average 2006 occupancy was 79%, compared to 74% in 2005 and the first quarter 2007 average occupancy was 76%. The mortgage payments, taxes, insurance, and accounts payable are current. The original mortgage for this property matured in December 2004. The operating general partner was able to refinance the mortgage with a four-year loan, which requires monthly interest payments only, in the first two years.
In April 2005, the special limited partner of the Operating Partnership agreed, on behalf of the limited partners of the Operating Partnership, that the investment general partner would supplement 25% of the operating general partner’s operating deficit fundings by advancing the necessary funds at quarterly intervals, provided these advances would not exceed an aggregate of $25,000. As of the fourth quarter 2006, the investment general partner has advanced $25,000 to the Operating Partnership under the April 2005 agreement and has fulfilled its operating advance obligation per this agreement. Prior to the April 2005 agreement, the investment general partner had funded $107,076. The total funding to date from the investment general partner is $132,076. The property’s 15-year LIHTC Compliance Period expired on December 31, 2006. In May 2007, the operating general partner received an offer from an unrelated third party to purchase School Street Apts. I. A purchase and sale agreement has not yet been executed; however, the sale is anticipated to close in the second or third quarter of 2007.
Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy through the first quarter for 2007 was 74%. The property was unable to breakeven in 2006. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company continues to advertise heavily in surrounding area newspapers. The mortgage payments, taxes, insurance, and accounts payables are current.
Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. Average occupancy declined from 87% in 2005 to 75% in 2006. In the first quarter 2007, physical occupancy continues to decline and as of March 2007, this property was operating with 63% physical occupancy. The significant decline in occupancy is due to the fact that in early January the property started experiencing security issues, such as violent behavior and vandalism, which stem from some of the newer residents. As a result of security issues, the site manger has expressed concerns for her safety while working at the property and was considering resigning. To address these issues, the management hired a full time security person and evicted the problem residents. As a result, the reputation of the property is gradually improving. Despite the decline in occupancy level, the property continues to operate above breakeven. This is in large part due to significant reductions in maintenance expenses. The site manager decreased maintenance expenses by hiring a resident to do maintenance work at the property instead of hiring a contractor. To increase the occupancy, the management is continuously working with local Section 8 representatives and developing relationships with local churches and community centers. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.
Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. The property operated with a deficit of approximately $25,000 in 2005 despite an average occupancy of 92%. The operating general partner appealed the real estate taxes in 2006 and was able to secure a 50% real estate tax reduction. The reduction in real estate taxes was helpful as was the increase to 95% occupancy in 2006, but due to high operating expenses the property operated with a deficit of $8,211. In the first quarter of 2007 occupancy averaged 92% but the property continued to operate at a deficit. Management has recently increased marketing efforts in order to increase occupancy and is diligently working to control turnover and operating expenses in an effort to reach breakeven status by end of the second quarter of 2007. The operating general partner funded operating deficits in 2006 despite an expired guarantee and has stated that they will continue to fund any deficits if applicable. The mortgage payments, taxes, and insurance are current. The compliance period for this property ended in December 2006.
Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit family property in Utica, OH. In 2005 the property had an occupancy rate of 75% and had a loss of cash in the amount of ($3,816). Average occupancy in 2006 remained at 75%, with 2006 fourth quarter occupancy of 76%. In January, 2006, the management agent terminated their contract and was replaced with a new agent who has been working to resolve the vacancy problem by preparing all vacant units to be market ready and networking with local businesses for income qualified applicants. The first quarter financial information for 2007 has been unattainable primarily due to the passing of the operating general partner, on April 23, 2007. The operating general partner’s son is believed to be assuming his father’s duties. The investment general partner will continue to contact the operating general partner and managing agent to obtain income and financial reports. The operating general partner continues to fund deficiencies despite an expired guarantee. The compliance period for this property ends in 2009.
In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Series 14 (BCTC II) and Series 15 and Series 17 of the Fund, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partners’ interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units. Rural Development is requiring that the project be rebuilt. The operating general partner received insurance proceeds for reconstruction in January 2005. The proceeds were less than the anticipated rebuilding costs; however, the operating general partner has secured increased rental amounts per Rural Development so that the property can sustain additional debt. A contractor has been selected to rebuild the property. The anticipated construction start date was slated for October 2006, but has been delayed since negotiations with Rural Development regarding costs had not yet been finalized. The operating general partner received approval for the construction budget in the first quarter of 2007 and construction commenced immediately following. At the end of the first quarter of 2007 the project was approximately 30% complete with construction scheduled to finish in the early Fall of 2007.
The investment general partner entered into an agreement with the operating general partner for the transfer of the investment limited partner’s interest. The operating general partner will assume the outstanding mortgage balance of $1,136,402 and the additional debt for the construction of the property and cash proceeds to the investment general partner of $37,000. The sale is expected to occur in the first quarter of 2008. Of the anticipated proceeds to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $29,500 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligation of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Lake View Associates (Lake View Green Apartments) is a 24-unit property located in Lake View, SC. Low occupancy, due to a lack of rental assistance, has hindered this property’s performance. Occupancy, which averaged 79% in 2005, improved to 83% in 2006. Occupancy improved during the first quarter of 2007, briefly rising to 96% before decreasing to 88% at the end of the quarter. Management continues to have difficulty finding residents that are able to pay the rental rates necessary to sustain the property. Due to federal and state cutbacks, residents are not receiving the rental assistance payments that were expected when the property was originally underwritten. Current operating expense levels are in line with the state average and the property continues to operate below breakeven. The mortgage, taxes, insurance and payables are current. The compliance period for the property ends in 2007. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.
Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property has had trouble competing with properties that receive rental assistance, but was able to increase average occupancy to 93% in 2006. Through the first quarter of 2007, occupancy remains about 90%. Mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner’s guarantee is unlimited in time and amount. The compliance period for this property ends in 2007.
Sioux Falls Housing Association One, LP (Country Meadows II) is a 55-unit property located in Sioux Falls, SD. In 2006 occupancy levels averaged 94% for the year. At the end of the first quarter of 2007, occupancy was 100%. Previous cash flow deficits were the result of lower occupancy levels of 83% in 2004 and 76% in 2005. The 2006 audited financial statement reported the property operated at above breakeven. The development’s compliance period ended in December 2006.
In December 2006, Series 15 exercised an option to transfer its interest in Oakwood Village, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,078,022 and cash proceeds to the investment limited partner of $43,121. The transaction closed in January 2007. Of the proceeds received, $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $36,121 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $36,121 as of March 31, 2007.
In December 2006, Series 15 exercised an option to transfer its interest in Wauchula Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,437,943 and cash proceeds to the investment limited partner of $57,518. The transaction closed in January 2007. Of the proceeds received, $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $50,518 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $50,518 as of March 31, 2007.
In January 2007, the Operating General Partner of Coralville Housing Associates entered into an agreement to sell the property and the transaction closed on March 1, 2007. Cash proceeds to the investment limited partner were $1,189,874. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $20,000 was payment of outstanding asset management fees due to an affiliate of the investment limited partnership. The remaining proceeds from the sale of $1,162,374 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,162,374 as of March 31, 2007.
(Series 16). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 61 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $3,240,345 and $2,986,452, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors. Series 16 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact some of the Operating Partnerships have entered their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 16 was $1,126,865 and $1,974,221, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2006 and 2005, Series 16 reflects net loss from Operating Partnerships of $(4,739,128) and $(2,724,758), respectively, which includes depreciation and amortization of $4,072,542 and $4,195,283, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net loss for series 16 was $1,501,940, $3,277,786, and $7,557,628, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee.
Cass Partners, LP (The Fitzgerald Building) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below breakeven due to low occupancy. The first quarter 2007 physical occupancy averaged 32%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as updates to kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking and amenities such as washer/dryer hook-ups. The operating general partner has taken the property management in-house with the objective of reducing operating expenses. In 2006 operating expenses decreased 28% mostly in administrative and maintenance expenses. The taxes and insurance are current through December 2006 and although the mortgage was two months delinquent in 2006, the operating general partner has funded the debt payments to bring the mortgage current. Despite an expired operating deficit guaranty, the operating general partner has continued to fund operating deficits. However, the operating general partner has indicated that it will not be able to continue to fund deficits going forward. In addition, the mortgage term is set to mature in June 2007 and the lender has stated that it will not refinance the debt at that time. The investment general partner has analyzed the potential costs and benefits of maintaining the property through the 2008 compliance period and concluded that the cost of supporting the property’s operations through the end of the compliance period is most likely to be extremely high. Avoiding tax credit recapture does not appear to justify the amount of the required investment. As a result, the operating general partner anticipates a consensual transfer of the property to the lender in the second quarter of 2007.
Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. The 2006 audited financial statement indicates operations above breakeven due to improvements in occupancy. As of March 31, 2007 average occupancy at the property was 97%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The operating general partner continues to monitor the Operating Partnership.
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
Summersville Estates (Summersville Estates Limited Partnership) is a 24–unit property located in Summersville, Missouri. The average occupancy for 2006 was 81%. The low occupancy is largely due to a lack of rental assistance on four units. The rent on these four units is more than the cost to rent many of the single family homes in the area. Management has been in regular contact with the local housing authority to bring applicants with mobile vouchers to the property and is also trying to get rental incentives approved. The property manager, who also performs maintenance, has concentrated on getting vacant units rent-ready in a timely manner and improving the curb appeal of the property. As a result, occupancy through the first quarter of 2007 improved to 83%. The investment general partner will continue to work with management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.
Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 80% for the year 2006. Based on the most recent information received, occupancy through March 2007 has been consistent with prior year average at 82%. Operating expenses continue to stay below the state average. Because of the high vacancy rate and the low rental rates in the area, the property did not achieve breakeven operations through the first quarter 2007. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current.
1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past seven years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the operating general partner that was formed to take over the management of the operating general partner’s assets. The operating general partner’s close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company’s success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy has remained above 90% since 2005 and the first quarter 2007 average occupancy was 95%. The 2006-year to date occupancy was 90%. The property refinanced the debt at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. The first quarter 2007 unaudited financial statements show that the property expended cash in January 2007; however, the property made the annual real estate tax payment in that month. Based on the other two months of the first quarter, the property is operating well. Current tenant files have been audited for tax compliance standards and management has found no violations. Prior year 8823s continue to be reviewed to determine if issues can still be addressed. The investment general partner will continue to monitor occupancy and cash flow.
Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. Occupancy fell to 56% in the fourth quarter of 2006, and has held at that level through the first quarter of 2007. After extensive storm damage in 2005-2006, the investment general partner approved substantial roof repairs funded from replacement reserves and insurance proceeds. In August 2006, a new site manager raised rents during renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions of 13 families, the original rents were reinstated and a new leasing staff was hired. In a site visit to the property in April 2007 the investment general partner noted that curb appeal has improved, applicant traffic has increased, and 25 move-ins are scheduled in early May 2007. All insurance, real estate taxes and mortgage payments are current. The operating general partner’s guarantee is unlimited in time and amount, with the compliance period for this property ending in 2008.
Meadows of Southgate LDHA, is an 83 unit property located in Southgate, MI. In 2005, the property suffered the effect of several new communities opening in the area, all offering lower rents with heavy concessions. Average occupancy through the fourth quarter 2006 was 83%. In the first quarter 2007, average physical occupancy increased to 91%. The newly hired site manager is actively marketing the community in the surrounding areas and as a result more prospective residents are visiting the property. Because of the low occupancy the property is operating with a slight deficit. Since the property is positioned in a convenient location, the management anticipates that the physical occupancy will stabilize by the second quarter 2007 and the property will be able to breakeven. The operating general partner continues to fund any operating deficits. The mortgage, taxes, and insurance are current.
In December 2006, Series 16 transferred its investment limited partner interest and its general partner interest in Riviera Apartments, Limited to an entity related to the remaining operating general partner for its assumption of the outstanding mortgage balance and cash proceeds of $25,000 to the general partner and $25,000 to the investment limited partner. As part of the purchase agreement, the remaining operating general partner is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Of the proceeds received, $5,000 represented reporting fees due to an affiliate of the investment limited partnership and the balance represented proceeds from the sale. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $12,500 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $12,500 as of December 31, 2006. The sale of the Operating Partnership has been recognized as of December 31, 2006, but the sale proceeds were received in the first quarter of 2007.
(Series 17). As of March 31, 2007 and 2006, the average Qualified Occupancy for the Series was 100%. The series had a total of 47 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $2,772,035 and $1,752,116, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.05, respectively, in tax credits per BAC to the investors. Series 17 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact some of the Operating Partnerships have entered their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 17 was $1,286,994 and $1,915,188, respectively. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2006 and 2005, Series 17 reflects net loss from Operating Partnerships of $(2,821,856) and $(3,085,058), respectively, which includes depreciation and amortization of $4,007,790 and $3,984,108, respectively. The significant increase in net loss in the current year was due to the prior year sale of one Operating Partnership, which is discussed below.
For the years ended March 31, 2007, 2006, and 2005, the net loss for series 17 was $1,182,692, $4,861,581, and $7,393,334, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.
In an attempt to capitalize on the strong California real estate market, the operating general partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and the Fund’s Series 17, after repayment of advances made to the Operating Partnership, were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued asset management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships’ investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded as of March 31 2004 by Series 3 and Series 17 of $406,422 and $3,108, respectively. The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. The average occupancy for this property has steadily increased over the past three years. In 2005 the property was 84% occupied but improved to average 90% in 2006. Further, as of the first quarter 2007 the property was 94% leased. The operating general partner feels the property will be 100% occupied by June 2007 and the property will then operate above breakeven. The mortgage, real estate taxes and insurance are current.
Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 Low-Income Housing Tax Credit units) family property located in West Bath, ME. The final year of tax credits was 2004 and the (LIHTC) compliance period runs through 2008. Occupancy levels diminished to 93% in 2005 and 92% in 2006, resulting in decreased rental income and increased accounts payable. In 2006 bad debt expense decreased 96% due to management’s efforts to more thoroughly screen qualified applicants. The unaudited financial reports indicate that the property is operating below breakeven in 2006 despite the reduced expenses. The first quarter of 2007 ended with 88% occupancy and cash deficit of approximately $7,797. The investment limited partner has requested a work out plan from the operating general partner and its affiliated management company which will provide strategies for improving occupancy and controlling expenditures. Discussions have ensued regarding a request for a rent increase from the local housing authority. All taxes, insurance, and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.
Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses, and deferred maintenance issues. Lack of cash flow is also responsible for the reserves being under-funded, from the re-amortization of the debt, and successive rent increases in 2006 and 2007, the Operating Partnership operated above breakeven in 2006, and through the first quarter of 2007. The operating general partner has executed documents to withdraw from the Operating Partnership and admit an affiliate of the management company as the new operating general partner. Rural Development approved the operating general partner transfer in October 2006. In conjunction with the re-amortization of the debt, Rural Development restated the reserve account to bring its status to current during the first quarter of 2007. Operations have improved significantly, and the operating general partner transfer has been approved.
Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original general partner is still in place and continues to fund the operating deficits. Over the past seven years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the operating general partner that was formed to take over the management of the operating general partner’s assets. The operating general partner’s close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company’s success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy has remained above 90% since 2005 and the first quarter 2007 average occupancy was 97%. The property also refinanced the debt at the beginning of September 2005 and was able to pay some expenses from the proceeds of the refinance. The first quarter 2007 unaudited financial statements show that the property expended cash in January 2007; however, the property made the annual real estate tax payment in that month. Based on the other two months of the first quarter, the property is operating well. Current tenant files have been audited for tax compliance standards and management has found no violations. Past 8823s are being reviewed to determine if any corrections can be made. The investment general partner will continue to monitor occupancy and cash flow closely through monthly reports.
In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for

Boston Capital Tax Credit Fund II-Series 12 and Series 14 and the Fund’s Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partners’ interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding asset management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued asset management fees.
Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS. The management company is an affiliate of the operating general partner. In 2005 the property operated with an average occupancy of 90% and experienced an operating deficit of approximately $31,000. In 2006 occupancy improved slightly to 93%, yet expenses continued to increase. The increase in expenses is largely due to increases in administrative and maintenance costs. Management implemented several evictions of undesirable residents and incurred higher than normal maintenance costs due to turnover work. In the first quarter of 2007, occupancy increased to 97% and the property continues to operate at a deficit. The on-site manager reports occupancy levels have stabilized and without heavy turnover and screening requirements the property will be able to operate within the projected budget. The development’s compliance period ends in December 2007. The operating general partner continues to fund deficits despite an expired guarantee. The mortgage, taxes and insurance payments are all current.
Henson Creek Manor Associates Limited Partnership (Henson Creek Manor) is a 105-unit development located in Fort Washington, MD. In December of 2004 a resident of the complex reported mold in windows of the unit. Inspection Connection was hired to inspect the unit in January 2005. Their report confirmed high humidity levels and the presence of mold in 3 units. Work orders were prepared for the maintenance staff to address moisture condensation and re-caulk the windows in those units. The steps the maintenance staff took did not fully resolve the issue and a contractor was hired in October 2005 to install a pump system that would reduce the excess humidity in the units in an effort to stop mold growth. On October 20, 2005 while the contractor was cutting into the floor to install the pump system, the steel beams that support the units were cut causing structural issues to the units. There were no injuries stemming from the collapse and the contractor’s insurance company is covering the cost of repair. An engineering company that deals with structural damage and mold remediation was hired in mid-March 2006. It took management several months to find a company that deals with both issues. The work to the units has been completed. All units were occupied by the end of January 2007, as all physical issues have been resolved.
Brewer Street Apartments LP (West Oaks Apartments) is a 50 unit family development located in Raleigh, NC. The property operated at a small deficit in 2005 due to insufficient rental rates and high operating expenses. In 2006, the Operating Partnership was able to operate above breakeven as a result of a small rent increase and a reduction in operating expenses. In the first quarter of 2007 a rehabilitation of the property which began in 2006 was completed, helping the property to become more competitive in its market. Through March of 2007, average occupancy remained just below 100% and the property was able to generate cash. Reduced maintenance expenses and continued high occupancy following this rehabilitation are expected to allow Operating Partnership operations to remain above breakeven. All real estate tax, insurance and mortgage payments remain current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.
In December 2006, BCTC Fund II – Series 14, the Fund’s Series 17 and Boston Capital Tax Credit Fund IV – Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner’s investment in the operating partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the operating partnership.
(Series 18). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 34 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax years ended December 31, 2006 and 2005, the series, in total, generated $1,676,052 and $2,194,674, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.19, respectively, in tax credits per BAC to the investors. Series 17 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact some of the Operating Partnerships have entered their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 18 was $92,946 and $726,046, respectively. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2006 and 2005, Series 18 reflects net loss from Operating Partnerships of $(2,655,109) and $(2,270,257), respectively, which includes depreciation and amortization of $2,677,955 and $2,660,275, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net loss for series 18 was $1,009,403, $1,710,872, and $6,339,698, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee.
Leesville Elderly Apartments LP (Leesville Elderly Apartments) is a 54-unit property located in Leesville, Louisiana. According to the 2006 audited financials, despite high occupancy, the property operated poorly and expended substantial cash due to insufficient rental rates and high administrative and maintenance expenses. Additionally, the reserve account was significantly underfunded. During the first quarter of 2007, average occupancy was 91%. The investment limited partner will continue to work with the operating general partner to monitor the occupancy and operations. All tax, mortgage, and insurance payments are current.
Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32- unit property located in Natchitoches, Louisiana. According to the 2006 audited financials, the property operated below breakeven and expended significant cash due to rental rates and high maintenance and utility expenses. Most of the increased expenses were due to the costs associated with hurricane repairs that were paid for out of operations, as no insurance proceeds were received. During the first quarter of 2007, occupancy at the property increased 1% and remains strong at 97%; however, the Operating Partnership would benefit from a rental increase which management is working on. The investment limited partner will continue to monitor the property’s occupancy and operations, as well as assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.
Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2005, physical occupancy averaged 83%. In 2006, average physical occupancy declined to 75% with December occupancy of 75%. The market in Grand Rapids, MI has been soft since the beginning of 2004. The operating general partner’s management company, First Centrum Management, took over the property management in February of 2006. In May 2006, First Centrum Management formed a new business plan to increase occupancy and stabilize operations. Primary focus of the plan was networking with local and civic community groups and consistently working to promote the increased residential referral fees. Management also started to run move-in specials including both reduced and free rent for specific apartment types. However, occupancy has been slow to recover due to some employee turnover at the property. In the beginning of the fourth quarter 2006, a new site manager was hired. Since the new site manager stepped in, occupancy has been gradually increasing. In the first quarter 2007, average physical occupancy increased to 85% and as of March the property was 92% occupied. The management is optimistic that once property’s occupancy stabilizes at 93%, the property will be able to breakeven. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.
Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. The property operated with an average occupancy of 94% through 2006. Based on the most recent information received, occupancy through March 2007 has been consistent with the prior year average at 93%. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving break even operations through the first quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The mortgage, taxes, insurance and payables are current.
Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. Average occupancy through the first quarter of 2007 decreased to 84%, but the property continues to operate above break even. Although payables and accrued expenses are lower than in previous years, the balances are still high, as are tenant and subsidy receivables. As of March 31, 2007 the operating general partner has confirmed that water, sewer and real estate tax payments are current with the City of Boston. Management continues to work with the Boston Housing Authority to improve applicant processing and move-in; however, the process is still averaging more than 60 days. Additionally, the Boston Housing Authority’s certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. Currently, the two vacant commercial spaces have not been leased. In December 2005, the commercial spaces were appraised and the resulting report showed higher revenue potential than is currently being realized. The investment general partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.
Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The management company is a related entity to the operating general partner. On September 12, 2005, Florida Housing’s monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823’s rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in extensive damage. A letter dated February 28, 2006 from Florida Housing Finance Corporation stated that the property had been “granted relief” until January 17, 2007. As long as the related work is completed and inspected by that date, the 8823’s will be rescinded. Insurance proceeds and available labor were delayed through the second quarter of 2006. Hurricane-related repairs commenced in the summer of 2006 and were completed at year-end 2006, before the date required by Florida Housing, effectively rescinding the previously issued 8823’s. Despite the major renovations to all ten buildings, occupancy averaged 93% throughout 2006 and the property generated substantial cash. Occupancy averaged 92% through the end of the first quarter of 2007.
Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. The property struggled with occupancy for the first half of 2006, averaging only 83% through June. Occupancy improved in the last quarter of 2006 to 100% and as of the first quarter 2007 the property is still fully occupied. The commercial spaces are also fully occupied and the property operated above breakeven in the first quarter of 2007. The investment general partner is closely monitoring the overall performance of this Operating Partnership and will continue to do so until operations have stabilized. The property’s mortgage and property insurance are current. The operating general partner’s operating deficit guarantee is unlimited as to time and amount.
Parvin’s L.P. (Parvin’s Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. The property operated below breakeven in 2005, expending $26,054 of cash mostly due to high debt service. In 2006 the property continued to operate below breakeven as the average occupancy dropped from 98% in 2005 to 89% in 2006. The decline in occupancy is due to management’s difficulty in finding qualified residents for units that were set aside for the homeless. The operating general partner received preliminary approval to convert 3 of these units into section 8 housing. This should improve the occupancy and the cash flow in 2007 for the property. Expenses in 2006 increased 46%, mostly due to a management fee that was not expensed in 2005 as well as a 21% increase in maintenance. The operating general partner continues to fund operating deficits. The taxes, mortgage, and insurance are all current.
Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 71% for 2006 and as a result the property operated below breakeven. Throughout 2006 problem residents were evicted and a minor rehabilitation was begun. The renovation, which consisted of $270,000 of capital improvements, was completed at the end of 2006. The improvements were funded entirely by the operating general partner. The operating general partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and improve operations. Due to the removal of problem residents and the plans to improve the property, average occupancy levels increased in the first quarter 2007 to 94%. The investment general partner will continue to monitor occupancy and operations. The operating general partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.
Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. Average occupancy through the first quarter of 2007 was 90% and is consistent with the second half of 2006 occupancy averages. The property operated below breakeven in 2006 due to the fluctuating occupancy throughout the year as well as the increased expense of turning over units for move-ins. Also, Rural Development no longer allows the property to withdraw funds for unit turnover costs, which has contributed to the higher maintenance costs. The property manager is currently focusing on marketing and cost-containment to continue stabilization of the property. The investment general partner will continue to monitor occupancy and operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property operated below breakeven in 2005 due to low occupancy and high maintenance expenses related to resident turnover. Although occupancy improved from 82% in 2005 to average 89% for 2006, the property operated below breakeven for 2006 as well. Higher than budgeted operating expenses resulting from high turnover expense hurt operations as rental income was insufficient to cover increased expenses. In order to fund this deficit, reserves were not funded to required levels. Historical and ongoing challenges cited by management include competition for one bedroom units from a neighboring senior development, past problem tenants that required eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units and historically, these have been the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on word of mouth and the local housing authority for rental traffic but also runs an ad for the property in a free weekly reminder that is distributed throughout town. Management obtained a rental incentive of a gas card or grocery card for new tenants in the first quarter. Traffic generated by these efforts is strong but needs to be increased. Occupancy averaged 85% in the first quarter of 2007, ending March at 90%. Throughout the fourth quarter of 2006 and the first quarter of 2007, the investment general partner has been in contact with a non-profit organization, the National Affordable Housing Foundation, to transfer the operating general partner interest in this Operating Partnership. The investment limited partner was able to negotiate the transfer of the interest in a transaction which occurred on March 30, 2007. Association with this operating general partner will benefit the Operating Partnership, as they are a local presence and have a good working relationship with Rural Development, and the Iowa Finance Agency. As a condition of the transfer, the Foundation will obtain a conventional loan to fund replacement of two roofs at the property that have had problems with loose shingles. The investment general partner will work closely with the new operating general partner to monitor the replacement of the roofs and to ensure operational improvement and stabilization.
Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. The property operated above breakeven in 2005 but a decline in occupancy that began in the fourth quarter of 2005 and dropped to 70% for 2006 resulted in an operating deficit for year end 2006. As a result of low occupancy, the property was unable to fund their September 2006 tax payment. The large decrease in occupancy was the result of a lack of oversight by management. Management had been very slow to evict problem tenants at the property. As a result, the police were called to the site frequently and over time Marengo Park developed a poor reputation. In addition, an August 2006 inspection by Rural Development showed numerous deficiencies in the nine units that were vacant at the time. Several of these units were not rent-ready. Eight of these units had been vacant for at least four months with one sitting vacant for over a year. A new site manager and maintenance technician were hired in mid-September 2006. The new site manager prioritized making all units rent-ready and, as of the end of the fourth quarter, all vacant units were ready for move-in and occupancy increased to 79%, a high for 2006. Throughout the fourth quarter of 2006 and the first quarter of 2007, the investment general partner has been in contact with a non-profit organization, the National Affordable Housing Foundation, to transfer the operating general partner interest in this Operating Partnership. The investment limited partner was able to negotiate the transfer of the interest in a transaction which occurred on March 30, 2007. Association with this operating general partner will benefit the Operating Partnership, as they are a local presence and have a good working relationship with Rural Development and the Iowa Finance Agency. As a condition of the transfer, the

Foundation paid the outstanding September 2006 tax bill as well as the March 2007 tax bill. Occupancy through the first quarter of 2007 averaged 79%, ending March at 83%. The tenant base is still less than desirable as a number of tenants were delinquent on their rents at the end of the quarter. Management has tenants on payment plans and plans to evict those who do not comply. Management plans to initiate a stricter tenant screening process and broaden their advertising to generate more traffic going forward. Current efforts include advertising in a local newspaper, distributing flyers, contacting local employers, and offering a gas card or grocery card to new tenants. The investment general partner will work closely with the new operating general partner to monitor the property until occupancy improves and operations stabilize.
Rio Grande Apartments, LTD (Rio Grande Apartments) is a 100-unit property located in Eagle Pass, TX. The property has experienced a drop in occupancy since September 2006. A hail storm hit the property causing significant roof damage, resulting in leaks in approximately 20 of the units, making them uninhabitable. The repair work progressed much slower than was originally anticipated and was completed in early May 2007. It is expected that the property will be 100% occupied by the end of May 2007. Since units were offline during repairs, occupancy averaged 80% during the first quarter of 2007. Due to low occupancy levels the property is operating below breakeven. The investment general partner will continue to monitor the property to ensure that occupancy stabilizes. All taxes, insurance and mortgage payments are current.
(Series 19). As of March 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31, 2007, all of which were at 100% Qualified Occupancy.
For the tax year ended December 31, 2006 and 2005, the series, in total, generated $2,174,908 and $2,266,709, respectively, in passive income tax losses that were passed through to the investors and also provided $0.02 and $0.44, respectively, in tax credits per BAC to the investors. Series 19 experienced a decrease in the tax credits generated per BAC from calendar year 2005 to 2006. The Operating Partnerships were allocated tax credits for 10 years. Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years. In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year. The decrease in credits from calendar year 2005 to 2006 results from the fact some of the Operating Partnerships have entered their final years of credit. The decrease in tax credits generated per BAC is expected to continue until all credits have been realized and tax credits generated per BAC will be reduced to zero.
As of March 31, 2007 and 2006, Investments in Operating Partnerships for Series 19 was $550,310 and $2,127,018, respectively. Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.
For the years ended December 31, 2006 and 2005, Series 19 reflects net loss from Operating Partnerships of $(3,843,285) and $(2,530,854), respectively, which includes depreciation and amortization of $2,987,209 and $3,157,456, respectively.
For the years ended March 31, 2007, 2006, and 2005, the net loss for series 19 was $2,010,656, $6,459,685, and $7,141,294, respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnerships and the fund management fee.
Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas. The property is operating poorly and expended cash due to insufficient rental rates, even though in the first quarter of 2006 rental rates were increased on the one and two-bedroom units. Additionally, it appears that the Operating Partnership is hindered by high debt service on a Rural Development loan, and an underfunding of the reserves account. Overall operating expenses were lower than the state average. During the first quarter of 2007, occupancy decreased 3%, but is high at 97%; this property cannot afford one vacancy. Management continues to work with the Housing Agency and Rural Development to obtain approval for higher rental rate increases; however, currently they have not received approval. The investment limited partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.
Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit multifamily property located in Martindale, Texas. According to the 2006 audited financials, the property operated below breakeven and expended cash due to rental rates even though the operating expenses did not increase. A rental increase was placed in effect on September 1, 2006; however, during the first quarter of 2007, occupancy decreased 5% to 88%. The investment limited partner will continue to monitor the property’s occupancy and operations, as well as assist management in determining how to keep expenses below state average in an effort to breakeven. All tax, mortgage, and insurance payments are current.
Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven as a result of low occupancy and very low rent levels. Occupancy at the property averaged 70% in 2005 and 88% in 2006. The primary problem is that Carrolton, Missouri, has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. In an effort to improve occupancy, the property offered one-month free rent for a new resident as well as one-month free rent for resident referrals. They expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly and was 97% at the end of the first quarter of 2007 and the property was able to operate above breakeven. The property has also received a grant of $40,000 from the state to enable the property to reduce the rents for the residents but not lose any income. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce the negative cash flow. The taxes, mortgage and insurance are all current.
Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. In 2005 the property had an occupancy rate of 88%. In the third quarter of 2006 the property reflected an occupancy rate of 83%. The operating general partner changed managing agents effective January 1, 2006 without the approval of the investment general partner. After investigating the change, the previous managing agent informed the investment general partner that they terminated the contract. The new managing agent is working to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. The first quarter financial information for 2007 has been unattainable primarily due to the passing of the operating general partner, on April 23, 2007. The operating general partner’s son is believed to be assuming his father’s duties. The investment general partner will continue to contact the operating general partner and managing agent to obtain income and financial reports. Although no fourth quarter reports are available from the management company, they report no change from the prior period occupancy. The operating general partner continues to fund deficiencies despite an expired guarantee. The compliance period for this property ends in 2009.
Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first and second quarters of 2006 was 97%. The investment general partner is working to obtain delinquent occupancy data from the management company, as well as the 2006 financial audit from the auditor. The property operated below breakeven in 2006 due to high operating costs, which are attributed to foundation and stress cracks identified in an engineer’s report conducted in 2003. The report revealed foundation movement in five buildings. Since 2001, much work has been done on the foundation, stair towers, and landings as a result of the movement. Soil testing was done in 2006 and, as a result, the operating general partner has submitted a major capital project proposal of $260,000 for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go offline, and lost revenue is expected. The investment general partner will work closely with the operating general partner and monitor the situation as it unfolds. The mortgage, trade payables, property taxes and insurance are current.
Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The economy has declined due to the loss of industry. This has resulted in lower than anticipated rents, rental concessions, and rental delinquency, resulting in low economic occupancy. Physical occupancy continues to fluctuate but the property experienced an average of 98% physical occupancy throughout the first quarter 2007. The property was able to generate cash in January and February 2007 when occupancy was at 100%. In March 2007 occupancy declined to 96% and expenses increased, which caused a deficit. The current rent levels coupled with current concessions is not allowing the property to breakeven. Management has implemented a more stringent resident selection plan and is working to minimize delinquency. The property’s mortgage is current and the replacement reserve is adequately funded. However, the tax and insurance escrow account was under-funded by $1,938, with barely enough cash to cover the accrued tax liability. The operating deficit is being funded with a cash overdraft, which is currently at $38,034. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount. The property’s compliance period ends in 2009.
Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The 2006 occupancy average was 97% and the property operated with a cash deficit. Occupancy averaged 97% through the first quarter of 2007. The current rent levels are causing the cash deficit and the operating deficit is being funded with a cash overdraft that is currently at $7,755. The replacement reserve is adequately funded. The investment limited partner will continue to work with the operating general partner to find ways to improve operations and position the property to generate revenue. The operating deficit guarantee is unlimited in time and amount. The compliance period for the property ends in 2009.
Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately 26 miles from downtown Atlanta. Occupancy suffered from overdevelopment of the Georgia market, hitting a low of 78% in July 2005. The related-party management company hired a Vice President of Marketing and this property was one of six on a high priority list. Marketing efforts included outreach at job fairs and to local employers. The company also targeted low-risk evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 90% in 2006 with a cash deficit of $54,741. The average occupancy in the first quarter of 2007 was 87% but fell to 85% in March due to two shooting incidents that occurred in January 2007. The first incident involved guests of residents while the second involved residents of the property. The three households involved were evicted and the property now has an active courtesy officer. Expenses remained high at $4,584/unit after accounting for expensed improvements. A written stabilization plan has been requested from the regional manager and is expected in the second quarter. A site visit was conducted in April 2007 and the report gave high ratings to management and site control. The operating general partner has continued to fund deficits with $163,175 in advances made to date. Taxes, mortgage and insurance are all current. The compliance period for the property ends in 2009.

Contractual Obligations
As of March 31, 2007, the Fund has the following contractual obligations (payments due by period):

Obligation	Total	<1 year		1-3 years	3-5 years	> 5 years
Capital Contributions Payable	$162,519	$162,519		—	—	—
Asset Management Fees Payable to Affiliates	$24,404,262	$24,404,262	*	—	—	—

*	Although currently due, Accrued Asset Management Fees will be paid only to the extent that proceeds from the sale or refinance of an Operating Partnership become available.
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
The Fund’s balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners and their guarantee against credit recapture.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (a), (b), (c), (d) and (e)
The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”) with principal responsibility for the Fund’s affairs.
John P. Manning, age 58, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.
Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.
Richard J. DeAgazio, age 62, has been the Executive Vice President of Boston Capital Corporation, and President of Boston Capital Securities, Inc., Boston Capital’s NASD registered broker/dealer, since 1981. Mr. DeAgazio formerly served on the national Board of Governors of the National Association of Securities Dealers (NASD). He recently served as a member of the National Adjudicatory Council of the NASD. He was the Vice Chairman of the NASD’s District 11 Committee, and served as Chairman of the NASD’s Statutory Disqualification Subcommittee of the National Business Conduct Committee. He also served on the NASD State Liaison Committee, the Direct Participation Program Committee and as Chairman of the Nominating Committee. He is a past President of the Real Estate Securities and Syndication Institute and a founder and past President of the National Real Estate Investment Association, as well as past President of the Real Estate Securities and Syndication Institute (Massachusetts Chapter). Prior to joining Boston Capital Corporation in 1981, Mr. DeAgazio was the Senior Vice President and Director of the Brokerage Division of Dresdner Securities (USA), Inc., an international investment banking firm owned by four major European banks, and was a Vice

President of Burgess & Leith/Advest. He has been a member of the Boston Stock Exchange since 1967. He is on the Board of Directors of Cognistar Corporation. He is a leader in the community and serves on the Board of Trustees for Bunker Hill Community College, the Business Leaders Council of the Boston Symphony, Board of Trustees of Junior Achievement of Northern New England and the Board of Advisors for the Ron Burton Training Village, and is on the Board of Corporators of Northeastern University. He graduated from Northeastern University.
Jeffrey H. Goldstein, age 45, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.
Kevin P. Costello, age 60, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.
Marc N. Teal, age 43, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
Item 11. Executive Compensation
          (a), (b), (c), (d) and (e)
The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2007 fiscal year:
1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2007 was $2,138,666.
2. The Fund has reimbursed an affiliate of the general partner a total of $123,370 for amounts charged to operations during the year ended March 31, 2007. The reimbursement includes postage, printing, travel, and overhead allocations.
3. The Fund had previously recorded and paid $42,527 to BCAMLP in connection with the disposition of certain Operating Partnerships, which were incorrectly referred to as sale prep fees. The payments were actually for reimbursement of overhead and salary expenses incurred by Boston Capital and its affiliates in connection with the disposition of the related Operating Partnerships.
During the prior period, March 31,2006, management of Boston Capital decided to discontinue requesting reimbursement for overheard and salary expenses related to the disposition of assets. Additionally, Boston Capital’s management has decided to reimburse all previous reimbursements for such items by reducing other liabilities due to Boston Capital and its affiliates from the Fund.

Item 12. Security Ownership of Certain Beneficial Owners and Management
(a)	Security ownership of certain beneficial owners.

As of March 31, 2007, 21,996,102 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	8.24%
Series 16	10.23%
Series 17	9.71%
Series 18	9.32%
Series 19	9.37%
(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund. The Funds’s response to Item 12(a) is incorporated herein by reference.

(c)	Changes in control.
There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund. There is a provision in the Fund’s Partnership Agreement which allows, under certain circumstances, the ability to change control.
The Fund has no compensation plans under which interests in the Fund are authorized for issuance.
Item 13. Certain Relationships and Related Transactions and Director Independence.
(a)	Transactions with related persons.
The Fund has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference. See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2007.
(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Transactions with Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accounting Fees and Services Fees paid to the Fund’s independent auditors for fiscal year 2007 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$29,670	$29,930	$23,920	$18,670	$15,890
Audit Related Fees	1,250	1,000	1,500	1,250	1,000
Tax Fees	14,510	14,140	11,000	8,590	7,110
All Other Fees	—	—	—	—	—

Total	$45,430	$45,070	$36,420	$28,510	$24,000

Fees paid to the Fund’s independent auditors for fiscal year 2006 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$28,260	$28,500	$22,780	$17,780	$15,130
Audit Related Fees	—	—	—	—	—
Tax Fees	13,725	13,200	10,400	7,950	6,550
All Other Fees	—	—	—	—	—

Total	$41,985	$41,700	$33,180	$25,730	$21,680

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1 and 2.	Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 -
Balance Sheets, March 31, 2007 and 2006
Statements of Operations for the years ended March 31, 2007, 2006, and 2005.
Statements of Changes in Partners’ Capital for the years ended March 31, 2007, 2006, and 2005.

Statements of Cash Flows for the years ended March 31, 2007, 2006, and 2005.
Notes to Financial Statements March 31, 2007, 2006, and 2005
Sable Chase of McDonough, L.P.
Filed Herein as Exhibit 99.1
Independent Auditors’ Report
Balance Sheets, December 31, 2006 and 2005
Statements of Operations, Years ended December 31, 2006 and 2005
Statements of Cash Flow, Years ended December 31, 2006 and 2005
Statements of Changes in Partners’ Capital, Years ended December 31, 2006 and 2005
Notes to Financial Statements, Years ended December 31, 2006 and 2005
Schedule III — Real Estate and Accumulated Depreciation
Notes to Schedule III
Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.
(b) 1 Reports on Form 8-K
There were no reports on Form 8-K filed for the period ended March 31, 2007
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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

July 16, 2007	By:	/s/ John P. Manning
John P. Manning

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 16, 2007	/s/ John P. Manning John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

July 16, 2007	/s/ Marc N. Teal Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.