Form 10-Q
period 2007-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2007-08-20
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2007

                                             or

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED June 30, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED June 30,2007

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

Three MONTHS ENDED June 30 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

statementS OF Changes in Partners' Capital (Deficit) 16

Changes in Partners' Capital (DEFICIT) Series 15 17

Changes in Partners' Capital (DEFICIT) Series 16 17

Changes in Partners' Capital (DEFICIT) Series 17 18

Changes in Partners' Capital (DEFICIT) Series 18 18

Changes in Partners' Capital (DEFICIT) Series 19 19

Statements of Cash Flows 20

Statements of Cash Flows Series 15 21

Statements of Cash Flows Series 16 22

Statements of Cash Flows Series 17 23

Statements of Cash Flows Series 18 24

Statements of Cash Flows Series 19 25

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 28

Note D Investments 29

COMBINED STATEMENTS OF OPERATION

Combined Statements Series 15 31

Combined Statements Series 16 32

Combined Statements Series 17 33

Combined Statements Series 18 34

Combined Statements Series 19 35

Note E Taxable Loss 36

Note F Subsequent Event 36

Liquidity 37

Capital Resources 38

Results of Operations 39

Critical Accounting Policies 59

Quantitative and Qualitative 60

Controls and Procedures 60

Part II Other Information 61

Item 1. Legal Proceedings 61

Item 1A. Risk Factors 61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 61

Item 3. Defaults Upon Senior Securities 61

Item 4. Submission of Matters to a Vote of Security Holders 61

Item 5. Other Information 61

Item 6. Exhibits 61

SIGNATURES 62

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 2,961,332	$ 3,419,039

OTHER ASSETS

Cash and cash equivalents	1,103,080	1,947,702
Deferred acquisition costs, net of accumulated amortization (Note B)	795,963	809,059
Other assets	56,367	56,367
	$ 4,916,742	$ 6,232,167

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 16,145	$ 1,145
Accounts payable affiliates	24,748,758	25,148,800
Capital contributions payable	162,519	162,519
	24,927,422	25,312,464

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(17,940,293)	(17,019,215)
General Partner	(2,070,387)	(2,061,082)
	(20,010,680)	(19,080,297)
	$ 4,916,742	$ 6,232,167

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 314,749	$ 361,924

OTHER ASSETS

Cash and cash equivalents	453,288	1,345,224
Deferred acquisition costs, net of accumulated amortization (Note B)	116,698	118,611
Other assets	21,367	21,367
	$ 906,102	$ 1,847,126

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 16,145	$ 1,145
Accounts payable affiliates	4,976,754	5,863,264
Capital contributions payable	4,208	4,208
	4,997,107	5,868,617

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,727,905)	(3,659,086)
General Partner	(363,100)	(362,405)
	(4,091,005)	(4,021,491)
	$ 906,102	$ 1,847,126

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 918,912	$ 1,126,865

OTHER ASSETS

Cash and cash equivalents	206,318	190,149
Deferred acquisition costs, net of accumulated amortization (Note B)	161,652	164,302
Other assets	-	-
	$ 1,286,882	$ 1,481,316

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,731,618	6,572,789
Capital contributions payable	71,862	71,862
	6,803,480	6,644,651

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(4,994,823)	(4,645,093)
General Partner	(521,775)	(518,242)

	(5,516,598)	(5,163,335)
	$ 1,286,882	$ 1,481,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,213,615	$ 1,286,994

OTHER ASSETS

Cash and cash equivalents	193,374	165,814
Deferred acquisition costs, net of accumulated amortization (Note B)	166,856	169,684
Other assets	30,000	30,000
	$ 1,603,845	$ 1,652,492

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,569,951	6,440,636
Capital contributions payable	67,895	67,895
	6,637,846	6,508,531

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(4,562,883)	(4,386,701)
General Partner	(471,118)	(469,338)
	(5,034,001)	(4,856,039)
	$ 1,603,845	$ 1,652,492

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 64,126	$ 92,946

OTHER ASSETS

Cash and cash equivalents	107,456	107,343
Deferred acquisition costs, net of accumulated amortization (Note B)	127,960	130,058
Other assets	5,000	5,000
	$ 304,542	$ 335,347

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,090,237	3,994,750
Capital contributions payable	18,554	18,554
	4,108,791	4,013,304

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(3,455,979)	(3,330,950)
General Partner	(348,270)	(347,007)
	(3,804,249)	(3,677,957)
	$ 304,542	$ 335,347

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 449,930	$ 550,310

OTHER ASSETS

Cash and cash equivalents	142,644	139,172
Deferred acquisition costs, net of accumulated amortization (Note B)	222,797	226,404
Other assets	-	-
	$ 815,371	$ 915,886

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,380,198	2,277,361
Capital contributions payable	-	-
	2,380,198	2,277,361

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	(1,198,703)	(997,385)
General Partner	(366,124)	(364,090)
	(1,564,827)	(1,361,475)
	$ 815,371	$ 915,886

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 7,988	$ 5,807
Other income	8,925	1,227
	16,913	7,034

Share of income (loss) from Operating Partnerships(Note D)	(399,749)	(542,273)

Expenses
Professional fees	9,068	14,615
Fund management fee (Note C)	514,110	545,120
Amortization	13,096	13,096
General and administrative expenses	11,273	12,187
	547,547	585,018

NET LOSS	$ (930,383)	$ (1,120,257)

Net loss allocated to limited partners	$ (921,078)	$ (1,109,054)

Net loss allocated to general partner	$ (9,305)	$ (11,203)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2007	2006

Income
Interest income	$ 3,042	$ 1,907
Other income	414	712
	3,456	2,619

Share of income (loss) from Operating Partnerships(Note D)	8,977	(79,582)

Expenses
Professional fees	1,809	805
Fund management fee	76,179	116,029
Amortization	1,913	1,913
General and administrative expenses	2,046	2,142
	81,947	120,889

NET LOSS	$ (69,514)	$ (197,852)

Net loss allocated to limited partners	$ (68,819)	$ (195,873)

Net loss allocated to general partner	$ (695)	$ (1,979)

Net loss per BAC	$ (.02)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2007	2006

Income
Interest income	$ 1,548	$ 1,310
Other income	1,112	436
	2,660	1,746

Share of income (loss) from Operating Partnerships(Note D)	(207,953)	(152,610)

Expenses
Professional fees	1,830	2,805
Fund management fee	140,606	150,288
Amortization	2,650	2,650
General and administrative expenses	2,884	3,098
	147,970	158,841

NET LOSS	$ (353,263)	$ (309,705)

Net loss allocated to limited partners	$ (349,730)	$ (306,608)

Net loss allocated to general partner	$ (3,533)	$ (3,097)

Net loss per BAC	$ (.07)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2007	2006

Income
Interest income	$ 1,443	$ 1,898
Other income	6,334	14
	7,777	1,912

Share of income (loss) from Operating Partnerships(Note D)	(71,573)	(64,245)

Expenses
Professional fees	1,819	3,282
Fund management fee	106,928	110,370
Amortization	2,828	2,828
General and administrative expenses	2,591	2,655
	114,166	119,135

NET LOSS	$ (177,962)	$ (181,468)

Net loss allocated to limited partners	$ (176,182)	$ (179,653)

Net loss allocated to general partner	$ (1,780)	$ (1,815)

Net loss per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2007	2006

Income
Interest Income	$ 837	$ 242
Other income	1,000	-
	1,837	242

Share of income (loss) from Operating Partnerships(Note D)	(28,820)	(61,787)

Expenses
Professional fees	1,802	5,349
Fund management fee	93,631	94,596
Amortization	2,098	2,098
General and administrative expenses	1,778	1,940
	99,309	103,983

NET LOSS	$ (126,292)	$ (165,528)

Net loss allocated to limited partners	$ (125,029)	$ (163,873)

Net loss allocated to general partner	$ (1,263)	$ (1,655)

Net loss per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2007	2006

Income
Interest income	$ 1,118	$ 450
Other income	65	65
	1,183	515

Share of income (loss) from Operating Partnerships(Note D)	(100,380)	(184,049)

Expenses
Professional fees	1,808	2,374
Fund management fee	96,766	73,837
Amortization	3,607	3,607
General and administrative expenses	1,974	2,352
	104,155	82,170

NET LOSS	$ (203,352)	$ (265,704)

Net loss allocated to limited partners	$ (201,318)	$ (263,047)

Net loss allocated to general partner	$ (2,034)	$ (2,657)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007

(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(17,019,215)	$ (2,061,082)	$(19,080,297)

Net loss	(921,078)	(9,305)	(930,383)

Partners' capital (deficit), June 30, 2007	$(17,940,293)	$ (2,070,387)	$(20,010,680)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2007	$ (3,659,086)	$ (362,405)	$ (4,021,491)

Net loss	(68,819)	(695)	(69,514)

Partners' capital (deficit), June 30, 2007	$ (3,727,905)	$ (363,100)	$ (4,091,005)

Series 16
Partners' capital (deficit) April 1, 2007	$ (4,645,093)	$ (518,242)	$ (5,163,335)

Net loss	(349,730)	(3,533)	(353,263)

Partners' capital (deficit), June 30, 2007	$ (4,994,823)	$ (521,775)	$ (5,516,598)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2007	$ (4,386,701)	$ (469,338)	$ (4,856,039)

Net loss	(176,182)	(1,780)	(177,962)

Partners' capital (deficit), June 30, 2007	$ (4,562,883)	$ (471,118)	$ (5,034,001)

Series 18
Partners' capital (deficit) April 1, 2007	$ (3,330,950)	$ (347,007)	$ (3,677,957)

Net loss	(125,029)	(1,263)	(126,292)

Partners' capital (deficit), June 30, 2007	$ (3,455,979)	$ (348,270)	$ (3,804,249)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2007	$ (997,385)	$ (364,090)	$(1,361,475)

Net loss	(201,318)	(2,034)	(203,352)

Partners' capital (deficit), June 30, 2007	$(1,198,703)	$ (366,124)	$(1,564,827)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Loss	$(930,383)	$(1,120,257)
Adjustments
Distributions from Operating Partnerships	1,806	18,451
Amortization	13,096	13,096
Share of Loss from Operating Partnerships	399,749	542,273
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	(25,765)
Decrease (Increase) in other assets	-	(271)
(Decrease) Increase in accounts payable affiliates	(400,042)	343,703

Net cash (used in) provided by operating activities	(900,774)	(228,770)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	56,152	2,521

Net cash (used in) provided by investing activities	56,152	2,521

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(844,622)	(226,249)

Cash and cash equivalents, beginning	1,947,702	3,292,462

Cash and cash equivalents, ending	$ 1,103,080	$ 3,066,213

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 15

	2007	2006
Cash flows from operating activities:

Net Loss	$ (69,514)	$ (197,852)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	1,913	1,913
Share of (Income) Loss from Operating Partnerships	(8,977)	79,582
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	-
Decrease (Increase) in other assets	-	(271)
(Decrease) Increase in accounts payable affiliates	(886,510)	124,872

Net cash (used in) provided by operating activities	(948,088)	8,244

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	56,152	-

Net cash (used in) provided by investing activities	56,152	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(891,936)	8,244

Cash and cash equivalents, beginning	1,345,224	1,262,471

Cash and cash equivalents, ending	$ 453,288	$ 1,270,715

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 16

	2007	2006
Cash flows from operating activities:

Net Loss	$ (353,263)	$ (309,705)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	2,650	2,650
Share of Loss from Operating Partnerships	207,953	152,610
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(25,765)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	158,829	(109,268)

Net cash (used in) provided by operating activities	16,169	(289,478)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	2,521

Net cash (used in) provided by investing activities	-	2,521

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,169	(286,957)

Cash and cash equivalents, beginning	190,149	572,534

Cash and cash equivalents, ending	$ 206,318	$ 285,577

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 17

	2007	2006
Cash flows from operating activities:

Net Loss	$ (177,962)	$ (181,468)
Adjustments
Distributions from Operating Partnerships	1,806	1,173
Amortization	2,828	2,828
Share of Loss from Operating Partnerships	71,573	64,245
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	129,315	129,779

Net cash (used in) provided by operating activities	27,560	16,557

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,560	16,557

Cash and cash equivalents, beginning	165,814	1,238,050

Cash and cash equivalents, ending	$ 193,374	$ 1,254,607

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 18

	2007	2006
Cash flows from operating activities:

Net Loss	$ (126,292)	$ (165,528)
Adjustments
Distributions from Operating Partnerships	-	-
Amortization	2,098	2,098
Share of Loss from Operating Partnerships	28,820	61,787
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	95,487	95,483

Net cash (used in) provided by operating activities	113	(6,160)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	113	(6,160)

Cash and cash equivalents, beginning	107,343	72,064

Cash and cash equivalents, ending	$ 107,456	$ 65,904

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 19

	2007	2006
Cash flows from operating activities:

Net Loss	$ (203,352)	$ (265,704)
Adjustments
Distributions from Operating Partnerships	-	17,278
Amortization	3,607	3,607
Share of Loss from Operating Partnerships	100,380	184,049
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,837	102,837

Net cash (used in) provided by operating activities	3,472	42,067

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,472	42,067

Cash and cash equivalents, beginning	139,172	147,343

Cash and cash equivalents, ending	$ 142,644	$ 189,410

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007

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
June 30, 2007

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2007 and for the three months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.  The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2007 the Fund has accumulated unallocated acquisition amortization totaling $1,097,377.  The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2007 and 2006 is as follows:

	2007	2006

Series 15	$ 172,473	$ 164,820
Series 16	301,779	291,179
Series 17	260,893	249,581
Series 18	186,977	178,586
Series 19	175,255	160,827
	$1,097,377	$1,044,993

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarter ended June 30, 2007 and 2006 are as follows:

	2007	2006

Series 15	$113,490	$124,878
Series 16	158,829	163,653
Series 17	129,315	129,780
Series 18	95,487	95,487
Series 19	102,837	102,837
	$599,958	$616,635

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2007 and 2006, the Fund had limited partnership interests in 229 and 235 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2007 and 2006 is as follows:

	2007	2006
Series 15	61	66
Series 16	61	62
Series 17	47	47
Series 18	34	34
Series 19	26	26
	229	235

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2007 and 2006 are as follows:

	2007	2006

Series 15	$ 4,208	$ 4,208
Series 16	71,862	71,862
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$162,519	$162,519

During the three months ended June 30, 2007 the Fund disposed of two Operating Partnerships, and received additional proceeds from an Operating Partnership which was disposed of in the prior year. A summary of the dispositions by Series for June 30, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	2	-	$56,152	$56,152
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	2	-	$56,152	$56,152

* Fund proceeds from disposition includes additional proceeds received for a sale of an Operating Partnership recorded as of March 31, 2007, of $7,188 for Series 15.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the three months ended June 30, 2006 the Fund did not dispose of any of the Operating Partnerships; however, additional proceeds from an Operating Partnership, which was disposed of in the prior year were received. A summary of the dispositions by Series for June 30, 2006 is as follows:

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2007.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2007	2006

Revenues
Rental	$ 2,578,088	$ 2,762,272
Interest and other	77,471	337,842

	2,655,559	3,100,114

Expenses
Interest	562,264	614,952
Depreciation and amortization	723,435	812,954
Operating expenses	1,749,673	1,958,363
	3,035,372	3,386,269

NET LOSS	$ (379,813)	$ (286,155)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (376,015)	$ (283,293)

Net loss allocated to other Partners	$ (3,798)	$ (2,862)

* Amounts include $328,840 and $203,711 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2007	2006

Revenues
Rental	$ 3,751,625	$ 3,287,898
Interest and other	132,803	141,185

	3,884,428	3,429,083

Expenses
Interest	700,840	712,706
Depreciation and amortization	1,016,373	1,032,003
Operating expenses	2,492,469	2,447,348
	4,209,682	4,192,057

NET LOSS	$ (325,254)	$ (762,974)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (322,001)	$ (755,344)

Net loss allocated to other Partners	$ (3,253)	$ (7,630)

* Amounts include $114,048 and $602,734 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2007	2006

Revenues
Rental	$ 3,675,352	$ 3,285,230
Interest and other	86,805	159,982

	3,762,157	3,445,212

Expenses
Interest	738,154	749,142
Depreciation and amortization	973,779	876,950
Operating expenses	2,485,621	2,150,455
	4,197,554	3,776,547

NET LOSS	$ (435,397)	$ (331,335)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (431,042)	$ (328,021)

Net loss allocated to other Partners	$ (4,355)	$ (3,314)

* Amounts include $359,469 and $263,776 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2007	2006

Revenues
Rental	$ 1,904,763	$ 1,930,164
Interest and other	79,041	112,687

	1,983,804	2,042,851

Expenses
Interest	409,213	442,991
Depreciation and amortization	609,578	708,162
Operating expenses	1,320,890	1,507,816
	2,339,681	2,658,969

NET LOSS	$ (355,877)	$ (616,118)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (352,318)	$ (609,957)

Net loss allocated to other Partners	$ (3,559)	$ (6,161)

* Amounts include $323,498 and $548,170 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2007	2006

Revenues
Rental	$ 2,540,282	$ 2,568,748
Interest and other	129,242	163,200

	2,669,524	2,731,948

Expenses
Interest	752,284	780,225
Depreciation and amortization	736,598	641,793
Operating expenses	1,551,486	1,613,365
	3,040,368	3,035,383

NET LOSS	$ (370,844)	$ (303,435)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (367,136)	$ (300,401)

Net loss allocated to other Partners	$ (3,708)	$ (3,034)

* Amounts include $266,756 and $116,352 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2007 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - SUBSEQUENT EVENT

Subsequent to June 30, 2007, the Partnership has entered an agreement to sell one Operating Partnership. The estimated sales price and other terms for the disposition of the Operating Partnership have been determined. Gain (Loss) on sale of the Operating Partnership is expected to be recognized in the third quarter of 2007.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2007 were $599,958 and total fund management fees accrued as of June 30, 2007 were $24,004,219. During the quarter ended June 30, 2007 $1,000,000 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2007, an affiliate of the general partner of the Fund advanced a total of $744,539 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended June 30, 2007 no amount was advanced. Below is a summary, by series, of the total advances made to date.

2007
Series 17	$635,362
Series 18	109,177
$744,539

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in seven of the Operating Partnerships.

During the quarter ended June 30, 2007, none of Series 15 net offering proceeds were used to pay capital contributions. Series 15 has contributions payable to 1 Operating Partnership in the amount of $4,208 as of June 30, 2007. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in three of the Operating Partnerships.

During the quarter ended June 30, 2007, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 3 Operating Partnerships in the amount of $71,862 as of June 30, 2007. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in two of the Operating Partnerships.

During the quarter ended June 30, 2007, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 5 Operating Partnerships in the amount of $67,895 as of June 30, 2007. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended June 30, 2007, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2007. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 2007, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2007.

Results of Operations

As of June 30, 2007 and 2006, the Fund held limited partnership interests in 229 and 235 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred, net of reporting fees received, for the three months ended June 30, 2007 for Series 15, Series 16, Series 17, Series 18 and Series 19 were $76,179, $140,606, $106,928, $93,631, and $96,766 respectively.

During the three months ended June 30, 2007 and 2006, the Fund received $85,848 and $71,515, respectively, of reporting fees from the Operating Partnerships. The partnership management fees received, by series, are as follows:

	2007	2006

Series 15	$ 37,311	$ 8,849
Series 16	18,223	13,365
Series 17	22,387	19,410
Series 18	1,856	891
Series 19	6,071	29,000
	$ 85,848	$ 71,515

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 99.94%.  The series had a total of 61 properties June 30, 2007. Out of the total, 60 were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 15 reflects net loss from Operating Partnerships of $(379,813) and $(286,155), respectively, which includes depreciation and amortization of $723,435 and $812,954, respectively.

In May 2007, the investment general partner of Heron's Landing RRH Limited entered into an agreement to transfer the property to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,168,521 and cash proceeds to the investment limited partnership of $42,775. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $35,275 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $35,275 as of June 30, 2007.

In June 2007, the investment general partner of Lakeview Associates entered into an agreement to transfer the property to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $863,544 and cash proceeds to the investment limited partnership of $35,192. Of the total proceeds received, $14,003 represents reporting fees due to an affiliate of the investment limited partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,689 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,689 as of June 30, 2007.

In July 2007, the operating general partner of School Street I Limited Partnership entered into an agreement to sell the property. The property was sold for $875,000. After the payment of all costs related to the sale of the property, including the brokerage commission and legal fees, and satisfaction of the outstanding mortgage balance of approximately $639,249, and repayment of previous advances to the operating general partner in accordance with the Operating Partnership agreement, the net proceeds paid to Series 15 were $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Advances made by the investment general partner that were not repaid from the sale proceeds totaled $132,077 and will be recorded as a loss on the sale of the Operating Partnership as of July 31, 2007.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy through the second quarter for 2007 was 75%, an improvement from the 2006 average occupancy of 73%. The property operated slightly below breakeven in 2006, but is projected to breakeven in 2007. The low occupancy is due to a lack of qualified residents in the Lake Village area. To increase rental traffic to the property, the management company continues to advertise heavily in surrounding area newspapers. The mortgage payments, taxes, insurance, and accounts payables are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2006, despite an average occupancy of 75%, the property operated above breakeven. The low occupancy is due to the fact that in early January the property started experiencing security issues, such as violent behavior and vandalism, which stem from some of the newer residents. As a result of security issues, the site manger has expressed concerns for her safety while working at the property and was considering resigning. To address these issues, the management hired a full time security person and evicted the problem residents. In the second quarter 2007 management made a decision to reduce the hours of the security officer due to limited funds. This resulted in more vandalism and drug activity at the property, and management is re-considering its decision. In the meantime, the management is working with the local police station to establish regular evening police patrols of the property. Despite the decline in occupancy level, the property continues to operate at breakeven. This is in large part due to significant reductions in maintenance expenses. The site manager decreased maintenance expenses by hiring a resident to do maintenance work at the property instead of hiring a contractor. To increase the occupancy, the management is continuously working with local Section 8 representatives and developing relationships with local churches and community centers. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. During 2006 the property continued to operate below breakeven due to high operating expenses. The operating general partner appealed the real estate taxes in 2006 and was able to secure a 50% real estate tax reduction. The reduction in real estate taxes helped improve operations, as did the increase in occupancy to an average of 95% for 2006. In 2007 the property continues to operate below breakeven because of high operating costs and a drop in occupancy. In the first quarter of 2007 the occupancy dropped to 85%, but did improve to 91% in the second quarter. The high operating costs are caused by the high turnover at the property and the associated costs of turnovers. Management has recently expanded marketing efforts in order to increase occupancy and is diligently working to control turnover and operating expenses in an effort to reach breakeven status. At the end of the second quarter, the cash flow has improved but the property is still below breakeven. Despite an expired guarantee, the operating general partner has stated that they will continue to fund all deficits. The mortgage payments, taxes, and insurance are current. The compliance period for this property ended in December 2006.

Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit family property in Utica, OH. In 2005 the property had an occupancy rate of 75% and had a loss of cash in the amount of ($3,816). Average occupancy in 2006 remained at 75%, with 2006 fourth quarter occupancy of 76%. In January, 2006, the management agent terminated their contract and was replaced with a new agent who has been working to resolve the vacancy problem by preparing all vacant units to be market ready and networking with local businesses for income qualified applicants. The first half of 2007 has seen significant improvements in occupancy averaging 87%. Further improvements are still needed as the property is operating at a cash deficit. In early May, the investment general partner was made aware of the passing of the operating general partner on April 23, 2007. It is believed that the operating general partner's son is assuming his father's duties; however, this has yet to be confirmed as calls have gone unanswered. It is also assumed that the operating general partner will continue to fund deficiencies despite an expired guarantee. The compliance period for this property ends in 2009.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Boston Capital Tax Credit Fund II - Series 14 and Series 15 and Series 17 of the Fund, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partners' interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding fund management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued fund management fees.

In an attempt to capitalize on the strong California real estate market, the operating general partner of Hidden Cove Apartments (Hidden Cove) entered into an agreement to sell the property and the transaction closed in May 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and Series 15 were $1,572,368 and $136,352, respectively. The majority of the sale proceeds were received by the investment limited partnerships in May 2003, and the balance was received in September 2003. Of the proceeds received, $1,240,404 and $107,565, for Series 3 and Series 15, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.430 and $.028 for Series 3 and 15, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $360,750 was paid to Boston Capital Asset Management Limited Partners (BCAMLP) for fees and expenses related to the sale and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $300,750 represents a partial payment of outstanding fund management fees due to BCAMLP. At the time of the sale, the operating general partners retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in April 2005. The totals received were $9,163 for Series 3 and $795 for Series 15. The amounts have been added to each Series' available reserves and were recognized in the gain on the sale of the property as of March 31, 2005. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $66,166 for Series 15. Accordingly, the gain on the sale of the property was recorded by Series 3 and Series 15 of $1,535,521 and $28,992, respectively. The gains recorded represented the proceeds received by the investment limited partnerships, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $3,990 and $46,010 for Series 15 and Series 3, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued fund management fees.

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units. Rural Development is requiring that the project be rebuilt. The operating general partner received insurance proceeds for reconstruction in January 2005. The proceeds were less than the anticipated rebuilding costs; however, the operating general partner has secured increased rents from Rural Development so that the property can sustain additional debt. The additional debt is funded from a subsequent loan from Rural Development. The anticipated construction start date was slated for October 2006, but has been delayed since negotiations with Rural Development regarding costs had not yet been finalized. The operating general partner received approval for the construction budget in the first quarter of 2007 and construction commenced immediately following approval. The projected construction completion date is October 2007. At the end of the second quarter of 2007 the project was approximately 50% complete, with construction scheduled to finish in October of 2007. The end of the compliance period was in 2006. Credit delivery should not be impacted since the delay in rebuilding the property was not caused by the Operating Partnership, but by Rural Development.

In addition, the investment general partner entered into an agreement to transfer the property to the operating general partner. The operating general partner will assume the outstanding mortgage balance of $1,136,402 and the additional debt for the construction of the property and cash proceeds to the investment general partner of $37,000. The sale is expected to occur in the first quarter of 2008. Of the anticipated proceeds to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $29,500 is anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Lake View Associates (Lake View Green Apartments) is a 24-unit property located in Lake View, SC. Low occupancy, due to a lack of rental assistance, has hindered this property's performance. Occupancy, which averaged 79% in 2005, improved to 83% in 2006, however, the property continues to operate below breakeven. Occupancy improved during the first quarter of 2007, increasing to 88%. As of June 2007, average occupancy for the year was 92%. Due to the market in the Lake View area, finding residents that are able to pay the rental rates necessary to sustain the property has been a challenge. Due to federal and state cutbacks, residents are not receiving the rental assistance payments that were expected when the property was originally underwritten. Therefore, although 2006 operating expense levels were in line with the state average, the property continues to operate below breakeven through the second quarter of 2007. The mortgage, taxes, insurance and payables are all current. The compliance period for the property ends in 2007. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property has had trouble competing with properties that receive rental assistance, but was able to increase average occupancy to 93% in 2006. Through the second quarter of 2007, occupancy has dropped from 93% in April, to 89% in May and June. Mortgage, taxes, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. Despite lower occupancy through the second quarter, this property's operation has improved, and is generating cash.

In December 2006, the investment general partner exercised an option to transfer its interest in Oakwood Village, Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,078,022 and cash proceeds to the investment limited partner of $43,121. The transaction closed in January 2007. Of the proceeds received, $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $36,121 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $36,121 as of March 31, 2007.

In December 2006, the investment general partner exercised an option to transfer its interest in Wauchula Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,437,943 and cash proceeds to the investment limited partner of $57,518. The transaction closed in January 2007. Of the proceeds received, $7,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $50,518 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $50,518 as of March 31, 2007.

In January 2007, the operating general partner of Coralville Housing Associates entered into an agreement to sell the property and the transaction closed on March 1, 2007. Cash proceeds to the investment limited partner were $1,189,874. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $20,000 was payment of outstanding fund management fees due to an affiliate of the investment limited partnership. The remaining proceeds from the sale of $1,162,374 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,162,374 as of March 31, 2007. As of June 2007 additional sales proceeds of $7,188 were received. These proceeds were returned to cash reserves held by Series 15.

Series 16

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 61 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 16 reflects net loss from Operating Partnerships of $(325,254) and $(762,974), respectively, which includes depreciation and amortization of $1,016,373 and $1,032,003, respectively.

Cass Partners, LP (The Fitzgerald Building) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below breakeven due to low occupancy. The second quarter 2007 physical occupancy averaged 47% and 2007 year to date occupancy averaged 39%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as updates to kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking and amenities such as washer/dryer hook-ups. The operating general partner has taken the property management in-house with the objective of reducing operating expenses. In 2006 operating expenses decreased 28% mostly in administrative and maintenance expenses. The taxes and insurance are current through June 2007 and although the mortgage was two months delinquent in 2006, the operating general partner has funded the debt payments to bring the mortgage current. Despite an expired operating deficit guaranty, the operating general partner has continued to fund operating deficits. However, the operating general partner has indicated that it will not be able to continue to fund deficits going forward. In addition, the mortgage matured in June 2007 and although the lender has not yet commenced foreclosure actions, it has stated that it will not extend the term of the loan or refinance the debt. The investment general partner has analyzed the potential costs and benefits of maintaining the property through the 2008 compliance period and concluded that the cost of supporting the property's operations through the end of the compliance period is likely to be extremely high. Avoiding tax credit recapture does not appear to justify the amount of the required investment. As a result, the operating general partner anticipates a consensual transfer of the property to the lender during the third or fourth quarter of 2007.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. In 2006 the property operated above breakeven due to improvements in occupancy. As of June 30, 2007 average occupancy at the property was 100%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The operating general partner continues to monitor the Operating Partnership.

The operating general partner of Mariner's Pointe Limited Partnership I and Mariner's Pointe Limited Partnership II entered into an agreement to sell Mariner's Pointe I & II. The transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The sales price for Mariner's Pointe I & II was $4,587,705, which includes outstanding mortgage balances of approximately $3,998,707 and proceeds to the investment limited partnership of $264,924. Of the total investment limited partnership proceeds received, $110,860 represents a reimbursement of funds previously advanced to the Operating Partnership by the investment limited partnership, $52,500 represents payment of outstanding reporting fees due to an affiliate of the investment limited partnership and approximately $14,501 is for third party legal costs. Proceeds from the sale of $87,063 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Losses on the sale of the property were recorded by Series 16 of $(108,072), in the quarter ended March 31, 2006. The loss recorded represents the proceeds received by the investment limited partner, net of their remaining investment balance. Accordingly, a loss on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of ($23,530) as of March 31, 2006. At the time of the sale, the operating general partner retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity. These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in June 2006. Accordingly, a gain was recorded for the total additional proceeds received in the amount of $2,521 as of June 30, 2006.

Summersville Estates (Summersville Estates Limited Partnership) is a 24-unit property located in Summersville, Missouri. Average occupancy through the second quarter of 2007 was 82% and is consistent with the 2006 average occupancy. The low occupancy is largely due to a lack of rental assistance on four units and management has researched obtaining more rental assistance from Rural Development, however, there is none available at this time. The rent on these four units is more than the cost to rent many of the single family homes in the area. Management has been in regular contact with the local housing authority to bring applicants with mobile vouchers to the property and is also trying to get rental incentives approved. The property manager, who also performs maintenance, has concentrated on getting vacant units rent-ready in a timely manner and improving the curb appeal of the property. The investment general partner will continue to work with management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated at a deficit in 2006 due to an average occupancy of 80% for 2006. Over the last couple of years, the area had seen an increase in single family development due to the low mortgage interest rates and attractive home ownership programs. Currently, with rising interest rates, average occupancy at the property increased to 91% through the second quarter 2007, and as of June the property was 90% occupied. Operating expenses continue to stay below the state average. However, due to an inability to raise rental rates and the high vacancy rate, the property continued to operate below breakeven in the second quarter of 2007. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

1413 Leavenworth Historic, L.P. (Lofts By The Market Apartments) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past seven years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the operating general partner that was formed to take over the management of the operating general partner's assets. The operating general partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy has remained above 90% since 2005 and averaged 95% as of the second quarter of 2007. The property refinanced the debt at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. As of the second quarter 2007 the property is operating just above breakeven. Current tenant files have been audited for tax compliance standards and management has found no violations. Prior year 8823s continue to be reviewed to determine if issues can still be addressed. The investment general partner will continue to monitor occupancy and cash flow.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. After extensive storm damage in 2005-2006, the investment general partner approved substantial roof repairs funded from replacement reserves and insurance proceeds. In August 2006, a new site manager raised rents during renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions of 13 families, the original rents were reinstated and a new leasing staff was hired. In a site visit to the property in April 2007 the investment general partner noted that curb appeal has improved and applicant traffic has increased. At the end of the second quarter, the property management company verbally reported that occupancy has increased to 71%, and an additional 14 move-ins are scheduled for July. However, five evictions due to non-payment are pending. The operating general partner has authorized the use of contractors to keep vacant units clean and ready to rent. All insurance, real estate taxes and mortgage payments are current. The operating general partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2008.

Meadows of Southgate LDHA (Meadows of Southgate), is an 83 unit property located in Southgate, MI. In 2005, the property suffered the effect of several new communities opening in the area, all offering lower rents with heavy concessions. Average occupancy through the fourth quarter 2006 was 83%. In the first quarter 2007, average physical occupancy increased to 91%. In the second quarter, physical occupancy continues to increase and as of June the property was operating with 92% occupancy. The newly hired site manager is actively marketing the community in the surrounding areas and as a result more prospective residents are visiting the property. Because of the low occupancy the property is operating below breakeven. Since the property is positioned in a convenient location, the management anticipates that the physical occupancy will stabilize by the third quarter 2007 and the property will be able to breakeven. The operating general partner continues to fund any operating deficits. The mortgage, taxes, and insurance are current.

In December 2006, the investment general partner transferred its investment limited partner interest and its general partner interest in Riviera Apartments, Limited to an entity related to the remaining operating general partner for its assumption of the outstanding mortgage balance and cash proceeds of $25,000 to the general partner and $25,000 to the investment limited partner. As part of the purchase agreement, the remaining operating general partner is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Of the proceeds received, $5,000 represented reporting fees due to an affiliate of the investment limited partnership and the balance represented proceeds from the sale. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $12,500 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $12,500 as of December 31, 2006. The sale of the Operating Partnership has been recognized as of December 31, 2006, but the sale proceeds were received in the first quarter of 2007.

Series 17

As of June 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%.  The series had a total of 47 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 17 reflects net loss from Operating Partnerships of $(435,397) and $(331,335), respectively, which includes depreciation and amortization of $973,779 and $876,950, respectively.

In an attempt to capitalize on the strong California real estate market, the operating general partner of California Investors VI (Orchard Park) entered into an agreement to sell the property and the transaction closed in June 2003. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. Sale proceeds due to Boston Capital Tax Credit Fund I-Series 3 and the Fund's Series 17, after repayment of advances made to the Operating Partnership, were $453,144 and $31,790, respectively. Of the proceeds received, $352,768 and $24,748, for Series 3 and Series 17, respectively, was distributed to the investors in July 2004. This represented a per BAC distribution of $.122 and $.005 for Series 3 and 17, respectively. The total returned to the investors was distributed based on the number of BACs held by each investor at the time of the sale. The amounts for each series, while different in actual dollars, represent the same percentage of return to each investment limited partnership. The remaining proceeds total of $107,418 was paid to BCAMLP for fees and expenses related to the sale, and partial reimbursement of amounts payable to affiliates. The breakdown of the amount paid to BCAMLP is as follows: $10,000 represents reimbursement of expenses incurred related to sale, which includes due diligence, legal and mailing costs; $50,000 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; and $47,418 represents a partial payment of accrued fund management fees. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnerships' investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero for Series 3 and $28,682 for Series 17. Accordingly, gains on the sale of the property were recorded as of March 31, 2004 by Series 3 and Series 17 of $406,422 and $3,108, respectively. The gains recorded represented the proceeds received by the investment limited partnership, net of their remaining investment balance and their share of the overhead and expense reimbursement. In the prior year ended, March 31, 2006, $46,722 and $3,278 for Series 3 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued fund management fees.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. The average occupancy for this property has steadily increased over the past three years. In 2005 the property was 84% occupied but improved to average 90% in 2006. Further, as of the second quarter 2007 the property was 92% occupied. The operating general partner feels the property will be 100% occupied by the end of the third quarter 2007 and the property will then operate above breakeven. The new site manager is aggressively addressing the high accounts receivable and accounts payable property balances. The mortgage, real estate taxes and insurance are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 Low-Income Housing Tax Credit units) family property located in West Bath, Maine. The property operated just below breakeven in 2006. Bad debt expense decreased significantly in 2006 due to management's efforts to more thoroughly screen qualified applicants. Occupancy levels have been diminishing for the past couple of years, resulting in decreased rental income and increased accounts payable. Occupancy averaged 88% for the first two quarters of 2007. The closing of the Brunswick Navel Airbase and lack of funds to make vacant units rent ready has contributed greatly to the decrease in occupancy. Management has requested a rent increase from the local housing authority to help improve cash flow. With the increased cash flow, management will be able to make the units rent ready and feel they will then be able to stabilize occupancy above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses, and deferred maintenance issues. As a result of poor operations, the reserve account has been underfunded. Re-amortization of the debt and successive rent increases in 2006 and 2007 helped the Operating Partnership operate above breakeven in 2006, and through the second quarter of 2007. The operating general partner has executed documents to withdraw from the Operating Partnership and admit an affiliate of the management company as the new operating general partner. Rural Development approved the operating general partner transfer in October 2006. In conjunction with the re-amortization of the debt, Rural Development restated the reserve account to bring its status to current during the first quarter of 2007. Operations have improved significantly, and the operating general partner transfer has been approved.

Aspen Ridge Apartments, L.P. (Aspen Ridge Apartments) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Since 2000, ineffective management and the cost of repairing deferred maintenance items in 2002 resulted in the property operating with a substantial negative cash flow. The original general partner is still in place and continues to fund the operating deficits. Over the past seven years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the operating general partner that was formed to take over the management of the operating general partner's assets. The operating general partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy has remained above 90% since 2005 and averaged 96% as the second quarter of 2007. The property also refinanced the debt at the beginning of September 2005 and was able to pay some expenses from the proceeds of the refinance. The second quarter 2007 unaudited financial statements show that the property is generating cash. Current tenant files have been audited for tax compliance standards and management has found no violations. Past 8823s are being reviewed to determine if any corrections can be made. The investment general partner will continue to monitor occupancy and cash flow closely through monthly reports.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for BCTC II-Series 12 and Series 14 and the Fund's Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partners' interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding fund management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued fund management fees.

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS. In 2006, occupancy improved slightly to 93%, yet expenses continued to increase. The increase in expenses is largely due to increases in administrative and maintenance costs. Management evicted non-paying residents and incurred higher than normal maintenance costs due to turnover work. Occupancy averaged 96% through the second quarter of 2007. The property has also improved financially between the first and second quarter, mainly by decreasing the maintenance expense. The on-site manager reports occupancy levels have stabilized and with lower turnover the property should be able to operate within the projected budget. Management has also revised their screening requirements in order to reduce the number of evictions. The operating general partner continues to fund deficits despite an expired guarantee. The mortgage, taxes and insurance payments are all current. The development's compliance period ends in December 2007.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, the Funds - Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner's investment in the operating partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the operating partnership.

Series 18

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 18 reflects net loss from Operating Partnerships of $(355,877) and $(616,118), respectively, which includes depreciation and amortization of $609,578 and $708,162, respectively.

Leesville Elderly Apartments LP (Leesville Elderly Apartments) is a 54-unit property located in Leesville, Louisiana. Despite occupancy averaging 96% in 2006, the property operated below breakeven and expended cash. The deficit was due to insufficient rental rates coupled with high administrative and maintenance expenses and the partnership was unable to fund the reserve account. Although occupancy declined slightly in the first quarter of 2007, it is back to 96% as of the second quarter. Additionally, the Operating Partnership is operating well above breakeven and is generating cash as of the first half of 2007. The investment limited partner will continue to work with the operating general partner to monitor the occupancy and operations. All tax, mortgage, and insurance payments are current.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32- unit property located in Natchitoches, Louisiana. The property operated below breakeven and expended significant cash despite strong occupancy, which averaged 96% in 2006. The major factor in the deficit was a result of rental rates, which could not cover the high maintenance and utility expenses. Most of the increased expenses were due to the costs associated with hurricane repairs that were paid for out of operations, as no insurance proceeds were received. The Operating Partnership would benefit from a rental increase; therefore the operating general partner continues to work with Rural Development to obtain approval. However, the process is slow. The Operating Partnership is operating well above breakeven and is generating cash as of the first half of 2007. Additionally, occupancy has averaged 95%. The investment limited partner will continue to work with the operating general partner to monitor the occupancy and operations. All tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2005, physical occupancy averaged 83%. In 2006, average physical occupancy declined to 75% with December occupancy of 75%. The market in Grand Rapids, MI has been soft since the beginning of 2004. The operating general partner's management company, First Centrum Management, took over the property management in February of 2006. In May 2006, First Centrum Management formed a new business plan to increase occupancy and stabilize operations. Primary focus of the plan was networking with local and civic community groups and consistently working to promote the increased residential referral fees. Management also started to run move-in specials including both reduced and free rent for specific apartment types. However, throughout the year, occupancy has been slow to recover due to some employee turnover at the property. In the beginning of the fourth quarter 2006, a new site manager was hired. Since the new site manager stepped in, occupancy has been gradually increasing. In the second quarter 2007,average occupancy increased to 95% and as of June the property was 95% occupied. However, the property is still not able to breakeven due to unit maintenance cost that was incurred in the second quarter. The management is optimistic that the property will be able to breakeven in the third quarter 2007. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. The property operated with an average occupancy of 94% through 2006. Average occupancy through June 2007 has been consistent with the prior year average at 94%. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the second quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. Average occupancy through the second quarter 2007 was 80%, but the property continues to operate above breakeven. Although payables and accrued expenses are lower than in previous years, the balances are still high, as are tenant and subsidy receivables. According to the operating general partner, as of July 25, 2007 real estate tax payment with the City of Boston is current for 2007 and the first quarter 2008 is due in August. Management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes; however, the process is still averaging more than 60 days. Additionally, the Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. Currently, the two vacant commercial spaces have not been leased. In December 2005, the commercial spaces were appraised and the resulting report showed higher revenue potential than is currently being realized. The investment general partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The management company is a related entity to the operating general partner. On September 12, 2005, Florida Housing's monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823's rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in extensive damage. A letter dated February 28, 2006 from Florida Housing Finance Corporation stated that the property had been "granted relief" until January 17, 2007. As long as the related work is completed and inspected by that date, the 8823's will be rescinded. Hurricane-related repairs commenced in the summer of 2006 and were completed at year-end 2006, before the date required by Florida Housing, effectively rescinding the previously issued 8823's. Despite the major renovations to all ten buildings, occupancy averaged 93% throughout 2006 and the property operated above breakeven. Occupancy averaged 92% through the end of the second quarter of 2007.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. The property struggled with occupancy for the first half of 2006, averaging only 83%. Occupancy improved in the last quarter of 2006 to 100% and as of the second quarter 2007 the property is still fully occupied. The commercial spaces are also fully occupied and the property operated above breakeven in the first and second quarter of 2007. The investment general partner is closely monitoring the overall performance of this Operating Partnership. As of July 25, 2007 the operating general partner has made final 2007 payments to bring tax, water and sewer payments current for 2007. The first quarter 2008 tax payment is due August 1, 2007. The operating general partner is also looking into 21D violations in the amount of $300, and will remedy any violations. The investment general partner will continue to work with the operating general partner to keep the real estate taxes and water and sewer bills current. The operating general partner's operating deficit guarantee is unlimited as to time and amount. The mortgage and insurance payments are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. This property experienced a significant drop in occupancy in 2006, averaging 89% compared to 98% in 2005. This occupancy decline was due to management's difficulty in finding qualified residents. Expenses in 2006 were also 20% higher then the state averages, specifically in utilities, maintenance, taxes, and insurance. These factors resulted in the property operating below breakeven in 2006. In 2007, the operating general partner received preliminary approval to convert three units set aside for the homeless into section 8 housing. This should improve the occupancy and the cash flow in 2007 for the property. Through June 2007, occupancy for the property increased to 96%. The operating general partner continues to fund operating deficits. The taxes, mortgage, and insurance are all current.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 71% for 2006 and as a result the property operated below breakeven. Throughout 2006 problem residents were evicted and a minor rehabilitation was begun. The renovation, which consisted of $270,000 of capital improvements, was completed at the end of 2006. The improvements were funded entirely by the operating general partner. The operating general partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and improve operations. Due to the removal of problem residents and the plans to improve the property, average occupancy through the second quarter 2007 increased to 85%, while the first quarter debt service coverage was well above breakeven. The investment general partner will continue to monitor occupancy and operations. The operating general partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Lathrop Properties, L.P. (Lathrop Properties) is a 24-unit property located in Lathrop, Missouri. Average occupancy through the second quarter of 2007 was 91% and is consistent with the second half of 2006 occupancy averages. The property operated below breakeven in 2006 due to the fluctuating occupancy throughout the year as well as the increased expense of turning over units for move-ins. Also, Rural Development no longer allows the property to withdraw funds for unit turnover costs, which contributed to the high maintenance costs. The property manager is currently focusing on marketing and cost-containment, and the low 2007 expenses have reflected this strategy. The investment general partner will continue to monitor occupancy and operations closely. The mortgage, taxes and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property operated below breakeven in 2005 due to low occupancy and high maintenance expenses related to resident turnover. Although occupancy improved from 82% in 2005 to average 89% for 2006, the property operated below breakeven for 2006 as well. Higher than budgeted operating expenses resulting from high turnover expense hurt operations as rental income was insufficient to cover increased expenses. In order to fund this deficit, reserves were not funded to required levels. Historical and ongoing challenges cited by management include competition for one bedroom units from a neighboring senior development, past problem tenants that required eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units and historically, these have been the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on word of mouth and the local housing authority for rental traffic but also runs an ad for the property in a free weekly advertiser that is distributed throughout town. In addition, management obtained approval to offer a rental incentive of a gas card or grocery card for new tenants in the first quarter. These efforts, as well as an increased focus on quick application turnaround, have greatly increased traffic at the property in 2007. Increased traffic led to increased move-ins in the second quarter when occupancy averaged 93%, achieving 95% occupancy for both May and June. With occupancy stabilizing, the operating general partner will begin to focus next on funding the replacement reserve account. The investment limited partner negotiated the transfer of the operating general partner interest to National Affordable Housing Foundation, a local presence with a good working relationship with Rural Development, on March 30, 2007. As a condition of the transfer, the Foundation will obtain a conventional loan to fund replacement of two roofs at the property that have had problems with loose shingles. As of the end of the second quarter of 2007, a capital needs assessment had been completed and the operating general partner was close to securing financing for the roofs. The investment general partner will work closely with the new operating general partner to monitor the replacement of the roofs and to ensure operational improvement and stabilization.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. The property operated above breakeven in 2005 but a decline in occupancy that began in the fourth quarter of 2005 and dropped to as low as 58% in 2006 resulted in an operating deficit for year end 2006. As a result of low occupancy, the property was unable to fund their September 2006 tax payment. The large decrease in occupancy was the result of a lack of oversight by management. Management had been very slow to evict problem tenants at the property. As a result, the police were called to the site frequently and over time Marengo Park developed a poor reputation. In addition, an August 2006 inspection by Rural Development showed numerous deficiencies in the nine units that were vacant at the time. Several of these units were not rent-ready. Eight of these units had been vacant for at least four months with one sitting vacant for over a year. One of the biggest contributing factors to the lack of management oversight was the lack of a consistent on-site management presence during this time period. A new site manager and maintenance technician were hired in mid-September 2006. The new site manager prioritized making all units rent-ready and, as of the end of the fourth quarter, all vacant units were ready for move-in. Occupancy for the quarter increased to 79%, a high for 2006. In the first quarter of 2007, the investment limited partner negotiated the transfer of the operating general partner interest to National Affordable Housing Foundation, a local presence with a good working relationship with Rural Development. The transfer occurred on March 30, 2007. Upon transfer, the Foundation paid the outstanding September 2006 tax bill as well as the March 2007 tax bill. Occupancy through the first quarter of 2007 averaged 79%, ending March at 83%. Despite progress by the site manager, she was fired in April for her purported negligence at her other rental properties. The property suffered a number of move-outs in April and May that could not be filled by the regional manager and occupancy dropped to 71% as of June 2007. A new site manager was hired in the second week of June and she has had an immediate impact on the property. For the first time in over a year, the site manager is working a full day at the site, splitting her time between Marengo Park and the 84-apartment senior property across the street. The site manager frequently walks the site and is available to meet with prospective tenants in a temporary office setting. National Management has negotiated an agreement with the owners of the senior property, Marengo Housing, to transform a portion of common space at that property into an office to be used for both properties. This is expected to be completed by the end of July. With the help of an on-site location and normal office hours, management has been able to offer assistance on applications, provide quick application turnaround, and offer property tours. Management's focus on quick application turnaround and follow-up has resulted in an increase in occupancy to 88% as of the second week in July. In addition, two of the three vacant apartments were rent ready, with the other set to come on-line shortly. Unfortunately, there are three tenants who, despite being placed on payment plans in the first quarter, were still several months delinquent on their rents at the end of the second quarter. Management has issued notices to these tenants and plans to evict if payment is not received immediately. Management has put in place a stricter tenant screening process and plans to broaden their advertising to generate more traffic going forward. Current efforts include advertising in a local newspaper, distributing flyers, contacting local employers, and offering a gas card or grocery card to new tenants. The investment general partner will work closely with the new operating general partner to monitor the property until occupancy improves and operations stabilize.

Rio Grande Apartments, LTD (Rio Grande Apartments) is a 100-unit property located in Eagle Pass, TX. The property has experienced a drop in occupancy since September 2006. A hailstorm hit the property causing significant roof damage, resulting in leaks in approximately 20 of the units, making them uninhabitable. The repair work progressed much slower than was originally anticipated and was completed in early May 2007. Since units were offline during repairs, occupancy averaged 80% during the first quarter of 2007 and the property operated below breakeven. Occupancy has risen to 95% as of the end of the second quarter of 2007. The investment general partner will continue to monitor the property to ensure that occupancy remains stable. All taxes, insurance and mortgage payments are current.

Series 19

As of June 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at June 30, 2007, all of which were at 100% Qualified Occupancy.

For the periods ended June 30, 2007 and 2006, Series 19 reflects net loss from Operating Partnerships of $(370,844) and $(303,435), respectively, which includes depreciation and amortization of $736,598 and $641,793, respectively.

Ankeny Housing Associates Two L.P, (Delaware Crossing Apartments) is a 152-unit property located in Ankeny, Iowa. This property performed poorly in 2006 and operated below breakeven. The property continues to operate below breakeven through the second quarter of 2007. The property is underperforming due to high operating expenses including real estates taxes and a drop in income due to lower occupancy. The administrative and travel costs increased over the past year due to high employee turnover. Additional staff from other properties was needed to assist with office operations and training. Now that a new staff is in place these expenses should begin to decrease. During the first quarter in 2007, the property had an average occupancy of 89%, which is lower than prior years. The second quarter of 2007 showed a small improvement in occupancy to 91%. The management has implemented several programs in 2007 to help maintain and increase occupancy. The programs include a resident referral program and increased marketing to the employees and businesses in the area. The investment limited partner will continue to work with the operating general partner to monitor the occupancy and expense levels. The operating general partner is funding all deficits. All tax, mortgage, and insurance payments are current.

Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas. In 2006 the property operated poorly and expended cash due to insufficient rental rates, even though in the first quarter of 2006 rental rates were increased on the one and two-bedroom units. Additionally, it appears that the Operating Partnership is hindered by high debt service on a Rural Development loan, and an under-funding of the reserves account. Although overall operating expenses were lower than the state average, the insufficient rental rates could not support them, resulting in the deficit. Management continues to work with the Housing Agency and Rural Development to obtain approval for higher rental rate increases; however, they have not yet received approval. Although occupancy declined slightly during the first quarter of 2007, occupancy reached 100% in the second quarter of 2007. The Operating Partnership is also operating well above breakeven and is generating cash. The investment limited partner will continue to work with the operating general partner to monitor the occupancy and expenses. All tax, mortgage, and insurance payments are current.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit multifamily property located in Martindale, Texas. In 2006 the property operated below breakeven and expended cash due to rental rates even though the operating expenses did not increase. A rental increase was placed in effect on September 1, 2006; however, during the first quarter of 2007, occupancy decreased 5% to 88%. As of May 2007, the occupancy reached 96% and the operating general partner is hopeful that continued stability will improve the overall performance of the project. The Operating Partnership is operating above breakeven; however, cash is still being expended. The investment limited partner will continue to monitor the property's occupancy and operations, as well as assist management in determining how to keep expenses below state average. All tax, mortgage, and insurance payments are current.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven as a result of low occupancy and very low rent levels. Occupancy at the property averaged 70% in 2005 and 88% in 2006. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. In an effort to improve occupancy, the property offered one-month free rent for a new resident as well as one-month free rent for resident referrals. They expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly and was 97% at the end of the second quarter of 2007. The property continues to operate below breakeven, but management is able to keep payables current. The property has also received a grant of $40,000 from the state to enable the property to reduce the rents for the residents but not lose any income. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce any operating deficits. The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. In 2005 the property had an occupancy rate of 88%. In the third quarter of 2006 the property reflected an occupancy rate of 83%. The operating general partner changed managing agents effective January 1, 2006 without the approval of the investment general partner. After investigating the change, the previous managing agent informed the investment general partner that they terminated the contract. The new managing agent is working to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. The first half of 2007 have seen significant improvements in occupancy averaging 90%. Further improvements are still needed as financial information shows the property operating with a cash deficit. In early May of 2007, the investment general partner was made aware of the passing of the operating general partner on April 23, 2007. It is believed that the operating general partner's son is assuming his father's duties; however, this has yet to be confirmed as calls have gone unanswered. It is also assumed that the operating general partner will continue to fund deficiencies despite an expired guarantee. The compliance period for this property ends in 2009.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first, second and third quarters of 2006 was 96%. The property operated below breakeven in 2006 due to high operating costs, which are attributed to foundation and stress cracks identified in an engineer's report conducted in 2003. The report revealed foundation movement in five buildings. Since 2001, much work has been done on the foundation, stair towers, and landings as a result of the movement. Soil testing was done in 2006 and, as a result, the operating general partner has submitted a major capital project proposal of $260,000 for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go offline, and lost revenue is expected. The investment general partner is working to obtain the fourth quarter 2006 and 2007 occupancy data from the management company, as well as the 2006 financial audit from the auditor. The investment general partner will work closely with the operating general partner and monitor the situation as it unfolds. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. The economy has declined due to the loss of industry. This has resulted in lower than anticipated rents, rental concessions, and rental delinquency, resulting in low economic occupancy. Physical occupancy continues to fluctuate but the property experienced an average of 95% physical occupancy through the second quarter of 2007. The current rent levels coupled with current concessions is not allowing the property to breakeven. Management has implemented a more stringent resident selection plan and is working to minimize delinquency. The property's mortgage is current and the replacement reserve is adequately funded. However, the tax and insurance escrow account was under-funded by $1,938, with barely enough cash to cover the accrued tax liability. The operating deficit is being funded with a cash overdraft, which is currently at $38,034. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount. The property's compliance period ends in 2009.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The 2006 occupancy average was 97% and the property operated with a cash deficit. Occupancy averaged 99% through the second quarter of 2007. The current rent levels are causing the cash deficit and the operating deficit is being funded with a cash overdraft that is currently at $7,755. The replacement reserve is adequately funded. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to generate revenue. The operating deficit guarantee is unlimited in time and amount. The compliance period for the property ends in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately 26 miles from downtown Atlanta. Occupancy suffered from overdevelopment of the Georgia market, hitting a low of 78% in July 2005. The related-party management company hired a Vice President of Marketing and this property was one of six on a high priority list. Marketing efforts included outreach at job fairs and to local employers. The company also targeted low-risk evacuees from Hurricane Katrina. Since executing this plan, occupancy rose, averaging 90% in 2006 with a cash deficit of $54,741. The average occupancy in the first quarter of 2007 was 87% but fell to 85% in March due to two shooting incidents that occurred in January 2007. The first incident involved guests of residents while the second involved residents of the property. The three households involved were evicted and the property now has an active security officer. Occupancy in the second quarter of 2007 averaged 88% and was at 91% in June 2007. Expenses remained high at $4,584/unit in 2006 after accounting for expensed improvements, but have fallen according to unaudited financials provided by management. A written stabilization plan requested from the regional manager was received in the second quarter but focused exclusively on marketing. The investment general partner continues to have monthly calls with the regional manager to focus on marketing as well as reducing expenses. A site visit was conducted in April 2007 and the report gave high ratings to management and site control. The operating general partner has continued to fund deficits with $163,175 in advances made to date. Taxes, mortgage and insurance are all current. The compliance period for the property ends in 2009.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 20, 2007	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 20, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 20, 2007	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal