Form 10-Q
period 2007-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2007-11-19
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2007

                                             or

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

Yes [ X ] No [ ]

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

Yes [ ] No [ X ]

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED SEPTEMBER 30,2007

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

Three MONTHS ENDED SEPTEMBER 30 10

Statements of Operations Series 15 11

Statements of Operations Series 16 12

Statements of Operations Series 17 13

Statements of Operations Series 18 14

Statements of Operations Series 19 15

six months ENDED SEPTEMBER 30 16

Statements of Operations Series 15 17

Statements of Operations Series 16 18

Statements of Operations Series 17 19

Statements of Operations Series 18 20

Statements of Operations Series 19 21

statementS OF Changes in Partners' Capital (Deficit) 22

Changes in Partners' Capital (DEFICIT) Series 15 23

Changes in Partners' Capital (DEFICIT) Series 16 23

Changes in Partners' Capital (DEFICIT) Series 17 24

Changes in Partners' Capital (DEFICIT) Series 18 24

Changes in Partners' Capital (DEFICIT) Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 27

Statements of Cash Flows Series 16 28

Statements of Cash Flows Series 17 29

Statements of Cash Flows Series 18 30

Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting *

Note C Related Party Transactions 34

Note D Investments 35

COMBINED STATEMENTS OF OPERATION 37

Combined Statements Series 15 38

Combined Statements Series 16 39

Combined Statements Series 17 40

Combined Statements Series 18 41

Combined Statements Series 19 42

Note E Taxable Loss 43

Note F Subsequent Event 43

Liquidity 44

Capital Resources 45

Results of Operations 46

Critical Accounting Policies 66

Quantitative and Qualitative 67

Controls and Procedures 67

Part II Other Information 68

Item 1. Legal Proceedings 68

Item 1A. Risk Factors 68

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 68

Item 3. Defaults Upon Senior Securities 68

Item 4. Submission of Matters to a Vote of Security Holders 68

Item 5. Other Information 68

Item 6. Exhibits 68

SIGNATURES 69

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 2,539,430	$ 3,419,039

OTHER ASSETS

Cash and cash equivalents	914,659	1,947,702
Deferred acquisition costs, net of accumulated amortization (Note B)	782,867	809,059
Other assets	56,367	56,367
	$ 4,293,323	$ 6,232,167

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 8,645	$ 1,145
Accounts payable affiliates	25,349,398	25,148,800
Capital contributions payable	158,311	162,519
	25,516,354	25,312,464

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(19,140,522)	(17,019,215)
General Partner	(2,082,509)	(2,061,082)
	(21,223,031)	(19,080,297)
	$ 4,293,323	$ 6,232,167

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 301,318	$ 361,924

OTHER ASSETS

Cash and cash equivalents	393,040	1,345,224
Deferred acquisition costs, net of accumulated amortization (Note B)	114,785	118,611
Other assets	21,367	21,367
	$ 830,510	$ 1,847,126

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 8,645	$ 1,145
Accounts payable affiliates	5,088,060	5,863,264
Capital contributions payable	-	4,208
	5,096,705	5,868,617

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,901,343)	(3,659,086)
General Partner	(364,852)	(362,405)
	(4,266,195)	(4,021,491)
	$ 830,510	$ 1,847,126

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 726,502	$ 1,126,865

OTHER ASSETS

Cash and cash equivalents	162,952	190,149
Deferred acquisition costs, net of accumulated amortization (Note B)	159,002	164,302
Other assets	-	-
	$ 1,048,456	$ 1,481,316

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,890,447	6,572,789
Capital contributions payable	71,862	71,862
	6,962,309	6,644,651

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(5,388,106)	(4,645,093)
General Partner	(525,747)	(518,242)

	(5,913,853)	(5,163,335)
	$ 1,048,456	$ 1,481,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,130,403	$ 1,286,994

OTHER ASSETS

Cash and cash equivalents	177,590	165,814
Deferred acquisition costs, net of accumulated amortization (Note B)	164,028	169,684
Other assets	30,000	30,000
	$ 1,502,021	$ 1,652,492

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,699,266	6,440,636
Capital contributions payable	67,895	67,895
	6,767,161	6,508,531

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(4,791,711)	(4,386,701)
General Partner	(473,429)	(469,338)
	(5,265,140)	(4,856,039)
	$ 1,502,021	$ 1,652,492

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 13,194	$ 92,946

OTHER ASSETS

Cash and cash equivalents	73,400	107,343
Deferred acquisition costs, net of accumulated amortization (Note B)	125,862	130,058
Other assets	5,000	5,000
	$ 217,456	$ 335,347

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,188,590	3,994,750
Capital contributions payable	18,554	18,554
	4,207,144	4,013,304

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(3,639,564)	(3,330,950)
General Partner	(350,124)	(347,007)
	(3,989,688)	(3,677,957)
	$ 217,456	$ 335,347

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 368,013	$ 550,310

OTHER ASSETS

Cash and cash equivalents	107,677	139,172
Deferred acquisition costs, net of accumulated amortization (Note B)	219,190	226,404
Other assets	-	-
	$ 694,880	$ 915,886

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,483,035	2,277,361
Capital contributions payable	-	-
	2,483,035	2,277,361

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	(1,419,798)	(997,385)
General Partner	(368,357)	(364,090)
	(1,788,155)	(1,361,475)
	$ 694,880	$ 915,886

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 9,611	$ 13,073
Other income	3,574	70,228
	13,185	83,301

Share of income (loss) from Operating Partnerships(Note D)	(417,694)	(479,064)

Expenses
Professional fees	187,586	137,840
Fund management fee (Note C)	539,133	532,286
Amortization	13,096	13,096
General and administrative expenses	68,028	19,760
	807,843	702,982

NET LOSS	$ (1,212,352)	$ (1,098,745)

Net loss allocated to limited partners	$ (1,200,229)	$ (1,087,759)

Net loss allocated to general partner	$ (12,123)	$ (10,986)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2007	2006

Income
Interest income	$ 4,056	$ 5,051
Other income	-	334
	4,056	5,385

Share of income (loss) from Operating Partnerships(Note D)	(9,223)	(72,265)

Expenses
Professional fees	46,661	33,554
Fund management fee	108,587	103,927
Amortization	1,913	1,913
General and administrative expenses	12,859	4,007
	170,020	143,401

NET LOSS	$ (175,187)	$ (210,281)

Net loss allocated to limited partners	$ (173,435)	$ (208,178)

Net loss allocated to general partner	$ (1,752)	$ (2,103)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2007	2006

Income
Interest income	$ 1,722	$ 1,671
Other income	1,273	5
	2,995	1,676

Share of income (loss) from Operating Partnerships(Note D)	(192,410)	(46,689)

Expenses
Professional fees	46,302	33,552
Fund management fee	142,246	122,395
Amortization	2,650	2,650
General and administrative expenses	16,643	4,127
	207,841	162,724

NET LOSS	$ (397,256)	$ (207,737)

Net loss allocated to limited partners	$ (393,283)	$ (205,660)

Net loss allocated to general partner	$ (3,973)	$ (2,077)

Net loss per BAC	$ (.07)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2007	2006

Income
Interest income	$ 1,873	$ 4,925
Other income	1,368	2,471
	3,241	7,396

Share of income (loss) from Operating Partnerships(Note D)	(83,212)	(155,766)

Expenses
Professional fees	38,152	29,977
Fund management fee	94,927	119,502
Amortization	2,828	2,828
General and administrative expenses	15,263	4,372
	151,170	156,679

NET LOSS	$ (231,141)	$ (305,049)

Net loss allocated to limited partners	$ (228,830)	$ (301,999)

Net loss allocated to general partner	$ (2,311)	$ (3,050)

Net loss per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2007	2006

Income
Interest Income	$ 811	$ 583
Other income	933	67,418
	1,744	68,001

Share of income (loss) from Operating Partnerships(Note D)	(50,932)	(47,393)

Expenses
Professional fees	30,490	23,188
Fund management fee	92,676	85,623
Amortization	2,098	2,098
General and administrative expenses	10,989	3,544
	136,253	114,453

NET LOSS	$ (185,441)	$ (93,845)

Net loss allocated to limited partners	$ (183,587)	$ (92,907)

Net loss allocated to general partner	$ (1,854)	$ (938)

Net loss per BAC	$ (.05)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2007	2006

Income
Interest income	$ 1,149	$ 843
Other income	-	-
	1,149	843

Share of income (loss) from Operating Partnerships(Note D)	(81,917)	(156,951)

Expenses
Professional fees	25,981	17,569
Fund management fee	100,697	100,839
Amortization	3,607	3,607
General and administrative expenses	12,274	3,710
	142,559	125,725

NET LOSS	$ (223,327)	$ (281,833)

Net loss allocated to limited partners	$ (221,094)	$ (279,015)

Net loss allocated to general partner	$ (2,233)	$ (2,818)

Net loss per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2007	2006

Income
Interest income	$ 17,599	$ 18,882
Other income	12,500	71,455
	30,099	90,337

Share of income (loss) from Operating Partnerships(Note D)	(817,443)	(1,021,337)

Expenses
Professional fees	196,654	152,460
Fund management fee (Note C)	1,053,242	1,077,405
Amortization	26,192	26,192
General and administrative expenses	79,302	31,953
	1,355,390	1,288,010

NET LOSS	$ (2,142,734)	$ (2,219,010)

Net loss allocated to limited partners	$ (2,121,307)	$ (2,196,821)

Net loss allocated to general partner	$ (21,427)	$ (22,189)

Net loss per BAC	$ (.10)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2007	2006

Income
Interest income	$ 7,098	$ 6,958
Other income	414	1,046
	7,512	8,004

Share of income (loss) from Operating Partnerships(Note D)	(246)	(151,847)

Expenses
Professional fees	48,471	34,360
Fund management fee	184,766	219,956
Amortization	3,826	3,826
General and administrative expenses	14,907	6,150
	251,970	264,292

NET LOSS	$ (244,704)	$ (408,135)

Net loss allocated to limited partners	$ (242,257)	$ (404,054)

Net loss allocated to general partner	$ (2,447)	$ (4,081)

Net loss per BAC	$ (.06)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2007	2006

Income
Interest income	$ 3,270	$ 2,982
Other income	2,385	441
	5,655	3,423

Share of income (loss) from Operating Partnerships(Note D)	(400,363)	(199,299)

Expenses
Professional fees	48,132	36,358
Fund management fee	282,852	272,683
Amortization	5,300	5,300
General and administrative expenses	19,526	7,226
	355,810	321,567

NET LOSS	$ (750,518)	$ (517,443)

Net loss allocated to limited partners	$ (743,013)	$ (512,269)

Net loss allocated to general partner	$ (7,505)	$ (5,174)

Net loss per BAC	$ (.14)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2007	2006

Income
Interest income	$ 3,316	$ 6,823
Other income	7,703	2,485
	11,019	9,308

Share of income (loss) from Operating Partnerships(Note D)	(154,785)	(220,011)

Expenses
Professional fees	39,971	33,260
Fund management fee	201,854	229,871
Amortization	5,656	5,656
General and administrative expenses	17,854	7,029
	265,335	275,816

NET LOSS	$ (409,101)	$ (486,519)

Net loss allocated to limited partners	$ (405,010)	$ (481,654)

Net loss allocated to general partner	$ (4,091)	$ (4,865)

Net loss per BAC	$ (.08)	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2007	2006

Income
Interest Income	$ 1,648	$ 826
Other income	1,933	67,418
	3,581	68,244

Share of income (loss) from Operating Partnerships(Note D)	(79,752)	(109,180)

Expenses
Professional fees	32,291	28,538
Fund management fee	186,307	180,219
Amortization	4,196	4,196
General and administrative expenses	12,766	5,485
	235,560	218,438

NET LOSS	$ (311,731)	$ (259,374)

Net loss allocated to limited partners	$ (308,614)	$ (256,780)

Net loss allocated to general partner	$ (3,117)	$ (2,594)

Net loss per BAC	$ (.09)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2007	2006

Income
Interest income	$ 2,267	$ 1,293
Other income	65	65
	2,332	1,358

Share of income (loss) from Operating Partnerships(Note D)	(182,297)	(341,000)

Expenses
Professional fees	27,789	19,944
Fund management fee	197,463	174,676
Amortization	7,214	7,214
General and administrative expenses	14,249	6,063
	246,715	207,897

NET LOSS	$ (426,680)	$ (547,539)

Net loss allocated to limited partners	$ (422,413)	$ (542,064)

Net loss allocated to general partner	$ (4,267)	$ (5,475)

Net loss per BAC	$ (.10)	$ (.13)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007

(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(17,019,215)	$ (2,061,082)	$(19,080,297)

Net loss	(2,121,307)	(21,427)	(2,142,734)

Partners' capital (deficit), September 30, 2007	$(19,140,522)	$ (2,082,509)	$(21,223,031)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2007	$ (3,659,086)	$ (362,405)	$ (4,021,491)

Net loss	(242,257)	(2,447)	(244,704)

Partners' capital (deficit), September 30, 2007	$ (3,901,343)	$ (364,852)	$ (4,266,195)

Series 16
Partners' capital (deficit) April 1, 2007	$ (4,645,093)	$ (518,242)	$ (5,163,335)

Net loss	(743,013)	(7,505)	(750,518)

Partners' capital (deficit), September 30, 2007	$ (5,388,106)	$ (525,747)	$ (5,913,853)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2007	$ (4,386,701)	$ (469,338)	$ (4,856,039)

Net loss	(405,010)	(4,091)	(409,101)

Partners' capital (deficit), September 30, 2007	$ (4,791,711)	$ (473,429)	$ (5,265,140)

Series 18
Partners' capital (deficit) April 1, 2007	$ (3,330,950)	$ (347,007)	$ (3,677,957)

Net loss	(308,614)	(3,117)	(311,731)

Partners' capital (deficit), September 30, 2007	$ (3,639,564)	$ (350,124)	$ (3,989,688)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2007	$ (997,385)	$ (364,090)	$(1,361,475)

Net loss	(422,413)	(4,267)	(426,680)

Partners' capital (deficit), September 30, 2007	$(1,419,798)	$ (368,357)	$(1,788,155)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$(2,142,734)	$(2,219,010)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	1,806	19,382
Amortization	26,192	26,192
Share of Loss from Operating Partnerships	817,443	1,021,337
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	(40,266)
Decrease (Increase) in other assets	-	(8,214)
(Decrease) Increase in accounts payable affiliates	200,598	655,640

Net cash (used in) provided by operating activities	(1,089,195)	(544,939)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(4,208)	-
Proceeds from sale of operating Limited Partnerships:	60,360	2,521

Net cash (used in) provided by investing activities	56,152	2,521

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,033,043)	(542,418)

Cash and cash equivalents, beginning	1,947,702	3,292,462

Cash and cash equivalents, ending	$ 914,659	$ 2,750,044

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 15

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (244,704)	$ (408,135)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	3,826	3,826
Share of Loss from Operating Partnerships	246	151,847
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	-
Decrease (Increase) in other assets	-	(271)
(Decrease) Increase in accounts payable affiliates	(775,204)	115,460

Net cash (used in) provided by operating activities	(1,008,336)	(137,273)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(4,208)	-
Proceeds from sale of operating Limited Partnerships:	60,360	-

Net cash (used in) provided by investing activities	56,152	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(952,184)	(137,273)

Cash and cash equivalents, beginning	1,345,224	1,262,471

Cash and cash equivalents, ending	$ 393,040	$ 1,125,198

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 16

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (750,518)	$ (517,443)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	5,300	5,300
Share of Loss from Operating Partnerships	400,363	199,299
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(40,266)
Decrease (Increase) in other assets	-	(6,175)
(Decrease) Increase in accounts payable affiliates	317,658	29,383

Net cash (used in) provided by operating activities	(27,197)	(329,902)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	2,521

Net cash (used in) provided by investing activities	-	2,521

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,197)	(327,381)

Cash and cash equivalents, beginning	190,149	572,534

Cash and cash equivalents, ending	$ 162,952	$ 245,153

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 17

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (409,101)	$ (486,519)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	1,806	1,173
Amortization	5,656	5,656
Share of Loss from Operating Partnerships	154,785	220,011
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	258,630	110,980

Net cash (used in) provided by operating activities	11,776	(148,699)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,776	(148,699)

Cash and cash equivalents, beginning	165,814	1,238,050

Cash and cash equivalents, ending	$ 177,590	$ 1,089,351

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 18

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (311,731)	$ (259,374)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	931
Amortization	4,196	4,196
Share of Loss from Operating Partnerships	79,752	109,180
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	193,840	194,143

Net cash (used in) provided by operating activities	(33,943)	49,076

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,943)	49,076

Cash and cash equivalents, beginning	107,343	72,064

Cash and cash equivalents, ending	$ 73,400	$ 121,140

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 19

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (426,680)	$ (547,539)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	17,278
Amortization	7,214	7,214
Share of Loss from Operating Partnerships	182,297	341,000
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(1,768)
(Decrease) Increase in accounts payable affiliates	205,674	205,674

Net cash (used in) provided by operating activities	(31,495)	21,859

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,495)	21,859

Cash and cash equivalents, beginning	139,172	147,343

Cash and cash equivalents, ending	$ 107,677	$ 169,202

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007

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
September 30, 2007

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2007 and for the six months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2007 the Fund has accumulated unallocated acquisition amortization totaling $1,110,473.  The breakdown of accumulated unallocated acquisition amortization within the fund as of September 30, 2007 and 2006 is as follows:

	2007	2006

Series 15	$ 174,386	$ 166,733
Series 16	304,429	293,829
Series 17	263,721	252,409
Series 18	189,075	180,684
Series 19	178,862	164,434
	$1,110,473	$1,058,089

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series 15	$111,306	$124,878
Series 16	158,829	163,653
Series 17	129,315	129,780
Series 18	95,487	95,487
Series 19	102,837	102,837
	$597,774	$616,635

The fund management fees paid for the quarters ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series 15	$ -	$ 134,296
Series 16	-	25,000
Series 17	-	148,581
	$ -	$ 307,877

The fund management fees paid for the years ended September 30, 2007 and 2006 are as follows:

	2007	2006
Series 15	$1,000,000	$ 134,296
Series 16	-	297,923
Series 17	-	148,581
	$1,000,000	$ 580,800

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2007 and 2006, the Fund had limited partnership interests in 228 and 235 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2007 and 2006 is as follows:

	2007	2006
Series 15	60	66
Series 16	61	62
Series 17	47	47
Series 18	34	34
Series 19	26	26
	228	235

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2007 and 2006 are as follows:

	2007	2006

Series 15	$ -	$ 4,208
Series 16	71,862	71,862
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$158,311	$162,519

During the six months ended September 30, 2007 the Fund disposed of two Operating Partnerships, and received additional proceeds from an Operating Partnership which was disposed of in the prior year. A summary of the dispositions by Series for September 30, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	2	-	$60,360	$60,360
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	2	-	$60,360	$60,360

* Fund proceeds from disposition includes additional proceeds received for a sale of an Operating Partnership recorded as of March 31, 2007, of $7,188 for Series 15.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the six months ended September 30, 2006 the Fund did not dispose of any of the Operating Partnerships; however, additional proceeds from an Operating Partnership, which was disposed of in the prior year, were received. A summary of the dispositions by Series for September 30, 2006 is as follows:

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2007.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2007	2006

Revenues
Rental	$ 28,332,446	$ 28,125,899
Interest and other	1,667,241	2,111,124

	29,999,687	30,237,023

Expenses
Interest	6,431,702	6,634,745
Depreciation and amortization	8,427,765	8,119,377
Operating expenses	19,323,820	19,472,855
	34,183,287	34,226,977

NET LOSS	$(4,183,600)	$(3,989,954)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(4,141,763)	$(3,950,052)

Net loss allocated to other Partners	$ (41,837)	$ (39,902)

* Amounts include $3,263,960 and $2,926,194 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2007	2006

Revenues
Rental	$ 4,981,862	$ 5,525,835
Interest and other	239,831	719,792

	5,221,693	6,245,627

Expenses
Interest	1,095,068	1,256,939
Depreciation and amortization	1,468,590	1,620,685
Operating expenses	3,442,744	3,864,553
	6,006,402	6,742,177

NET LOSS	$ (784,709)	$ (496,550)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (776,862)	$ (491,584)

Net loss allocated to other Partners	$ (7,847)	$ (4,966)

* Amounts include $716,256 and $339,737 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2007	2006

Revenues
Rental	$ 6,789,725	$ 6,835,626
Interest and other	678,161	518,473

	7,467,886	7,354,099

Expenses
Interest	1,400,207	1,422,602
Depreciation and amortization	2,048,960	2,062,051
Operating expenses	4,866,825	4,937,815
	8,315,992	8,422,468

NET LOSS	$ (848,106)	$(1,068,369)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (839,625)	$(1,057,685)

Net loss allocated to other Partners	$ (8,481)	$ (10,684)

* Amounts include $439,262 and $855,865 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2007	2006

Revenues
Rental	$ 7,373,752	$ 6,699,919
Interest and other	241,985	407,710

	7,615,737	7,107,629

Expenses
Interest	1,560,475	1,525,583
Depreciation and amortization	2,042,386	1,764,482
Operating expenses	4,985,486	4,460,264
	8,588,347	7,750,329

NET LOSS	$ (972,610)	$ (642,700)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (962,883)	$ (636,272)

Net loss allocated to other Partners	$ (9,727)	$ (6,428)

* Amounts include $808,098 and $416,261 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2007	2006

Revenues
Rental	$ 4,041,610	$ 3,905,512
Interest and other	202,706	206,441

	4,244,316	4,111,953

Expenses
Interest	826,595	869,720
Depreciation and amortization	1,330,145	1,357,618
Operating expenses	2,938,448	3,030,573
	5,095,188	5,257,911

NET LOSS	$ (850,872)	$ (1,145,958)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (842,363)	$ (1,134,498)

Net loss allocated to other Partners	$ (8,509)	$ (11,460)

* Amounts include $762,611 and $1,025,318 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2007	2006

Revenues
Rental	$ 5,145,497	$ 5,159,007
Interest and other	304,558	258,708

	5,450,055	5,417,715

Expenses
Interest	1,549,357	1,559,901
Depreciation and amortization	1,537,684	1,314,541
Operating expenses	3,090,317	3,179,650
	6,177,358	6,054,092

NET LOSS	$ (727,303)	$ (636,377)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (720,030)	$ (630,013)

Net loss allocated to other Partners	$ (7,273)	$ (6,364)

* Amounts include $537,733 and $289,013 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2007
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

NOTE F - SUBSEQUENT EVENT

Subsequent to September 30, 2007, the Partnership has entered an agreement to sell one Operating Partnership. The estimated sales price and other terms for the disposition of the Operating Partnership have not been determined. Gain (Loss) on sale of the Operating Partnership is expected to be recognized in the first quarter of 2008.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2007 were $597,774 and total fund management fees accrued as of September 30, 2007 were $24,601,993. During the quarter and year ended September 30, 2007 $1,000,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2007, an affiliate of the general partner of the Fund advanced a total of $747,405 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter ended September 30, 2007 Series 18 was advanced $2,866. Below is a summary, by series, of the total advances made to date.
	Current Quarter	Total
Series 17	$ -	$635,362
Series 18	2,866	112,043
	$ 2,866	$747,405

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in eight of the Operating Partnerships.

During the quarter ended September 30, 2007, $4,208 of Series 15 net offering proceeds was used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 2007.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in three of the Operating Partnerships.

During the quarter ended September 30, 2007, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 3 Operating Partnerships in the amount of $71,862 as of September 30, 2007. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in two of the Operating Partnerships.

During the quarter ended September 30, 2007, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 5 Operating Partnerships in the amount of $67,895 as of September 30, 2007. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 2007, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2007. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended September 30, 2007, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2007.

Results of Operations

As of September 30, 2007 and 2006, the Fund held limited partnership interests in 228 and 235 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership) in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2007 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 15	108,587	2,719	$ 184,766	40,030
Series 16	142,246	16,583	282,852	34,806
Series 17	94,927	34,388	201,854	56,776
Series 18	92,676	2,811	186,307	4,667
Series 19	100,697	2,140	197,463	8,211
	$ 539,133	$ 58,641	$1,053,242	$144,490

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 99.94%.  The series had a total of 60 properties September 30, 2007. Out of the total, 59 were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 15 reflects net loss from Operating Partnerships of $(784,709) and $(496,550), respectively, which includes depreciation and amortization of $1,468,590 and $1,620,685, respectively.

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

In June 2007, the investment general partner of Lake View Associates entered into an agreement to transfer the property to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $863,544 and cash proceeds to the investment limited partnership of $35,192. Of the total proceeds received, $14,003 represents reporting fees due to an affiliate of the investment limited partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,689 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,689 as of June 30, 2007. In addition, equity outstanding for the Operating Partnership in the amount of $4,208 was recorded as gain on the sale of the Operating Partnership as of July 31, 2007.

In May 2007, the investment general partner of School Street I Limited Partnership approved an agreement to sell the property and the transaction closed on July 10, 2007. The sales price of the property was $875,000, which includes the outstanding mortgage balance of approximately $639,249. After the payment of all costs related to the sale of the property, including the brokerage commission, legal fees, satisfaction of the outstanding mortgage balance, and repayment of previous advances to the operating general partner in accordance with the operating partnership agreement, cash proceeds to the investment limited partner were $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partner's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy through the second and third quarter of 2007 is averaging 75%, an improvement from the 2006 average occupancy of 73%. The local economy remains challenging in nature and continues to account for a majority of the property's turnover. The new leasing incentive is three months of free electricity. The property operated slightly below breakeven in 2006, but is projected to breakeven in 2007. The low occupancy is a result of the lack of qualified residents in the Lake Village area. In an effort to increase rental traffic to the property, the management company continues to advertise heavily in surrounding area newspapers. The mortgage payments, taxes, insurance, and accounts payables are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2006, despite an average occupancy of 75%, the property operated above breakeven. The low occupancy is due to the fact that in early January the property started experiencing security issues, such as violent behavior and vandalism, which stem from some of the newer residents. To address these issues, the management hired a full time security person and evicted the problem residents. In the second quarter 2007 management made a decision to reduce the hours of the security officer due to limited funds. As a result, in the third quarter the property experienced increases in vandalism and drug activity causing the average physical occupancy to drop to 65%. Instead of increasing hours of the security officer, management decided to work with the local police station to establish regular evening police patrols of the property. As of the third quarter 2007, the property is unable to breakeven due to low occupancy. To increase the occupancy, the management is continuously working with local Section 8 representatives and developing relationships with local churches and community centers. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. During 2006 the property continued to operate below breakeven due to high operating expenses. The operating general partner appealed the real estate taxes in 2006 and was able to secure a 50% real estate tax reduction. The reduction in real estate taxes helped improve operations, as did the increase in occupancy to an average of 95% for 2006. In 2007 the property continues to operate below breakeven because of high operating costs and a drop in occupancy. In the first quarter of 2007 the occupancy dropped to 85%, but did improve to 91% in the second quarter. Management has advised that occupancy continues to improve and has ended the third quarter with 93% average occupancy. The high operating costs are caused by the high turnover at the property and the associated costs of turnovers. Management has recently expanded marketing efforts in order to increase occupancy and is diligently working to control turnover and operating expenses in an effort to reach breakeven status. At the end of the third quarter, the cash flow has improved but the property is still below breakeven. Despite an expired guarantee, the operating general partner has stated that they will continue to fund all deficits. The mortgage payments, taxes, and insurance are current. The compliance period for this property ended in December 2006.

Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit family property in Utica, OH. The 2006 average occupancy was 75% as a result of poor management. The operating general partner changed management companies in late 2006 and they focused on marketing and leasing. Outreach and networking with local businesses resulted in a 2007 third quarter average occupancy of 88%. Further improvements are still needed as the property is operating at a cash deficit. The operating general partner passed away in the second quarter of 2007 and his widow is now the operating general partner. Their grandson is assuming the day-to-day operations of the partnership but communication has been intermittent and calls have gone unanswered. The compliance period for this property ends in 2009.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit Fund II-Series 12 and Boston Capital Tax Credit Fund II - Series 14 and Series 15 and Series 17 of the Fund, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partners' interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding fund management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partners to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partners, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year, March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued fund management fees.

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

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the late fall of 2004 resulting in the total loss of habitability to all 37 residential units. Rural Development is requiring that the project be rebuilt. The operating general partner received insurance proceeds for reconstruction in January 2005. The proceeds were less than the anticipated rebuilding costs; however, the operating general partner has secured increased rents from Rural Development so that the property can sustain additional debt. The additional debt is funded from a subsequent loan from Rural Development. The anticipated construction start date was slated for October 2006, but has been delayed since negotiations with Rural Development regarding costs had not yet been finalized. The operating general partner received approval for the construction budget in the first quarter of 2007 and construction commenced immediately following approval. At the end of the second quarter of 2007 the project was approximately 50% complete, with construction scheduled to finish in the fourth quarter. The end of the compliance period is 2007. Credit delivery should not be impacted since the delay in rebuilding the property was not caused by the Operating Partnership, but by Rural Development.

In addition, the investment general partner entered into an agreement to transfer the property to the operating general partner in January 2008. The operating general partner will assume the outstanding mortgage balance of $1,136,402 and the additional debt for the construction of the property and cash proceeds to the investment limited partner of $37,000. Of the anticipated proceeds to be received, it is estimated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of $29,500 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property continues to have trouble competing with properties that offer project-based rental assistance, but was still able to maintain an average occupancy of 93% throughout 2006. Through the third quarter of 2007, occupancy has averaged 94%. The mortgage, real estate taxes, insurance and accounts payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount.

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

Series 16

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 61 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 16 reflects net loss from Operating Partnerships of $(848,106) and $(1,068,369), respectively, which includes depreciation and amortization of $2,048,960 and $2,062,051, respectively.

The Fitzgerald Building (Cass Partners, LP) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below breakeven due to low occupancy. The third quarter 2007 physical occupancy averaged 45% and 2007 year to date occupancy averaged 42%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as update the kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking, and amenities such as washer/dryer hook-ups. The operating general partner has taken the property management in-house with the objective of reducing operating expenses. In 2006 operating expenses decreased 28% mostly in administrative and maintenance expenses. The taxes and insurance are current through September 2007 and although the mortgage was two months delinquent in 2006, the operating general partner did fund the past due debt payments to bring the mortgage current. The unaudited financial statements for the third quarter 2007 show that the July and September debt payments were made; however, the August payment is still outstanding. Despite an expired operating deficit guaranty, the operating general partner has continued to fund operating deficits. However, the operating general partner has indicated that it will not be able to continue to fund deficits going forward. In addition, the mortgage matured in June 2007 and the lender has stated that it will not extend the term of the loan or refinance the debt. Despite not agreeing to extend the term, the lender continues to accept monthly debt payments on the loan and has not commenced foreclosure proceedings. The investment general partner has analyzed the potential costs and benefits of maintaining the property through the 2008 compliance period and concluded that the cost of supporting the property's operations through the end of the compliance period is likely to be extremely high. Avoiding tax credit recapture does not appear to justify the amount of the required investment. As a result, the investment general partner believes a consensual transfer of the property to the lender prior to the end of the compliance period is likely.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. In 2006 the property operated above breakeven due to improvements in occupancy. As of September 30, 2007 average occupancy at the property was 96%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The operating general partner continues to monitor the Operating Partnership.

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

Summersville Estates (Summersville Estates Limited Partnership) is a 24-unit property located in Summersville, Missouri. Average occupancy through the third quarter of 2007 was 82% and is consistent with the 2006 average occupancy. The low occupancy is largely due to a lack of rental assistance on four units and management has researched obtaining more rental assistance from Rural Development, however, there is none available at this time. The rent on these four units is more than the cost to rent many of the single family homes in the area. Management has been in regular contact with the local housing authority to bring applicants with mobile vouchers to the property and is also trying to get rental incentives approved; however, there has been no recent success. The property manager, who also performs maintenance, has concentrated on getting vacant units rent-ready in a timely manner and improving the curb appeal of the property. The investment general partner will continue to work with management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated at a deficit in 2006 due to an average occupancy of 80% for 2006. Over the last couple of years, the area had seen an increase in single family development due to the low mortgage interest rates and attractive home ownership programs. Currently, with rising interest rates, average occupancy at the property increased to 87% through the third quarter 2007. Operating expenses continue to stay below the state average. However, due to an inability to raise rental rates and the high vacancy rate, the property continued to operate below breakeven in the third quarter of 2007. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Lofts By The Market Apartments (1413 Leavenworth Historic, L.P.) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Current tenant files have been audited for tax compliance standards and management has found no violations. Prior year 8823s continue to be reviewed to determine if issues can still be addressed. In 2000, the property began operating below breakeven as the result of ineffective management. Operations were further negatively impacted when deferred maintenance, which was addressed in 2002 resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past seven years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the operating general partner that was formed to take over the management of the operating general partner's assets. The operating general partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy has remained above 90% since 2005 and averaged 95% as of the third quarter. Occupancy declined slightly in July 2007 to 90% and stabilized there for the remainder of the third quarter. Management has had trouble bringing occupancy back up, due to an oversupply of apartments and condos in downtown Omaha, which are newer and offer more amenities. Despite the slight decrease in occupancy, the property continues to generate cash. In addition, the property refinanced the debt at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. The investment general partner will continue to monitor occupancy and cash flow.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. After extensive storm damage in 2005-2006, the investment general partner approved substantial roof repairs funded from replacement reserves and insurance proceeds. In August 2006, a new site manager raised rents during renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions, the original rents were reinstated and a new leasing staff was hired. In a site visit to the property in April 2007 the investment general partner noted that curb appeal has improved and applicant traffic has increased. Although occupancy increased to 74% in August 2007, it fell back to 70% at the end of the third quarter due to evictions for non-payment. The management company replaced the leasing manager and dismissed two maintenance staff for not completing work orders. The management company is using maintenance staff from another property to turn units until replacements are hired. A new leasing manager is advertising in local newspapers and initiating a resident referral program. She reported that there were 28 applications awaiting employment verification at the end of the third quarter. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits. The operating general partner's guarantee is unlimited in time and amount, with the compliance period for this property ending in 2008. All insurance, real estate taxes and mortgage payments are current.

Meadows of Southgate LDHA (Meadows of Southgate), is an 83 unit property located in Southgate, MI. In 2005, the property suffered the effect of several new communities opening in the area, all offering lower rents with heavy concessions. Average occupancy through the fourth quarter 2006 was 83%. Through the third quarter 2007 average physical occupancy increased to 93%, and as of September 2007, occupancy continues to be stable at 93%. The newly hired site manager is actively marketing the community in the surrounding areas and as a result more prospective residents are visiting the property. As a result of increased occupancy, the property is now operating above breakeven. The property is positioned in a convenient location and the management anticipates that the physical occupancy will continue to increase. The operating general partner continues to fund any operating deficits. The mortgage, taxes, and insurance are current.

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

Series 17

As of September 30, 2007 and 2006, the average Qualified Occupancy for the series was 100%.  The series had a total of 47 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 17 reflects net loss from Operating Partnerships of $(972,610) and $(640,700), respectively, which includes depreciation and amortization of $2,042,386 and $1,764,482, respectively.

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

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. The average occupancy for this property has steadily increased over the past three years. In 2005 occupancy averaged 84% and increased to an average of 90% throughout 2006. Further, as of the end of the third quarter of 2007, average occupancy has increased to 94%. The operating general partner expects 100% occupancy by year end with operations stabilizing above breakeven going forward. The new site manager is aggressively addressing the high accounts receivable and accounts payable balances at the site. The mortgage, real estate taxes and insurance payments are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 Low-Income Housing Tax Credit units) family property located in West Bath, Maine. The property operated just below breakeven in 2006. Bad debt expense decreased significantly in 2006 due to management's efforts to more thoroughly screen qualified applicants. Occupancy levels have been diminishing for the past couple of years, resulting in decreased rental income and increased accounts payable. Occupancy averaged just below 90% for the first three quarters of 2007. The closing of the Brunswick Naval Airbase and lack of funds to make vacant units rent ready has contributed greatly to the decrease in occupancy. The operating general partner has agreed to fund money to the partnership in order to update the vacant units. Once the vacant units become rent ready, management feels they will then be able to stabilize occupancy above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. As a result of poor operations, the reserve account has been underfunded. Re-amortization of the debt and successive rent increases in 2006 and 2007 helped the Operating Partnership operate above breakeven in 2006, and through the third quarter of 2007. The operating general partner has executed documents to withdraw from the Operating Partnership and admit an affiliate of the management company as the new operating general partner. Rural Development approved the operating general partner transfer in October 2006. In conjunction with the re-amortization of the debt, Rural Development restated that the operating general partner bring the reserve account current during the first quarter of 2007. Operations have improved significantly, and the operating general partner transfer has been approved. The development's compliance period ends in 2008, and the operating general partner is looking to develop an exit strategy.

Aspen Ridge Apartments (Aspen Ridge Apartments, L.P.) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999, although unresolved tax credit compliance issues accumulated, including the receipt of 8823s. Current tenant files have been audited for tax compliance standards and management has found no violations. Past 8823s are being reviewed to determine if any corrections can be made. In 2000 the property began operating below breakeven as the result of ineffective management. Operations were further negatively impacted when deferred maintenance was addressed in 2002. The original general partner is still in place and continues to fund the operating deficits. Over the past seven years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management. Fieldcrest is an entity related to the operating general partner that was formed to take over the management of the operating general partner's assets. The operating general partner's close relationship with the managing agent has encouraged him to provide the resources and cooperation necessary to assure the management company's success in operating the property effectively. The management company has implemented expense controls and has worked to decrease payables. Occupancy has remained above 90% since 2005 and averaged 97% in the third quarter 2007. The property also refinanced the debt at the beginning of September 2005 and was able to pay some expenses from the proceeds of the refinance. In the third quarter 2007 the property is operating just below breakeven. This deficit is due to unanticipated expenses, such as $10,000 for a new boiler, which the partnership should be able to capitalize, and legal fees associated with a resident lawsuit. The resident is trying to sue the Operating Partnership for discrimination; however, management states she was one of several residents who had subsidized rent from the Omaha Housing Authority (OHA) and when management terminated the OHA subsidy contract, she, along with the other residents with OHA subsidy, was offered the opportunity to remain as a resident at the non-subsidized rental rate or vacate at the end of her lease. The Nebraska Equal Opportunity Commission has reviewed the case and has found no merit in her claim. The investment general partner will continue to monitor occupancy and cash flow closely through monthly reports as well as monitor the resident lawsuit.

In October 2004, while attempting to capitalize on the strong California real estate market, the operating general partner of California Investors VII (Summit Ridge Apartments/Longhorn Pavilion) entered into an agreement to sell the property and the transaction closed in the first quarter of 2005. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The proceeds to the investment limited partner received in the first quarter 2005 are $919,920, $312,959, $1,459,511, and $1,346,025, for Boston Capital Tax Credit II-Series 12 and Series 14 and the Fund's Series 15 and Series 17, respectively. Of the total received, $211,638 is for payment of outstanding reporting fees due to an affiliate of the investment partnership, $183,283 is a reimbursement of funds previously advanced to the Operating Partnership by affiliates of the investment partnership and $3,643,494 is the estimated proceeds from the sale of the investment limited partners' interests. Of the proceeds, $612,758, $206,285, $940,482, and $865,445, for Series 12, Series 14, Series 15, and Series 17, respectively, are estimated to be distributed to the investors, or used to pay non-resident tax withholdings requirements of the State of California. This represents a per BAC distribution of $.206, $.037, $.243, and $.173, for Series 12, Series 14, Series 15, and Series 17, respectively. Of the remaining proceeds, $643,691 were paid to BCAMLP for fees and expenses related to the sale and partial reimbursement for amounts owed to affiliates. The breakdown of amounts paid to BCAMLP is as follows: $51,250 represents the reimbursement of overhead and expenses incurred for overseeing and managing the disposition of the property; $88,274 represents a reimbursement of estimated expenses incurred in connection with the disposition; and $504,167 represents a partial payment of outstanding fund management fees due to BCAMLP. The remaining proceeds of $374,833 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment partnerships. Losses on the sale of the property were recorded by Series 12, Series 14, Series 15 and Series 17 of $(2,113,352), $(690,791), $(3,046,179) and $(2,791,520), respectively, in the quarter ended March 31, 2005. As of December 2005 additional sales proceeds of $99,080 were received and allocated to Series 12, Series 14, Series 15 and Series 17 as follows: $23,128 to Series 12, $7,786 to Series 14, $35,500 to Series 15 and $32,666 to Series 17. These proceeds will be retained by the investment limited partner to improve their reserve balances as well. The gain/(loss) recorded represented the proceeds received by the investment limited partner, net of their remaining investment balance, unreimbursed advances to the Operating Partnership and their share of the overhead and expense reimbursement. In the prior year ended March 31, 2006, $11,964, $4,028, $18,362 and $16,897 for Series 12, Series 14, Series 15 and Series 17, respectively, of the sales proceeds were refunded to BCAMLP to pay accrued fund management fees.

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS. In 2006, occupancy improved slightly to 93%, yet expenses continued to increase. The increase in expenses is largely due to increases in administrative and maintenance costs. Management evicted non-paying residents and incurred higher than normal maintenance costs due to turnover work. Occupancy has been very strong for the first three quarters of 2007. The property has also improved financially in 2007, mainly by decreasing the maintenance expense. The on-site manager reports occupancy levels have stabilized and with lower turnover the property should be able to operate within the projected budget. Management has also revised their screening requirements in order to reduce the number of evictions. The operating general partner continues to fund deficits despite an expired guarantee. The mortgage, taxes and insurance payments are all current. The development's compliance period ends in December 2007.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, the Fund's Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,920, and $65,340, respectively. Of the proceeds received, $1,950, $799, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner's investment in the operating partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property operated above breakeven in 2006 as a result of being funded primarily with soft debt. Operating expenses were slightly higher than state averages but not of serious concern. The main issue at Annadale is low occupancy. Occupancy has been an issue at Annadale for several years but saw a steady decline in 2006 to a low of 81% in December 2006. Occupancy continued to decline in 2007, dropping to 79% in September 2007. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood in the past few months. This has made a positive impact on the area but the operating general parter is doubtful that the impact will be long lasting. As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. In addition, a fire occurred in one of the apartment units as a result of a defective bathroom fan in April 2007. Rehabilitation to the apartment was completed in the third quarter and insurance proceeds for the damages were approved by the investment limited partner. The investment limited partner will continue to monitor occupancy and management efforts.

Series 18

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 18 reflects net loss from Operating Partnerships of $(850,872) and $(1,145,958), respectively, which includes depreciation and amortization of $1,330,145 and $1,357,618, respectively.

Leesville Elderly Apartments LP (Leesville Elderly Apartments) is a 54-unit property located in Leesville, Louisiana. Despite occupancy averaging 96% in 2006, the property operated below breakeven due to high administrative and maintenance expenses. In 2007 the operating general partner received approval from Rural Development to implement a rent increase. Through August 2007 average occupancy is down slightly to 94%, however, even with the slight decline in occupancy, the property is operating above breakeven. All real estate tax, mortgage, and insurance payments are current.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2006 due to the costs associated with hurricane damage from 2005. The property was insured but damages were not great enough to cover the deductible expense. Occupancy reached 100% in February, however, it has fallen to 70% as of the end August 2007. The decline in occupancy is attributed to a rental rate increase resulting in move-outs and evictions for failure to pay rent. Occupancy is expected to increase over the next few months. All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2005, physical occupancy averaged 83%. In 2006, average physical occupancy declined to 75% with December occupancy of 75%. The market in Grand Rapids, MI has been soft since the beginning of 2004. The operating general partner's management company, First Centrum Management, took over the property management in February of 2006. In May 2006, First Centrum Management formed a new business plan to increase occupancy and stabilize operations. Primary focus of the plan was networking with local and civic community groups and consistently working to promote the increased residential referral fees. Management also started to run move-in specials including both reduced and free rent for specific apartment types. However, throughout 2006, occupancy was slow to recover due to some employee turnover at the property. In the beginning of the fourth quarter 2006, a new site manager was hired. Since the new site manager stepped in, occupancy has been gradually increasing. Through the third quarter 2007, average occupancy increased to 93% and as of September physical occupancy was slightly below average at 92%. However, the property is still not able to breakeven. Maintenance expense continues to be high through the third quarter due to various unit preparation expenses. Maintenance expenses are expected to stabilize in the fourth quarter, and at that time the management is optimistic that the property will be able to breakeven. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. The property operated with an average occupancy of 94% through 2006. Average occupancy through September 2007 has been consistent with the prior year average at 94%. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the third quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. Average occupancy through the third quarter 2007 was 79%, but the property continues to operate above breakeven. Although payables and accrued expenses are lower than in previous years, the balances are still high, as are tenant and subsidy receivables. After speaking with the City of Boston, the 2007 real estate taxes, fees and interest totaling $26,386 was paid as of September 12, 2007. The first quarter 2008 tax payment was due on August 1, 2007, and at the end of the third quarter 2007 only a portion of the payment was paid. According to the water and sewer department, water and sewer payments are not current. Management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes; however, the process is still averaging more than 60 days. Additionally, the Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. Currently, the two vacant commercial spaces have not been leased. In December 2005, the commercial spaces were appraised and the resulting report showed higher revenue potential than is currently being realized. The investment general partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The management company is a related entity to the operating general partner. On September 12, 2005, Florida Housing's monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823s rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in extensive damage. A letter dated February 28, 2006 from Florida Housing Finance Corporation stated that the property had been "granted relief" until January 17, 2007. As long as the related work is completed and inspected by that date, the 8823s will be rescinded. Hurricane-related repairs commenced in the summer of 2006 and were completed at year-end 2006, before the date required by Florida Housing, effectively rescinding the previously issued 8823s. Despite the major renovations to all ten buildings, occupancy averaged 93% throughout 2006 and the property operated above breakeven. Occupancy averaged 92% through the end of the third quarter of 2007.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. The property struggled with occupancy for the first half of 2006, averaging only 83%. Occupancy improved in the last quarter of 2006 to 100% and as of the third quarter 2007 the property is still fully occupied. Average occupancy for 2007 is 96%. The commercial spaces are also fully occupied and the property operated above breakeven for all three quarters of 2007. The investment general partner is closely monitoring the overall performance of this Operating Partnership. As of July 25, 2007 the operating general partner has made final 2007 payments to bring tax, water and sewer payments current for 2007. Still outstanding is a 21D violation in the amount of $300, which management is looking into. The investment general partner will continue to work with the operating general partner to keep the real estate taxes and water and sewer bills current. The operating general partner's operating deficit guarantee is unlimited as to time and amount. The mortgage and insurance payments are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. This property experienced a significant drop in occupancy in 2006, averaging 89% compared to 98% in 2005. This occupancy decline was due to management's difficulty in finding qualified residents. In 2007, the operating general partner received preliminary approval to convert three units set aside for the homeless into Section 8 housing. This has helped to improve occupancy, which has increased from a year to date average of 85% to averaging 96% in the third quarter of 2007. The operating general partner continues to fund operating deficits as needed. The real estate taxes, mortgage, and insurance payments are all current.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 71% for 2006 and as a result the property operated below breakeven. Throughout 2006 problem residents were evicted and a $270,000 rehab was completed. The improvements were funded entirely by the operating general partner. The operating general partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and improve operations; however, occupancy continues to drop. A new management group, RPM Management, assumed duties in March 2007. Prior to assumption, occupancy had dipped to 80%. In addition, management received notification from the Federal Home Loan Bank that they were over FHLB's 50% income requirement, which was not adhered to strictly by the prior management. Adhering to this, while attempting to negotiate a modification to the 50% income limit, severely hampered leasing efforts, as occupancy dropped to 69% as of August 2007. At the end of September 2007, management received approval from the FHLB to increase the income limit to 60%. The investment general partner will continue to monitor occupancy and operations to ensure that performance picks up with the less strict income requirements. The operating general partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property operated below breakeven in 2005 due to low occupancy and high maintenance expenses related to resident turnover. Although occupancy improved from 82% in 2005 to average 89% for 2006, the property operated below breakeven for 2006 as well. Higher than budgeted operating expenses resulting from high turnover expenses hurt operations as rental income was insufficient to cover increased costs. In order to fund these deficits, reserves were not funded to required levels. Historical and ongoing challenges cited by management include competition for one-bedroom units from a neighboring senior development, past problem tenants that required eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units and, historically, these have been the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on word of mouth and the local housing authority for rental traffic but also runs an ad for the property in a free weekly advertiser that is distributed throughout town. In addition, management obtained approval to offer a rental incentive of a gas card or grocery card for new tenants in the first quarter. These efforts, as well as an increased focus on quick application turnaround, have greatly increased traffic and occupancy at the property in 2007. As of the end of the third quarter 2007, occupancy averaged 90%, achieving 95% average occupancy for the third quarter. In addition, the property is operating above breakeven for the year. With occupancy stabilizing and the property generating cash flow, the operating general partner was able to make the September tax payment from operations and has been able to partially fund reserves and escrows. The operating general partner plans to fund reserves to their required levels in the near future. The investment limited partner negotiated the transfer of the operating general partner interest to National Affordable Housing Foundation, a local presence with a good working relationship with Rural Development, on March 30, 2007. As a condition of the transfer, the Foundation will obtain a conventional loan to fund replacement of two roofs at the property that have had problems with loose shingles. As of the end of the third quarter of 2007, a capital needs assessment had been completed and the operating general partner was finalizing terms for the conventional financing. The investment general partner will work closely with the new operating general partner to monitor the replacement of the roofs and to ensure operational improvement and stabilization.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. The property operated above breakeven in 2005. A decline in occupancy that began in the fourth quarter of 2005 and continued into 2006 to a low as 58%, resulted in an operating deficit at year end 2006. As a result of low occupancy, the property was unable to make the September 2006 tax payment. The large decrease in occupancy was the result of a lack of oversight by management. Management had been very slow to evict problem tenants at the property. As a result, the police were called to the site frequently and over time Marengo Park developed a poor reputation in the community. In addition, an August 2006 inspection by Rural Development showed numerous deficiencies in the nine units that were vacant at the time. Several of these units were not rent-ready. Eight of these units had been vacant for at least four months with one sitting vacant for over a year. One of the biggest contributing factors to the lack of management oversight was the lack of a consistent on-site management presence. A new site manager and maintenance technician were hired in mid-September 2006. The new site manager prioritized making all units rent-ready. As of the end of the fourth quarter, all vacant units were ready for move-in. Occupancy for the quarter increased to 79%, a high for 2006. In the first quarter of 2007, the investment limited partner negotiated the transfer of the operating general partner interest to National Affordable Housing Foundation, a local presence with a good working relationship with Rural Development. The transfer occurred on March 30, 2007. Upon transfer, the Foundation paid the outstanding September 2006 tax bill as well as the March 2007 tax bill. Occupancy through the first quarter of 2007 averaged 79%, ending March at 83%. Despite progress by the site manager, she was fired in April for her negligence at her other rental properties. The property suffered a number of move-outs in April and May that could not be filled by the regional manager and occupancy dropped to 71% as of June 2007. A new site manager was hired in the second week of June and she has had an immediate impact on the property. The site manager is splitting her time between Marengo Park and the 84-unit senior property across the street. The site manager frequently walks the site and is always available to meet with prospective residents. National Management has negotiated an agreement with the owners of the senior property, Marengo Housing, to transform a portion of common space at that property into an office to be used for both properties. This is expected to be completed in the fourth quarter. With the help of an on-site location and normal office hours, management has been able to offer assistance on applications, provide quick application turnaround, and offer property tours. Management's focus on quick application turnaround and follow-up has resulted in an increase in occupancy to 88% as of the end of the third quarter. All vacant apartments are rent ready. With increased occupancy, the property was able to fund the September tax payment through operations. Management has now put in place a stricter tenant screening process. They also plan to broaden their advertising to generate more traffic going forward. Current efforts include advertising in a local newspaper, distributing flyers, contacting local employers, and offering a gas card or grocery card to new tenants. The investment general partner will work closely with the new operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven.

Rio Grande Apartments, LTD (Rio Grande Apartments) is a 100-unit property located in Eagle Pass, TX. The property has experienced a drop in occupancy since September 2006. A hailstorm hit the property causing significant roof damage, resulting in leaks in approximately 20 of the units, making them uninhabitable. The repair work progressed much slower than was originally anticipated and was completed in early May 2007. Since units were offline during repairs, occupancy averaged 80% during the first quarter of 2007 and the property operated below breakeven. Occupancy has risen to 95% as of the end of the third quarter of 2007. The investment general partner will continue to monitor the property to ensure that occupancy remains stable. All taxes, insurance and mortgage payments are current.

Series 19

As of September 30, 2007 and 2006 the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at September 30, 2007, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2007 and 2006, Series 19 reflects net loss from Operating Partnerships of $(727,303) and $(636,377), respectively, which includes depreciation and amortization of $1,537,684 and $1,314,541, respectively.

Ankeny Housing Associates Two L.P, (Delaware Crossing Apartments) is a 152-unit property located in Ankeny, Iowa. This property performed poorly in 2006 and operated below breakeven. The property continues to operate below breakeven through the third quarter of 2007. The property is underperforming due to high operating expenses including real estates taxes and a drop in income due to lower occupancy. The administrative and travel costs increased over the past year due to high employee turnover. Additional staff from other properties was needed to assist with office operations and training. Now that a new staff is in place these expenses should begin to decrease. During the first quarter in 2007, the property had an average occupancy of 89%, which is lower than prior years. The second quarter of 2007 showed a small improvement in occupancy to 91% and management has stated that the third quarter continued to show improvement. The management has implemented several programs in 2007 to help maintain and increase occupancy. The programs include a resident referral program and increased marketing to the employees and businesses in the area. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expense levels. The operating general partner is funding all deficits. All tax, mortgage, and insurance payments are current.

Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas. In 2006, the property operated with a cash flow deficit due to insufficient rental rates, which could not support normal operating expenses. The 2006 deficit occurred even though the complex was granted a rental rate increase in the first quarter and succeeded in keeping the overall operating expenses in line with state averages. The operating general partner continues to work with Rural Development in an effort to gain another rent increase that will bring operations back above breakeven. Throughout 2007, occupancy has fluctuated between 95% and 100%. Even with occupancy remaining close to 100%, the property is still operating below breakeven. The investment general partner will continue to monitor the property's occupancy, operations, and the operating general partner's efforts to gain a rent increase approval from Rural Development. All real estate tax, mortgage, and insurance payments are current.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit multifamily property located in Martindale, Texas. Rental rate increases were implemented in 2006 and in 2007 yet the operating general partner feels the rates are still inadequate to cover the deferred maintenance necessary at the site and has proposed another increase for 2008. Current rents are close to the maximum allowed; however, the complex was completed in January 2004 and is in need of improvements. In an effort to attract more tenants and improve operations, unit improvements and curb appeal efforts will be ongoing throughout 2007. During the second quarter of 2007, tile flooring was replaced in four units and each vacant unit is being updated and repainted as needed. Management attributes the upgrading to an increase in occupancy that reached 94% as of the end of the third quarter 2007. Although the year-to-date average is 92%, the property continues to struggle to pay for the necessary improvements; however, the manager is adamant that the improvements are necessary to obtain a better resident base. The investment general partner will continue to monitor the property's improvements, occupancy and operations. All tax, mortgage, and insurance payments are current.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven as a result of low occupancy and very low rent levels. Occupancy at the property averaged 70% in 2005 and 88% in 2006. The primary problem is that Carrolton, Missouri has experienced significant economic decline. All of the major employers have relocated and rent decreases were required to attract potential residents. In an effort to improve occupancy, the property offered one-month free rent for a new resident as well as one-month free rent for resident referrals. They expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy has improved significantly and was 97% at the end of the third quarter of 2007. The property continues to operate below breakeven through the third quarter. The property has also received a grant of $40,000 from the state to enable the property to reduce the rents for the residents but not lose any income. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce any operating deficits. The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner changed managing agents effective January 1, 2006 without the approval of the investment general partner. The new managing agent struggled at first, and the property averaged 83% occupancy in 2006. However, the property has improved in 2007 with an average occupancy through third quarter of 89%. The management is working to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. Further improvements are still needed as the property is operating with a cash deficit. The operating general partner passed away in the second quarter of 2007 and his widow is now the operating general partner. Their grandson is assuming the day-to-day operations of the partnership but communication has been intermittent and calls have gone unanswered. The compliance period for this property ends in 2009.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the third quarter of 2007 is 92%, down slightly from the 2006 average occupancy of 96%. The property is operating below breakeven due to high operating costs. Administrative and bad debt expenses are both up as compared to the same period in 2006. In 2003 an engineer's report identified foundation and stress cracks throughout the property. The report revealed foundation movement in five buildings. Soil testing was done at the end of 2006, and as a result, the operating general partner has submitted a major capital improvement proposal of $260,000 for approval. The operating general partner is hopeful that the plan will provide a long-term solution to the issues that have been plaguing the property. While the work is completed, units/building will have to go off-line, and lost revenue is expected. The investment general partner will work closely with the operating general partner to monitor the foundation and site improvements being performed. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. Despite a weak economy, physical occupancy has rebounded to 100% through the third quarter of 2007, and the property is operating above breakeven. Concessions have been eliminated completely at the moment, and management has implemented a more stringent resident selection plan and is working to minimize delinquency. The property's mortgage is current and the replacement reserve is adequately funded. The tax and insurance escrow account remains under-funded and will consequently rely on reserves, which are ample. The operating deficit is being funded with a cash overdraft, which is currently at $35,000. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount. The property's compliance period ends in 2009.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The 2006 occupancy average was 97% and the property operated with a cash deficit. Occupancy averaged 99% through the third quarter of 2007. The current rent levels are causing the cash deficit and the operating deficit is being funded with a cash overdraft that is currently at $7,755. The replacement reserve is adequately funded. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to generate revenue. The operating deficit guarantee is unlimited in time and amount. The compliance period for the property ends in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately 26 miles from downtown Atlanta. Occupancy suffered from overdevelopment of the Georgia market, hitting a low of 78% in July 2005. Marketing efforts included outreach at job fairs and to local employers as well as focusing on low-risk evacuees from Hurricane Katrina. As a result, 2006 occupancy rose to an average of 90% in 2006 with a cash deficit of $54,741. The average occupancy in the first quarter of 2007 was 87%, but fell to 85% in March due to two shooting incidents that occurred in January 2007. The first incident involved guests of residents while the second involved residents of the property. The three households involved were evicted and the property now has an active security officer. Occupancy rose in the second quarter of 2007 to an average of 89% with continued improvement through August 2007 to 96%. Expenses remained high at $4,584/unit in 2006, but have fallen at the end of the third quarter 2007. A written stabilization plan requested from the regional manager was received in the second quarter but focused exclusively on marketing. The investment general partner continues to have monthly calls with the regional manager to focus on marketing as well as reducing expenses. A site visit was conducted in April 2007 and the report gave high ratings to management and site control. The operating general partner has continued to fund deficits with $186,100 in advances made to date. Taxes, mortgage and insurance are all current. The compliance period for the property ends in 2009.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 19, 2007	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 19, 2007	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 19, 2007	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal