Form 10-Q
period 2007-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2008-02-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2007

                                             or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

FOR THE QUARTER ENDED DECEMBER 31,2007

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

Changes in Partners' Capital (Deficit) Series 16 23

Changes in Partners' Capital (Deficit) Series 17 24

Changes in Partners' Capital (Deficit) Series 18 24

Changes in Partners' Capital (Deficit) Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 27

Statements of Cash Flows Series 16 28

Statements of Cash Flows Series 17 29

Statements of Cash Flows Series 18 30

Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2007

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting and financial reporting policies *

Note C Related Party Transactions 34

Note D Investments in operating partnerships 35

COMBINED STATEMENTS OF OPERATIONS 37

Combined Statement of Operations Series 15 38

Combined Statement of Operations Series 16 39

Combined Statement of Operations Series 17 40

Combined Statement of Operations Series 18 41

Combined Statement of Operations Series 19 42

Note E Taxable Loss 43

Note F Subsequent Event 43

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 68

Quantitative and Qualitative 69

Controls and Procedures 69

Part II Other Information 70

Item 1. Legal Proceedings 70

Item 1A. Risk Factors 70

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 70

Item 3. Defaults Upon Senior Securities 70

Item 4. Submission of Matters to a Vote of Security Holders 70

Item 5. Other Information 70

Item 6. Exhibits 70

SIGNATURES 71

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 2,090,517	$ 3,419,039

OTHER ASSETS

Cash and cash equivalents	665,390	1,947,702
Deferred acquisition costs, net of accumulated amortization (Note B)	769,772	809,059
Other assets	56,367	56,367
	$ 3,582,046	$ 6,232,167

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 8,645	$ 1,145
Accounts payable affiliates	25,758,550	25,148,800
Capital contributions payable	158,311	162,519
	25,925,506	25,312,464

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(20,249,747)	(17,019,215)
General Partner	(2,093,713)	(2,061,082)
	(22,343,460)	(19,080,297)
	$ 3,582,046	$ 6,232,167

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 249,725	$ 361,924

OTHER ASSETS

Cash and cash equivalents	179,775	1,345,224
Deferred acquisition costs, net of accumulated amortization (Note B)	112,872	118,611
Other assets	21,367	21,367
	$ 563,739	$ 1,847,126

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 8,645	$ 1,145
Accounts payable affiliates	4,996,226	5,863,264
Capital contributions payable	-	4,208
	5,004,871	5,868,617

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(4,074,531)	(3,659,086)
General Partner	(366,601)	(362,405)
	(4,441,132)	(4,021,491)
	$ 563,739	$ 1,847,126

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 503,531	$ 1,126,865

OTHER ASSETS

Cash and cash equivalents	159,584	190,149
Deferred acquisition costs, net of accumulated amortization (Note B)	156,352	164,302
Other assets	-	-
	$ 819,467	$ 1,481,316

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	7,049,276	6,572,789
Capital contributions payable	71,862	71,862
	7,121,138	6,644,651

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(5,772,046)	(4,645,093)
General Partner	(529,625)	(518,242)

	(6,301,671)	(5,163,335)
	$ 819,467	$ 1,481,316

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,063,426	$ 1,286,994

OTHER ASSETS

Cash and cash equivalents	169,505	165,814
Deferred acquisition costs, net of accumulated amortization (Note B)	161,200	169,684
Other assets	30,000	30,000
	$ 1,424,131	$ 1,652,492

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	6,828,581	6,440,636
Capital contributions payable	67,895	67,895
	6,896,476	6,508,531

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(4,996,844)	(4,386,701)
General Partner	(475,501)	(469,338)
	(5,472,345)	(4,856,039)
	$ 1,424,131	$ 1,652,492

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ 92,946

OTHER ASSETS

Cash and cash equivalents	73,822	107,343
Deferred acquisition costs, net of accumulated amortization (Note B)	123,765	130,058
Other assets	5,000	5,000
	$ 202,587	$ 335,347

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	4,298,595	3,994,750
Capital contributions payable	18,554	18,554
	4,317,149	4,013,304

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(3,763,189)	(3,330,950)
General Partner	(351,373)	(347,007)
	(4,114,562)	(3,677,957)
	$ 202,587	$ 335,347

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2007 (Unaudited)	March 31, 2007 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 273,835	$ 550,310

OTHER ASSETS

Cash and cash equivalents	82,704	139,172
Deferred acquisition costs, net of accumulated amortization (Note B)	215,583	226,404
Other assets	-	-
	$ 572,122	$ 915,886

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ -
Accounts payable affiliates	2,585,872	2,277,361
Capital contributions payable	-	-
	2,585,872	2,277,361

PARTNERS' CAPITAL (DEFICIT)

Limited Partners Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	(1,643,137)	(997,385)
General Partner	(370,613)	(364,090)
	(2,013,750)	(1,361,475)
	$ 572,122	$ 915,886

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 8,266	$ 12,847
Other income	8,012	16,541
	16,278	29,388

Share of loss from Operating Partnerships(Note D)	(448,257)	(474,736)

Expenses
Professional fees	23,998	39,574
Fund management fee (Note C)	555,706	588,630
Amortization	13,096	13,096
General and administrative expenses	95,645	64,273
	688,445	705,573

NET LOSS	$ (1,120,424)	$ (1,150,921)

Net loss allocated to limited partners	$ (1,109,220)	$ (1,139,412)

Net loss allocated to general partner	$ (11,204)	$ (11,509)

Net loss per BAC	$ (.05)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2007	2006

Income
Interest income	$ 3,111	$ 4,078
Other income	5	3,791
	3,116	7,869

Share of loss from Operating Partnerships(Note D)	(51,591)	(58,673)

Expenses
Professional fees	3,474	9,950
Fund management fee	101,255	113,153
Amortization	1,913	1,913
General and administrative expenses	19,819	14,080
	126,461	139,096

NET LOSS	$ (174,936)	$ (189,900)

Net loss allocated to limited partners	$ (173,187)	$ (188,001)

Net loss allocated to general partner	$ (1,749)	$ (1,899)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 16

	2007	2006

Income
Interest income	$ 1,641	$ 2,023
Other income	6,782	3,600
	8,423	5,623

Share of loss from Operating Partnerships(Note D)	(222,318)	(80,273)

Expenses
Professional fees	3,739	9,815
Fund management fee	144,596	149,226
Amortization	2,650	2,650
General and administrative expenses	22,937	14,708
	173,922	176,399

NET LOSS	$ (387,817)	$ (251,049)

Net loss allocated to limited partners	$ (383,939)	$ (248,539)

Net loss allocated to general partner	$ (3,878)	$ (2,510)

Net loss per BAC	$ (.07)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2007	2006

Income
Interest income	$ 1,780	$ 4,281
Other income	521	3,450
	2,301	7,731

Share of loss from Operating Partnerships(Note D)	(66,977)	(104,639)

Expenses
Professional fees	3,468	7,809
Fund management fee	116,325	128,488
Amortization	2,828	2,828
General and administrative expenses	19,906	14,341
	142,527	153,466

NET LOSS	$ (207,203)	$ (250,374)

Net loss allocated to limited partners	$ (205,131)	$ (247,870)

Net loss allocated to general partner	$ (2,072)	$ (2,504)

Net loss per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2007	2006

Income
Interest Income	$ 748	$ 1,026
Other income	588	2,250
	1,336	3,276

Share of loss from Operating Partnerships(Note D)	(13,193)	(38,165)

Expenses
Professional fees	3,795	6,847
Fund management fee	90,709	94,926
Amortization	2,098	2,098
General and administrative expenses	16,415	10,287
	113,017	114,158

NET LOSS	$ (124,874)	$ (149,047)

Net loss allocated to limited partners	$ (123,625)	$ (147,557)

Net loss allocated to general partner	$ (1,249)	$ (1,490)

Net loss per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2007	2006

Income
Interest income	$ 986	$ 1,439
Other income	116	3,450
	1,102	4,889

Share of loss from Operating Partnerships(Note D)	(94,178)	(192,986)

Expenses
Professional fees	9,522	5,153
Fund management fee	102,821	102,837
Amortization	3,607	3,607
General and administrative expenses	16,568	10,857
	132,518	122,454

NET LOSS	$ (225,594)	$ (310,551)

Net loss allocated to limited partners	$ (223,338)	$ (307,445)

Net loss allocated to general partner	$ (2,256)	$ (3,106)

Net loss per BAC	$ (.05)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2007	2006

Income
Interest income	$ 25,864	$ 31,729
Other income	20,512	87,996
	46,376	119,725

Share of loss from Operating Partnerships(Note D)	(1,265,702)	(1,496,073)

Expenses
Professional fees	220,652	192,034
Fund management fee (Note C)	1,608,948	1,666,035
Amortization	39,287	39,287
General and administrative expenses	174,950	96,227
	2,043,837	1,993,583

NET LOSS	$ (3,263,163)	$ (3,369,931)

Net loss allocated to limited partners	$ (3,230,532)	$ (3,336,232)

Net loss allocated to general partner	$ (32,631)	$ (33,699)

Net loss per BAC	$ (.15)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2007	2006

Income
Interest income	$ 10,208	$ 11,037
Other income	419	4,837
	10,627	15,874

Share of loss from Operating Partnerships(Note D)	(51,839)	(210,520)

Expenses
Professional fees	51,944	44,310
Fund management fee	286,021	333,109
Amortization	5,739	5,739
General and administrative expenses	34,725	20,230
	378,429	403,388

NET LOSS	$ (419,641)	$ (598,034)

Net loss allocated to limited partners	$ (415,445)	$ (592,054)

Net loss allocated to general partner	$ (4,196)	$ (5,980)

Net loss per BAC	$ (.11)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 16

	2007	2006

Income
Interest income	$ 4,911	$ 5,005
Other income	9,167	4,041
	14,078	9,046

Share of loss from Operating Partnerships(Note D)	(622,681)	(279,572)

Expenses
Professional fees	51,871	46,173
Fund management fee	427,448	421,909
Amortization	7,950	7,950
General and administrative expenses	42,464	21,934
	529,733	497,966

NET LOSS	$(1,138,336)	$ (768,492)

Net loss allocated to limited partners	$(1,126,953)	$ (760,807)

Net loss allocated to general partner	$ (11,383)	$ (7,685)

Net loss per BAC	$ (.21)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 17

	2007	2006

Income
Interest income	$ 5,095	$ 11,103
Other income	8,224	5,935
	13,319	17,038

Share of loss from Operating Partnerships(Note D)	(221,762)	(324,650)

Expenses
Professional fees	43,439	41,069
Fund management fee	318,179	358,359
Amortization	8,484	8,484
General and administrative expenses	37,761	21,371
	407,863	429,283

NET LOSS	$ (616,306)	$ (736,895)

Net loss allocated to limited partners	$ (610,143)	$ (729,526)

Net loss allocated to general partner	$ (6,163)	$ (7,369)

Net loss per BAC	$ (.12)	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2007	2006

Income
Interest Income	$ 2,396	$ 1,851
Other income	2,521	69,668
	4,917	71,519

Share of loss from Operating Partnerships(Note D)	(92,945)	(147,345)

Expenses
Professional fees	36,087	35,385
Fund management fee	277,016	275,145
Amortization	6,293	6,293
General and administrative expenses	29,181	15,773
	348,577	332,596

NET LOSS	$ (436,605)	$ (408,422)

Net loss allocated to limited partners	$ (432,239)	$ (404,338)

Net loss allocated to general partner	$ (4,366)	$ (4,084)

Net loss per BAC	$ (.12)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 19

	2007	2006

Income
Interest income	$ 3,254	$ 2,733
Other income	181	3,515
	3,435	6,248

Share of loss from Operating Partnerships(Note D)	(276,475)	(533,986)

Expenses
Professional fees	37,311	25,097
Fund management fee	300,284	277,513
Amortization	10,821	10,821
General and administrative expenses	30,819	16,919
	379,235	330,350

NET LOSS	$ (652,275)	$ (858,088)

Net loss allocated to limited partners	$ (645,752)	$ (849,507)

Net loss allocated to general partner	$ (6,523)	$ (8,581)

Net loss per BAC	$ (.16)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007

(Unaudited)

	Limited Partners	General Partner	Total

Partners' capital (deficit) April 1, 2007	$(17,019,215)	$ (2,061,082)	$(19,080,297)

Net loss	(3,230,532)	(32,631)	(3,263,163)

Partners' capital (deficit), December 31, 2007	$(20,249,747)	$ (2,093,713)	$(22,343,460)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2007	$ (3,659,086)	$ (362,405)	$ (4,021,491)

Net loss	(415,445)	(4,196)	(419,641)

Partners' capital (deficit), December 31, 2007	$ (4,074,531)	$ (366,601)	$ (4,441,132)

Series 16
Partners' capital (deficit) April 1, 2007	$ (4,645,093)	$ (518,242)	$ (5,163,335)

Net loss	(1,126,953)	(11,383)	(1,138,336)

Partners' capital (deficit), December 31, 2007	$ (5,772,046)	$ (529,625)	$ (6,301,671)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2007	$ (4,386,701)	$ (469,338)	$ (4,856,039)

Net loss	(610,143)	(6,163)	(616,306)

Partners' capital (deficit), December 31, 2007	$ (4,996,844)	$ (475,501)	$ (5,472,345)

Series 18
Partners' capital (deficit) April 1, 2007	$ (3,330,950)	$ (347,007)	$ (3,677,957)

Net loss	(432,239)	(4,366)	(436,605)

Partners' capital (deficit), December 31, 2007	$ (3,763,189)	$ (351,373)	$ (4,114,562)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2007

(Unaudited)

	Limited Partners	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2007	$ (997,385)	$ (364,090)	$(1,361,475)

Net loss	(645,752)	(6,523)	(652,275)

Partners' capital (deficit), December 31, 2007	$(1,643,137)	$ (370,613)	$(2,013,750)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$(3,263,163)	$(3,369,931)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	2,460	35,090
Amortization	39,287	39,287
Share of Loss from Operating Partnerships	1,265,702	1,496,073
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	(40,266)
Decrease (Increase) in other assets	-	(22,352)
(Decrease) Increase in accounts payable affiliates	609,750	1,280,919

Net cash (used in) provided by operating activities	(1,338,464)	(581,180)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(4,208)	-
Proceeds from sale of operating Limited Partnerships:	60,360	2,521

Net cash (used in) provided by investing activities	56,152	2,521

Cash flows from financing activity:

Distributions:	-	(1,805,924)
Net cash (used in) provided by financing activity	-	(1,805,924)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,282,312)	(2,384,583)

Cash and cash equivalents, beginning	1,947,702	3,292,462

Cash and cash equivalents, ending	$ 665,390	$ 907,879

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (419,641)	$ (598,034)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	5,739	5,739
Share of Loss from Operating Partnerships	51,839	210,520
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	-
Decrease (Increase) in other assets	-	(14,590)
(Decrease) Increase in accounts payable affiliates	(867,038)	240,338

Net cash (used in) provided by operating activities	(1,221,601)	(156,027)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(4,208)	-
Proceeds from sale of operating Limited Partnerships:	60,360	-

Net cash (used in) provided by investing activities	56,152	-

Cash flows from financing activity:

Distributions:	-	(940,481)
Net cash (used in) provided by financing activity	-	(940,481)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,165,449)	(1,096,508)

Cash and cash equivalents, beginning	1,345,224	1,262,471

Cash and cash equivalents, ending	$ 179,775	$ 165,963

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 16

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (1,138,336)	$ (768,492)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	653	8,386
Amortization	7,950	7,950
Share of Loss from Operating Partnerships	622,681	279,572
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(40,266)
Decrease (Increase) in other assets	-	(11,175)
(Decrease) Increase in accounts payable affiliates	476,487	193,036

Net cash (used in) provided by operating activities	(30,565)	(330,989)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	2,521

Net cash (used in) provided by investing activities	-	2,521

Cash flows from financing activity:

Distributions:	-	-
Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,565)	(328,468)

Cash and cash equivalents, beginning	190,149	572,534

Cash and cash equivalents, ending	$ 159,584	$ 244,066

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 17

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (616,306)	$ (736,895)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	1,806	8,493
Amortization	8,484	8,484
Share of Loss from Operating Partnerships	221,762	324,650
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	5,181
(Decrease) Increase in accounts payable affiliates	387,945	240,528

Net cash (used in) provided by operating activities	3,691	(149,559)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions:	-	(865,443)
Net cash (used in) provided by financing activity	-	(865,443)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,691	(1,015,002)

Cash and cash equivalents, beginning	165,814	1,238,050

Cash and cash equivalents, ending	$ 169,505	$ 223,048

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (436,605)	$ (408,422)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	1	933
Amortization	6,293	6,293
Share of Loss from Operating Partnerships	92,945	147,345
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	303,845	298,506

Net cash (used in) provided by operating activities	(33,521)	44,655

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions:	-	-
Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,521)	44,655

Cash and cash equivalents, beginning	107,343	72,064

Cash and cash equivalents, ending	$ 73,822	$ 116,719

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 19

	2007	2006
Cash flows from operating activities:

Net Income (Loss)	$ (652,275)	$ (858,088)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	17,278
Amortization	10,821	10,821
Share of Loss from Operating Partnerships	276,475	533,986
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(1,768)
(Decrease) Increase in accounts payable affiliates	308,511	308,511

Net cash (used in) provided by operating activities	(56,468)	10,740

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions:	-	-
Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,468)	10,740

Cash and cash equivalents, beginning	139,172	147,343

Cash and cash equivalents, ending	$ 82,704	$ 158,083

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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
December 31, 2007

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2007 and for the nine months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2007 the Fund has accumulated unallocated acquisition amortization totaling $1,123,569.  The breakdown of accumulated unallocated acquisition amortization within the fund as of December 31, 2007 and 2006 is as follows:

	2007	2006

Series 15	$ 176,299	$ 168,646
Series 16	307,079	296,479
Series 17	266,549	255,237
Series 18	191,173	182,781
Series 19	182,469	168,041
	$1,123,569	$1,071,184

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2007 and 2006 are as follows:

	2007	2006
Series 15	$108,166	$124,878
Series 16	158,829	163,653
Series 17	129,315	129,548
Series 18	95,487	95,487
Series 19	102,837	102,837
	$594,634	$616,403

The fund management fees paid for the quarters ended December 31, 2007 and 2006 are as follows:

	2007	2006
Series 15	$ 200,000	$ -
	$ 200,000	$ -

The fund management fees paid for the nine months ended December 31, 2007 and 2006 are as follows:

	2007	2006
Series 15	$1,200,000	$ 134,296
Series 16	-	297,923
Series 17	-	148,581
	$1,200,000	$ 580,800

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2007 and 2006, the Fund had limited partnership interests in 228 and 234 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2007 and 2006 is as follows:

	2007	2006
Series 15	60	66
Series 16	61	61
Series 17	47	47
Series 18	34	34
Series 19	26	26
	228	234

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2007 and 2006 are as follows:

	2007	2006

Series 15	$ -	$ 4,208
Series 16	71,862	71,862
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$158,311	$162,519

During the nine months ended December 31, 2007 the Fund disposed of three Operating Partnerships, and received additional proceeds from an Operating Partnership, which was disposed of in the prior year. A summary of the dispositions by Series for December 31, 2007 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	3	-	$60,360	$60,360
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	3	-	$60,360	$60,360

* Fund proceeds from disposition includes additional proceeds received for a sale of an Operating Partnership recorded as of March 31, 2007, of $7,188 for Series 15.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2007

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the nine months ended December 31, 2006 the Fund disposed of one Operating Partnership, and received additional proceeds from an Operating Partnership which was disposed of in the prior year. A summary of the dispositions by Series for December 31, 2006 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	-	-	$-	$-
Series 16	-	-	2,521	15,021
Series 17	-	-	7,320	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	-	-	$9,841	$15,021

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2007.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2007	2006

Revenues
Rental	$ 42,057,685	$ 42,406,527
Interest and other	2,437,549	3,123,726

	44,495,234	45,530,253

Expenses
Interest	9,570,692	10,679,828
Depreciation and amortization	12,668,051	12,123,289
Operating expenses	28,793,304	29,218,291
	51,032,047	52,021,408

NET LOSS	$(6,536,813)	$(6,491,155)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(6,471,445)	$(6,426,244)

Net loss allocated to other Partners	$ (65,368)	$ (64,911)

* Amounts include $5,145,383 and $4,915,150 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2007	2006

Revenues
Rental	$ 7,340,534	$ 8,298,302
Interest and other	367,652	1,133,601

	7,708,186	9,431,903

Expenses
Interest	1,598,137	1,930,243
Depreciation and amortization	2,157,865	2,401,290
Operating expenses	5,172,595	5,787,963
	8,928,597	10,119,496

NET LOSS	$(1,220,411)	$ (687,593)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,208,207)	$ (680,717)

Net loss allocated to other Partners	$ (12,204)	$ (6,876)

* Amounts include $1,096,008 and $470,197 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2007	2006

Revenues
Rental	$ 10,124,217	$ 10,187,713
Interest and other	888,016	756,616

	11,012,233	10,944,329

Expenses
Interest	2,093,764	2,236,535
Depreciation and amortization	3,084,992	2,994,123
Operating expenses	7,214,609	7,194,710
	12,393,365	12,425,368

NET LOSS	$(1,381,132)	$(1,481,039)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,367,321)	$(1,466,229)

Net loss allocated to other Partners	$ (13,811)	$ (14,810)

* Amounts include $744,640 and $1,171,636 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2007	2006

Revenues
Rental	$ 11,113,186	$ 10,427,604
Interest and other	398,703	520,721

	11,511,889	10,948,325

Expenses
Interest	2,397,414	2,440,818
Depreciation and amortization	3,032,882	2,617,356
Operating expenses	7,458,904	6,914,500
	12,889,200	11,972,674

NET LOSS	$(1,377,311)	$ (1,024,349)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,363,537)	$ (1,014,105)

Net loss allocated to other Partners	$ (13,774)	$ (10,244)

* Amounts include $1,141,775 and $689,455 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2007	2006

Revenues
Rental	$ 5,770,265	$ 5,788,337
Interest and other	288,117	340,736

	6,058,382	6,129,073

Expenses
Interest	1,169,954	1,714,319
Depreciation and amortization	2,120,371	1,971,381
Operating expenses	4,177,871	4,631,505
	7,468,196	8,317,205

NET LOSS	$ (1,409,814)	$ (2,188,132)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (1,395,716)	$ (2,166,251)

Net loss allocated to other Partners	$ (14,098)	$ (21,881)

* Amounts include $1,302,771 and $2,018,906 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2007	2006

Revenues
Rental	$ 7,709,483	$ 7,704,571
Interest and other	495,061	372,052

	8,204,544	8,076,623

Expenses
Interest	2,311,423	2,357,913
Depreciation and amortization	2,271,941	2,139,139
Operating expenses	4,769,325	4,689,613
	9,352,689	9,186,665

NET LOSS	$ (1,148,145)	$ (1,110,042)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (1,136,664)	$ (1,098,942)

Net loss allocated to other Partners	$ (11,481)	$ (11,100)

* Amounts include $860,189 and $564,956 for 2007 and 2006, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2007
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

NOTE F - SUBSEQUENT EVENT

Subsequent to December 31, 2007, the Partnership has entered an agreement to sell two Operating Partnerships. The estimated sales price and other terms for the disposition of the Operating Partnership have not been determined. Gain (Loss) on sale of the Operating Partnerships is expected to be recognized in the first quarter of 2008.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2007 were $594,634 and total fund management fees accrued as of December 31, 2007 were $24,996,627. During the three and nine months ended December 31, 2007, $200,000 and $1,200,000, respectively, were paid in accrued fund management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2007, an affiliate of the general partner of the Fund advanced a total of $761,923 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the quarter and nine months ended December 31, 2007 Series 18 was advanced $14,518 and $17,384, respectively. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 17	$ -	$635,362
Series 18	14,518	126,561
	$ 14,518	$761,923

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

During the quarter ended December 31, 2007, $4,208 of Series 15 net offering proceeds was used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 18 has invested in as of September 30, 2007.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in three of the Operating Partnerships.

During the quarter ended December 31, 2007, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 3 Operating Partnerships in the amount of $71,862 as of December 31, 2007. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in two of the Operating Partnerships.

During the quarter ended December 31, 2007, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 5 Operating Partnerships in the amount of $67,895 as of December 31, 2007. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended December 31, 2007, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2007. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended December 31, 2007, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2007.

Results of Operations

As of December 31, 2007 and 2006, the Fund held limited partnership interests in 228 and 234 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2007 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 15	$ 101,255	$ 6,911	$ 286,021	$ 46,941
Series 16	144,596	14,233	427,448	49,039
Series 17	116,325	12,990	318,179	69,766
Series 18	90,709	4,778	277,016	9,445
Series 19	102,821	16	300,284	8,227
	$ 555,706	$ 38,928	$1,608,948	$183,418

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 99.94%.  The series had a total of 60 properties December 31, 2007. Out of the total, 59 were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 15 reflects net loss from Operating Partnerships of $(1,220,411) and $(687,593), respectively, which includes depreciation and amortization of $2,157,865 and $2,401,290, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy averaged 69% in 2007, which was a slight decrease from the 2006 average occupancy of 73%. The local economy remains challenging in nature due to an abundance of low income tax credit units available for rent in the area. According to the operating general partner, the supply in the marketplace continues to exceed the demand. The new leasing incentive is three months of free electricity. In an effort to increase rental traffic to the property, the management company continues to advertise heavily in surrounding area newspapers. The operating general partner has taken a proactive initiative in reducing operating expenses in 2007. The property operated slightly below breakeven in 2006, but is projected to breakeven in 2007. The mortgage payments, taxes, insurance, and accounts payables are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2006, despite an average occupancy of 75%, the property operated above breakeven. However, in 2007 physical occupancy has dropped significantly. In early January the property started experiencing security issues, such as violent behavior and vandalism, which stem from some of the newer residents. To address these issues, the management hired a full time security person and evicted the problem residents. In the second quarter 2007 management made a decision to reduce the hours of the security officer due to limited funds. As a result, in the third and fourth quarters, the property started experiencing increases in vandalism and drug activity causing the average physical occupancy to drop further. In the fourth quarter average physical occupancy was 55%. Instead of increasing hours of the security officer, management decided to work with the local police department to establish regular evening police patrols of the property. As of the fourth quarter 2007, the property is unable to breakeven due to low occupancy. To increase the occupancy, the management is continuously working with local Section 8 representatives and developing relationships with local churches and community centers. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. During 2006 the property continued to operate below breakeven due to high operating expenses. The operating general partner appealed the real estate taxes in 2006 and was able to secure a 50% real estate tax reduction. The reduction in real estate taxes helped improve operations, as did the increase in occupancy to an average of 95% for 2006. In 2007 the property continues to operate below breakeven because of high operating costs and a drop in occupancy. In the first quarter of 2007 the occupancy dropped to 85%, but has improved to a 92% average occupancy for the year. The high operating costs are caused by the high turnover at the property and the associated costs of turnovers. Management has recently expanded marketing efforts in order to increase occupancy and is diligently working to control turnover and operating expenses in an effort to reach breakeven status. At the end of 2007, the cash flow has improved but the property is still below breakeven. Despite an expired guarantee, the operating general partner has stated that they will continue to fund deficits. The mortgage payments, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Osage Housing Associates Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Greentree Apartments Limited, (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. The 2006 average occupancy was 75% as a result of poor management. The operating general partner changed management companies in late 2006. The new company is now focused on marketing and leasing activities. Outreach and networking with local businesses resulted in a 2007 average occupancy of 89%, increasing to 92% in the fourth quarter. The operating general partner passed away in the second quarter of 2007. His widow is now the operating general partner. Their grandson has assumed the day-to-day operations of the partnership but communication has been intermittent and calls have gone unanswered. The investment general partner will continue to follow up with the operating general partner until all communication issues have been resolved. The low income housing tax credit compliance period for this property expires in 2009.

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

Wood Park Pointe, RRH, Limited (Wood Park Pointe) is located in Arcadia, Florida. The property was hit by multiple hurricanes in the fall of 2004 resulting in the total loss of habitability to all 37 residential units. Rural Development is requiring that the project be rebuilt. The operating general partner received insurance proceeds for reconstruction in January 2005. The proceeds were less than the anticipated rebuilding costs; however, the operating general partner has secured increased rents from Rural Development so that the property can sustain additional debt. The additional debt is funded from a subsequent loan from Rural Development. The anticipated construction start date was slated for October 2006, but was delayed since negotiations with Rural Development regarding costs had not yet been finalized. The operating general partner received approval for the construction budget in the first quarter of 2007 and construction commenced immediately following approval. On December 3, 2007 the architect's field report stated the property was 99% completed. The investment general partner is currently waiting for the final report to show 100% completion. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Wood Park Pointe, RRH. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents. The property continues to have trouble competing with properties that offer project-based rental assistance, but was still able to maintain an average occupancy of 91% through the third quarter of 2007. Fourth quarter financial statements and occupancy information has been requested from the operating general partner. The mortgage, real estate taxes, insurance and accounts payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount.

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

In January 2007, the operating general partner of Coralville Housing Associates entered into an agreement to sell the property and the transaction closed on March 1, 2007. Cash proceeds to the investment limited partner were $1,189,874. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $20,000 was used for payment of outstanding fund management fees due to an affiliate of the investment limited partnership. The remaining proceeds from the sale of $1,162,374 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,162,374 as of March 31, 2007. As of June 2007 additional sales proceeds of $7,188 were received. These proceeds were returned to cash reserves held by Series 15.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property operated below breakeven in 2006 and continues to operate below breakeven through the fourth quarter of 2007 due to declining occupancy and poor on-site management. The property has experienced high on-site management turnover since December 2006. The new site manager was hired in August 2007. She is very enthusiastic and has high expectations for the property, which has already positively impacted the residents. She has worked to increase property awareness, by inviting community members to resident events and posting flyers and advertising in the city library and in pharmacies. As a result, in the fourth quarter 2007, the property's physical occupancy increased to 84%. Through the fourth quarter of 2007 physical occupancy averaged 77%. Physical occupancy is expected to improve in the first quarter of 2008 to 95%. The tax and insurance escrow was not adequately funded in 2007, and 2007 real estate taxes were delinquent, prompting management to create a workout plan. A new two-year workout plan was created in November 2007 and is currently in review by Rural Development. Rural Development is expected to approve the plan by January 31, 2008. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to fund the tax and insurance escrow account, which is under-funded by $21,224 as of December 31, 2007, according to management. As a result, the management company is proposing that the replacement reserve funding requirement be waived in 2008, and allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. The workout plan also contains a request for rent increases, which will directly go, towards the funding of the escrow accounts. The operating general partnerships operating deficit guarantee was unlimited in amount until the five-year anniversary of final closing which has expired. The partnership's mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Showboat Manor LDHA LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 16

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%. The series had a total of 61 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 16 reflects net loss from Operating Partnerships of $(1,381,132) and $(1,481,039), respectively, which includes depreciation and amortization of $3,084,992 and $2,994,123, respectively. This is an interim period estimate; it is not indicative of the final year end results.

The Fitzgerald Building (Cass Partners, LP) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below breakeven due to low occupancy. The fourth quarter 2007 physical occupancy averaged 15% and 2007 year to date occupancy averaged 39%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as update the kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking, and lack of amenities such as washer/dryer hook-ups. The operating general partner has been able to reduce operating expenses over the last two years by self-managing the property. The property insurance is current through December 2007; however, the 2006 taxes, which were due in 2007, have not yet been paid. The operating partnership missed the August 2007 mortgage payment, but has paid all other mortgage payments for 2007. Despite an expired operating deficit guaranty, the operating general partner has continued to fund operating deficits. However, the operating general partner has indicated that it will not be able to continue funding deficits. In addition, the mortgage matured in June 2007 and, at that time, the lender stated that it would not extend the term of the loan or refinance the debt. Despite not agreeing to extend the term, the lender continues to accept monthly debt payments on the loan and has not commenced foreclosure proceedings. The investment general partner has analyzed the potential costs and benefits of maintaining the property through the 2008 compliance period and concluded that the cost of supporting the property's operations through the end of the compliance period is likely to be extremely high. Avoiding tax credit recapture does not appear to justify the amount of the required investment. As a result, the investment general partner believes a consensual transfer of the property to the lender prior to the end of the compliance period is likely.

Clymer Park Associates Limited Partnership (Clymer Park Apartments) located in Clymer, Pennsylvania is a 32-unit elderly development. In 2006 the property operated above breakeven due to improvements in occupancy. As of December 31, 2007 average occupancy at the property was 98%. The management company currently maintains a significant waiting list of pre-qualified tenants waiting for rental assistance. The operating general partner continues to monitor the Operating Partnership.

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

Summersville Estates (Summersville Estates Limited Partnership) is a 24-unit property located in Summersville, Missouri. The property ended the fourth quarter of 2007 with 83% occupancy, and a 2007 average of 83%. This was the third consecutive year of increasing occupancy. The low occupancy is largely due to a lack of rental assistance on four units. Although past attempts found that no additional rental assistance was available, management is continuing to look for ways to obtain it from Rural Development. Without assistance unit rents tend to exceed rental costs of many single family homes in the area. Management continues to be in regular contact with the local housing authority to bring applicants with Section 8 vouchers to the property and is also trying to get rental incentives approved; however, there has been no recent success. The property manager, who also performs maintenance, has concentrated on getting vacant units rent-ready in a timely manner and improving the curb appeal of the property. The investment general partner will continue to work with management on getting the vacant units leased and monitor operations closely until they have stabilized. The mortgage, taxes and insurance are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated at a deficit in 2006 due to an average occupancy of 80% for 2006. The average physical occupancy through the fourth quarter 2007 was 83%. Operating expenses continue to stay below the state average. However, due to an inability to raise rental rates and the high vacancy rate, the property continued to operate below breakeven in 2007. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Lofts By The Market Apartments (1413 Leavenworth Historic, L.P.) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska. The property operated with positive cash flow through 1999. In 2000, the property began operating below breakeven as the result of ineffective management. Operations were further negatively impacted when deferred maintenance items, which were corrected in 2002, resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits. Over the past seven years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. In 2003, management of the property was transferred to Fieldcrest Management, which is an entity related to the operating general partner. The management company has implemented expense controls and has worked to decrease payables. In addition, the property refinanced the debt at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. Occupancy declined slightly in July 2007 to 90% and stabilized there into the first part of the fourth quarter. Management was having trouble bringing occupancy back up, due to an oversupply of apartments and condos in downtown Omaha, which are newer and offer more amenities; however, occupancy was back up to 95% by the end of the fourth quarter, resulting in an average occupancy of 94% for the year. Despite the temporary decrease in occupancy during the year, the property generated cash through the fourth quarter of 2007. The investment general partner will continue to monitor occupancy and cash flow.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. After extensive storm damage in 2005-2006, the investment general partner approved substantial roof repairs funded from replacement reserves and insurance proceeds. In August 2006, a new site manager raised rents during renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions, the original rents were reinstated and a new leasing staff was hired. In a site visit to the property in April 2007 the investment general partner noted that curb appeal has improved and applicant traffic has increased. Although occupancy increased to 74% in August 2007, it fell back to 70% at the end of the third quarter due to evictions for non-payment. Although the average annual occupancy for 2007 is only 65%, it has steadily increased from 55% in the first quarter of 2007 to 72% in the fourth quarter. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased need. However, several businesses are rumored to be moving from Atlanta to McDonough which should increase the need for housing in the area. Management forecasts a continued slow but steady increase in occupancy throughout 2008. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under the terms of the operating deficit guarantee which is unlimited. The tax low income housing tax credit compliance period expires in 2008. All insurance, real estate taxes and mortgage payments are current.

Meadows of Southgate LDHA (Meadows of Southgate), is an 83 unit property located in Southgate, MI. In 2005, the property suffered the effect of several new communities opening in the area, all offering lower rents with heavy concessions. Average occupancy for 2006 was only 83%. During 2007 occupancy improved to average 94% for the year and finished the year with 96% occupancy in December. The newly hired site manager is actively marketing the community in the surrounding areas and more prospective residents are visiting the property. As a result of increased occupancy, the property is now operating above breakeven. The property is positioned in a convenient location and the management anticipates that the physical occupancy will stabilize at 95%. The operating general partner continues to fund any operating deficits. The mortgage, taxes, and insurance are current.

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

In January 2008, the investment general partner entered into an agreement to transfer 50% of its interest in Concord Associates, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $533,356 and anticipated cash proceeds to the investment partnership of $0.50. The transaction is anticipated to close in January 2008. Of the total proceeds anticipated to be received, $0.50 is anticipated to be returned to cash reserves held by Series 16. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in January 2009 for the assumption of half the remaining outstanding mortgage balance of approximately $533,356 and cash proceeds to the investment limited partner of $0.50. Of the total proceeds anticipated to be received, $0.50 is anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2008, the investment general partner of Series 16 entered into an agreement to transfer 50% of its interest in Greenwood Apartments, L.P. to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $703,718 and anticipated cash proceeds to the investment partnership of $0.50. The transaction is anticipated to close in January 2008. Of the total proceeds anticipated to be received, $0.50 is anticipated to be returned to cash reserves held by Series 16. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in January 2009 for the assumption of half the remaining outstanding mortgage balance of approximately $703,718 and cash proceeds to the investment limited partner of $0.50. Of the total proceeds anticipated to be received, $0.50 is anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 17

As of December 31, 2007 and 2006, the average Qualified Occupancy for the series was 100%.  The series had a total of 47 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 17 reflects net loss from Operating Partnerships of $(1,377,311) and $(1,024,349), respectively, which includes depreciation and amortization of $3,032,882 and $2,617,356, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. In 2005 occupancy averaged 84% and increased to an average of 90% in 2006. Although significant occupancy increases occurred during the second half of 2007, the final average occupancy for the year decreased to 82%. The operating general partner expects operations to stabilize and improve back above breakeven in 2008. The new site manager is aggressively addressing the high accounts receivable and accounts payable balances. The mortgage, real estate taxes and insurance payments are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 Low-Income Housing Tax Credit units) located in West Bath, Maine. The property operated with a small deficit in 2006. Bad debt expense decreased significantly in 2006 due to management's efforts to more thoroughly screen qualified applicants. Occupancy levels have been diminishing for the past couple of years, resulting in decreased rental income and increased accounts payable. Average occupancy in 2007 was 86%. The closing of the Brunswick Naval Airbase and lack of funds to make vacant units rent ready has contributed greatly to the decrease in occupancy. The investment general partner is currently working with the operating general partner to pay down the accounts payable and have the vacant units updated and ready to rent in the first quarter of 2008. Once the vacant units become rent ready, management feels they will then be able to stabilize occupancy above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Leigh Acres, FL. The occupancy at Park Place has historically averaged in the high 90%. Park Place II had an average occupancy of 73% in 2007. The property suffered severe damage due to Hurricane Wilma in October of 2005. Some of the units had water intrusion and were uninhabitable. While waiting for the insurance company to settle, the damages were getting progressively worse so the operating general partner took immediate action and applied for and was granted a protective advance loan through Rural Development to help pay for the hurricane related repairs. Unfortunately, to be approved for the loan, the operating general partner had to increase the rental rates to support the additional debt. The Operating Partnership also incurred an emergency rental increase earlier this year to support the insurance premium increase due to the vast number of hurricanes that impacted Florida in 2004-2005. The property lost a number of long time tenants due to the rental rate increases. Currently, all repairs have been completed and no rental increase is planned for 2008. Also, the protective advance loan was re-amortized with the original loan through Rural Development, which decreased the debt expense of the property. Management also stated another cause of the low occupancy is that local single family homes in the area are being rented for similar prices. Management does feel that with increased marketing and by offering incentives the property will reach occupancy levels of the past. All taxes, insurance and mortgage payments are current and the final year of compliance is 2008.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. As a result of poor operations, the replacement reserve account was under-funded. Re-amortization of the debt and successive rent increases in 2006 and 2007 have helped the property operate back above breakeven in 2006 and 2007. The operating general partner has executed documents to withdraw from the Operating Partnership and admit an affiliate of the management company as the new operating general partner. Rural Development approved the operating general partner transfer in October 2006. In conjunction with the re-amortization of the debt, Rural Development restated that the operating general partner must bring the replacement reserve account current. This occurred during the first quarter of 2007. Operations have improved significantly, and the operating general partner transfer has been approved. The low income housing tax credit compliance period expires in 2008. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Aspen Ridge Apartments (Aspen Ridge Apartments, L.P.) is a 42-unit development located in Omaha, Nebraska. The property operated with positive cash flow through 1999. In 2000 the property began operating below breakeven as the result of ineffective management. Operations were further negatively impacted when deferred maintenance was addressed in 2002. The original general partner is still in place and continues to fund the operating deficits. Over the past seven years, there have been four different management companies retained to manage the property. This inconsistency contributed to the cash flow and compliance problems at the property. On June 1, 2003, management of the property was transferred to Fieldcrest Management, which is an entity related to the operating general partner. The management company has implemented expense controls and has worked to decrease payables. The property also refinanced the debt at the beginning of September 2005 and was able to pay some expenses from the proceeds of the refinance. Occupancy has remained above 90% since 2005 and averaged 97% in the fourth quarter 2007. While the property operated just below breakeven in the third quarter 2007, the fourth quarter 2007 unaudited financials show that the property operated above breakeven for the year. The third quarter deficit was due to unanticipated expenses, such as $10,000 for a new boiler, which the partnership should be able to capitalize, and legal fees associated with a resident lawsuit. The resident is trying to sue the Operating Partnership for discrimination; however, management states she was one of several residents who had subsidized rent from the Omaha Housing Authority, referred to as OHA, and when management terminated the OHA subsidy contract, she, along with the other residents with OHA subsidy, was offered the opportunity to remain as a resident at the non-subsidized rental rate or vacate at the end of her lease. The Nebraska Equal Opportunity Commission has reviewed the case and has found no merit in her claim. The Operating Partnership is currently in discussions with the resident's attorney regarding settling for a minimal amount (less than $2,500 to cover the resident's moving expenses and legal fees) in an effort to finalize the case and limit the legal fees incurred as a result of the case. The investment general partner will continue to monitor occupancy and cash flow closely through monthly reports as well as monitor the resident lawsuit.

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

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS. Despite improving occupancy in 2006 to 93%, the property operated below breakeven because of increased administrative and maintenance expenses. Management evicted non-paying residents and incurred higher than normal maintenance costs due to turnover work. Occupancy has improved greatly in 2007 and has averaged 97% for the year. The property has also improved financially in 2007, mainly by decreasing the maintenance expense. The on-site manager reports occupancy levels have stabilized and with lower turnover the property should be able to operate within the projected budget. Management has also revised their screening requirements in order to reduce the number of evictions. The operating general partner continues to fund deficits despite an expired guarantee. The mortgage, taxes and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Shawnee Housing Associates, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property operated above breakeven in 2006 as a result of being funded primarily with soft debt. Operating expenses were slightly higher than state averages but not of serious concern. The main issue at Annadale is low occupancy. Occupancy has been an issue at Annadale for several years but saw a steady decline in 2006 to a low of 81% in December 2006. Occupancy continued to suffer in 2007, averaging 82% in the fourth quarter. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood in the past few months. This has made a positive impact on the area but the operating general parter is doubtful that the impact will be long lasting. As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. The investment limited partner will continue to monitor occupancy and management efforts.

Cypress Point LP (Luarel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions, occupancy has steadily decreased from its average of near 100% to 78% as of December 2007. As new construction has halted in the Naples area, many construction employees and laborers have left the area for construction jobs in other areas of the country. As construction employees made up a significant and regular portion of its tenant base, the property has been negatively affected and has had difficulty offsetting this loss with another target market. In addition, at the most recent site inspection, it was noted that two of the units were down as they were being cannibalized to control turnover costs. The site manager and regional manager are aggressively marketing the site and have reduced rents in order to increase traffic. The investment general partner will work with management in creating effective leasing strategies and will ensure that all units are brought back on-line in a timely manner. The mortgage, real estate taxes and insurance payments are current.

Series 18

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 18 reflects net loss from Operating Partnerships of $(1,409,814) and $(2,188,132), respectively, which includes depreciation and amortization of $2,120,371 and $1,971,381, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Leesville Elderly Apartments LP (Leesville Elderly Apartments) is a 54-unit property located in Leesville, Louisiana. Despite occupancy averaging 96% in 2006, the property operated below breakeven due to high administrative and maintenance expenses. In 2007 the operating general partner received approval from Rural Development to implement a rent increase. Through August 2007 average occupancy is down slightly to 93%; however, even with the slight decline in occupancy, the property is operating above breakeven. All real estate tax, mortgage, and insurance payments are current.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2006 due to the costs associated with hurricane damage from 2005. The property was insured but damages were not great enough to cover the deductible expense. Occupancy reached 100% in February; however, it fell to 63% in December, the lowest since construction completion in December 1994. The decline in occupancy is directly attributed to the rental rate increases, which were effective as leases expired after July 2007. The rate increases resulted in move-outs and evictions during the third and fourth quarters of 2007. The resident base is comprised of elderly residents that cannot afford even the slightest increase. Occupancy averaged 84% in 2007, a 12% decline from 2006; however, the operating general partner is adamant that the old rents are insufficient to cover normal operating expenses. Management continues to work to fill vacancies with three prospects in the qualifying process for January 2008 move-in. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2006, average physical occupancy was 75%. The operating general partner's management company, First Centrum Management, took over the property management in February of 2006. Throughout 2006, the property has experienced high on-site management turnover. However, in the first quarter 2007 a new site manager was hired. Her primary focus was networking with local and civic community groups and consistently working to promote the increased residential referral fees. As a result through 2007 occupancy began to increase. Through the fourth quarter 2007, average occupancy increased to 95% and as of December physical occupancy was stable at 95%. However, the property is still not able to breakeven. Maintenance expense continues to be high through the fourth quarter due to various unit preparation expenses. Maintenance expenses are expected to stabilize in the first quarter 2008, and the management is optimistic that the property will be able to breakeven in the first quarter 2008. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. The property operated with an average occupancy of 94% through 2006. Average occupancy through December 2007 has been consistent with the prior year average at 94%. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations through the fourth quarter of 2007. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP, (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. Average occupancy through the fourth quarter 2007 was 79%; however the property continues to operate above breakeven. Although payables and accrued expenses are lower than in previous years, the balances are still high, as are tenant and subsidy receivables. The first quarter 2008 tax payment was due on August 1, 2007 and second quarter 2008 tax payment was due on November 11, 2007. According to the City of Boston real estate tax payments have been made on all of the six parcels; however, only one parcel is current and has made first and second quarter payments. Third quarter tax payments are due on February 1, 2008. According to the water and sewer department, water and sewer payments are current on four of the five accounts. Management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes; however, the process is still averaging more than 60 days. Additionally, the Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. Currently, the two vacant commercial spaces have not been leased. The investment general partner is closely monitoring the overall performance of this partnership and will continue to do so until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The management company is a related entity to the operating general partner. On September 12, 2005, Florida Housing's monitoring agency completed an annual management review that noted the full compliance of the resident files. However, they also noted minor physical violations, which had been ongoing and resulted in the issuance of ten 8823s rendering the entire development out of compliance. Additionally, 24 days following the annual review and prior to the completion of the repair of the minor violations, Hurricane Wilma hit the development and resulted in extensive damage. A letter dated February 28, 2006 from Florida Housing Finance Corporation stated that the property had been "granted relief" until January 17, 2007. As long as the related work was completed and inspected by that date, the 8823s would be rescinded. Hurricane-related repairs commenced in the summer of 2006 and were completed at year-end 2006, before the date required by Florida Housing, effectively rescinding the previously issued 8823s. Despite the major renovations to all ten buildings, occupancy averaged 93% throughout 2006 and the property operated above breakeven. Occupancy averaged 92% for the first two quarters of 2007, but has dropped significantly in the third and fourth quarters 2007. The drop in occupancy is due to new, local competition. The operating general partner has hired a professional leasing agent to help increase occupancy.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. The property struggled with occupancy for the first half of 2006, averaging only 83%. Occupancy improved in the last quarter of 2006 to 100% and has maintained 100% occupancy through fourth quarter 2007. Average occupancy for 2007 was 100%. The commercial spaces are also fully occupied and the property operated above breakeven in 2007. The City of Chelsea has confirmed that all payments are current for real estate taxes, water, and sewer. The next real estate tax payment is due on February 1, 2008 and the next water and sewer payment is due on January 18, 2008. The operating general partner's operating deficit guarantee is unlimited as to time and amount. The mortgage and insurance payments are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. This property experienced a significant drop in occupancy in 2006, averaging 89% compared to 98% in 2005. This occupancy decline was due to management's difficulty in finding qualified residents. In 2007, the operating general partner received preliminary approval to convert three units set aside for the homeless into Section 8 housing. This has helped to improve occupancy levels, which averaged 96% during the third and fourth quarter of 2007. Occupancy averaged 90% in 2007, which was consistent with 2006 results. The operating general partner continues to fund operating deficits as needed. The real estate taxes, mortgage, and insurance payments are all current.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 71% for 2006 and as a result the property operated below breakeven. Throughout 2006 problem residents were evicted and a $270,000 rehab was completed. The improvements were funded entirely by the operating general partner. The operating general partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and improve operations; however, occupancy continues to drop. Despite the renovations, occupancy has been slow to recover through 2007 as evidenced by the ongoing declining occupancy. As of November 2007, the average occupancy for the year was just below 80%. A new management group assumed duties in March 2007. Prior to assumption, occupancy had dropped to 80%. In addition, management received notification from the bank that they were over the bank's 50% income requirement, which was not strictly enforced by the prior management. Maintaining this requirement, while attempting to negotiate a modification to the 50% income limit, severely hampered leasing efforts, as occupancy dropped to 69% as of August 2007. At the end of September 2007, management received approval from the bank to increase the income limit to 60%. As the market is extremely competitive, management is having difficulty recovering from the initial rental loss; however, it appears the decline in occupancy has stabilized. Overall, occupancy will likely not improve until March of 2008, once the leasing season picks up. The investment general partner will continue to monitor occupancy and operations to ensure that performance picks up with the less strict income requirements. In addition, a site visit is scheduled for early 2008 to ensure units are being turned correctly and the tenant files are in compliance. The operating general partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. The property operated below breakeven in 2005 due to low occupancy and high maintenance expenses related to resident turnover. Although occupancy improved from 82% in 2005 to average 89% for 2006, the property operated below breakeven in 2006 as well. Higher than budgeted operating expenses resulting from high turnover expenses hurt operations as rental income was insufficient to cover increased costs. In order to fund the operating deficits, reserves were not funded to the required levels. Historical and ongoing challenges cited by management include competition for one-bedroom units from a neighboring senior development, past problem tenants that required eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units and, historically, these have been the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on word of mouth and the local housing authority for rental traffic but also runs an advertisement for the property in a free weekly advertiser that is distributed throughout town. In addition, management obtained approval to offer a rental incentive of a gas card or grocery card for new tenants in the first quarter. These efforts, as well as an increased focus on quick application turnaround, have greatly increased traffic and occupancy at the property in 2007. At the end of 2007, occupancy averaged 88% for the year, and 85% for the fourth quarter, with three move-ins scheduled for January 2008. In addition, the property operated above breakeven for the year. With occupancy stabilizing and the property generating cash flow, the operating general partner was able to make the September tax payment from operations and has been able to partially fund reserves and escrows. The operating general partner plans to fund reserves to their required levels in the near future. The investment limited partner negotiated the transfer of the operating general partner interest to National Affordable Housing Foundation, a local presence with a good working relationship with Rural Development, on March 30, 2007. As a condition of the transfer, the Foundation will obtain a conventional loan to fund replacement of two roofs at the property that have had problems with loose shingles. As of the end of the fourth quarter of 2007, a capital needs assessment had been completed and the operating general partner was finalizing terms for the conventional financing which is anticipated to close by early February 2008. A rental increase to support the additional debt has also been approved and should be finalized by the end of January 2008. The investment general partner will work closely with the new operating general partner to monitor the replacement of the roofs, ensure operational improvement, and stabilization.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. The property operated above breakeven in 2005. A decline in occupancy that began in the fourth quarter of 2005 and continued into 2006 to a low of 58% resulted in an operating deficit at year end 2006. As a result of low occupancy, the property was unable to make the September 2006 tax payment. The large decrease in occupancy was the result of a lack of oversight by management. Management had been very slow to evict problem tenants at the property. As a result, the police were called to the site frequently and over time Marengo Park developed a poor reputation in the community. In addition, an August 2006 inspection by Rural Development showed numerous deficiencies in the nine units that were vacant at the time. Several of these units were not rent-ready. Eight of these units had been vacant for at least four months with one sitting vacant for over a year. One of the biggest contributing factors to the lack of management oversight was an inconsistent on-site management presence. A new site manager and a maintenance technician were hired in mid-September 2006. The new site manager prioritized making all units rent-ready. As of the end of the fourth quarter 2006, all vacant units were ready for move-in. Occupancy for the quarter increased to 79%, a high for 2006. In the first quarter of 2007, the investment limited partner negotiated the transfer of the operating general partner interest to National Affordable Housing Foundation, a local presence with a good working relationship with Rural Development. The transfer occurred on March 30, 2007. Upon transfer, the Foundation paid the outstanding September 2006 tax bill as well as the March 2007 tax bill. Occupancy through the first quarter of 2007 averaged 79%, ending March at 83%. Despite progress by the site manager, she was fired in April for her negligence at her other rental properties. The property suffered a number of move-outs in April and May that could not be filled by the regional manager and occupancy dropped to 71% as of June 2007. A new site manager was hired in the second week of June and she has had an immediate impact on the property. The site manager is splitting her time between Marengo Park and the 84-unit senior property across the street. The site manager frequently walks the site and is always available to meet with prospective residents. National Management negotiated an agreement with the owners of the senior property, Marengo Housing, transforming a portion of common space at that property into an office to be used for both properties. This was completed in October 2007. With the help of an on-site location and normal office hours, management has been able to offer assistance on applications, provide quick application turnaround, offer property tours, and also track undesirable tenants and make prompt evictions when necessary. Management's focus on quick application turnaround and follow-up has resulted in an increase in occupancy to 88% as of the end of the fourth quarter 2007. All vacant apartments are rent ready. With increased occupancy, the property was able to fund the September tax payment through operations. Management has now put in place a stricter tenant screening process. They also plan to broaden their advertising to generate more traffic going forward. Current efforts include advertising in a local newspaper, distributing flyers, contacting local employers, and offering a gas card or grocery card to new tenants. The investment general partner will work closely with the new operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven.

Rio Grande Apartments, LTD (Rio Grande Apartments) is a 100-unit property located in Eagle Pass, TX. The property has experienced a drop in occupancy since September 2006. A hailstorm hit the property causing significant roof damage, resulting in leaks in approximately twenty of the units, making them uninhabitable. The repair work progressed much slower than was originally anticipated and was completed in early May 2007. Since units were offline during repairs, occupancy averaged 80% during the first quarter of 2007 and the property operated below breakeven. Occupancy increased to 95% in the third quarter and 100% in the fourth quarter 2007. The investment general partner will continue to monitor operations to ensure stabilization. All taxes, insurance and mortgage payments are current.

Series 19

As of December 31, 2007 and 2006 the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at December 31, 2007, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2007 and 2006, Series 19 reflects net loss from Operating Partnerships of $(1,148,145) and $(1,110,042), respectively, which includes depreciation and amortization of $2,271,941 and $2,139,139, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ankeny Housing Associates Two L.P, (Delaware Crossing Apartments) is a 152-unit property located in Ankeny, Iowa. This property performed poorly in 2006 and operated below breakeven in 2006 and continues to operate below breakeven in 2007. The property is underperforming due to high operating expenses including real estates taxes and a drop in income due to lower occupancy. The administrative and travel costs increased over the past year due to high employee turnover. Additional staff from other properties was needed to assist with office operations and training. Now that a new staff is in place these expenses should begin to decrease. Occupancy improved in each quarter of 2007 and finished the year with an average occupancy of 93%. Management has implemented several programs in 2007 to help maintain and increase occupancy. The programs include a resident referral program and increased marketing to the employees and businesses in the area. The investment general partner will continue to work with the operating general partner to monitor the occupancy and expense levels. The operating general partner is funding all deficits. All tax, mortgage, and insurance payments are current.

Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas. In 2006, the property operated with a cash flow deficit due to insufficient rental rates, which could not support normal operating expenses. The 2006 deficit occurred even though the complex was granted a rental rate increase in the first quarter and succeeded in keeping the overall operating expenses in line with state averages. In 2007, the operating general partner continued to work with Rural Development in an effort to gain another rent increase to bring operations back to breakeven, but no increase was granted. During 2007, occupancy remained strong averaging 97%. Despite the strong occupancy, the rental rates were insufficient to generate enough revenue to support normal operating expenses, which again led to an operating deficit. Rural Development approved a rent increase of approximately $30 per unit effective January 1, 2008. This increase is expected to significantly improve operations to back above breakeven status in 2008. The operating general partner continues to fund all deficits as needed. The investment general partner will continue to monitor the partnerships operations. All real estate tax, mortgage, and insurance payments are current.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas. Rental rate increases were implemented in 2006 and 2007, yet the operating general partner feels that the rates are still inadequate to cover the deferred maintenance necessary at the site. The operating general partner requested another increase for 2008. Rural Development has approved a rate increase of approximately $15 per unit which will be effective January 1, 2008. Although the increased rents will generate more revenue, it is less than the requested increase of $60 per unit. Occupancy ranged from 83% to 96% throughout 2007. The fluctuating occupancy was a result of evictions, as well as tenants moving out because they would not pay the increased rents without improvements made to the site and individual units. Unit and curb appeal improvements were ongoing throughout 2007. Each vacant unit was evaluated and updated as necessary. The upgrades increased occupancy to 96% in December and averaged 91% for the year. The manager is adamant that the improvements are necessary to obtain and maintain a better resident base. However, the project operated below breakeven in 2007. The operating general partner is hopeful that the approved rent increase will improve operations back above breakeven in 2008. The operating general partner is funding all deficits as needed. The investment general partner will continue to monitor the property's improvements, occupancy and operations. All tax, mortgage, and insurance payments are current.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven as a result of low occupancy and very low rent levels. Occupancy at the property averaged 70% in 2005, 88% in 2006, and 97% in 2007. The primary problem is that Carrolton, Missouri, has experienced significant economic decline over the past several years. All of the major employers have relocated and rent decreases were required to attract potential residents. In an effort to improve occupancy, the property offered one-month free rent for new residents as well as one-month free rent for resident referrals. Management expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly. Despite strong occupancy, the property continues to operate below breakeven through the fourth quarter due to the low rent levels. The property received a grant of $40,000 from the state to enable the property to reduce the rents for the residents but not lose any income. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce its operating deficits. The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner changed managing agents effective January 1, 2006, without the approval of the investment general partner. The new managing agent struggled at first, and the property averaged 83% occupancy in 2006. The property improved in 2007 with an average occupancy of 89%. The management company is working to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. Further improvements are still needed as the property is operating at a deficit. The operating general partner passed away in the second quarter of 2007 and his widow is now the operating general partner. Their grandson is assuming the day-to-day operations of the partnership but communication has been intermittent and calls have gone unanswered. The investment general partner will continue to follow up with the operating general partner until all communication issues are resolved. The low income housing tax credit compliance period expires in 2009.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy through the first three-quarters of 2007 is 92%, down slightly from the 2006 average occupancy of 96%. However, as of December 2007, occupancy was at 95%. The reason for the decline in performance is due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000, however; there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. In efforts to market the units, management reduced the move-in deposit and has been networking with local employers in the area. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition. Now that the physical concerns have been addressed, and occupancy has begun to return to prior levels, the Operating Partnership should improve significantly in 2008. The investment general partner will continue to monitor the property's performance to ensure ongoing improvement. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. Despite a weak economy, physical occupancy rebounded to 100% through the fourth quarter of 2007; however, the property continued to operate below breakeven. Leasing concessions have been eliminated completely at the moment. Management has implemented more stringent credit and criminal background checks on prospective tenants in an effort to minimize delinquency. Low rent levels and turnover costs are the primary reasons for the 2007 cash deficit. The property's mortgage is current and the replacement reserve is adequately funded. The tax and insurance escrow accounts remain under-funded and will consequently rely on reserves, which are ample. The operating deficit is being funded with a cash overdraft, which is currently $34,000. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount. The property's low income housing tax credit compliance period expires in 2009.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The 2006 occupancy average was 97% and the property operated with a cash deficit. Occupancy averaged 99% through the fourth quarter of 2007, but even with the high occupancy the property operated below breakeven. The current rent levels do not allow enough revenue to cover operating expenses. The operating deficit is being funded with a cash overdraft that is currently $7,894. The replacement reserve is adequately funded. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period for the property ends in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately twenty-six miles from downtown Atlanta. Occupancy suffered from over-development of the Georgia market, hitting a low of 78% in July 2005. Marketing efforts included outreach at job fairs and to local employers, as well as focusing on low-risk evacuees from Hurricane Katrina. As a result, 2006 occupancy rose to an average of 90%, but the property was still operating below breakeven. The average occupancy in the first quarter of 2007 was 87%, but fell to 85% in March due to two shooting incidents that occurred in January 2007. The first incident involved guests of residents while the second involved residents of the property. The three households involved were evicted and the property now has an active security officer. A site visit conducted in April 2007 gave high ratings to management and site control. Occupancy rose in the second and third quarters of 2007 to averages of 89% and 95%, respectively. Improvement continued through the fourth quarter with an average occupancy of 97%; however, high rent levels and the addition of the security officer caused the property to operate below breakeven. The operating general partner advanced $52,500 to the property during the fourth quarter, making the total deficit funding to date $238,600. The mortgage, taxes and insurance payments are current. The low income housing tax credit compliance period expires in 2008.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities until November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2007.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 14, 2008	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 14, 2008	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal