Form 10-K/A
period 2007-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2008-02-21
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Title of each class - Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes 	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes 	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

This amendment is being filed to attach the revised opinions of Donald W. Causey & Associates, P.C., prepared in accordance with paragraph 5 of Public Company Accounting Oversight Board, relating to the following: Bridlewood, LP - opinion dated February 1, 2006, Chestnut Hill Estates, Ltd - opinion dated February 4, 2006, Sunset Square I, LP - opinion dated January 31, 2006, Bentonia Elderly, LP - opinion dated January 28, 2006, Falcon Ridge Apartments, Ltd - opinion dated February 1, 2006, Newport Manor, LP - opinion dated January 29, 2006, Tchula Elderly, LP - opinion dated February 23, 2006, Munford Village, Ltd - opinion dated January 23, 2006 and Sherwood Knoll, LP - opinion dated January 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents of the Fund are incorporated by reference:
Form 10-K
Parts	Document

Parts I, III as supplemented	Prospectus (as defined in Part I, Item I of this Form 10-K)

BOSTON CAPITAL TAX CREDIT FUND III LIMITED PARTNERSHIP

Form 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART IV
Item 15.	Exhibits, Financial Statement Schedules

EX-23	Independent Auditor's Reports
EX-31.(A)	Section 302 Certification
EX-31.(B)	Section 302 Certification
EX-32.(A)	Section 906 Certification
EX-32.(B)	Section 906 Certification

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
Date:		General Partner
February 21, 2008	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 21, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 21, 2008	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal