Form 10-K
period 2008-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2008-07-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2008 or

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

Title of class

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

FOR THE YEAR ENDED MARCH 31, 2008

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC.  On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series.  The registration for additional BACs became effective on October 6, 1993.  As of March 31, 2008, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020.  The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Offering of the Fund.

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

As of March 31, 2008 the Fund had invested in 58 Operating Partnerships on behalf of Series 15, 61 Operating Partnerships on behalf of Series 16, 47 Operating Partnerships on behalf of Series 17, 34 Operating Partnerships on behalf of Series 18 and 26 Operating Partnerships on behalf of Series 19.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Noncompliance with applicable tax regulations may result in the loss of future Low Income Housing Tax Credits and the fractional recapture of Low Income Housing Tax Credits already taken. In most cases the annual amount of Low Income Housing Tax Credits that an individual can use is limited to the tax liability due on the person’s last $25,000 of taxable income.  The Operating Partnerships may be sold at a price which would not result in our realizing cash distributions or proceeds from the transaction.  Accordingly, we may be unable to distribute any cash to our investors. Low Income Housing Tax Credits may be the only benefit from an investment in our BACs.

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

Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the housing complex would occur.  To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:

•      difficulties in obtaining rent increases;

•      limitations on cash distributions;

•      limitations on sales or refinancing of Operating Partnerships;

•      limitations on transfers of interests in Operating Partnerships;

•      limitations on removal of local general partners;

•      limitations on subsidy programs; and

•      possible changes in applicable regulations.

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

Upon the sale or other taxable disposition of BACs, investors will realize taxable income to the extent that their allocable share of the non-recourse mortgage indebtedness on the apartment complexes, together with the money they receive from the sale of the BACs, is greater than the original cost of their BACs.  This realized taxable income is reduced to the extent that investors have suspended passive losses or credits.  It is possible that the sale of BACs may not generate enough cash to pay the tax obligations arising from the sale.

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

The sale or refinancing of the apartment complexes is dependent upon the following material factors:

•    The necessity of obtaining the consent of the operating general partners;

•    The necessity of obtaining the approval of any governmental agency(ies) providing government assistance to the apartment complex; and

•    The uncertainty of the market.

Any sale may occur well after the fifteen-year federal housing tax credit compliance period.

We have insufficient sources of cash to pay our existing liabilities.

We currently do not have sufficient cash resources to satisfy our financial liabilities.  Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities.  Substantially all of our existing liabilities are payable to our general partner and its affiliates.  Though the amounts payable to the General Partner and its affiliates are contractually currently payable, we do not believe that the General Partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case.  We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations.   All monies currently deposited, or that will be deposited in the future, into the Fund’s working capital reserves are intended to be utilized to pay our existing and future liabilities.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.            Properties

The Fund has acquired a limited partnership interest in 226 Operating Partnerships in five series, identified in the table set forth below.  In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test  (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
April Gardens Apts. III	Las Piedras, PR	32	$1,420,223	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,247,858	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	492,621	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	970,147	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	754,636	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	772,927	03/92	09/92	100%	152,282

Buena Vista Apartments, Phase II	Union, SC	44	1,405,082	03/92	01/92	100%	281,000

Calexico Senior Apts.	Calexico, CA	38	1,861,887	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	712,425	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,239,919	10/92	09/93	100%	247,599

Country Meadows II, III, IV	Sioux Falls, SD	55	1,026,422	05/92	09/92	100%	1,220,825

Deerfield Commons	Crewe, VA	39	1,189,767	04/92	06/92	100%	242,430

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
East Park Apts. I	Dilworth, MN	24	$472,001	06/94	01/94	100%	$406,100

Edgewood Apts.	Munford-ville, KY	24	757,733	06/92	08/92	100%	156,763

Golden Age Apts.	Oak Grove, MO	17	389,586	04/92	11/91	100%	84,410

Graham Village Apts.	Graham, NC	50	1,143,510	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	657,980	04/94	10/75	100%	76,069

Greenwood Village	Fort Gaines, GA	24	648,809	08/92	05/93	100%	131,268

Hadley’s Lake Apts.	East Machias ME	18	1,003,651	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,436,323	07/92	02/93	100%	327,944

Harrison- ville Properties II	Harrison- ville, MO	24	590,305	03/92	11/91	100%	144,004

Harvest Point Apts.	Madison, SD	30	1,158,770	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,789,585	04/92	11/92	100%	1,153,620

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Higginsville Estates	Higginsville, MO	24	$608,067	03/92	03/91	100%	$146,111

Kearney Estates	Kearney, MO	24	613,178	05/92	01/92	100%	138,103

Lakeside Apts.	Lake Village AR	32	1,175,638	08/94	08/95	100%	282,004

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,033,972	03/92	02/92	100%	229,986

Lebanon Properties III	Lebanon, MO	24	611,179	03/92	02/92	100%	152,171

Lebanon Village II	Spring Grove, VA	24	882,221	08/92	02/93	100%	169,000

Lilac Apts.	Leitchfield, KY	24	690,713	06/92	07/92	100%	148,015

Livingston Plaza	Livingston, TX	24	644,494	12/92	11/93	100%	176,534

Manning Lane Apts.	Manning, SC	42	1,420,773	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville, GA	18	534,169	08/92	12/92	100%	114,200

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Maryville Properties	Maryville, MO	24	$694,881	05/92	03/92	100%	$156,636

Meadow View Apts.	Grantsville, MD	36	1,434,474	05/92	02/93	100%	291,322

Millbrook Commons	Sanford, ME	16	888,496	06/92	11/92	100%	227,100

Monark Homes	Van Buren & Barling, AR	10	303,996	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	846,924	09/92	05/93	100%	206,820

North Trail Apts.	Arkansas City, KS	24	788,621	09/94	12/94	100%	194,118

Osceola Estates Apts	Osceola, IA	24	588,178	05/92	05/92	100%	161,325

Payson Senior Center Apts.	Payson, AZ	39	1,439,984	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	3,440,413	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	836,545	03/92	01/92	100%	165,434

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Rio Mimbres II Apartments	Deming, NM	24	$748,292	04/92	04/92	100%	$149,811

Rolling Brook III Apts.	Algonac, MI	26	797,736	06/92	11/92	100%	185,632

Shenandoah Village	Shenandoah, PA	34	1,421,291	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	768,396	07/92	02/93	96%	178,084

Spring Creek II Apts.	Derby, KS	50	685,658	04/92	06/92	100%	1,060,282

Sunset Sq. Apts.	Scottsboro, AL	24	713,722	09/92	08/92	100%	143,900

Taylor Mill Apartments	HodgenvilleKY	24	743,315	04/92	05/92	100%	173,606

Timmons Village Apts.	Lynchburg, SC	18	602,533	05/92	07/92	100%	122,450

University Meadows	Detroit, MI	53	2,258,614	06/92	12/92	100%	1,676,750

Valatie Woods	Valatie, NY	32	1,228,598	06/92	04/92	100%	277,600

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Village Woods	Healdton, OK	24	$670,623	08/94	12/94	100%	$173,616

Villas Del Mar	Urb. Corales de Hatillo, PR	32	1,421,336	08/92	08/92	100%	307,200

Virgen del Pozo Garden Apts.	Sabana Grande, PR	70	3,242,108	08/92	07/93	100%	772,550

Weedpatch Country Apts.	Weedpatch, CA	36	1,903,038	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	507,813	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
1413 Leavenworth Apts.	Omaha, NE	60	$1,822,331	12/92	03/93	100%	$1,287,526

Abbey Orchards Apts.	Nixa, MO	48	1,261,676	03/94	06/94	100%	1,163,875

Abbey Orchards Apts.II	Nixa, MO	56	1,104,796	08/94	07/94	100%	1,137,750

Bernice Villa Apts.	Bernice, LA	32	861,995	05/93	10/93	100%	200,476

Branch River Commons Apts	Wakefield, NH	24	1,226,384	09/92	02/93	100%	246,105

Brunswick Manor Apts.	Lawrence- ville ,VA	40	1,366,049	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	741,125	11/92	01/93	100%	175,959

Cape Ann YMCA Community Ctr.	Gloucester, MA	23	230,917	01/93	12/93	100%	693,132

Carriage Park Village	Westville, OK	24	667,222	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	485,130	10/92	07/93	100%	102,500

Cielo Azul Apts.	Aztec, NM	30	981,850	05/93	05/93	100%	389,749

Clymer Park Apts.	Clymer, PA	32	1,403,561	12/92	11/94	100%	317,428

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Crystal Ridge Apts.	Davenport, IA	126	$3,365,862	10/93	02/94	100%	$3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,399,990	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	576,995	08/93	03/93	100%	572,200

Derry Round House Court	Borough of Derry, PA	26	1,066,712	02/93	02/93	100%	248,019

Fairmeadow Apts.	Latta, SC	24	849,601	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	999,938	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	718,759	12/92	09/93	100%	162,397

Gibson Manor Apts.	Gibson, NC	24	851,978	12/92	06/93	100%	161,412

Greenfield Properties	Greenfield, MO	20	509,609	01/93	05/93	100%	126,046

Greenwood Apts.	Mt. Pleasant, PA	36	1,407,436	11/93	10/93	100%	352,000

Harmony House Apts.	Galax, VA	40	1,400,987	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	3,585,033	08/94	09/95	100%	2,005,814

Holly Tree Manor	Holly Hill, SC	24	854,334	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	935,355	11/93	04/94	100%	246,722

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Joiner Manor	Joiner, AR	25	$747,652	01/93	06/93	100%	$149,670

Landview Manor	Bentonia, MS	28	811,219	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,320,612	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	859,878	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,296,577	09/92	03/93	100%	274,750

Meadows of Southgate	Southgate, MI	83	2,046,732	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,899,452	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,430,771	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	1,149,366	02/93	10/93	100%	221,626

Newport Manor Apts.	Newport, TN	30	911,284	09/93	12/93	100%	204,863

Oak Forest Apts.	Eastman, GA	41	1,125,736	12/92	10/93	100%	251,269

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Parkwoods Apts.	Anson, ME	24	$1,239,432	12/92	09/93	100%	$320,206

Plantation Manor	Tchula, MS	28	795,139	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	496,316	12/93	11/94	100%	100,249

Sable Chase of McDonough	McDonough, GA	222	4,118,118	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	874,290	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	864,262	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	914,220	05/93	09/93	100%	206,086

Summersville Estates	Summersville, MO	24	597,557	05/93	06/93	100%	157,976

Stony Ground Villas	St. Croix, VI	22	1,370,285	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	654,542	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	734,687	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	719,746	12/92	07/94	100%	144,304

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
The Fitzgerald Building	Plattsmouth,NE	20	$535,711	12/93	12/93	100%	$924,780

The Woodlands	Tupper Lake, NY	18	902,747	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,541,138	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	818,840	05/93	10/93	100%	185,392

Valley View Apartments	Palatine Bridge, NY	32	1,350,584	05/94	05/94	100%	326,870

Victoria Pointe Apts.	North Port, FL	42	1,394,727	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,424,967	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	951,818	05/93	05/93	100%	231,741

Westchester Village of Oak Grove	Oak Grove, MO	33	964,590	12/92	04/93	100%	889,700

Westchester Village of St. Joseph	St. Joseph, MO	60	1,045,666	07/93	06/93	100%	1,316,500

Willcox Senior Apts.	Willcox, AZ	30	1,063,905	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,398,325	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Annadale Apartments	Fresno, CA	222	$13,229,483	01/96	06/90	100%	$1,108,873

Artesia Properties	Artesia, NM	40	1,344,488	09/94	09/94	100%	399,464

Aspen Ridge Apts.	Omaha, NE	42	915,353	09/93	11/93	100%	809,750

Briarwood Apartments	Clio, SC	24	866,799	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	973,916	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,092,823	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,116,848	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,034,689	05/93	04/93	100%	201,711

Caney Creek Apts.	Caneyville, KY	16	456,859	05/93	04/93	100%	118,800

Central House	Cambridge, MA	128	1,513,342	04/93	12/93	100%	2,498,109

Clinton Estates	Clinton, MO	24	713,520	12/94	12/94	100%	162,717

Cloverport Apts.	Cloverport, KY	24	713,558	04/93	07/93	100%	174,575

College Greene Senior Apts	Chili, NY	110	3,713,871	03/95	08/95	100%	232,545

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Crofton Manor Apts.	Crofton, KY	24	$765,375	04/93	03/93	100%	$168,420

Deerwood Village Apts	Adrian, GA	20	614,726	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,128,704	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,058,383	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,016,324	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	1,978,476	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	977,385	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,282,885	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,873,237	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	509,759	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	975,784	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	647,855	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,031,749	11/93	08/94	100%	304,556

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Ivywood Park Apts.	Smyrna, GA	106	$3,572,299	06/93	10/93	100%	$2,093,847

Jonestown Manor Apts.	Jonestown, MS	28	838,147	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	3,915,581	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	2,872,610	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,429,129	02/94	12/94	100%	288,268

Maplewood Park Apts.	Union City, GA	110	3,089,693	04/94	07/95	100%	1,416,091

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	844,604	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,328,023	11/93	03/94	100%	439,277

Palmetto Villas	Palmetto, FL	49	1,559,057	05/94	04/94	100%	421,795

Park Place	Lehigh Acres, FL	36	1,308,671	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	770,904	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	841,986	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	2,452,949	12/93	12/94	100%	909,231

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Seabreeze Manor	Inglis, FL	37	$1,192,544	03/94	01/95	100%	$294,387

Soledad Senior Apts.	Soledad, CA	40	1,866,905	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	855,882	09/93	06/94	100%	902,915

Villa West V Apartments	Topeka, KS	52	899,363	02/93	10/92	100%	902,700

Waynesburg House Apts.	Waynesburg, PA	34	1,441,788	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,440,443	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,576,131	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	750,678	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Arch Apartments	Boston, MA	75	$1,717,072	04/94	12/94	100%	$3,017,845

Bear Creek Apartments	Naples, FL	118	4,849,064	03/94	04/95	100%	3,586,687

Briarwood Apartments	Humbolt, IA	20	688,779	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,740,298	03/94	12/94	100%	519,100

Chatham Manor	Chatham, NY	32	1,302,396	01/94	12/93	100%	296,860

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,398,769	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	804,207	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,598,858	08/94	01/95	100%	1,627,293

Glen Place Apartments	Duluth, MN	35	979,583	04/94	06/94	100%	1,328,621

Harris Music Building	West Palm Beach, FL	38	1,515,609	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield,CA	60	1,087,024	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,464,524	08/93	05/94	100%	1,029,000

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Lathrop Properties	Lathrop, MO	24	$710,243	04/94	05/94	100%	$171,579

Leesville Elderly Apts.	Leesville, LA	54	1,833,611	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,084,065	07/94	09/94	100%	595,439

Maple Leaf Apartments	Franklinville, NY	24	1,063,049	08/94	12/94	100%	296,587

Maple Terrace	Aurora, NY	32	1,315,670	09/93	09/93	100%	279,988

Marengo Park Apts.	Marengo, IA	24	724,540	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	466,270	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,427,468	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	1,359,525	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	781,244	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	473,140	01/94	07/94	100%	116,860

Parvin’s Branch Townhouses	Vineland, NJ	24	521,601	08/93	11/93	100%	761,856

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08
Peach Tree Apartments	Felton, DE	32	$1,428,125	01/94	07/93	100%	$206,100

Pepperton Villas	Jackson, GA	29	828,870	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville, AR	62	621,160	12/93	12/94	100%	1,067,200

Richmond Manor	Richmond, MO	36	989,269	06/94	06/94	100%	231,593

Rio Grande Apartments	Eagle Pass, TX	100	2,022,756	06/94	05/94	100%	666,840

Troy Estates	Troy, MO	24	657,793	12/93	01/94	100%	159,007

Vista Loma Apartments	Bullhead City, AZ	41	1,547,426	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	222,834	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	1,893,979	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Callaway Villa	Holt’s Summit, MO	48	$997,010	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,322,464	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,398,769	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,218,389	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	2,901,409	08/94	03/95	100%	3,337,884

Garden Gate Apartments	Forth Worth, TX	240	5,137,870	02/94	04/95	100%	3,576,605

Garden Gate Apartments	Plano, TX	240	6,445,328	02/94	05/95	100%	3,166,064

Hebbronville Senior	Hebbronville, TX	20	496,536	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,204,160	05/94	08/95	100%	1,715,351

Jenny Lynn Apts.	Morgantown, KY	24	772,208	01/94	09/94	100%	182,800

Lone Star Senior	Lone Star, TX	24	586,046	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	925,658	05/94	08/95	100%	227,910

Maplewood Park Apts.	Union City, GA	110	3,089,693	04/94	07/95	100%	1,416,091

Martindale Apts.	Martindale, TX	24	644,462	12/93	01/94	100%	154,790

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2008

Property Name	Location	Units	Mortgage Balance As of 12/31/07	Acq Date	Const Comp	Qualified Occupancy 3/31/08	Cap Con Paid Thru 3/31/08

Munford Village	Munford, AL	24	$728,020	10/93	04/94	100%	$165,800

Northpoint Commons	Kansas City, MO	158	4,148,562	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	628,224	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,685,314	03/95	05/95	100%	499,104

Sahale Heights Apts.	Elizabethtown, KY	24	825,412	01/94	06/94	100%	238,600

Seville Apartments	Forest Village, OH	24	639,606	03/94	03/78	100%	71,780

Sherwood Knoll	Rainsville, AL	24	751,172	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	908,339	01/94	11/95	100%	223,029

Tanglewood Apartments	Lawrenceville, GA	130	3,724,042	11/93	12/94	100%	3,020,840

Village North I	Independence, KS	24	818,774	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	4,521,689	12/93	01/95	100%	2,833,420

Wedgewood Lane Apartments	Cedar City, UT	24	964,446	06/94	09/94	100%	262,800

Item 3.           Legal Proceedings

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Fund’s Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Fund Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2008 the Fund has 12,922 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,395

investors holding 3,870,500 BACs, Series 16 consists of 3,304 investors holding 5,429,402 BACs, Series 17 consists of 2,842 investors holding 5,000,000 BACs, Series 18 consists of 2,054 investors holding 3,616,200 BACs, and Series 19 consists of 2,327 investors holding 4,080,000 BACs at March 31, 2008.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2008.

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

Not applicable.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations.  Fund management fees accrued during the year ended March 31, 2008 were $2,387,643, and total fund management fees accrued as of March 31, 2008 were $25,566,904.  During the year ended March 31, 2008 the Fund paid fees of $1,225,000 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2008, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2008, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2008, 10 of the properties have been disposed of and 58 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16).  The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16.  Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2008, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2008, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2008, 3 of the properties have been disposed of and 61 remain. The Fund had completed payment of all installments of its capital contributions to 60 of the 64 Operating Partnerships.  Series 16 has $71,862 in capital contributions that remain to be paid to the other 4 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 17).  The Fund commenced offering BACs in Series 17 on January 24, 1993.  The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17.  Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2008, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2008, 2 of the properties have been disposed of and 47 remain. The Fund had completed payments of all installments of its capital contributions to 43 of the 49 Operating Partnerships.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of March 31, 2008.  Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one Operating Partnership.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18).  The Fund commenced offering BACs in Series 18 on June 17,1993.  The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18.  Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2008, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2008, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205, and the Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating

Partnerships.  Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

 (Series 19).  The Fund commenced offering BACs in Series 19 on October 8, 1993.  The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19.  Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2008, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2008, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485, and the Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2008 and 2007, was $2,073,124 and $2,138,666, respectively.

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100% and 99.9%, respectively.  The series had a total of 58 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $3,135,833 and $2,103,420, respectively, in passive income tax losses that were passed through to the investors and also provided $0.24 and $0.00, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 15 was $209,560 and $361,924, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net income (loss) for series 15 was $(525,430) and $516,570, respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

In May 2007, the investment general partner of Heron’s Landing RRH Limited entered into an agreement to transfer the property to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,168,521 and cash proceeds to the investment limited partnership of $42,775.  Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $35,275 will be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $35,275 as of June 30, 2007.

In June 2007, the investment general partner of Lake View Associates entered into an agreement to transfer the property to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $863,544 and cash proceeds to the investment limited partnership of $35,192.  Of the total proceeds received, $14,005 represents reporting fees due to an affiliate of the investment limited partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $13,687 was returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,687 as of June 30, 2007. In addition, equity outstanding for the Operating Partnership in the amount of $4,208 was recorded as gain on the sale of the Operating Partnership as of July 31, 2007.

In May 2007, the investment general partner of School Street I Limited Partnership approved an agreement to sell the property and the transaction closed on July 10, 2007. The sales price of the property was $875,000, which includes the outstanding mortgage balance of approximately $639,249. After the payment of all costs related to the sale of the property, including the brokerage commission, legal fees, satisfaction of the outstanding mortgage balance, and repayment of previous advances to the operating general partner in accordance with the operating partnership agreement, cash proceeds to the investment limited partner were $0. Annual losses generated by the Operating

Partnership, which were applied against the investment limited partner’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of July 31, 2007.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas.  Occupancy averaged 70% in the first quarter of 2008, a slight decrease from 2007. The local economy remains challenging in nature due to an abundance of low income tax credit units available for rent in the area.  According to the operating general partner, the supply in the marketplace continues to exceed the demand. The new leasing incentive is three months of free electricity.  In an effort to increase rental traffic to the property, the management company continues to advertise heavily in surrounding area newspapers. The operating general partner has taken a proactive initiative in reducing operating expenses in 2007.  The property operated below breakeven in 2007.  The mortgage payments, taxes, insurance, and accounts payables are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2007 the property operated below breakeven due to an average occupancy of only 61%. Occupancy suffered in 2007 as a result of an increase in security issues at the property, such as violent behavior and vandalism.  To address these issues, the management hired a full time security person and evicted the problem residents. However, later in the year the management made a decision to eliminate the security officer position due to limited funds. As a result, in the third and fourth quarters, vandalism and drug activity increased causing the average physical occupancy to again drop. As of December 2007, physical occupancy was 58% and the property was unable to breakeven. Through the first quarter 2008, the property continues to struggle with occupancy. However, as of March 2008, the property’s occupancy increased to 71%.  Low occupancy is largely a result of property’s increasingly poor reputation. In February 2008, the management replaced the property’s site manager. To improve the reputation of the property, the new manager immediately implemented both an improved resident screening program, which scores each potential resident, as well as a strict rent collection policy that included initiating eviction proceedings if rent was not collected by the fifth of the month.  Management is also strictly enforcing the property’s rules and regulations and is initiating eviction proceedings if they are broken. Also, the new manager started working very closely with the local police department to establish regular evening and afternoon police patrols of the property. Furthermore, to increase the occupancy, the management is continuously working with local Section 8 representatives and developing relationships with local churches and community centers. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. In 2007, despite an average occupancy of 92% the property operated below breakeven due to high utility and maintenance expenses. Despite an occupancy average of 99%, the property continued to operate below breakeven in the first quarter of 2008 due to high water and maintenance expenses. Water costs in Derby are three times the average water costs in neighboring towns. In addition, the age of the property necessitates extensive maintenance repairs. To offset high maintenance and water costs, a rent increase was implemented in

December 2007. The rent increase will increase annual gross potential rent by approximately $8,640. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. The mortgage payments, taxes, and insurance are current.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Osage Housing Associates Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH.  Occupancy began dropping in 2006 due to poor management.  A new management company started in early 2006 and their focus on outreach to local businesses resulted in a 2007 average occupancy of 87%.  The first quarter of 2008 continues to show improvement, averaging 89%; however, the property is still operating below breakeven. The operating general partner passed away in the second quarter of 2007.  His widow is now the operating general partner.  Their grandson has assumed the day-to-day operations of the partnership but communication has been intermittent and calls have gone unanswered.  The investment general partner will continue to follow up with the operating general partner until all communication issues have been resolved.  The low income housing tax credit compliance period for this property expires in 2009.

In January 2008, the investment general partner transferred its interest in Wood Park Pointe to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $37,000. Of the total proceeds received, $1,456 represents reporting fees due to an affiliate of the investment partnership and the balance represts proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $20,544 will be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,544 as of March 31, 2008.

Buena Vista Apartments, Phase II (Buena Vista Apartments) is a 44-unit property located in Union, SC.  Industrial decline in the area has led to a dwindling population base from which to draw qualified residents.  The property continues to have trouble competing with properties that offer project-based rental assistance, but was still able to maintain an average occupancy of 95%. Through the first quarter of 2008 and in 2007 the partnership operated above breakeven.  The mortgage, real estate taxes, insurance and accounts payables to non-related entities are current.  The operating general partner’s guarantee is unlimited in time and amount.

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

In January 2007, the operating general partner of Coralville Housing Associates entered into an agreement to sell the property and the transaction closed on March 1, 2007.  Cash proceeds to the investment limited partner were $1,189,874. Of the proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs and $20,000 was used for payment of outstanding fund management fees due to an affiliate of the investment limited partnership. The remaining proceeds from the sale of $1,162,374 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership.  After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,162,374 as of March 31, 2007. As of June 2007 additional sales proceeds of $7,189 were received.  These proceeds were returned to cash reserves held by Series 15.

In March 2008, the investment general partner transferred its interest in Curwensville House Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,168,426 and cash proceeds to the investment limited partner of $8,865.  Of the total proceeds received, $7,340 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,525 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There are zero proceeds to be returned to the cash reserves held by Series 15. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2008. The sale of the Operating Partnership has been recognized as of March 31, 2008, but the sale proceeds were received in April 2008.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property operated below breakeven in 2007 due to declining occupancy and poor on-site management. Average occupancy for 2007 was 77%.  The property has experienced high on-site management turnover since December 2006. The new site manager was hired in August 2007. She is very enthusiastic and has high expectations for the property, which has already positively impacted the residents. She has worked to increase property’s awareness, by inviting community members to resident events and posting flyers and advertising in the city library and in pharmacies. As a result, in the fourth quarter 2007, the property’s physical occupancy increased to 84%. Through the first quarter of 2008 occupancy has remained stable at 82%. Physical occupancy is expected to improve in the second quarter of 2008. In May 2008, the management is planning to internally transfer a new site manager; the new manager is expected to implement new marketing strategies to attract potential residents. This is in an effort to keep fresh energy on site and a new set of eyes. The tax and insurance escrow was not adequately funded in 2007, and 2007 real estate taxes are delinquent.  In an effort to address the delinquencies management created a two-year workout plan, which is currently in review by Rural Development. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to properly fund the tax and insurance escrow account. As a result, the management company is proposing the replacement reserve funding requirement be waived in 2008, and allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. The workout plan also contains a request for rent increases, which will directly go towards the funding of the escrow accounts. The operating general partnership’s operating deficit guarantee has expired. The partnership’s mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Harrisonville Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $590,305 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Higginsville Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $608,067 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $613,178 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties III LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $611,181 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Maryville Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $694,880 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Villa Apts LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $389,586 and anticipated cash proceeds to the investment partnership of $18,190.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $13,190 is anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Osceola Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $588,185 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Rolling Brook III L.D.H.A. LP to a non- affiliated entity for its assumption of the outstanding mortgage balance of approximately $801,991 and cash proceeds to the investment limited partner of $30,000.  Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $15,000 will be returned to cash reserves Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Edgewood Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $757,734 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Lilac Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $690,713 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Taylor Mill Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $743,315 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 16).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 61 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $2,479,737 and $3,240,345, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.00, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 16 was $478,018 and $1,126,865, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008, and 2007, the net loss for series 16 was $1,290,259 and $1,501,940, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership and the fund management fee.

The Fitzgerald Building (Cass Partners, LP) is a 20-unit apartment building located in Plattsmouth, NE.  This property continues to operate below breakeven due to low occupancy. The first quarter 2008 physical occupancy averaged 5% and 2007 occupancy averaged 39%.  Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as update the kitchen appliances.  Also affecting the marketing of the property is its downtown location, lack of parking, and lack of amenities such as washer/dryer hook-ups.  The operating general partner has been able to reduce operating expenses over the last two years by self-managing the property.  The property insurance is current through December 2007; however, the 2005 through 2007 real estate taxes have not been paid.  The operating partnership is three years in arrears on the first mortgage from the City of Plattsmouth; however, the operating general partner has been in continual communication with the City on this matter and no default notice has yet been issued. As of March 2008, the payment due under the second mortgage was 15 days in arrears. Despite an expired operating deficit guaranty, the operating general partner has continued to fund operating deficits. However, the operating general partner has indicated that it will not be able to continue funding deficits. The City of Plattsmouth recently notified the operating general partner that, if the first mortgage is not brought current through an immediate payment of approximately $55,000, the City will begin foreclosure proceedings. In addition, the second mortgage matures in July 2008 and the lender has stated that it will not extend the term of the loan or refinance the debt. The investment general partner has analyzed the potential costs and benefits of maintaining the property through the 2008 compliance period and concluded that the cost of supporting the property’s operations through the end of the compliance period is too high. Avoiding tax credit recapture does not appear to justify the amount of the required investment.  As a result, the investment general partner believes a consensual transfer of the property to the lender prior to the end of the compliance period is likely. If this occurs, the Operating Partnership will experience recapture and interest in the estimated amount of $ 152,087.  This represents estimated recapture and interest of $27 per 1,000 BACs.

The operating general partner of Mariner’s Pointe Limited Partnership I and Mariner’s Pointe Limited Partnership II entered into an agreement to sell Mariner’s Pointe I & II. The transaction closed in March 2006. As part of the purchase agreement, the buyer is required to maintain the property as affordable housing through the end of the tax credit compliance period, and to provide a recapture bond to avoid the recapture of the tax credits that have been taken. The sales price for Mariner’s Pointe I & II was $4,587,705, which includes outstanding mortgage balances of approximately $3,998,707 and proceeds to the investment limited partnership of $264,924. Of the total investment limited partnership proceeds received, $110,860 represents a reimbursement of funds previously advanced to the Operating Partnership by the investment limited partnership, $52,500 represents payment of outstanding reporting fees due to an affiliate of the investment limited partnership and approximately $14,501 is for third party legal costs. Proceeds from the sale of $87,063 will be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid fund management fees, and accrued but unpaid expenses of the investment limited partnership. After all outstanding obligations of the investment limited partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Losses on the sale of the property were recorded by Series 16 of $(108,072) in the quarter ended March 31, 2006. The loss recorded represents the proceeds received by the investment limited partner, net of their remaining investment balance. Accordingly, a loss on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of ($23,530) as of March 31, 2006. At the time of the sale, the operating general partner retained some funds in an account in the name of the Operating Partnership to cover costs that would be incurred in the process of dissolving the Operating Partnership entity.  These funds were not fully utilized and the investment limited partnership share of the remaining funds was paid in June 2006.  Accordingly, a gain was recorded for the total additional proceeds received in the amount of $2,521 as of June 30, 2006.

Summersville Estates, LP (Summersville Estates) is a 24-unit low-income housing property located in Summersville, Missouri. Despite an occupancy average of 82%, the property operated above breakeven in 2007. As of March 2008, the property was 79% occupied. The property operated below breakeven at the end of the first quarter of 2008 due to low occupancy. Low occupancy is the result of a lack of rental assistance for four units and in addition the property is located in an impoverished and isolated area. Without rental assistance, potential residents in the area cannot afford the property’s rents. Management is considering converting eight one bedroom units into four three bedrooms.  Such changes would allow the property to provide rent-assisted apartments for all of its residents.  The investment general partner is working with management to assess the benefit of potential unit conversions. The investment general partner is also working with management to implement various marketing strategies to improve occupancy. The taxes, mortgage and insurance payments are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin.  The property operated at a deficit in 2007 due to an average occupancy of 82%. The average physical occupancy through the first quarter 2008 remained at 82%. Operating expenses continue to stay below the state average. However, due to an inability to raise rental rates and the high vacancy rate, the property continued to operate below breakeven in 2008. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents.  The operating general partner continues to financially support the Operating Partnership. The operating general partner operating deficit guarantee is unlimited in time and amount.  The mortgage, taxes, insurance and payables are current.

Lofts By The Market Apartments (1413 Leavenworth Historic, L.P.) is a 60-unit historic development located on the fringe of the historic warehouse district in downtown Omaha, Nebraska.  The property operated with positive cash flow through 1999. In 2000, the property began operating below breakeven as the result of ineffective management. Operations were further negatively impacted when deferred maintenance items, which were corrected in 2002, resulted in the property operating with a substantial negative cash flow. The original developer/general partner is still in place and continues to fund the operating deficits.  Over the past seven years, there have been four different management companies retained to manage the property.  This inconsistency contributed to the cash flow problems at the property.  In 2003, management of the property was transferred to Fieldcrest Management, which is an entity related to the operating general partner. The management company has implemented expense controls and has worked to decrease payables. In addition, the property refinanced the debt at the beginning of September 2005 and paid down some payables from the proceeds of the refinance. Despite an oversupply of apartments and condos in downtown Omaha, which are newer and offer more amenities, occupancy remains strong with the average for 2007 at 95% and the average for the first quarter of 2008 at 96%. Operations were above breakeven in 2007 and have remained above breakeven for the first quarter of 2008.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA.  In August 2006, a new site manager raised rents during substantial roof renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions, the original rents were reinstated and a new leasing staff was hired. Although the average annual occupancy for 2007 was only 65%, it steadily increased during the year ending with an average of 72% in the fourth quarter.  According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased need.  However, several businesses are rumored to be moving from Atlanta to McDonough which should increase the need for housing in the area.  The occupancy continues to show signs of improvement with an average of 75% for the first quarter of 2008.  Management forecasts a continued slow but steady increase in occupancy throughout 2008. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee.   The low income housing tax credit compliance period expires in 2008. All insurance, real estate taxes and mortgage payments are current.

Meadows of Southgate LDHA (Meadows of Southgate), is an 83-unit property located in Southgate, MI. Average occupancy for 2007 was 95%. In 2007, as the result of improving occupancy, the property operated above breakeven. As of March 2008, this property was 95% occupied. The newly hired site manager is actively marketing the community in the surrounding areas and more prospective residents are visiting the property.  The property is positioned in a convenient location and the management is optimistic that the physical occupancy will stabilize at 95%.  The mortgage, taxes, and insurance are current.

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

In January 2008, the investment general partner transferred 50% of its interest in Concord Associates, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $533,356 and cash proceeds to the investment partnership of $0.  The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in January 2009 for the assumption of half the remaining outstanding mortgage balance of approximately $533,356 and cash proceeds to the investment limited partner of $0.  In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment.  Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2008.

In January 2008, the investment general partner of Series 16 transferred 50% of its interest in Greenwood Apartments, L.P. to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $703,718 and cash proceeds to the investment partnership of $0.  The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in January 2009 for the assumption of half the remaining outstanding mortgage balance of approximately $703,718 and cash proceeds to the investment limited partner of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment.  Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership’s investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Branson Christian County, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,261,677 and anticipated cash proceeds to the investment partnership of $51,360.  The transaction is anticipated to close in January 2009.  Of the total proceeds anticipated to be received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $41,860 is anticipated to be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Westchester Village of St. Joseph, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,045,667 and anticipated cash proceeds to the investment partnership of $64,200.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, $6,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $53,200 is anticipated to be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Aztec Properties II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $981,850 and anticipated cash proceeds to the investment partnership of $32,100.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $27,100 is anticipated to be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Westchester Village of Oak Grove to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $902,995 and anticipated cash proceeds to the investment partnership of $35,310.  The transaction is anticipated to close in July 2008.  Of the total proceeds anticipated to be received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $27,310 is anticipated to be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 17).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the Series was 100%.  The series had a total of 47 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $1,850,697 and $2,772,035, respectively, in passive income tax losses that were passed through to the investors and also provided $0.77 and $0.00, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 17 was $779,743 and $1,286,994, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net loss for series 17 was $1,011,494 and $1,182,692, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership and the fund management fee.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI.  In 2005 occupancy averaged 84% and increased to an average of 90% in 2006. Although significant occupancy increases occurred during the second half of 2007, the final average occupancy for the year decreased to 82%. The property continued to operate below breakeven in 2007.  The operating general partner expects operations to stabilize in 2008 and be closer to breakeven.  The new site manager is aggressively addressing the high accounts receivable and accounts payable balances. The mortgage, real estate taxes and insurance payments are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48 unit (20 Low-Income Housing Tax Credit units) located in West Bath, Maine. The property operated below breakeven in 2007 and continued to operate below breakeven in the first quarter of 2008 due to vacancy loss.  Occupancy levels have been diminishing for the past couple of years, resulting in decreased rental income and increased accounts payable. Average occupancy in 2007 was 86% and has dropped to 75% in the first quarter of 2008. The closing of the Brunswick Naval Airbase and lack of funds to make vacant units rent ready has contributed greatly to the decrease in occupancy.  The investment general partner is currently working with the operating general partner to pay down the accounts payable and have the vacant units updated and rent ready in the second quarter of 2008.  Once the vacant units become rent ready, management feels they will then be able to stabilize occupancy above 90%.  All taxes, insurance, and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Leigh Acres, FL.  In 2007, the property operated with a small deficit due to an average occupancy of 74%. The occupancy at Park Place has historically averaged in the high 90% range.  In the first quarter of 2008 the property operated below breakeven and occupancy averaged 69%. Management has advised that the drop in occupancy is due to an increase in rental rates.  The increase in rental rates was required to cover the additional debt the property had to assume to fix the property after Hurricane Wilma. The property lost a number of long time tenants due to the rental rate increases. Management also stated another cause of the low occupancy is that local single family homes in the area are being rented for similar prices.  Management has increased their marketing efforts and is offering move-in specials to increase traffic. The investment general partner will monitor weekly traffic reports to ensure occupancy improves.  All taxes, insurance and mortgage payments are current and the final year of compliance is 2008.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. As a result of poor operations, the replacement reserve account was under-funded. The operating general partner was successful in refinancing the debt and obtaining successive rent increases in 2006 and 2007.  The property operated well through the first three quarters of 2007; however, a sharp decrease in occupancy resulted in deteriorating conditions in the fourth quarter and into the first quarter of 2008.  Occupancy dropped to an average of 71% in the fourth quarter due to evictions for non-payment of rent.  In January 2008 the site manager resigned, and there was no manager in place for four weeks to process applications.  In February 2008, there was a fire at the property which took two units off-line.  The units have not yet been repaired due to delays in Rural Development inspections, and processing the insurance claim.  The units have been an eyesore, and as a result occupancy has dropped to 52% in March 2008.  The management company has been very proactive in the last month, getting the necessary approvals to rebuild the units and work with the new site manager to lease units and improve occupancy.  The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expires in 2008.

Aspen Ridge Apartments (Aspen Ridge Apartments, L.P.) is a 42-unit development located in Omaha, Nebraska.  The property operated with positive cash flow through 1999.  In 2000 the property began operating below breakeven as the result of ineffective management. Operations were further negatively impacted when deferred maintenance was addressed in 2002. The original general partner is still in place and continues to fund the operating deficits.  Over the past seven years, there have been four different management companies retained to manage the property.  This inconsistency contributed to the cash flow problems at the property.  On June 1, 2003, management of the property was transferred to Fieldcrest Management, which is an entity related to the operating general partner. The management company has implemented expense controls and has worked to decrease payables. The property also refinanced the debt at the beginning of September 2005 and was able to pay some expenses from the proceeds of the refinance. Occupancy averaged 96% for 2007 and averaged 93% for the first quarter of 2008. The property operated above breakeven for the year 2007 and has remained above breakeven for the first quarter of 2008.  Significant legal fees were incurred in 2007 as the result of a resident lawsuit. The resident sued the Operating Partnership for discrimination;

however, the resident was one of several residents who received rent subsidies from the Omaha Housing Authority, referred to as OHA. When management terminated the OHA subsidy contract, the resident, along with the other residents receiving OHA rent subsidies, was offered the opportunity to remain as a resident at the non-subsidized rental rate or to vacate at the end of her lease. The Nebraska Equal Opportunity Commission has reviewed the case and has found no merit in her claim. The Operating Partnership was able to settle the case for $2,000 to cover the resident’s moving expenses and legal fees.

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS. Despite an average occupancy of 98%, the property operated below breakeven in 2007. The property operated below breakeven due to high maintenance expenses. To reduce maintenance expenses, management solicits competitive bids from outside contractors and the maintenance staff works to purchase parts and supplies at competitive prices. The property was 96% occupied as of March 2008 and the property operated below breakeven in the first quarter of 2008 due to carpet replacement, snow removal and heating expenses. To offset high operating expenses, a rent increase was implemented in May 2008. Monthly rents increased by $20 per unit, which will increase gross potential revenue by approximately $1,040 per month. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. The mortgage, taxes and insurance payments are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II – Series 14, Series 17 and Boston Capital Tax Credit Fund IV – Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner’s investment in the operating partnership in accordance with the equity method of accounting.  The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000.  The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Annadale Housing Partners (King’s View Apartments) is a 222-apartment property in Fresno, CA.  The property operated above breakeven in 2006 as a result of being funded primarily with soft debt.  Operating expenses were slightly higher than state averages but not of serious concern.  The main issue at Annadale is low occupancy.  Occupancy continued to suffer in 2007, averaging 82% in the fourth quarter. King’s View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years.  Management spends $11,500 per month on average for private security.  The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property.  Management has been working closely with the police department, which has diverted resources from other areas of the city to the King’s View neighborhood in the past few months.  This has made a positive impact on the area but the operating general partner is doubtful that the impact will be long lasting.  As a result of the substantial, visible crime in the area, management has had extreme difficulty in finding and maintaining quality tenants and numerous tenants have moved out of the area.  Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. The investment limited partner will continue to monitor occupancy and management efforts.

Cypress Point LP (Luarel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions, occupancy has steadily decreased from its average of near 100% to a 2007 average of 90%, and below breakeven operations for the year.  As new construction has halted in the Naples area, many construction employees and laborers have left the area for construction jobs in other areas of the country.  As construction employees made up a significant and regular portion of its tenant base, the property has been negatively affected and has had difficulty offsetting this loss with another target market.  In 2008, aggressive management and marketing strategies have allowed the property to improve its performance significantly.  As of May 2008, the property was 100% occupied.  Management was able to achieve this through re-directing their marketing approaches and increasing referral amounts.  The investment general partner will continue to monitor operations to ensure occupancy has stabilized.  The mortgage, real estate taxes and insurance payments are current.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Caneyville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $453,459 and cash proceeds to the investment limited partner of $18,400.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $13,400 will be returned to cash reserves held by Series 17.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Cloverport Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $713,558 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds anticipated to be received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held by Series 17.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 18).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2007 and 2006, the series, in total, generated $2,236,378 and $1,676,052, respectively, in passive income tax losses that were passed through to the investors and also provided $3.71 and $0.00, respectively, in tax credits per BAC to the investors.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 18 was $0 and $92,946, respectively.  Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net loss for series 18 was $533,939 and $1,009,403, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership and the fund management fee.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana.  The property operated below breakeven in 2007 due to declining occupancy.  Occupancy reached 100% in February 2007; however, it steadily declined to 63% by December 2007, the lowest since construction completion in December 1994.  The decline in occupancy is directly attributed to a rental rate increase of about $50 per unit.  The new rates were effective July 2007 for new move-ins or upon lease renewal.  The resident base is comprised of elderly residents that cannot afford even the slightest increase which is what led to a 12% decline from the 2006 average.  Additionally, the increased vacancy resulted in higher operating expenses as costs associated with evictions and turnovers were incurred.  Additionally, since the property was completed in 1994, deferred maintenance items exist at the site.  During the first quarter of 2008, occupancy continued to decline, averaging only 58%.  The operating general partner is adamant that current rents remain inadequate to cover normal operating expenses and the needed site improvements.  However, management is having difficulty finding qualified elderly applicants that can afford these rents.  The investment general partner will continue to monitor operations and occupancy closely.  The operating general partner is funding all deficits as needed.  All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2007, average physical occupancy was 93% and the property was operating below breakeven. The operating deficit was due to high maintenance expenses associated with making apartments rent ready. However, maintenance expenses are anticipated to decrease by 40% which will allow the property to operate above breakeven. In the first quarter 2008, occupancy continues to be strong. As of March 2008, this property was 100% occupied and able to breakeven. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. The property operated with an average occupancy of 95% in 2007. Average occupancy through March 2008 has been consistent with the prior year average at 94%. The operating expenses continue to stay below the state average.  Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents.  The operating general partner continues to financially support the partnership. The operating general partner’s operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants.  In 2007, occupancy averaged 79% and the property operated slightly below breakeven due to low occupancy caused by ineffective management. There is no hard debt associated with this partnership’s financing. The property continued to operate below breakeven in the first quarter of 2008; however, occupancy did improve. Occupancy was at 84% as of March 2008. According to the City of Boston, real estate tax payments have been made on all of the six parcels; however, only one parcel is current. The total amount outstanding, including interest and fees as of April 10, 2008 is $15,192. According to the Boston Water and Sewer Department, water and sewer payments are delinquent on all but one of the five accounts. The last payment on each account was made in February 2008. The total due by April 1, 2008 on all five accounts is $30,064. The investment general partner continues to monitor this partnership closely to ensure that taxes, water and sewer bills are paid. To improve occupancy, management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes. The Boston Housing Authority’s certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. The investment general partner will continue to monitor this partnership until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida.  The management company is a related entity to the operating general partner.  In 2007, occupancy averaged 83% and, as a result, the property operated slightly below breakeven.  The property continued to operate below breakeven in the first quarter of 2008 as occupancy remained low, averaging 83%.  The drop in occupancy is due to the addition of new tax credit properties in the market. To increase traffic and boost occupancy, the operating general partner has hired a third party professional leasing agent. The leasing agent has a thorough understanding of the local market and strong connections with the local housing authority. The leasing agent is working with management to develop a comprehensive marketing and outreach program. The investment general partner will continue to monitor operations and work with the management company to help improve occupancy. All tax, insurance, and mortgage payments are current.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. In 2007, the occupancy averaged 100% and the property maintained 100% occupancy. In the first quarter of 2008 the property continues to operate above breakeven. Historically, this partnership has had issues regarding timely payment of tax and water/sewer bills. The City of Chelsea has confirmed that all payments are current for real estate taxes, water, and sewer.  The next real estate tax payment is due on May 1, 2008 and the next water and sewer payment is due on April 29, 2008. The operating general partner’s operating deficit guarantee is unlimited as to time and amount.  The mortgage and insurance payments are current.

Parvin’s L.P. (Parvin’s Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. This property experienced a significant drop in occupancy in 2006, averaging 89% compared to 98% in 2005. This occupancy decline was due to management’s difficulty in finding qualified residents.  In 2007, the operating general partner received preliminary approval to convert three units set aside for the homeless into Section 8 housing.  This has helped to improve occupancy levels, which averaged 96% during the third and fourth quarter of 2007.  Although the property incurred a significant cash deficit in 2007, the shortfall decreased by 36% in comparison to 2006. The operating general partner continues to fund operating deficits as needed.  The real estate taxes, mortgage, and insurance payments are all current.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 75% for 2007 and the property continued to operate below breakeven. In 2006 a $270,000 rehabilition was completed in an effort to make the units more marketable. The improvements were funded entirely by the operating general partner. The operating general partner believes that Bentonville is a growing community and making the improvements to the property will increase occupancy and improve operations; however, performance continued to struggle after the completion of the project. January and February 2008 occupancy was 45% and 52%, respectively. At the end of 2007, the general partner dismissed the management company and replaced the on-site manager. The property is currently being owner managed. According to the operating general partner, the focus in early 2008 has been on improving collections, and they have been successful in reducing the tenant receivables. In 2007, a portion of the parking lot was sold to the Arkansas State Highway Commission to be used for highway construction purposes.  A new ramp is being built by the property and the road is being expanded to accommodate the increase in traffic.  The operating general partner anticipates this should improve occupancy significantly as the property will have an advantagous location next to the highway for commuters and will also increase site visibility.  The operating general partner anticipates occupancy should begin to improve and reach near 90% by August 2008. The investment general partner will continue to monitor occupancy and operations to ensure that performance picks up. In addition, a site visit is scheduled for the first half of 2008.  The operating general partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments)is a 20-unit property located in Humboldt, IA.  The property operated below breakeven in 2005 and 2006 due to low occupancy, 82% in 2005 and 89% in 2006, and high maintenance expenses related to resident turnover. In order to fund the operating deficits, reserves were not funded to the required levels.  Historical and ongoing challenges cited by management include competition for one-bedroom units from a neighboring senior development, past problem tenants that required eviction, difficulty attracting quality tenants, and the poor state of the local economy.  Forty percent of the apartments at the property are one bedroom units and, historically, these have been the most difficult to fill.  Management targets seniors for one-bedroom units through outreach with various housing programs.  Management relies heavily on word of mouth and the local housing authority for rental traffic but also runs an advertisement for the property in a free weekly advertiser that is distributed throughout town.  In addition, management obtained approval to offer a rental incentive of a gas card or grocery card for new tenants starting in the first quarter of 2007.  These efforts, as well as an increased focus on quick application turnaround, have increased traffic and occupancy at the property.  Occupancy was 90% in March 2008 and averaged 88% for the first quarter of 2008.  The property operated slightly below breakeven in 2007.  Management anticipates the partnership to operate above breakeven and the replacement reserve to be fully funded by year end 2008. In March 2007, the investment limited partner negotiated the transfer of the operating general partner interest to National Affordable Housing Foundation, a local company with a good working relationship with Rural Development. As part of this transaction, the Foundation originally agreed to obtain a conventional loan to replace two roofs at the property that have had problems with loose shingles, reface kitchen and bathroom cabinets in ten units, and remove and replace parking lot concrete.  As of the first quarter 2008, the Foundation obtained Rural Development rental rate increase approval that will allow them to make larger replacement reserve deposits going forward instead of taking on additional debt. These larger deposits will be used to fund Rural Development approved capital needs.  The capital needs assessment includes replacement of two roofs, concrete work and cabinetry repairs, all to be completed by year end 2008.  The investment limited partner will work closely with the operating general partner to monitor the capital improvements, funding of the replacement reserve, and ensure operational stabilization.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA.  The property operated above breakeven in 2005. A decline in occupancy that began in the fourth quarter of 2005 and continued into 2006 to a low of 58% resulted in an operating deficit at year end 2006.  As a result of low occupancy, the property was unable to make the September 2006 tax payment.  The large decrease in occupancy was the result of a lack of oversight by management.  Management had been very slow to evict problem tenants at the property.  As a result, the police were called to the site frequently and over time Marengo Park developed a poor reputation in the community.  In addition, an August 2006 inspection by Rural Development showed numerous deficiencies in the nine units that were vacant at the time.  In the first quarter of 2007, the investment general partner negotiated the transfer of the operating general partner interest to National Affordable Housing Foundation, a local company with a good working relationship with Rural Development.  The transfer occurred on March 30, 2007.  Upon transfer, the Foundation paid the outstanding September 2006 tax bill as well as the March 2007 tax bill.  After several years of unsuccessful site management, a new site manager was hired in June 2007 and she has had an immediate impact on the property.  The site manager is splitting her time between Marengo Park and the 84-unit senior property across the street.  The site manager frequently walks the site and is always available to meet with prospective residents.  National Management negotiated an agreement with the owners of the senior property, and Marengo Housing transformed a portion of common space at that property into an office to be used for both properties.  This was completed in October 2007.  With the help of an on-site location and normal office hours, management has been able to offer assistance on applications, provide quick application turnaround, offer property tours, and also track undesirable tenants and make prompt evictions when necessary. Management’s focus on quick application turnaround and follow-up resulted in an increase in occupancy to 88% as of the end of the fourth quarter 2007; however, due to the eviction of four non-paying residents in the first quarter of 2008, occupancy averaged 76% for the quarter.  With improved operations, the property was able to fund the September 2007 and March 2008 tax payments through operations.  Current marketing efforts include advertising in a local newspaper, distributing flyers, contacting local employers, and offering a gas card or grocery card to new tenants.  The investment general partner will work closely with the new operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven.

Rio Grande Apartments, LTD (Rio Grande Apartments) is a 100-unit property located in Eagle Pass, TX.  The property has experienced a drop in occupancy since September 2006.  A hailstorm hit the property causing significant roof damage, resulting in leaks in approximately twenty of the units, making them uninhabitable.  The repair work progressed much slower than was originally anticipated and was completed in early May 2007.  Since units were offline during repairs, occupancy averaged 80% during the first quarter of 2007 and the property operated below breakeven for the year.  Occupancy increased to 95% in the third quarter and maintained at 100% in the fourth quarter 2007 and first quarter 2008. The investment general partner will continue to monitor operations to ensure stabilization.  All taxes, insurance and mortgage payments are current.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Richmond Manor, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $989,268 and anticipated cash proceeds to the investment partnership of $38,520.  The transaction is anticipated to close in January 2009.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $33,520 is anticipated to be returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Troy Estates, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $657,793 and anticipated cash proceeds to the investment partnership of $25,680.  The transaction is anticipated to close in January 2009.  Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 19).  As of March 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2008, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2007 and 2006, the series, in total, generated $2,133,916 and $2,174,908, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating

Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.

As of March 31, 2008 and 2007, Investments in Operating Partnerships for Series 19 was $193,683 and $550,310, respectively.  Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2008 and 2007, the net loss for series 19 was $814,345 and $2,010,656, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnerships and the fund management fee.

Ankeny Housing Associates Two L.P, (Delaware Crossing Apartments) is a 152-unit property located in Ankeny, Iowa. In 2007, occupancy averaged 93% and the property operated below breakeven, due to high utility, tax, and insurance expenses. In addition, high water and seasonal heating expenses have contributed to below breakeven operations. As of March 2008, the property was 95% occupied but the property continued to operate below breakeven due to high operating expenses. Since occupancy is strong, the investment general partner suggested that management implement a rent increase to offset high operating expenses. The investment general partner will continue to work with the operating general partner to monitor expense levels.  Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. All tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire.

Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas.  In 2007, the property operated with a cash flow deficit due to insufficient rental rates, which could not support normal operating expenses.  The last rent increase approved by Rural Development was implemented in the first quarter of 2006, but was less than half of the identified need.  In 2007, the operating general partner continued to work with Rural Development in an effort to gain approval for another increase, but no increase was granted.  During 2007, occupancy remained strong averaging 97%, but the rental rates remained inadequate to generate enough revenue to support normal operating expenses.  Rural Development approved a rent increase of approximately $30 per unit effective January 1, 2008 for new move-ins or upon lease renewal.  This increase is expected to significantly improve operations in 2008.  During the first quarter 2008, occupancy averages 100% and operations appear to be improving as more revenue is generated to support the operating expenses.  The operating general partner continues to fund all deficits as needed.  The investment general partner will continue to monitor the partnership’s operations closely.  All real estate tax, mortgage, and insurance payments are current.  On December 31, 2008, the 15-year low income housing tax credit compliance period will expire.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas.  Rental rate increases were implemented in 2006 and 2007, yet the rents were still inadequate to cover normal operating expenses.  Rural Development approved another increase of approximately $15 per unit effective January 1, 2008 for new move-ins or upon lease renewal.  Although the increased rents will generate more revenue, it is much less than the requested increase of $60 per unit.  During 2007, occupancy fluctuated from 83% to 96% and averaging 91% for the year.  The vacancies were due to the raised rents, as well as evictions.  Unit and curb appeal improvements were ongoing throughout 2007.  During the last quarter 2007, occupancy began to rebound as each vacant unit was evaluated and updated as necessary. The manager is adamant that the improvements are necessary to obtain and maintain a better resident base.  During the first quarter of 2008, occupancy has increased to average 92%.  The operating general partner is hopeful that the approved rent increase and site improvements will improve operations in 2008. The operating general partner is funding all deficits as needed.  The investment general partner will continue to monitor the property’s improvements, occupancy and operations.  All tax, mortgage, and insurance payments are current.  On December 31, 2008, the 15-year low income housing tax credit compliance period will expire.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven due to low rent levels.  Occupancy at the property averaged 88% in 2006, and 98% in 2007.  The average occupancy for the first quarter of 2008 is 99%.  In an effort to improve occupancy, the property offered one-month free rent for new residents as well as one-month free rent for resident referrals.  Management expanded their outreach and advertising to attract potential residents from bordering communities.  As a result, occupancy improved significantly.  Despite strong occupancy, the property continues to operate below breakeven through the first quarter of 2008 due to the low rent levels that are not sufficient to cover operating expenses.  The property received a grant of $40,000 from the State to enable the property to reduce the rents for the residents but not lose any income.  Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce its operating deficits.  The second mortgage is due in November 2008 and debt service payments for the first mortgage will begin December 1, 2008. The operating general partner has contacted the lender about extending the payment dates until after the end of the tax credit compliance in 2009, and is awaiting a response.  The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The property has suffered low occupancy due to poor management.  A new management company started in early 2006.  The property improved in 2007 with an average occupancy of 87%.  The management company is working to make all vacant units market ready and is networking with local businesses to attract income qualified applicants.  The first quarter of 2008 showed signs of improvement increasing to 89% from 83% in the fourth quarter of 2007.  Further improvements are still needed as the property is operating below breakeven. The operating general partner passed away in the second quarter of 2007 and his widow is now the operating general partner.  Their grandson is assuming the day-to-day operations of the partnership but communication has been intermittent and calls have gone unanswered.  The investment general partner will continue to follow up with the operating general partner until all communication issues are resolved.  The low income housing tax credit compliance period expires in 2009.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy.  Through the first quarter of 2008, average occupancy is 93%, and has steadily increased each month to reach 95% as of March 2008.  The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs.  In 2003 an engineer’s report identified foundation and stress cracks in a number of buildings on site.  The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line.  In efforts to market the units, management reduced the move-in deposit and has been networking with local employers.  The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition, as all structural repairs have been addressed and operations are improving to pre-project levels.  The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL.   Occupancy increased to 97% in 2007 but the property still

operated below breakeven.  Occupancy has averaged 92% through the first quarter of 2008. Leasing concessions have been eliminated completely at the moment.  Management has implemented more stringent credit and criminal background checks on prospective tenants in an effort to minimize delinquency. Low rent levels and turnover costs are the primary reasons for the 2007 cash deficit. The property’s mortgage is current and the replacement reserve is adequately funded.  The tax and insurance escrow accounts remain under-funded and will consequently rely on reserves, which are ample.  The operating deficit is being funded with a cash overdraft, which is currently $39,000.  The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges.  The operating deficit guarantee is unlimited in time and amount. The property’s low income housing tax credit compliance period expires in 2009.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama.  The 2007 occupancy average was 99% and operating expenses decreased from 2006; however, the property continued to operate below breakeven. Through the first quarter of 2008, occupancy is 100%. The current rent levels do not allow enough revenue to cover operating expenses.  The operating deficit is being funded with a cash overdraft that is currently $10,120.  The replacement reserve is adequately funded.  The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status.  The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period for the property ends in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately twenty-six miles from downtown Atlanta.  Over the past few years, occupancy has suffered from the over-development of the Georgia market, but began to increase in the third and fourth quarters of 2007.  However, the low occupancy in the beginning of the year and increased security and administrative expenses resulted in below breakeven operations.  Through the first quarter of 2008, occupancy averaged 97% and operations resulted in a small deficit due to high operating expenses. To date, the operating general partner has advanced $238,600 in operating deficit funding.  The mortgage, taxes and insurance payments are current.  The low income housing tax credit compliance period expires in 2008.

In February 2008, the investment general partner of Community Dynamics – Plano, Ltd. approved an agreement to sell the property and the transaction is anticipated to close in July 2008.   The anticipated sales price for the property is $11,500,000, which includes the outstanding mortgage balance of approximately $6,381,560 and cash proceeds to the investment limited partner of $2,078,576.  Of the total proceeds anticipated to be received, $120,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $1,943,576 is anticipated to be returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In February 2008, the investment general partner of Community Dynamics – Fort Worth, Ltd. approved an agreement to sell the property and the transaction is

anticipated to close in July 2008.   The anticipated sales price for the property is $11,500,000, which includes the outstanding mortgage balance of approximately $5,087,038 and cash proceeds to the investment limited partners of $3,986,185.  Of the total proceeds anticipated to be received, $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $3,946,185 is anticipated to be returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Contractual Obligations

Not Applicable

Off Balance Sheet Arrangements

None

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008.  In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007 the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, “Business Combinations” (“SFAS 141 R”).  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  The standard is effective for fiscal years ending after December 15, 2008.  The Fund is currently evaluating the impact of the adoption of SFAS 141 R on its financial statements.  However, the Fund does not expect SFAS 141R to have a material impact on the Fund’s statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund’s financial statements.

Item 7a.                  Quantitative and Qualitative Disclosure About Market Risk

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

(b)           Management’s Annual Report on Internal Control over Financial Reporting Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates III LP, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2008. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2008, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

(c)           Changes in Internal Controls There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 59, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the  Mitchell-Danforth Task Force, which reviewed and suggested reforms to  the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 46, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 61, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 44, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)

The Fund has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The general partner of the Fund, Boston Capital Associates III LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to, Marc N. Teal Boston Capital Corp. One Boston Place Boston, MA 02108.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2008 fiscal year:

1.       An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.  The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2008 was $2,073,124.

2.       The Fund has reimbursed an affiliate of the general partner a total of $112,535 for amounts charged to operations during the year ended March 31, 2008.  The reimbursement includes postage, printing, travel, and overhead allocations.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management

(a)           Security ownership of certain beneficial owners.

As of March 31, 2008, 21,996,102 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	8.24%
Series 16	10.23%
Series 17	9.71%
Series 18	9.32%
Series 19	9.01%

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

Item 13.                  Certain Relationships and Related Transactions and Director Independence.

(a)           Transactions with related persons.

The Fund has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note C of Notes to Financial Statements in Item 14 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2008.

(b)           Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)           Transactions with Promoters and certain control persons.  Not applicable.

(d)           Independence. The Fund has no directors.

Item 14.         Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2008 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$34,199	$34,469	$28,219	$22,759	$19,869

Audit Related Fees	1,250	1,000	2,000	1,250	1,750

Tax Fees	14,925	13,975	11,125	8,845	7,325

All Other Fees	—	—	—	—	—

Total	$50,374	$49,444	$41,344	$32,854	$28,944

Fees paid to the Fund’s independent auditors for fiscal year 2007 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$32,850	$33,110	$27,100	$21,850	$19,070

Audit Related Fees	1,250	1,000	1,500	1,250	1,000

Tax Fees	14,510	14,140	11,000	8,590	7,110

All Other Fees	—	—	—	—	—

Total	$48,610	$48,250	$39,600	$31,690	$27,180

Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)   1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 -

Balance Sheets, March 31, 2008 and 2007

Statements of Operations for the years ended March 31,2008 and 2007.

Statements of Changes in Partners’ Capital for the years ended March 31, 2008 and 2007.

Statements of Cash Flows for the years ended March 31, 2008 and 2007.

Notes to Financial Statements March 31, 2008 and 2007

Sable Chase of McDonough, L.P.

Filed Herein as Exhibit 99.1

Independent Auditors’ Report

Balance Sheets, December 31, 2007 and 2006

Statements of Operations, Years ended December 31, 2007 and 2006

Statements of Cash Flow, Years ended December 31, 2007 and 2006

Statements of Changes in Partners’ Capital, Years ended December 31, 2007 and 2006

Notes to Financial Statements, Years ended December 31, 2007 and 2006

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1.Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

July 14, 2008	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 14, 2008	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

July 14, 2008	/s/ Marc N. Teal	Chief Financial Officer
(Principal Financial
	Marc N. Teal	and Accounting Officer)
C&M Management Inc.;
Chief Financial Officer
(Principal Financial
and Accounting Officer)
BCTC III Assignor Corp.