Form 10-Q
period 2008-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2008-08-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2008

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 2008

Part I. Financial information

Item 1. FINANCIAL STATEMENTS

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
FOR THE QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS (CONTINUED)

Notes to Financial Statements *

Note A Organization *

Note B Accounting and financial reporting policies *

Note C Related Party Transactions 28

Note D Investments in operating partnerships 29

COMBINED STATEMENTS OF OPERATIONS 31

Combined Statement of Operations Series 15 32

Combined Statement of Operations Series 16 33

Combined Statement of Operations Series 17 34

Combined Statement of Operations Series 18 35

Combined Statement of Operations Series 19 36

Note E Taxable Loss 37

Note F Subsequent Event 37

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Liquidity 38

Capital Resources 39

Results of Operations 40

principal accounting policies and estimates 62

Item 3. Quantitative and Qualitative 64

Item 4T. Controls and Procedures 64

Part II Other Information 65

Item 1. Legal Proceedings 65

Item 1A. Risk Factors 65

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 65

Item 3. Defaults Upon Senior Securities 65

Item 4. Submission of Matters to a Vote of Security Holders 65

Item 5. Other Information 65

Item 6. Exhibits 65

SIGNATURES 66

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,554,006	$ 1,661,004

OTHER ASSETS

Cash and cash equivalents	821,743	775,079
Deferred acquisition costs, net of accumulated amortization (Note B)	743,578	756,674
Other assets	56,367	63,707
	$ 3,175,694	$ 3,256,464

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 16,145	$ 18,050
Accounts payable affiliates	26,880,620	26,335,867
Capital contributions payable	158,311	158,311
	27,055,076	26,512,228

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(21,770,310)	(21,152,928)
General Partner	(2,109,072)	(2,102,836)
	(23,879,382)	(23,255,764)
	$ 3,175,694	$ 3,256,464

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 188,832	$ 209,560

OTHER ASSETS

Cash and cash equivalents	199,326	200,415
Deferred acquisition costs, net of accumulated amortization (Note B)	109,045	110,958
Other assets	21,367	28,707
	$ 518,570	$ 549,640

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 16,145	$ 16,526
Accounts payable affiliates	5,136,738	5,080,035
Capital contributions payable	-	-
	5,152,883	5,096,561

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(4,265,780)	(4,179,262)
General Partner	(368,533)	(367,659)
	(4,634,313)	(4,546,921)
	$ 518,570	$ 549,640

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 455,279	$ 478,018

OTHER ASSETS

Cash and cash equivalents	204,921	197,645
Deferred acquisition costs, net of accumulated amortization (Note B)	151,052	153,702
Other assets	-	-
	$ 811,252	$ 829,365

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	7,369,545	7,210,716
Capital contributions payable	71,862	71,862
	7,441,407	7,282,959

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(6,097,244)	(5,922,449)
General Partner	(532,911)	(531,145)

	(6,630,155)	(6,453,594)
	$ 811,252	$ 829,365

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 772,018	$ 779,743

OTHER ASSETS

Cash and cash equivalents	198,117	190,524
Deferred acquisition costs, net of accumulated amortization (Note B)	155,544	158,372
Other assets	30,000	30,000
	$ 1,155,679	$ 1,158,639

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	7,087,211	6,957,896
Capital contributions payable	67,895	67,895
	7,155,106	7,026,172

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(5,518,655)	(5,388,080)
General Partner	(480,772)	(479,453)
	(5,999,427)	(5,867,533)
	$ 1,155,679	$ 1,158,639

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	73,525	76,676
Deferred acquisition costs, net of accumulated amortization (Note B)	119,569	121,667
Other assets	5,000	5,000
	$ 198,094	$ 203,343

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	4,493,373	4,396,304
Capital contributions payable	18,554	18,554
	4,511,927	4,415,239

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(3,960,468)	(3,859,550)
General Partner	(353,365)	(352,346)
	(4,313,833)	(4,211,896)
	$ 198,094	$ 203,343

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 137,877	$ 193,683

OTHER ASSETS

Cash and cash equivalents	145,854	109,819
Deferred acquisition costs, net of accumulated amortization (Note B)	208,368	211,975
Other assets	-	-
	$ 492,099	$ 515,477

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	2,793,753	2,690,916
Capital contributions payable	-	-
	2,793,753	2,691,297

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	(1,928,163)	(1,803,587)
General Partner	(373,491)	(372,233)
	(2,301,654)	(2,175,820)
	$ 492,099	$ 515,477

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 4,922	$ 7,988
Other income	23,088	8,925
	28,010	16,913

Share of Income (Loss) from Operating Partnerships(Note D)	(91,998)	(399,749)

Expenses
Professional fees	8,625	9,068
Fund management fee (Note C)	511,252	514,110
Amortization	13,096	13,096
General and administrative expenses	26,657	11,273
	559,630	547,547

NET LOSS	$ (623,618)	$ (930,383)

Net loss allocated to limited assignees	$ (617,382)	$ (921,078)

Net loss allocated to general partner	$ (6,236)	$ (9,305)

Net loss per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2008	2007

Income
Interest income	$ 1,372	$ 3,042
Other income	3,600	414
	4,972	3,456

Share of Income (Loss) from Operating Partnerships(Note D)	(5,728)	8,977

Expenses
Professional fees	1,792	1,809
Fund management fee	76,265	76,179
Amortization	1,913	1,913
General and administrative expenses	6,666	2,046
	86,636	81,947

NET LOSS	$ (87,392)	$ (69,514)

Net loss allocated to limited assignees	$ (86,518)	$ (68,819)

Net loss allocated to general partner	$ (874)	$ (695)

Net loss per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 16

	2008	2007

Income
Interest income	$ 1,239	$ 1,548
Other income	2,549	1,112
	3,788	2,660

Share of Income (Loss) from Operating Partnerships(Note D)	(22,739)	(207,953)

Expenses
Professional fees	1,783	1,830
Fund management fee	146,814	140,606
Amortization	2,650	2,650
General and administrative expenses	6,363	2,884
	157,610	147,970

NET LOSS	$ (176,561)	$ (353,263)

Net loss allocated to limited assignees	$ (174,795)	$ (349,730)

Net loss allocated to general partner	$ (1,766)	$ (3,533)

Net loss per BAC	$ (.03)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2008	2007

Income
Interest income	$ 1,187	$ 1,443
Other income	3,582	6,334
	4,769	7,777

Share of Income (Loss) from Operating Partnerships(Note D)	(7,725)	(71,573)

Expenses
Professional fees	2,523	1,819
Fund management fee	119,517	106,928
Amortization	2,828	2,828
General and administrative expenses	4,070	2,591
	128,938	114,166

NET LOSS	$ (131,894)	$ (177,962)

Net loss allocated to limited assignees	$ (130,575)	$ (176,182)

Net loss allocated to general partner	$ (1,319)	$ (1,780)

Net loss per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2008	2007

Income
Interest income	$ 466	$ 837
Other income	478	1,000
	944	1,837

Share of Income (Loss) from Operating Partnerships(Note D)	-	(28,820)

Expenses
Professional fees	1,313	1,802
Fund management fee	94,687	93,631
Amortization	2,098	2,098
General and administrative expenses	4,783	1,778
	102,881	99,309

NET LOSS	$ (101,937)	$ (126,292)

Net loss allocated to limited assignees	$ (100,918)	$ (125,029)

Net loss allocated to general partner	$ (1,019)	$ (1,263)

Net loss per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2008	2007

Income
Interest income	$ 658	$ 1,118
Other income	12,879	65
	13,537	1,183

Share of Income (Loss) from Operating Partnerships(Note D)	(55,806)	(100,380)

Expenses
Professional fees	1,214	1,808
Fund management fee	73,969	96,766
Amortization	3,607	3,607
General and administrative expenses	4,775	1,974
	83,565	104,155

NET LOSS	$ (125,834)	$ (203,352)

Net loss allocated to limited assignees	$ (124,576)	$ (201,318)

Net loss allocated to general partner	$ (1,258)	$ (2,034)

Net loss per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(21,152,928)	$ (2,102,836)	$(23,255,764)

Net loss	(617,382)	(6,236)	(623,618)

Partners' capital (deficit), June 30, 2008	$(21,770,310)	$ (2,109,072)	$(23,879,382)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2008	$ (4,179,262)	$ (367,659)	$ (4,546,921)

Net loss	(86,518)	(874)	(87,392)

Partners' capital (deficit), June 30, 2008	$ (4,265,780)	$ (368,533)	$ (4,634,313)

Series 16
Partners' capital (deficit) April 1, 2008	$ (5,922,449)	$ (531,145)	$ (6,453,594)

Net loss	(174,795)	(1,766)	(176,561)

Partners' capital (deficit), June 30, 2008	$ (6,097,244)	$ (532,911)	$ (6,630,155)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2008	$ (5,388,080)	$ (479,453)	$ (5,867,533)

Net loss	(130,575)	(1,319)	(131,894)

Partners' capital (deficit), June 30, 2008	$ (5,518,655)	$ (480,772)	$ (5,999,427)

Series 18
Partners' capital (deficit) April 1, 2008	$ (3,859,550)	$ (352,346)	$ (4,211,896)

Net loss	(100,918)	(1,019)	(101,937)

Partners' capital (deficit), June 30, 2008	$ (3,960,468)	$ (353,365)	$ (4,313,833)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2008	$(1,803,587)	$ (372,233)	$(2,175,820)

Net loss	(124,576)	(1,258)	(125,834)

Partners' capital (deficit), June 30, 2008	$(1,928,163)	$ (373,491)	$(2,301,654)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (623,618)	$ (930,383)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	1,806
Amortization	13,096	13,096
Share of (Income)Loss from Operating Partnerships	91,998	399,749
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,905)	15,000
Decrease (Increase) in other assets	7,340	-
(Decrease) Increase in accounts payable affiliates	544,753	(400,042)

Net cash (used in) provided by operating activities	31,664	(900,774)

Proceeds from sale of operating Limited Partnerships:	15,000	56,152

Net cash (used in) provided by investing activities	15,000	56,152

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,664	(844,622)

Cash and cash equivalents, beginning	775,079	1,947,702

Cash and cash equivalents, ending	$ 821,743	$ 1,103,080

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (87,392)	$ (69,514)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	1,913	1,913
Share of (Income)Loss from Operating Partnerships	5,728	(8,977)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	15,000
Decrease (Increase) in other assets	7,340	-
(Decrease) Increase in accounts payable affiliates	56,703	(886,510)

Net cash (used in) provided by operating activities	(16,089)	(948,088)

Proceeds from sale of operating Limited Partnerships:	15,000	56,152

Net cash (used in) provided by investing activities	15,000	56,152

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,089)	(891,936)

Cash and cash equivalents, beginning	200,415	1,345,224

Cash and cash equivalents, ending	$ 199,326	$ 453,288

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (176,561)	$ (353,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	2,650	2,650
Share of (Income)Loss from Operating Partnerships	22,739	207,953
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	158,829	158,829

Net cash (used in) provided by operating activities	7,276	16,169

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,276	16,169

Cash and cash equivalents, beginning	197,645	190,149

Cash and cash equivalents, ending	$ 204,921	$ 206,318

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (131,894)	$ (177,962)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	1,806
Amortization	2,828	2,828
Share of (Income)Loss from Operating Partnerships	7,725	71,573
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	129,315	129,315

Net cash (used in) provided by operating activities	7,593	27,560

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,593	27,560

Cash and cash equivalents, beginning	190,524	165,814

Cash and cash equivalents, ending	$ 198,117	$ 193,374

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (101,937)	$ (126,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	2,098	2,098
Share of (Income)Loss from Operating Partnerships	-	28,820
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	97,069	95,487

Net cash (used in) provided by operating activities	(3,151)	113

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,151)	113

Cash and cash equivalents, beginning	76,676	107,343

Cash and cash equivalents, ending	$ 73,525	$ 107,456

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (125,834)	$ (203,352)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	3,607	3,607
Share of (Income)Loss from Operating Partnerships	55,806	100,380
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,837	102,837

Net cash (used in) provided by operating activities	36,035	3,472

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,035	3,472

Cash and cash equivalents, beginning	109,819	139,172

Cash and cash equivalents, ending	$ 145,854	$ 142,644

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30,2008

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
June 30,2008

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2008 and for the three months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30,2008

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of June 30, 2008 the Fund has accumulated unallocated acquisition amortization totaling $1,149,761.  The breakdown of accumulated unallocated acquisition amortization within the fund as of June 30, 2008 and 2007 is as follows:

	2008	2007

Series 15	$ 180,125	$ 172,473
Series 16	312,379	301,779
Series 17	272,205	260,893
Series 18	195,368	186,977
Series 19	189,684	175,255
	$1,149,761	$1,097,377

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2008 and 2007 are as follows:

	2008	2007
Series 15	$106,703	$113,490
Series 16	158,829	158,829
Series 17	129,315	129,315
Series 18	95,487	95,487
Series 19	102,837	102,837
	$593,171	$599,958

The fund management fees paid for the three months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Series 15	$50,000	$ 1,000,000
	$50,000	$ 1,000,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30,2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2008 and 2007, the Fund had limited partnership interests in 225 and 229 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2008 and 2007 is as follows:

	2008	2007
Series 15	57	61
Series 16	61	61
Series 17	47	47
Series 18	34	34
Series 19	26	26
	225	229

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2008 and 2007 are as follows:

	2008	2007

Series 15	$ -	$ 4,208
Series 16	71,862	71,862
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$158,311	$162,519

During the three months ended June 30, 2008 the Fund disposed of one Operating Partnership. A summary of the dispositions by Series for June 30, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 15	1	-	$15,000	$15,000
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	1	-	$15,000	$15,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30,2008

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2008.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2008	2007

Revenues
Rental	$ 13,311,762	$ 14,450,110
Interest and other	620,116	505,362

	13,931,878	14,955,472

Expenses
Interest	3,102,286	3,162,755
Depreciation and amortization	3,818,531	4,059,763
Operating expenses	9,208,171	9,600,139
	16,128,988	16,822,657

NET LOSS	$(2,197,110)	$(1,867,185)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(2,175,139)	$(1,848,512)

Net loss allocated to other Partners	$ (21,971)	$ (18,673)

* Amounts include $2,068,141 and $1,392,611 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2008	2007

Revenues
Rental	$ 2,451,014	$ 2,578,088
Interest and other	104,722	77,471

	2,555,736	2,655,559

Expenses
Interest	525,571	562,264
Depreciation and amortization	702,334	723,435
Operating expenses	1,714,945	1,749,673
	2,942,850	3,035,372

NET LOSS	$ (387,114)	$ (379,813)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (383,243)	$ (376,015)

Net loss allocated to other Partners	$ (3,871)	$ (3,798)

* Amounts include $362,515 and $328,840 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2008	2007

Revenues
Rental	$ 3,482,035	$ 3,751,625
Interest and other	227,381	132,803

	3,709,416	3,884,428

Expenses
Interest	821,331	700,840
Depreciation and amortization	1,050,827	1,016,373
Operating expenses	2,489,772	2,492,469
	4,361,930	4,209,682

NET LOSS	$ (652,514)	$ (325,254)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (645,989)	$ (322,001)

Net loss allocated to other Partners	$ (6,525)	$ (3,253)

* Amounts include $623,250 and $114,048 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2008	2007

Revenues
Rental	$ 3,601,461	$ 3,675,352
Interest and other	113,053	86,805

	3,714,514	3,762,157

Expenses
Interest	845,820	738,154
Depreciation and amortization	967,557	973,779
Operating expenses	2,421,378	2,485,621
	4,234,755	4,197,554

NET LOSS	$ (520,241)	$ (435,397)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (515,038)	$ (431,042)

Net loss allocated to other Partners	$ (5,203)	$ (4,355)

* Amounts include $507,313 and $359,469 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2008	2007

Revenues
Rental	$ 1,933,236	$ 1,904,763
Interest and other	89,912	79,041

	2,023,148	1,983,804

Expenses
Interest	411,613	409,213
Depreciation and amortization	557,508	609,578
Operating expenses	1,485,936	1,320,890
	2,455,057	2,339,681

NET LOSS	$ (431,909)	$ (355,877)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (427,590)	$ (352,318)

Net loss allocated to other Partners	$ (4,319)	$ (3,559)

* Amounts include $427,590 and $323,498 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2008	2007

Revenues
Rental	$ 1,844,016	$ 2,540,282
Interest and other	85,048	129,242

	1,929,064	2,669,524

Expenses
Interest	497,951	752,284
Depreciation and amortization	540,305	736,598
Operating expenses	1,096,140	1,551,486
	2,134,396	3,040,368

NET LOSS	$ (205,332)	$ (370,844)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (203,279)	$ (367,136)

Net loss allocated to other Partners	$ (2,053)	$ (3,708)

* Amounts include $147,473 and $266,756 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30,2008
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2008 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - SUBSEQUENT EVENT

Subsequent to June 30, 2008, the Partnership has entered into agreements to either sell or transfer interests in twenty Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these twenty Operating Partnerships is $3,901,479. The estimated gain on sales of the Operating Partnerships is $3,617,979 and the sales are expected to be recognized in the third or fourth quarter of 2008.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2008 were $593,171 and total fund management fees accrued as of June 30, 2008 were $26,110,075. During the three months ended June 30, 2008, $50,000 was paid in accrued fund management fees. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2008, an affiliate of the general partner of the Fund advanced a total of $770,545 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2008 Series 18 was advanced $1,582. Below is a summary, by series, of the total advances made to date.

	Current Quarter	Total
Series 16	$ -	$ 2,611
Series 17	-	635,362
Series 18	1,582	130,365
Series 19	-	2,207
	$ 1,582	$770,545

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in eleven of the Operating Partnerships.

During the quarter ended June 30, 2008, none of Series 15 net offering proceeds was used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 18 has invested in as of June 30, 2008.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in three of the Operating Partnerships.

During the quarter ended June 30, 2008, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 3 Operating Partnerships in the amount of $71,862 as of June 30, 2008. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in two of the Operating Partnerships.

During the quarter ended June 30, 2008, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 5 Operating Partnerships in the amount of $67,895 as of June 30, 2008. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended June 30, 2008, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2008. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506.

During the quarter ended June 30, 2008, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2008.

Results of Operations

As of June 30, 2008 and 2007, the Fund held limited partnership interests in 225 and 229 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 15	$ 76,265	$ 30,438
Series 16	146,814	12,015
Series 17	119,517	9,798
Series 18	94,687	800
Series 19	73,969	28,868
	$ 511,252	$ 81,919

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 57 properties June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2008 and 2007, Series 15 reflects net loss from Operating Partnerships of $(387,114) and $(379,813), respectively, which includes depreciation and amortization of $702,334 and $723,435, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. In 2007 occupancy averaged 73%. The property receives rental assistance for 23 units, and is generally able to keep those occupied. There are several low income tax credit units with rental assistance available in the area, and it is difficult to rent units without rental assistance. The property offers three months of free electricity as a leasing incentive and the management company continues to advertise heavily in surrounding area newspapers. Occupancy averaged 70% in the first quarter of 2008, and management reported 75% occupancy at the end of the second quarter 2008. The property operated below breakeven in 2007. The mortgage payments, taxes, insurance, and accounts payables are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2007 the property operated below breakeven due to an average occupancy of only 61%. Occupancy suffered in 2007 as a result of an increase in security issues at the property, such as violent behavior and vandalism. To address these issues, the management hired a full time security person and evicted the problem residents. However, later in the year the management made a decision to eliminate the security officer position due to limited funds. As a result, in the third and fourth quarters, vandalism and drug activity increased causing the average physical occupancy to again drop. As of December 2007, physical occupancy was 58% and the property was unable to breakeven. Through the first quarter 2008, the property continues to struggle with occupancy. However, as of March 2008, the property's occupancy increased to 71%. Through the second quarter 2008, average occupancy remained stable at 70%. Low occupancy is largely a result of the property's increasing poor reputation. In February 2008, the management replaced the property's site manager. To improve the reputation of the property the new manager immediately implemented both an improved resident screening program, which scores each potential resident, as well as a strict rent collection policy that included initiating eviction proceedings if rent is not collected by the fifth of the month. Management is also strictly enforcing the property's rules and regulation and is initiating eviction proceedings if rules are broken. The new manager is continuing to work closely with the local police department to establish regular evening and afternoon police patrols of the property. Furthermore, to increase occupancy, management is working with local Section 8 representatives and developing relationships with local churches and community centers. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. In 2007, despite an average occupancy of 92% the property operated below breakeven due to high utility and maintenance expenses. Although occupancy remained strong, averaging 99%, the property continued to operate below breakeven in the first quarter of 2008 due to high water and maintenance expenses. Water costs in Derby are three times the average water costs in neighboring towns. In addition, the age of the property necessitates extensive maintenance repairs. To offset high maintenance and water costs, a rent increase was implemented in December 2007. The rent increase will increase annual gross potential rent by approximately $8,640. The rent increase, along with reduced operating expenses, allowed the property to operate above breakeven in the second quarter of 2008. The property was 94% occupied as of June 2008. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. The mortgage payments, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Osage Housing Associates Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. Occupancy began dropping in 2006 due to poor management. A new management company was hired and started to focus on outreach to local businesses. As a result 2007 average occupancy improved to 87%. The second quarter of 2008 continues to show improvement, averaging 94%. The operating general partner passed away in the second quarter of 2007. His widow is now the operating general partner. Their grandson has assumed the day-to-day operations of the Operating Partnership but communication has been intermittent and calls have gone unanswered. The investment general partner will continue to follow up with the operating general partner until all communication issues have been resolved. The low income housing tax credit compliance period for this property expires in 2009.

In January 2008, the investment general partner transferred its interest in Wood Park Pointe to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance and cash proceeds to the investment limited partner of $37,000. Of the total proceeds received, $1,455 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $20,545 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,545 as of March 31, 2008.

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

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property operated below breakeven in 2007 due to declining occupancy and poor on-site management. Average occupancy for 2007 was 77%. The new site manager was hired in August 2007. She is very enthusiastic and has high expectations for the property, which has already positively impacted the residents. She has worked to increase the property's awareness, by inviting community members to resident events and posting flyers and advertising in the city library and in pharmacies. As a result, in the fourth quarter 2007, the property's physical occupancy increased to 84%. Through the first quarter of 2008 occupancy has remained stable at 82%. In the second quarter 2008 physical occupancy showed slight improvements and as of June this property was 85% occupied. The management transfer that was scheduled to occur in early May has been postponed to September 2008. However, the existing manager is continuing to work with local community groups and Section 8 to attract potential residents. The tax and insurance escrow was not adequately funded in 2007, and 2007 real estate taxes are delinquent. In an effort to address the delinquencies management created a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement will be waived in 2008 which will allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. As part of the workout plan two rental increases were approved, one in May 2008 and another one in May 2009 which will directly go towards the funding of the escrow accounts. The first approved rental increase occurred in May 2008, raising rental rates by $40. The operating general partnership's operating deficit guarantee has expired. The partnership's mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Harrisonville Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $590,305 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Higginsville Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $608,067 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $613,178 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties III LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $611,181 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Maryville Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $694,880 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Villa Apts LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $389,586 and anticipated cash proceeds to the investment partnership of $18,190. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,190 is anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Osceola Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $588,185 and anticipated cash proceeds to the investment partnership of $25,680. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 is anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Rolling Brook III L.D.H.A. LP to a non- affiliated entity for its assumption of the outstanding mortgage balance of approximately $801,991 and cash proceeds to the investment limited partner of $30,000. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $15,000 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership in the amount of $15,000 has been recorded as of June 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Edgewood Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $757,734 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Lilac Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $690,713 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Taylor Mill Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $743,315 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 16

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 61 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2008 and 2007, Series 16 reflects net loss from Operating Partnerships of $(652,514) and $(325,254), respectively, which includes depreciation and amortization of $1,050,827 and $1,016,373, respectively. This is an interim period estimate; it is not indicative of the final year end results.

The Fitzgerald Building (Cass Partners, LP) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below breakeven due to low occupancy. Physical occupancy for the first two quarters of 2008 averaged less than 5% and 2007 occupancy averaged 39%. Due to the lack of cash flow, management has not been able to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as update the kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking, and lack of amenities such as washer/dryer hook-ups. The operating general partner has been able to reduce operating expenses over the last two years by self-managing the property. The property insurance is current; however, the 2005 through 2007 real estate taxes have not been paid. The Operating Partnership is three years in arrears on the first mortgage from the City of Plattsmouth and in June 2008, the City issued an acceleration notice. The operating general partner has been in on-going discussions with the City on this matter and in July 2008, the City rescinded the acceleration notice in exchange for agreement from the Operating Partnership to amend the maturity date of the loan from November 11, 2019 to September 1, 2008. The operating general partner agreed to these terms, as it placed the Operating Partnership in a better position than under a defaulted/accelerated loan. If agreement on the revised loan term had not been met, the City would have commenced foreclosure proceedings immediately. The second mortgage, which is also in arrears, was to mature in July 2008, but the operating general partner is working with the lender to extend the term to January 2009. Despite an expired operating deficit guaranty, the operating general partner has continued to fund operating deficits. However, the operating general partner has indicated that it will not be able to fund deficits any longer. In the event the operating general partner is unable to repay the first loan on its maturity date of September 1, 2008 and negotiate an extension of the second loan to January 2009, the Operating Partnership could face foreclosure. The investment general partner has analyzed the potential costs and benefits of maintaining the property through the 2008 compliance period and concluded that the cost of supporting the property's operations through the end of the compliance period is too high. Avoiding tax credit recapture does not appear to justify the amount of the required investment. As a result, the investment general partner believes a foreclosure or a consensual transfer of the property to the lender prior to the end of the compliance period, which expires on December 31, 2008, may be likely. If either of these occurs, the Operating Partnership will experience recapture and interest in the estimated amount of $152,416. This represents estimated recapture and interest of $28 per 1,000 BACs.

Summersville Estates, LP (Summersville Estates) is a 24-unit low-income housing property located in Summersville, Missouri. Despite an occupancy average of 82%, the property operated above breakeven in 2007. As of June 2008, the property was 71% occupied. The property operated below breakeven at the end of the second quarter of 2008 due to low occupancy. Low occupancy is the result of a lack of rental assistance for four units and in addition the property is located in an impoverished and isolated area. Without rental assistance, potential residents in the area cannot afford the property's rents. Management is considering converting eight one bedroom units into four three bedrooms. Such changes would allow the property to provide rent-assisted apartments for all of its residents. The investment general partner is working with management to assess the benefit of potential unit conversions. The investment general partner is also working with management to implement various marketing strategies to improve occupancy. The taxes, mortgage and insurance payments are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated at a deficit in 2007 due to an average occupancy of 82%. The average physical occupancy through the second quarter 2008 was 85%. Operating expenses continue to stay below the state average. However, due to an inability to raise rental rates and the high vacancy rate, the property continued to operate below breakeven in 2008. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. In August 2006, a new site manager raised rents during substantial roof renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions, the original rents were reinstated and a new leasing staff was hired. Although the average annual occupancy for 2007 was only 65%, it steadily increased during the year ending with an average of 72% in the fourth quarter. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased need. However, several businesses are rumored to be moving from Atlanta to McDonough which should increase the need for housing in the area. The occupancy continues to show signs of improvement through the second quarter, averaging 85%, an increase from 75% for the first quarter of 2008. Management forecasts a continued slow but steady increase in occupancy throughout 2008. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires in 2008. All insurance, real estate taxes and mortgage payments are current.

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

In May 2008, the investment general partner entered into an agreement to transfer its interest in Westchester Village of St. Joseph, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,045,667 and anticipated cash proceeds to the investment partnership of $64,200. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, $6,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $53,200 is anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Aztec Properties II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $981,850 and anticipated cash proceeds to the investment partnership of $32,100. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,100 is anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Westchester Village of Oak Grove to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $902,995 and anticipated cash proceeds to the investment partnership of $35,310. The transaction is anticipated to close in August 2008. Of the total proceeds anticipated to be received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,310 is anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Cape Ann YMCA Community Center is a 23-unit SRO property located in Gloucester, MA. The property's occupancy has historically remained above 90%. However, during the first quarter of 2008, upon move-out inspections, it was discovered that there were bed bugs at the property. The management company took immediate action and had the units professionally treated. In addition, all carpeting was replaced with hard surface material and wooden furniture was replaced with metal to prohibit the issue from recurring. The total cost of the work was approximately $13,000 and will be reimbursed from the reserve account in the third quarter of 2008. The occupancy dropped to 78% during the first quarter of 2008 while units remained vacant for treatment. The work was completed during the second quarter and occupancy increased slightly to 81%, with June ending at 87%. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes and insurance are all current.

Branson Christian County II is a 56-unit family property located in Nixa, Missouri. The property has, historically, operated above breakeven with occupancy above 90%. However, occupancy began to decline rapidly in the first quarter of 2008 ending with 62% in March. The management company had their site manager reviewed at the end of the first quarter and a very low leasing score, coupled with increased receivables, resulted in her employment termination. Significant improvements began in April including a resident survey, heightened curb appeal, an open house, hosting community events and advertising in all area newspapers. As a result of the resident survey, management is creating a fitness center in an unused portion of the community room adjacent to the laundry facilities. Occupancy has begun to improve and the second quarter average was 66%.  Unit washers and dryers are being offered as move-in specials and will become permanent fixtures to the apartments.  The property should be stabilized by the end of July. The operating general partner's guarantee expired in 2004; however, he continues to fund operating deficits. The mortgage, taxes and insurance are all current. The tax credit compliance period expires in 2009.

Series 17

As of June 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 47 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2008 and 2007, Series 17 reflects net loss from Operating Partnerships of $(520,241) and $(435,397), respectively, which includes depreciation and amortization of $967,557 and $973,779, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. Occupancy averaged 82% in 2007, and as a result, the property operated below breakeven. There are two other affordable housing complexes in the area. The property does not receive rental assistance, so the management company keeps rental rates low. Management offers one month of free rent or free cable for a year as a rental incentive. In addition, tenants are given one month of free rent for renewing leases. The operating general partner expects operations to stabilize in 2008 and be closer to breakeven. The new site manager is aggressively addressing the high accounts receivable and accounts payable balances. In the first half of 2008, average occupancy improved to 86%. The mortgage, real estate taxes and insurance payments are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. The property continues to operate below breakeven through the second quarter of 2008 due to vacancy loss. Occupancy levels have been diminishing for the past couple of years, resulting in decreased rental income and increased accounts payable. Average occupancy dropped to 75% in the first quarter of 2008 and has shown a slight increase averaging 78% for the second quarter. The property ended the second quarter with 83% occupancy. The closing of the Brunswick Naval Airbase and lack of funds to make vacant units rent ready has contributed greatly to the decrease in occupancy. The investment general partner is currently working with the operating general partner to pay down the accounts payable and have the vacant units updated and rent ready and plans to have the remaining units rent ready in the third quarter 2008. Once the vacant units become rent ready, management feels they will then be able to stabilize occupancy above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Leigh Acres, FL. In 2007, the property operated with a small deficit due to an average occupancy of 74%. The occupancy at Park Place has historically averaged in the high 90% range. In the first quarter of 2008 the property operated below breakeven and occupancy averaged 69%. Management has advised that the drop in occupancy is due to an increase in rental rates. The increase in rental rates was required to cover the additional debt the property had to assume to fix the property after Hurricane Wilma. The property lost a number of long time tenants due to the rental rate increases. Management also stated another cause of the low occupancy is that local single family homes in the area are being rented for similar prices. Management has increased their marketing efforts and is offering move-in specials to increase traffic. Occupancy improved and at the end of the second quarter 2008 the property was 92% occupied. The investment general partner will monitor weekly traffic reports to ensure occupancy remains strong. The property operated below breakeven through the second quarter, but has showed improvements by the end of the second quarter due to increased occupancy. The investment limited partner will visit the property in the third quarter of 2008 to conduct a physical evaluation of the property and assess on-site management. All taxes, insurance and mortgage payments are current and the final year of compliance is 2008.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. As a result of poor operations, the replacement reserve account was under-funded. The operating general partner was successful in re-amortizing the debt and obtaining successive rent increases in 2006 and 2007. The property operated well through the first three quarters of 2007; however, a sharp decrease in occupancy resulted in deteriorating conditions in the fourth quarter and through the second quarter of 2008. Occupancy dropped to an average of 71% in the fourth quarter due to evictions for non-payment of rent. In January 2008 the site manager resigned, and there was no manager in place for four weeks to process applications. In February 2008, there was a fire at the property which took two units off-line. The units have not yet been repaired due to delays in Rural Development inspections and processing the insurance claim. The units which are located next to the management office, have been an eyesore, and as a result occupancy has dropped to 59% in June 2008. Demolition of the units is complete and it is estimated that construction will commence within the next 30 days. The management company has been very proactive, getting the necessary approvals to rebuild the units and work with the new site manager to lease units and improve occupancy. The operating general partner has submitted a workout plan to Rural Development for approval. The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expires in 2008.

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS. Despite an average occupancy of 98%, the property operated below breakeven in 2007 due to high maintenance expenses. To reduce maintenance expenses, management solicits competitive bids from outside contractors and the maintenance staff works to purchase parts and supplies at competitive prices. The property operated below breakeven in the first quarter of 2008 due to carpet replacement, snow removal and heating expenses. To offset high operating expenses, a rent increase was implemented in May 2008. Monthly rents increased by $20 per unit, which will increase gross potential revenue by approximately $1,040 per month. Operating expenses normalized in the second quarter of 2008. The reduced operating expenses, along with the rent increase, allowed the property to operate above breakeven in the second quarter of 2008 and as of June 2008 the property was 97% occupied. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner's investment in the operating partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 93% in second quarter of 2008. As a result, the property is operating above breakeven for the first two quarters. The investment general partner will continue to monitor occupancy and management's efforts to improve operations.

Cypress Point LP (Luarel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions occupancy has steadily decreased from its average of near 100% to a 2007 average of 90%, and below breakeven operations for the year. As new construction has halted in the Naples area, many construction employees and laborers have left the area for construction jobs in other areas of the country. As construction employees made up a significant and regular portion of its tenant base, the property has been negatively affected and has had difficulty offsetting this loss with another target market. In 2008, aggressive management and marketing strategies have allowed the property to improve its performance significantly. As of June 2008, the property was 100% occupied. Management was able to achieve this through re-directing their marketing approaches and increasing referral amounts. Despite the improved occupancy, the partnership continues to operate below breakeven due to high economic vacancy. According to management, this should steadily reduce as concessions have not been offered for the last couple months and should be phased out of the monthly economic vacancy figure. The investment general partner will continue to monitor operations to ensure occupancy has stabilized. The mortgage, real estate taxes and insurance payments are current.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Caneyville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $453,459 and cash proceeds to the investment limited partner of $18,400. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,400 will be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2008, the investment general entered into an agreement to transfer its interest in Cloverport Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $713,558 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 18

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2008 and 2007, Series 18 reflects net loss from Operating Partnerships of $(431,909) and $(355,877), respectively, which includes depreciation and amortization of $557,508 and $609,578, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2007 due to declining occupancy and high operating expenses. Although occupancy reached 100% in February 2007, it steadily declined to 63% by December 2007. The decline in occupancy is directly attributed to a substantial rent increase implemented in 2007, as well as the opening of a new senior complex in town. The increased rental rates at Natchitoches are reasonable; however, the resident base is comprised of elderly residents that cannot afford even the slightest increase. Because of the significant concessions offered at the new complex, several residents transferred. During 2007 and throughout the first half of 2008, the increased vacancy resulted in higher operating expenses as costs associated with turnovers were incurred. Additionally, since the property was completed in 1994, deferred maintenance items exist at the site. During the first quarter of 2008, occupancy continued to decline substantially, averaging only 58%. This was due to management having difficulty finding qualified elderly applicants that can afford the rents. During the end of March, the on-site manager was replaced. The new manager immediately began scouring the area in an effort to attract potential residents. She visited local businesses, other nearby apartment complexes and left information at the local grocery markets to spread the word of vacancy. Reporting indicates these measures have begun to work as by the end of the second quarter 2008 occupancy increased to average 73%. The manager will continue efforts with the local businesses and agencies and has introduced a residential referral program. The investment general partner will continue to monitor operations and occupancy closely. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2007, average physical occupancy was 93% and the property was operating below breakeven. The operating deficit was due to high maintenance expenses associated with making apartments rent ready. However, maintenance expenses are anticipated to decrease by 40% which will allow the property to operate above breakeven. As of March 2008, this property was 100% occupied and able to breakeven. Physical occupancy averaged 98% and as of June 2008 this property was 94% occupied. Through the second quarter this property continues to operate above breakeven due to stabilized operations. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. The property operated with an average occupancy of 95% in 2007. Average occupancy through June 2008 has been consistent with the prior year average at 93%. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. In 2007, occupancy averaged 79% and the property operated slightly below breakeven due to low occupancy caused by ineffective management. There is no hard debt associated with this partnership's financing. The property continued to operate below breakeven through the second quarter of 2008; however, occupancy did improve with an average of 84% through the second quarter 2008. According to the City of Boston, payments for real estate taxes have been made on all of the six parcels; five parcels have been paid in full, and one parcel only made a partial payment leaving an outstanding balance. The total amount outstanding, including interest and fees as of July 2, 2008, is $14,358. According to the Boston Water and Sewer Department, water and sewer payments are current on all but one of the five accounts. The last payment on each account was made in June 2008. The total due by July 8, 2008 on the delinquent account was $21,368. The investment general partner continues to monitor this partnership closely to ensure that taxes, water and sewer bills are paid. To improve occupancy, management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes. The Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. The investment general partner will continue to monitor this partnership until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The management company is a related entity to the operating general partner. The property continued to operate below breakeven in the second quarter of 2008 as occupancy remained low, averaging 80% for the quarter. The drop in occupancy is due to the addition of new tax credit properties in the market. To increase traffic and boost occupancy, the operating general partner has hired a third party professional leasing agent. The leasing agent has a thorough understanding of the local market and strong connections with the local housing authority. The leasing agent is working with management to increase occupancy by increasing marketing and outreach. The property has shown improvements at the end of the quarter, averaging 85% in June. The investment limited partner will visit the property in the third quarter of 2008 to conduct a physical evaluation of the property and assess on-site management. The investment general partner will continue to monitor operations and work with the management company to help improve occupancy. All tax, insurance, and mortgage payments are current.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. In 2007, the occupancy averaged 100% and the property continued to maintain 100% occupancy through the second quarter 2008. Additionally, the property continues to operate above breakeven through June 2008. Historically, this partnership has had issues regarding timely payment of tax and water/sewer bills. The City of Chelsea has confirmed that all payments are current for real estate taxes, water, and sewer. The next real estate tax payment was due on August 1, 2008 and the next water and sewer payment was due on July 22, 2008. The operating general partner's operating deficit guarantee is unlimited as to time and amount. The mortgage and insurance payments are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. In 2007 occupancy averaged 88%. The operating general partner received a Section 8 contract for three units for the homeless, which helped improve occupancy to an average of 96% during the third and fourth quarter of 2007. Although the property incurred a significant cash deficit in 2007, the shortfall decreased by 36% in comparison to 2006. Through May 2008, the property averaged 93% occupancy. Management reported occupancy of 88% in June 2008. The site manager is working to improve rent collections, and reports that tenant receivables decreased in the first half of 2008. The operating general partner continues to fund operating deficits as needed. The real estate taxes, mortgage, and insurance payments are all current.

Preston Wood Associates, LP is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 75% for 2007 and the property operated below breakeven for the year. In 2006 a $270,000 rehabiliation was completed in an effort to make the units more marketable. The improvements were funded entirely by the operating general partner. The operating general partner believed that Bentonville was a growing community and making the improvements to the property would increase occupancy and improve operations; however, performance continued to struggle after the completion of the project. Average occupancy through May 2008 was 47%. At the end of 2007, the operating general partner dismissed the management company and replaced the on-site manager. The property is currently being owner managed, and through the second quarter of 2008, there was no full time site manager. In July 2008, a full time site manager was brought on site. The site manager has been employed by the operating general partner before and has successfully turned around a number of underperforming properties. The operating general partner anticipates steady improvements in occupancy and forecasts a 90% occupancy level by October 2008. Also in 2007, a portion of the parking lot was sold to the Arkansas State Highway Commission to be used for highway construction purposes. A new ramp is being built by the property and the road is being expanded to accommodate the increase in traffic. The operating general partner anticipates this should improve occupancy significantly as the property will have an advantageous location next to the highway for commuters and will also increase site visibility. The investment general partner will continue to monitor occupancy and operations to ensure that performance picks up. In addition, a site visit is scheduled for July 2008. The operating general partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments)is a 20-unit property located in Humboldt, IA. The property operated below breakeven in 2005 and 2006 due to low occupancy, 82% in 2005 and 89% in 2006, and high maintenance expenses related to resident turnover. In order to fund the operating deficits, reserves were not funded to the required levels. Historical and ongoing challenges cited by management include competition for one-bedroom units from a neighboring senior development, past problem tenants that required eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units and, historically, these have been the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on word of mouth and the local housing authority for rental traffic but also runs an advertisement for the property in a free weekly advertiser that is distributed throughout town. In addition, management obtained approval to offer a rental incentive of a gas card or grocery card for new tenants starting in the first quarter of 2007. These efforts, as well as an increased focus on quick application turnaround, have increased traffic; however, occupancy continues to fluctuate at the property. The applicant screening process has become more stringent in order to maintain a strong tenant base, so when vacancies occur they are harder to fill. Occupancy was 80% in June 2008 and averaged 85% for the first half of 2008. The property operated slightly below breakeven in 2007. Management anticipates the partnership to operate above breakeven and the replacement reserve to be fully funded by year end 2008. In March 2007, the investment limited partner negotiated the transfer of the operating general partner interest to a local company with a good working relationship with Rural Development. As part of this transaction, the new operating general partner orginally agreed to obtain a conventional loan to replace two roofs at the property that have had problems with loose shingles, reface kitchen and bathroom cabinets in ten units, and remove and replace parking lot concrete. In the first quarter 2008, the new operating general partner obtained Rural Development rental rate increase approval that will allow them to make larger replacement reserve deposits going forward instead of taking on additional debt. This rental increase went in effect on June 1, 2008. These larger deposits will be used to fund Rural Development approved capital needs. The capital needs assessment includes replacement of two roofs, concrete work and cabinetry repairs, all to be completed by year end 2008. As of the end of the second quarter 2008, kitchen and bathroom cabinets have been refaced, and bids for one roof replacement have been submitted to Rural Development for approval. Management expects to replace one roof this summer and one this fall; the concrete work is anticipated to begin this fall as well. The investment limited partner will continue to work closely with the operating general partner to monitor the capital improvements, funding of the replacement reserve, and ensure operational stabilization.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. In the first quarter of 2007, the investment general partner negotiated the transfer of the operating general partner interest to a local company with a good working relationship with Rural Development. The transfer occurred on March 30, 2007. Upon transfer, the new operating general partner paid an outstanding September 2006 tax bill as well as the March 2007 tax bill. After several years of unsuccessful site management, a new site manager was hired in June 2007 and she has had an immediate impact on the property. With the help of an on-site location and normal office hours, management has been able to offer assistance on applications, provide quick application turnaround, offer property tours, and also track undesirable tenants and make prompt evictions when necessary. Management's focus on quick application turnaround and follow-up resulted in an increase in occupancy to 88% as of the end of the fourth quarter 2007. However, due to the eviction of four non-paying residents in the first quarter of 2008, and a more stringent applicant screening process in an effort to continue to improve the tenant base, occupancy averaged 72% for the second quarter. Management is currently offering a $100 rental incentive once the full security deposit has been paid, and a $50 referral bonus for existing tenants. With improved operations, the property was able to fund the September 2007 and March 2008 tax payments through operations. Current marketing efforts include advertising in a local newspaper, distributing flyers, and contacting local employers. The investment general partner will work closely with the new operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven.

Rio Grande Apartments, LTD (Rio Grande Apartments) is a 100-unit property located in Eagle Pass, TX. The property has experienced a drop in occupancy since September 2006. A hailstorm hit the property causing significant roof damage, resulting in leaks in approximately twenty of the units, making them uninhabitable. The repair work progressed much slower than was originally anticipated and was completed in early May 2007. Since units were offline during repairs, occupancy averaged 80% during the first quarter of 2007 and the property operated below breakeven for the year. Occupancy increased to 95% in the third quarter and maintained at 100% in the fourth quarter 2007 and through the first half of 2008. In addition, the property is operating well above breakeven. The investment general partner will continue to monitor operations of this partnership. All taxes, insurance and mortgage payments are current.

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

Series 19

As of June 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at June 30, 2008, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2008 and 2007, Series 19 reflects net loss from Operating Partnerships of $(205,332) and $(370,844), respectively, which includes depreciation and amortization of $540,305 and $736,598, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ankeny Housing Associates Two L.P, (Delaware Crossing Apartments) is a 152-unit property located in Ankeny, Iowa. In 2007, occupancy averaged 93% and the property operated below breakeven, due to high utility, tax, and insurance expenses. Management has made strides in reducing operating expenses and the property operated above breakeven through the second quarter of 2008. As of June 2008, the property was 93% occupied. All tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas. In 2007, occupancy averaged 97% and the property operated above breakeven. However, the Operating Partnership underfunded the security and reserve accounts and high payables remain. The operating general partner insists this is due to insufficient rental rates, which barely cover the normal operating expenses. In 2008, Rural Development approved an increase of approximately $30 per unit effective January 1, 2008 for new move-ins or upon lease renewal. This increase is expected to significantly improve operations during 2008 as the generated revenue will be utilized to reduce accounts payable and fund accounts as needed. During the first half of 2008, occupancy averaged 98%; however, the accounts payable balance remains high. The investment general partner will continue to monitor the partnership's operations closely. The operating general partner continues to fund all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period will expire.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas. Rental rate increases were implemented in 2006 and 2007, yet the rents were still inadequate to cover normal operating expenses. During 2007, occupancy averaged 91%. Although the operating general partner requested a $60 per unit rent increase for 2008, Rural Development only approved an increase of approximately $15 per unit. This increase was effective January 2008 and is implemented for new move-ins or upon lease renewal. Although the increased rents will generate more revenue during 2008, they continue to cause turnover at the site. This is evidenced by the current reports which indicate occupancy averages 88% for the second quarter of 2008. Management continues to evaluate each vacant unit and is updating as necessary to compete with surrounding area complexes. The manager is adamant that unit and curb appeal improvements are necessary to obtain and maintain a better resident base. To increase traffic, management is working with local agencies and businesses to spread the word of vacancy. The operating general partner is hopeful that the additional revenue from the rent increase along with unit and site improvements will improve operations in 2008. The operating general partner is funding all deficits as needed. The investment general partner will continue to monitor the property's improvements, occupancy and operations. All tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period will expire.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven due to low rent levels. In an effort to improve occupancy, the property offered one-month free rent for new residents as well as one-month free rent for resident referrals. Management expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly. Occupancy at the property averaged 88% in 2006, and 98% in 2007. The average occupancy through the second quarter of 2008 was 98%. Despite strong occupancy, the property continues to operate below breakeven through the second quarter of 2008 due to the low rent levels that are not sufficient to cover operating expenses. The property received a grant of $40,000 from the State to enable the property to reduce the rents for the residents but not lose any income. The grant is received annually and is valid through December 2008. The operating general partner will apply for the 2009 grant in October of 2008; he does not anticipate any issues with receiving the grant for 2009. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce operating deficits. The second mortgage is due in November 2008 and debt service payments for the first mortgage will begin December 1, 2008. The operating general partner has contacted the lender about extending the payment dates until after the end of the tax credit compliance in 2009, and is awaiting a response. The taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The property has suffered low occupancy due to poor management. A new management company started in early 2006. The property improved in 2007 with an average occupancy of 87%. The management company continues to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. The first quarter of 2008 showed signs of improvement, with occupancy increasing to 89% from 83% in the fourth quarter of 2007. The second quarter, reportedly, remained at 89% average occupancy and further improvements are still needed as the property is operating below breakeven. The operating general partner passed away in the second quarter of 2007 and his widow is now the operating general partner. Their grandson is assuming the day-to-day operations of the partnership but communication has been intermittent and calls have gone unanswered. The investment general partner will continue to follow up with the operating general partner until all communication issues are resolved. The low income housing tax credit compliance period expires in 2009.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through the first half of 2008, average occupancy is 95%, and operations are just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition, as all structural repairs have been addressed and operations are improving to pre-project levels. It appears occupancy has stabilized at 95% and the property should operate above breakeven by year end of 2008. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. Occupancy increased to 97% in 2007 but the property still operated below breakeven. Occupancy has averaged 92% through the second quarter of 2008. Leasing concessions have been eliminated completely at the moment. Management has implemented more stringent credit and criminal background checks on prospective tenants in an effort to minimize delinquency. Low rent levels and turnover costs are the primary reasons for the 2007 cash deficit. The property's mortgage is current and the replacement reserve is adequately funded. The tax and insurance escrow accounts remain under-funded and will consequently rely on reserves, which are ample. The operating deficit is being funded with a cash overdraft, which is currently $39,000. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The operating deficit guarantee is unlimited in time and amount. The property's low income housing tax credit compliance period expires in 2009.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The 2007 occupancy average was 99% and operating expenses decreased from 2006; however, the property continued to operate below breakeven. Through the second quarter of 2008, occupancy is 100%. The current rent levels do not allow enough revenue to cover operating expenses. The operating deficit is being funded with a cash overdraft that is currently $11,036. The replacement reserve is adequately funded. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period for the property ends in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately twenty-six miles from downtown Atlanta. Over the past few years, occupancy has suffered from the over-development of the Georgia market and increases in the security and administrative expenses have resulted in below breakeven operations. Through the second quarter of 2008, occupancy averaged 96%. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired, until the end of the compliance period. To date, the operating general partner has advanced $271,729 in operating deficit funding. The mortgage, taxes and insurance payments are current. The low income housing tax credit compliance period expires in 2008.

In February 2008, the investment general partner of Community Dynamics - Plano, Ltd. approved an agreement to sell the property and the transaction closed in July 2008. The sales price for the property was $11,500,000, which includes the outstanding mortgage balance of approximately $7,550,804 and cash proceeds to the investment limited partner of $1,304,049. Of the total proceeds received $125,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,164,049 will be returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In February 2008, the investment general partner of Community Dynamics - Fort Worth, Ltd. approved an agreement to sell the property and the transaction closed in July 2008. The sales price for the property was $11,500,000, which includes the outstanding mortgage balance of approximately $6,019,158 and cash proceeds to the investment limited partners of $2,049,190. Of the total proceeds received $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $2,009,190 will be returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In February 2007 the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued Statement No. 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Fund is currently evaluating the impact of the adoption of SFAS 141R on its financial statements. However, the Fund does not expect SFAS 141R to have a material impact on the Fund's statement of operations or financial position.

On December 4, 2007, the FASB issued statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4T.	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits uder the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30,2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2008.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 14, 2008	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 14, 2008	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal