Form 10-Q
period 2008-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2008-11-17
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2008

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

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

Changes in Partners' Capital (Deficit) Series 16 23

Changes in Partners' Capital (Deficit) Series 17 24

Changes in Partners' Capital (Deficit) Series 18 24

Changes in Partners' Capital (Deficit) Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 27

Statements of Cash Flows Series 16 28

Statements of Cash Flows Series 17 29

Statements of Cash Flows Series 18 30

Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Combined Statement of Operations Series 19 42

Note E Taxable Loss 43

Note F Subsequent Event 43

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 71

Item 3. Quantitative and Qualitative 73

Item 4T. Controls and Procedures 73

Part II Other Information 74

Item 1. Legal Proceedings 74

Item 1A. Risk Factors 74

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 74

Item 3. Defaults Upon Senior Securities 74

Item 4. Submission of Matters to a Vote of Security Holders 74

Item 5. Other Information 74

Item 6. Exhibits 74

SIGNATURES 75

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,328,984	$ 1,661,004

OTHER ASSETS

Cash and cash equivalents	1,950,650	775,079
Deferred acquisition costs, net of accumulated amortization (Note B)	730,482	756,674
Other assets	86,367	63,707
	$ 4,096,483	$ 3,256,464

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 46,145	$ 18,050
Accounts payable affiliates	24,814,101	26,335,867
Capital contributions payable	158,311	158,311
	25,018,557	26,512,228

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(18,842,575)	(21,152,928)
General Partner	(2,079,499)	(2,102,836)
	(20,922,074)	(23,255,764)
	$ 4,096,483	$ 3,256,464

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 169,750	$ 209,560

OTHER ASSETS

Cash and cash equivalents	334,034	200,415
Deferred acquisition costs, net of accumulated amortization (Note B)	107,132	110,958
Other assets	21,367	28,707
	$ 632,283	$ 549,640

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 36,145	$ 16,526
Accounts payable affiliates	5,182,878	5,080,035
Capital contributions payable	-	-
	5,219,023	5,096,561

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(4,218,683)	(4,179,262)
General Partner	(368,057)	(367,659)
	(4,586,740)	(4,546,921)
	$ 632,283	$ 549,640

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 357,788	$ 478,018

OTHER ASSETS

Cash and cash equivalents	264,529	197,645
Deferred acquisition costs, net of accumulated amortization (Note B)	148,402	153,702
Other assets	-	-
	$ 770,719	$ 829,365

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 10,000	$ 381
Accounts payable affiliates	7,506,350	7,210,716
Capital contributions payable	71,862	71,862
	7,588,212	7,282,959

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(6,282,709)	(5,922,449)
General Partner	(534,784)	(531,145)

	(6,817,493)	(6,453,594)
	$ 770,719	$ 829,365

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 729,549	$ 779,743

OTHER ASSETS

Cash and cash equivalents	207,066	190,524
Deferred acquisition costs, net of accumulated amortization (Note B)	152,716	158,372
Other assets	60,000	30,000
	$ 1,149,331	$ 1,158,639

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	7,165,186	6,957,896
Capital contributions payable	67,895	67,895
	7,233,081	7,026,172

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(5,602,135)	(5,388,080)
General Partner	(481,615)	(479,453)
	(6,083,750)	(5,867,533)
	$ 1,149,331	$ 1,158,639

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	43,095	76,676
Deferred acquisition costs, net of accumulated amortization (Note B)	117,471	121,667
Other assets	5,000	5,000
	$ 165,566	$ 203,343

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	4,591,387	4,396,304
Capital contributions payable	18,554	18,554
	4,609,941	4,415,239

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,089,704)	(3,859,550)
General Partner	(354,671)	(352,346)
	(4,444,375)	(4,211,896)
	$ 165,566	$ 203,343

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 71,897	$ 193,683

OTHER ASSETS

Cash and cash equivalents	1,101,926	109,819
Deferred acquisition costs, net of accumulated amortization (Note B)	204,761	211,975
Other assets	-	-
	$ 1,378,584	$ 515,477

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	368,300	2,690,916
Capital contributions payable	-	-
	368,300	2,691,297

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,350,656	(1,803,587)
General Partner	(340,372)	(372,233)
	1,010,284	(2,175,820)
	$ 1,378,584	$ 515,477

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 9,345	$ 9,611
Other income	6,620	3,574
	15,965	13,185

Share of Income (Loss) from Operating Partnerships(Note D)	3,390,204	(417,694)

Expenses
Professional fees	194,396	187,586
Fund management fee (Note C)	203,528	539,133
Amortization	13,096	13,096
General and administrative expenses	37,838	68,028
	448,858	807,843

NET INCOME (LOSS)	$ 2,957,311	$ (1,212,352)

Net income (loss) allocated to limited assignees	$ 2,927,737	$ (1,200,229)

Net income (loss) allocated to general partner	$ 29,574	$ (12,123)

Net income (loss) per BAC	$ .13	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2008	2007

Income
Interest income	$ 1,223	$ 4,056
Other income	413	-
	1,636	4,056

Share of Income (Loss) from Operating Partnerships(Note D)	185,988	(9,223)

Expenses
Professional fees	48,100	46,661
Fund management fee	82,823	108,587
Amortization	1,913	1,913
General and administrative expenses	7,214	12,859
	140,050	170,020

NET INCOME (LOSS)	$ 47,574	$ (175,187)

Net income (loss) allocated to limited assignees	$ 47,098	$ (173,435)

Net income (loss) allocated to general partner	$ 476	$ (1,752)

Net income (loss) per BAC	$ .01	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 16

	2008	2007

Income
Interest income	$ 1,133	$ 1,722
Other income	2,283	1,273
	3,416	2,995

Share of Income (Loss) from Operating Partnerships(Note D)	(13,335)	(192,410)

Expenses
Professional fees	49,170	46,302
Fund management fee	116,957	142,246
Amortization	2,650	2,650
General and administrative expenses	8,643	16,643
	177,420	207,841

NET INCOME (LOSS)	$ (187,339)	$ (397,256)

Net income (loss) allocated to limited assignees	$ (185,466)	$ (393,283)

Net income (loss) allocated to general partner	$ (1,873)	$ (3,973)

Net income (loss) per BAC	$ (.03)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2008	2007

Income
Interest income	$ 1,266	$ 1,873
Other income	2,926	1,368
	4,192	3,241

Share of Income (Loss) from Operating Partnerships(Note D)	(6,469)	(83,212)

Expenses
Professional fees	41,029	38,152
Fund management fee	28,825	94,927
Amortization	2,828	2,828
General and administrative expenses	9,361	15,263
	82,043	151,170

NET INCOME (LOSS)	$ (84,320)	$ (231,141)

Net income (loss) allocated to limited assignees	$ (83,477)	$ (228,830)

Net income (loss) allocated to general partner	$ (843)	$ (2,311)

Net income (loss) per BAC	$ (.02)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2008	2007

Income
Interest income	$ 318	$ 811
Other income	933	933
	1,251	1,744

Share of Income (Loss) from Operating Partnerships(Note D)	-	(50,932)

Expenses
Professional fees	30,145	30,490
Fund management fee	93,376	92,676
Amortization	2,098	2,098
General and administrative expenses	6,173	10,989
	131,792	136,253

NET INCOME (LOSS)	$ (130,541)	$ (185,441)

Net income (loss) allocated to limited assignees	$ (129,236)	$ (183,587)

Net income (loss) allocated to general partner	$ (1,305)	$ (1,854)

Net income (loss) per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2008	2007

Income
Interest income	$ 5,405	$ 1,149
Other income	65	-
	5,470	1,149

Share of Income (Loss) from Operating Partnerships(Note D)	3,224,020	(81,917)

Expenses
Professional fees	25,952	25,981
Fund management fee	(118,453)	100,697
Amortization	3,607	3,607
General and administrative expenses	6,447	12,274
	(82,447)	142,559

NET INCOME (LOSS)	$ 3,311,937	$ (223,327)

Net income (loss) allocated to limited assignees	$ 3,278,818	$ (221,094)

Net income (loss) allocated to general partner	$ 33,119	$ (2,233)

Net income (loss) per BAC	$ .80	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2008	2007

Income
Interest income	$ 14,267	$ 17,599
Other income	29,706	12,500
	43,973	30,099

Share of income (loss) from Operating Partnerships(Note D)	3,298,206	(817,443)

Expenses
Professional fees	203,020	196,654
Fund management fee (Note C)	714,780	1,053,242
Amortization	26,192	26,192
General and administrative expenses	64,497	79,302
	1,008,489	1,355,390

NET INCOME (LOSS)	$ 2,333,690	$ (2,142,734)

Net income (loss) allocated to limited assignees	$ 2,310,353	$ (2,121,307)

Net income (loss) allocated to general partner	$ 23,337	$ (21,427)

Net income (loss) per BAC	$ .11	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2008	2007

Income
Interest income	$ 2,595	$ 7,098
Other income	4,013	414
	6,608	7,512

Share of income (loss) from Operating Partnerships(Note D)	180,260	(246)

Expenses
Professional fees	49,892	48,471
Fund management fee	159,088	184,766
Amortization	3,826	3,826
General and administrative expenses	13,881	14,907
	226,687	251,970

NET INCOME (LOSS)	$ (39,819)	$ (244,704)

Net income (loss) allocated to limited assignees	$ (39,421)	$ (242,257)

Net income (loss) allocated to general partner	$ (398)	$ (2,447)

Net income (loss) per BAC	$ (.01)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2008	2007

Income
Interest income	$ 2,372	$ 3,270
Other income	4,832	2,385
	7,204	5,655

Share of income (loss) from Operating Partnerships(Note D)	(36,074)	(400,363)

Expenses
Professional fees	50,952	48,132
Fund management fee	263,771	282,852
Amortization	5,300	5,300
General and administrative expenses	15,006	19,526
	335,029	355,810

NET INCOME (LOSS)	$ (363,899)	$ (750,518)

Net income (loss) allocated to limited assignees	$ (360,260)	$ (743,013)

Net income (loss) allocated to general partner	$ (3,639)	$ (7,505)

Net income (loss) per BAC	$ (.07)	$ (.14)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2008	2007

Income
Interest income	$ 2,452	$ 3,316
Other income	6,507	7,703
	8,959	11,019

Share of income (loss) from Operating Partnerships(Note D)	(14,194)	(154,785)

Expenses
Professional fees	43,552	39,971
Fund management fee	148,342	201,854
Amortization	5,656	5,656
General and administrative expenses	13,432	17,854
	210,982	265,335

NET INCOME (LOSS)	$ (216,217)	$ (409,101)

Net income (loss) allocated to limited assignees	$ (214,055)	$ (405,010)

Net income (loss) allocated to general partner	$ (2,162)	$ (4,091)

Net income (loss) per BAC	$ (.04)	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2008	2007

Income
Interest Income	$ 784	$ 1,648
Other income	1,410	1,933
	2,194	3,581

Share of income (loss) from Operating Partnerships(Note D)	-	(79,752)

Expenses
Professional fees	31,458	32,291
Fund management fee	188,063	186,307
Amortization	4,196	4,196
General and administrative expenses	10,956	12,766
	234,673	235,560

NET INCOME (LOSS)	$ (232,479)	$ (311,731)

Net income (loss) allocated to limited assignees	$ (230,154)	$ (308,614)

Net income (loss) allocated to general partner	$ (2,325)	$ (3,117)

Net income (loss) per BAC	$ (.06)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2008	2007

Income
Interest income	$ 6,064	$ 2,267
Other income	12,944	65
	19,008	2,332

Share of income (loss) from Operating Partnerships(Note D)	3,168,214	(182,297)

Expenses
Professional fees	27,166	27,789
Fund management fee	(44,484)	197,463
Amortization	7,214	7,214
General and administrative expenses	11,222	14,249
	1,118	246,715

NET INCOME (LOSS)	$ 3,186,104	$ (426,680)

Net income (loss) allocated to limited assignees	$ 3,154,243	$ (422,413)

Net income (loss) allocated to general partner	$ 31,861	$ (4,267)

Net income (loss) per BAC	$ .77	$ (.10)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(21,152,928)	$ (2,102,836)	$(23,255,764)

Net income (loss)	2,310,353	23,337	2,333,690

Partners' capital (deficit), September 30, 2008	$(18,842,575)	$ (2,079,499)	$(20,922,074)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2008	$ (4,179,262)	$ (367,659)	$ (4,546,921)

Net income (loss)	(39,421)	(398)	(39,819)

Partners' capital (deficit), September 30, 2008	$ (4,218,683)	$ (368,057)	$ (4,586,740)

Series 16
Partners' capital (deficit) April 1, 2008	$ (5,922,449)	$ (531,145)	$ (6,453,594)

Net income (loss)	(360,260)	(3,639)	(363,899)

Partners' capital (deficit), September 30, 2008	$ (6,282,709)	$ (534,784)	$ (6,817,493)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2008	$ (5,388,080)	$ (479,453)	$ (5,867,533)

Net income (loss)	(214,055)	(2,162)	(216,217)

Partners' capital (deficit), September 30, 2008	$ (5,602,135)	$ (481,615)	$ (6,083,750)

Series 18
Partners' capital (deficit) April 1, 2008	$ (3,859,550)	$ (352,346)	$ (4,211,896)

Net income (loss)	(230,154)	(2,325)	(232,479)

Partners' capital (deficit), September 30, 2008	$ (4,089,704)	$ (354,671)	$ (4,444,375)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2008	$(1,803,587)	$ (372,233)	$(2,175,820)

Net income (loss)	3,154,243	31,861	3,186,104

Partners' capital (deficit), September 30, 2008	$ 1,350,656	$ (340,372)	$ 1,010,284

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 2,333,690	$(2,142,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	3,856	1,806
Amortization	26,192	26,192
Share of (Income)Loss from Operating Partnerships	(3,298,206)	817,443
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	28,095	7,500
Decrease (Increase) in other assets	(22,660)	-
(Decrease) Increase in accounts payable affiliates	(1,521,766)	200,598

Net cash (used in) provided by operating activities	(2,450,799)	(1,089,195)

Capital contributions paid to Operating Partnerships	-	(4,208)
Proceeds from sale of operating Limited Partnerships:	3,626,370	60,360

Net cash (used in) provided by investing activities	3,626,370	56,152

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,175,571	(1,033,043)

Cash and cash equivalents, beginning	775,079	1,947,702

Cash and cash equivalents, ending	$ 1,950,650	$ 914,659

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (39,819)	$ (244,704)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	3,826	3,826
Share of (Income)Loss from Operating Partnerships	(180,260)	246
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	19,619	7,500
Decrease (Increase) in other assets	7,340	-
(Decrease) Increase in accounts payable affiliates	102,843	(775,204)

Net cash (used in) provided by operating activities	(86,451)	(1,008,336)

Capital contributions paid to Operating Partnerships	-	(4,208)
Proceeds from sale of operating Limited Partnerships:	220,070	60,360

Net cash (used in) provided by investing activities	220,070	56,152

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,619	(952,184)

Cash and cash equivalents, beginning	200,415	1,345,224

Cash and cash equivalents, ending	$ 334,034	$ 393,040

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (363,899)	$ (750,518)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	3,856	-
Amortization	5,300	5,300
Share of (Income)Loss from Operating Partnerships	36,074	400,363
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,619	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	295,634	317,658

Net cash (used in) provided by operating activities	(13,416)	(27,197)

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	80,300	-

Net cash (used in) provided by investing activities	80,300	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,884	(27,197)

Cash and cash equivalents, beginning	197,645	190,149

Cash and cash equivalents, ending	$ 264,529	$ 162,952

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (216,217)	$ (409,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	1,806
Amortization	5,656	5,656
Share of (Income)Loss from Operating Partnerships	14,194	154,785
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	(30,000)	-
(Decrease) Increase in accounts payable affiliates	207,290	258,630

Net cash (used in) provided by operating activities	(19,458)	11,776

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	36,000	-

Net cash (used in) provided by investing activities	36,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,542	11,776

Cash and cash equivalents, beginning	190,524	165,814

Cash and cash equivalents, ending	$ 207,066	$ 177,590

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (232,479)	$ (311,731)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	4,196	4,196
Share of (Income)Loss from Operating Partnerships	-	79,752
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	195,083	193,840

Net cash (used in) provided by operating activities	(33,581)	(33,943)

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,581)	(33,943)

Cash and cash equivalents, beginning	76,676	107,343

Cash and cash equivalents, ending	$ 43,095	$ 73,400

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 3,186,104	$ (426,680)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	7,214	7,214
Share of (Income)Loss from Operating Partnerships	(3,168,214)	182,297
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(2,322,616)	205,674

Net cash (used in) provided by operating activities	(2,297,893)	(31,495)

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	3,290,000	-

Net cash (used in) provided by investing activities	3,290,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	992,107	(31,495)

Cash and cash equivalents, beginning	109,819	139,172

Cash and cash equivalents, ending	$ 1,101,926	$ 107,677

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30,2008

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund III L.P. (the "Fund") was formed under the laws of the State of Delaware as of September 19, 1991 for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The general partner of the Fund continues to be Boston Capital Associates III L.P., a Delaware limited partnership. The general partner of the general partner of the Fund is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are various officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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
September 30,2008

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2008 and for the six months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30,2008

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of September 30, 2008 the Fund has accumulated unallocated acquisition amortization totaling $1,162,857.  The breakdown of accumulated unallocated acquisition amortization within the Fund as of September 30, 2008 and 2007 is as follows:

	2008	2007

Series 15	$ 182,038	$ 174,386
Series 16	315,029	304,429
Series 17	275,033	263,721
Series 18	197,466	189,075
Series 19	193,291	178,862
	$1,162,857	$1,110,473

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2008 and 2007 are as follows:

	2008	2007
Series 15	$ 96,140	$111,306
Series 16	156,805	158,829
Series 17	127,975	129,315
Series 18	95,487	95,487
Series 19	74,547	102,837
	$550,954	$597,774

The fund management fees paid for the quarters ended September 30, 2008 and 2007 are as follows:

	2008	2007
Series 15	$ 50,000	$ -
Series 16	20,000	-
Series 17	50,000	-
Series 19	2,500,000	-
	$2,620,000	$ -

The fund management fees paid for the six months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Series 15	$ 100,000	$1,000,000
Series 16	20,000	-
Series 17	50,000	-
Series 19	2,500,000	-
	$2,670,000	$1,000,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30,2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2008 and 2007, the Fund had limited partnership interests in 209 and 228 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2008 and 2007 is as follows:

	2008	2007
Series 15	47	60
Series 16	59	61
Series 17	45	47
Series 18	34	34
Series 19	24	26
	209	228

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2008 and 2007 are as follows:

	2008	2007

Series 15	$ -	$ -
Series 16	71,862	71,862
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$158,311	$158,311

During the six months ended September 30, 2008 the Fund disposed of seventeen Operating Partnerships. A summary of the dispositions by Series for September 30, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 15	11	-	$220,070	$220,070
Series 16	2	-	80,300	1,159
Series 17	2	-	36,000	36,000
Series 18	-	-	-	-
Series 19	2	-	3,290,000	3,290,000

Total	17	-	$3,626,370	$3,547,229

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30,2008

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2008.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2008	2007

Revenues
Rental	$ 26,732,116	$ 28,332,446
Interest and other	1,186,145	1,667,241

	27,918,261	29,999,687

Expenses
Interest	5,955,381	6,431,702
Depreciation and amortization	7,582,468	8,427,765
Operating expenses	18,161,763	19,323,820
	31,699,612	34,183,287

NET LOSS	$(3,781,351)	$(4,183,600)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(3,743,536)	$(4,141,763)

Net loss allocated to other Partners	$ (37,815)	$ (41,837)

* Amounts include $3,494,513 and $3,263,960 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2008	2007

Revenues
Rental	$ 4,657,529	$ 4,981,862
Interest and other	168,764	239,831

	4,826,293	5,221,693

Expenses
Interest	974,389	1,095,068
Depreciation and amortization	1,301,822	1,468,590
Operating expenses	3,198,933	3,442,744
	5,475,144	6,006,402

NET LOSS	$ (648,851)	$ (784,709)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (642,362)	$ (776,862)

Net loss allocated to other Partners	$ (6,489)	$ (7,847)

* Amounts include $602,552 and $716,256 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2008	2007

Revenues
Rental	$ 6,945,744	$ 6,789,725
Interest and other	412,866	678,161

	7,358,610	7,467,886

Expenses
Interest	1,577,708	1,400,207
Depreciation and amortization	2,079,529	2,048,960
Operating expenses	5,072,206	4,866,825
	8,729,443	8,315,992

NET LOSS	$(1,370,833)	$ (848,106)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,357,125)	$ (839,625)

Net loss allocated to other Partners	$ (13,708)	$ (8,481)

* Amounts include $1,319,892 and $439,262 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2008	2007

Revenues
Rental	$ 7,529,796	$ 7,373,752
Interest and other	244,709	241,985

	7,774,505	7,615,737

Expenses
Interest	1,583,901	1,560,475
Depreciation and amortization	1,894,186	2,042,386
Operating expenses	4,803,984	4,985,486
	8,282,071	8,588,347

NET LOSS	$ (507,566)	$ (972,610)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (502,489)	$ (962,883)

Net loss allocated to other Partners	$ (5,077)	$ (9,727)

* Amounts include $452,295 and $808,098 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2008	2007

Revenues
Rental	$ 3,923,848	$ 4,041,610
Interest and other	200,012	202,706

	4,123,860	4,244,316

Expenses
Interest	826,964	826,595
Depreciation and amortization	1,206,346	1,330,145
Operating expenses	2,881,433	2,938,448
	4,914,743	5,095,188

NET LOSS	$ (790,883)	$ (850,872)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (782,974)	$ (842,363)

Net loss allocated to other Partners	$ (7,909)	$ (8,509)

* Amounts include $782,974 and $762,611 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2008	2007

Revenues
Rental	$ 3,675,199	$ 5,145,497
Interest and other	159,794	304,558

	3,834,993	5,450,055

Expenses
Interest	992,419	1,549,357
Depreciation and amortization	1,100,585	1,537,684
Operating expenses	2,205,207	3,090,317
	4,298,211	6,177,358

NET LOSS	$ (463,218)	$ (727,303)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (458,586)	$ (720,030)

Net loss allocated to other Partners	$ (4,632)	$ (7,273)

* Amounts include $336,800 and $537,733 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
September 30,2008
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

NOTE F - SUBSEQUENT EVENT

Subsequent to September 30, 2008, the Fund has entered into agreements to either sell or transfer interests in eight Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these eight Operating Partnerships are $341,970. The estimated gain on sales of the Operating Partnerships is $291,970 and the sales are expected to be recognized in the fourth quarter of 2008 or first and second quarter of 2009.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2008 were $550,954 and total fund management fees accrued as of September 30, 2008 were $24,041,029. During the quarter and six months ended September 30, 2008 $2,620,000 and $2,670,000 of accrued fund management fees was paid respectively. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2008, an affiliate of the general partner of the Fund advanced a total of $773,072 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2008 Series 18 was advanced $4,109. Below is a summary, by series, of the total advances made to date.

	Six Months Ended	Total
Series 16	$ -	$ 2,611
Series 17	-	635,362
Series 18	4,109	132,892
Series 19	-	2,207
	$ 4,109	$773,072

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in twenty-one of the Operating Partnerships.

During the quarter ended September 30, 2008, none of Series 15 net offering proceeds was used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2008.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in five of the Operating Partnerships.

During the quarter ended September 30, 2008, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 3 Operating Partnerships in the amount of $71,862 as of September 30, 2008. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in four of the Operating Partnerships.

During the quarter ended September 30, 2008, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 5 Operating Partnerships in the amount of $67,895 as of September 30, 2008. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended September 30, 2008, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2008. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in two of the Operating Partnerships.

During the quarter ended September 30, 2008, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2008.

Results of Operations

As of September 30, 2008 and 2007, the Fund held limited partnership interests in 209 and 228 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 15	82,823	13,317	$ 159,088	43,755
Series 16	116,957	39,848	263,771	51,863
Series 17	28,825	99,150	148,342	108,948
Series 18	93,376	2,111	188,063	2,911
Series 19	(118,453)	193,000	(44,484)	221,868
	$ 203,528	$347,426	$ 714,780	$429,345

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 47 properties September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2008 and 2007, Series 15 reflects net loss from Operating Partnerships of $(648,851) and $(784,709), respectively, which includes depreciation and amortization of $1,301,822 and $1,468,590, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. In 2007 occupancy averaged 73%. The property receives rental assistance for 23 units, and is generally able to keep those occupied. There are several other low income tax credit developments in the area offering rental assistance. It remains difficult to rent units without rental assistance. The property is offering two months of free rent as a leasing incentive and the management company continues to advertise heavily in surrounding areas. Occupancy averaged 71% in the first half of 2008, and management verbally reported 69% occupancy as of September 2008. The property operated below breakeven in 2007. The mortgage payments, taxes, insurance, and accounts payables are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2007 the property operated below breakeven due to an average occupancy of only 61%. Occupancy suffered in 2007 as a result of an increase in security issues at the property, such as violent behavior and vandalism. In February 2008, management replaced the property's site manager. To improve the reputation of the property the new manager immediately implemented both an improved resident screening program, which scores each potential resident, as well as a strict rent collection policy that included initiating eviction proceedings if rent is not collected by the fifth of the month. Management has also started to strictly enforce the property's rules and regulations and is immediately initiating eviction proceedings if rules are broken. In the second quarter 2008, violence and criminal activity were no longer an issue at the property; however, average occupancy was low at 71%. Through the third quarter 2008, average occupancy remained stable at 70%. As a result of Hurricane Ike, in August and early September 2008, this property was not able to lease any units. Even though this property was not in Hurricane Ike's path and there was no structural damage to the site, there was no electricity at the property for two weeks making it difficult to lease units. Occupancy is expected to increase in the fourth quarter 2008 as the property is back to its stable operations. To maintain a safe environment for the residents, the site manager is continuing to work closely with the local police department to establish regular evening and afternoon police patrols of the property. Furthermore, to increase occupancy, management is working with local Section 8 representatives and developing relationships with local churches and community centers. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. In 2007, despite an average occupancy of 92% the property operated below breakeven due to high utility and maintenance expenses. Although occupancy remained strong, averaging 99%, the property continued to operate below breakeven in the first quarter of 2008 due to high water and maintenance expenses. Water costs in Derby are three times the average water costs in neighboring towns. In addition, the age of the property necessitates extensive maintenance repairs. To offset high maintenance and water costs, a rent increase was implemented in December 2007. The rent increase increased annual gross potential rent by approximately $8,640. The rent increase, along with management's efforts in reducing operating expenses, allowed the property to operate above breakeven in the second and third quarters of 2008. The property was 90% occupied as of September 2008. Despite an expired guarantee, the operating general partner has a longstanding history of funding operating deficits and continues to fund deficits as necessary. The mortgage payments, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Osage Housing Associates Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. Occupancy began dropping in 2006 due to poor management. A new management company was hired and started to focus on outreach to local businesses. As a result 2007 average occupancy improved to 87%. The third quarter of 2008 continues to show improvement, averaging 92%. The operating general partner passed away in the second quarter of 2007. His widow is now the operating general partner. Their grandson has assumed the day-to-day operations of the Operating Partnership but communication has been intermittent and calls have gone unanswered. The investment general partner will continue to follow up with the operating general partner until all communication issues have been resolved. The low income housing tax credit compliance period for this property expires in 2009.

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

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. In 2007, average physical occupancy was 77%. Through the second quarter of 2008 average physical occupancy increased to 82%. In the third quarter 2008 physical occupancy showed a slight decrease and as of September this property was 81% occupied. To improve occupancy the site manager is continuing to work with local community groups and Section 8 to attract potential residents. The tax and insurance escrow was not adequately funded in 2007, and 2007 real estate taxes are delinquent. In an effort to address the delinquencies management created a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement will be waived in 2008 which will allow those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. As part of the workout plan two rental increases were approved, one in May 2008 and another one in May 2009 which will directly go towards the funding of the escrow accounts. The first approved rental increase occurred in May 2008, raising rental rates by $40. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Harrisonville Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $590,305 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Higginsville Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $608,067 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $613,178 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties III LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $611,181 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Maryville Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $694,880 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Villa Apts LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $389,586 and cash proceeds to the investment partnership of $18,190. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,190 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,190 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Osceola Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $588,185 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Rolling Brook III L.D.H.A. LP to a nonaffiliated entity for its assumption of the outstanding mortgage balance of approximately $801,991 and cash proceeds to the investment limited partner of $30,000. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $15,000 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership in the amount of $15,000 has been recorded as of June 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Edgewood Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $757,734 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Lilac Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $690,713 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,600 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Taylor Mill Properties, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $743,315 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In November 2008, the investment general partner entered into an agreement to transfer its interest in Virgen Del Pozo, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,226,877 and cash proceeds to the investment limited partner of $60,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $52,500 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 16

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 59 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2008 and 2007, Series 16 reflects net loss from Operating Partnerships of $(1,370,833) and $(848,106), respectively, which includes depreciation and amortization of $2,079,529 and $2,048,960, respectively. This is an interim period estimate; it is not indicative of the final year end results.

The Fitzgerald Building (Cass Partners, LP) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below breakeven due to low occupancy. Due to the lack of cash flow, management has been unable to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as update the kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking, and lack of amenities such as washer/dryer hook-ups. The operating general partner has been able to reduce operating expenses over the last two years by self-managing the property. The Operating Partnership is three years in arrears on the first mortgage from the City of Plattsmouth and in June 2008, the City issued an acceleration notice. In July 2008, the City rescinded the acceleration notice in exchange for agreement from the Operating Partnership to amend the maturity date of the loan from November 11, 2019 to September 1, 2008. In August 2008, the City sold the loan to an unrelated third party lender, who plans to commence foreclosure action on the property prior to year-end. The second mortgage is also in arrears; however, the investment general partner recently learned that this mortgage is not secured by the property. In addition, real estate taxes are in arrears for the period covering 2005 through 2007. Despite an expired operating deficit guaranty, the operating general partner continued to fund operating deficits until recently when he stated he could no longer do so. The investment general partner has analyzed the potential costs and benefits of maintaining the property through the 2008 compliance period. The investment general partner concluded that the cost of supporting the property's operations exceeds the benefit of avoiding the small amount of recapture that would occur if the property were forfeited before December 31, 2008, which is the end of the compliance period. As a result, the investment general partner believes a foreclosure or a consensual transfer of the property to the lender could take place prior to year-end. If either of these events occurs prior to year-end, the Operating Partnership will most likely experience recapture and interest in the estimated amount of $153,623. This represents estimated recapture and interest of $28 per 1,000 BACs.

Summersville Estates, LP (Summersville Estates) is a 20-unit low-income housing property located in Summersville, Missouri. Despite an occupancy average of 82%, the property operated above breakeven in 2007. As of September 2008, the property was 71% occupied. The property operated below breakeven at the end of the third quarter of 2008 due to low occupancy. Continued low occupancy is the result of a lack of rental assistance for four units and in addition the property is located in an impoverished and isolated area. Without rental assistance, potential residents in the area cannot afford the property's rents. In an effort to increase occupancy, management converted four one bedroom units and four two bedroom units into four three bedrooms. This conversion allows the property to provide rent-assisted apartments for all of its residents. The conversion was completed October 6, 2008. Now that all of the units have rental assistance, management does not expect occupancy to be a problem. Management confirmed there is a waiting list in place and the property will be 100% occupied by November 1, 2008. The taxes, mortgage and insurance payments are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated at a deficit in 2007 due to an average occupancy of 82%. The average physical occupancy through the third quarter 2008 was 86%. Operating expenses continue to stay below the state average. However, due to an inability to raise rental rates and the high vacancy rate, the property continued to operate below breakeven in 2008. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. In August 2006, a new site manager raised rents during substantial roof renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions, the original rents were reinstated and a new leasing staff was hired. Although the average annual occupancy for 2007 was only 65%, it steadily increased during the year ending with an average of 72% in the fourth quarter. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased need. However, several businesses are rumored to be moving from Atlanta to McDonough, which should increase the need for housing in the area. Occupancy continued to show signs of improvement through the second quarter of 2008, averaging 85%; however, third quarter occupancy has dropped slightly to an average of 81%. In an effort to increase the occupancy, a new property manager was hired in August 2008. The new manager brings over fifteen years of Low Income Housing Tax Credit property management experience and is very familiar with the McDonough area and has already begun cross networking with many of the local businesses and associations. During the third quarter of 2008, management initiated a Preferred Employer Program, which has identified several large business enterprises within a 3-mile radius of the property whose employees fit Sable Chase's demographic profile.  This promotion has increased qualified foot traffic and Sable Chase is waiving the application fees for these select groups. Management forecasts a continued slow but steady increase in occupancy throughout 2008. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires in 2008. All insurance, real estate taxes and mortgage payments are current.

In January 2008, the investment general partner transferred 50% of its interest in Concord Associates, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $533,356 and cash proceeds to the investment partnership of $0. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in January 2009 for the assumption of the other half of the remaining outstanding mortgage balance of approximately $533,356 and cash proceeds to the investment limited partner of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2008.

In January 2008, the investment general partner of Series 16 transferred 50% of its interest in Greenwood Apartments, L.P. to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $703,718 and cash proceeds to the investment partnership of $0. The remaining 50% investment limited partner interest in the Operating Partnership is anticipated to be transferred in January 2009 for the assumption of the other half of the remaining outstanding mortgage balance of approximately $703,718 and cash proceeds to the investment limited partner of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2008.

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

In August 2008, the investment general partner entered into an agreement to transfer its interest in Westchester Village of St. Joseph, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,045,667 and cash proceeds to the investment partnership of $64,200. Of the total proceeds received, $6,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $53,200 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $79,141. Accordingly, a loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $25,941 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Aztec Properties II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $981,850 and cash proceeds to the investment partnership of $32,100. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,100 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $27,100 as of September 30, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Westchester Village of Oak Grove to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $902,995 and anticipated cash proceeds to the investment partnership of $35,310. The transaction is anticipated to close in December 2008. Of the total proceeds anticipated to be received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,310 is anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Cape Ann YMCA Community Center (Cape Ann YMCA Community Center) is a 23-unit SRO property located in Gloucester, MA. The property's occupancy has historically remained above 90%. However, during the first quarter of 2008, upon move-out inspections, it was discovered that there were bed bugs at the property. The management company took immediate action and had the units professionally treated. In addition, all carpeting was replaced with hard surface material and wooden furniture was replaced with metal to prohibit the issue from recurring. The total cost of the work was approximately $13,000 and will be reimbursed from the reserve account in the fourth quarter of 2008. The occupancy dropped to 78% during the first quarter of 2008 while units remained vacant for treatment. The work was completed during the second quarter and occupancy increased to 91% in September 2008. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes and insurance are all current.

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri. The property has, historically, operated above breakeven with occupancy above 90%. However, occupancy began to decline rapidly in the first quarter of 2008 ending at 62% in March. The site manager subsequently received very low marks for leasing and collections, resulting in her employment termination. Significant improvements began in April 2008 including a resident survey, heightened curb appeal, an open house, hosting community events and advertising in all area newspapers. As a result of the resident survey, management is creating a fitness center in an unused portion of the community room adjacent to the laundry facilities. Unit washers and dryers are being offered as move-in specials and will become permanent fixtures to the apartments. Occupancy began to improve in the second quarter and continued to increase through the third quarter 2008 ending at 86%.  The property is expected to return to previous positive operating levels by year-end 2008. The operating general partner's guarantee expired in 2004; however, he continues to fund operating deficits as needed. The mortgage, taxes and insurance are all current. The low income tax credit compliance period expires in 2009.

Series 17

As of September 30, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 45 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2008 and 2007, Series 17 reflects net loss from Operating Partnerships of $(507,566) and $(972,610), respectively, which includes depreciation and amortization of $1,894,186 and $2,042,386, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. Occupancy averaged 82% in 2007, and as a result, the property operated below breakeven. There are two other affordable housing complexes in the area. The property does not receive rental assistance, so the management company keeps rental rates low and offers one month of free rent upon move in or lease renewal. In the first half of 2008, average occupancy improved to 89%. In September 2008, management reported that occupancy had increased to 98%. The site manager has reduced advertising and maintenance expenses in 2008, and the property is operating slightly below breakeven. The operating general partner continues to fund all deficits. The mortgage, real estate taxes and insurance payments are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. The property continues to operate below breakeven through the third quarter of 2008 due to vacancy loss. Occupancy levels have been diminishing for the past couple of years, resulting in decreased rental income and increased accounts payable. Average occupancy dropped to 76% in the first half of 2008, but has shown improvements in the third quarter averaging 85%. The closing of the Brunswick Naval Airbase and lack of funds to make vacant units rent ready have contributed greatly to the decrease in occupancy. The investment general partner is currently working with the operating general partner to pay down the accounts payable and have the vacant units updated. The investment general partner is also working with the partnership's lender to release the remaining funds in the replacement reserve to help fund the work to make the vacant units rent ready. The plan is to have the remaining vacant units updated in the beginning of the fourth quarter. Once the vacant units become rent ready, management feels they will then be able to stabilize occupancy above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Leigh Acres, FL. In 2007, the property operated with a small deficit due to an average occupancy of 74%. The occupancy at Park Place has historically averaged in the high 90% range. Management has advised that the drop in occupancy is due to an increase in rental rates. The increase in rental rates was required to cover the additional debt the property had to assume to fix the property after Hurricane Wilma. The property lost a number of long time tenants due to the rental rate increases. Management also stated another cause of the low occupancy is that local single family homes in the area are being rented for similar prices. Management has increased their marketing efforts and is offering move-in specials to increase traffic. Average occupancy has improved through the second and third quarters, but did drop to 82% occupancy at the end of September 2008. The investment general partner will monitor weekly traffic reports to ensure occupancy remains strong. The property continues to operate below breakeven through the third quarter due to the lower average occupancy and the increase in administrative fees. The administrative fees have increased due to the increased marketing effort by management. Once occupancy stabilizes and the need for increased marketing decreases, the administrative fee will decrease. The investment limited partner performed a property site visit in the third quarter. The investment limited partner conducted a physical evaluation and assessed the on-site management. Both the physical evaluation and the management review scored well. All taxes, insurance and mortgage payments are current and the final year of compliance is 2008.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. As a result of poor operations, the replacement reserve account was under-funded. The operating general partner was successful in re-amortizing the debt and obtaining successive rent increases in 2006 and 2007. The property operated well through the first three quarters of 2007; however, a sharp decrease in occupancy resulted in deteriorating conditions in the fourth quarter and through the third quarter of 2008. In February 2008, there was a fire at the property which took two units off-line. Repairs to the units were delayed by Rural Development inspections and processing of the insurance claim. The units which are located next to the management office have been an eyesore, and as a result occupancy was 71% in September 2008. Demolition of the units is complete and construction of the units has commenced. The management company has been very proactive, getting the necessary approvals to rebuild the units and work with the new site manager to lease units and improve occupancy. Due to the dire occupancy problems, deferred maintenance issues, and the overall lack of funds, management submitted this property for approval under Rural Development assistance program. Should the property be selected, tools may be available to assist the property and its recovery. They have also requested relief in additional rental assistance. The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expires in 2009.

Shawnee Housing Associates Limited Partnership (Villa West South V) is a 52-unit development located in Topeka, KS. Despite an average occupancy of 98%, the property operated below breakeven in 2007 due to high maintenance expenses. To reduce maintenance expenses, management solicits competitive bids from outside contractors and the maintenance staff works to purchase parts and supplies at competitive prices. The property operated below breakeven in the first quarter of 2008 due to carpet replacement, snow removal and heating expenses. To offset high operating expenses, a rent increase was implemented in May 2008. Monthly rents increased by $20 per unit, which will increase gross potential revenue by approximately $1,040 per month. Operating expenses normalized in the second quarter of 2008. The reduced operating expenses, along with the rent increase, allowed the property to operate above breakeven in the second and third quarters of 2008. As of September 2008 the property was 95% occupied. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. In July 2008, the investment general partner of Shawnee Housing Associates LP approved an agreement to sell the property and the transaction is anticipated to close in November 2008. The anticipated sales price for the property is $1,316,676, which includes the outstanding mortgage balance of approximately $872,992. There are zero proceeds to be returned to the cash reserves held by Series 17.

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

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 92% in the third quarter of 2008. As a result, the property is operating above breakeven through the first three quarters. The investment general partner will continue to monitor occupancy and management's efforts to improve operations.

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions occupancy has steadily decreased from its average of near 100% to a 2007 average of 90%, and below breakeven operations for the year. As new construction has halted in the Naples area, many construction employees and laborers have left the area for construction jobs in other areas of the country. As construction employees made up a significant and regular portion of its tenant base, the property has been negatively affected and has had difficulty offsetting this loss with another target market. In 2008, aggressive management and marketing strategies have allowed the property to improve its performance significantly. As of August 2008, the property was 91% occupied. Management was able to achieve this through re-directing their marketing approaches and increasing referral amounts. In addition, concessions were increased and rents were reduced in order to be competitive in a market where communities are offering as much as three months concessions. The partnership continues to operate below breakeven due to high economic vacancy. In addition, maintenance expenses are trending higher then average as turnover costs are up. Due to poor operations, accounts payable have increased significantly. In September 2008, a lien was placed on the property in the amount of $36,000 due to outstanding legal fees. The operating general partner and lien holder worked out a payment arrangement for the outstanding balance and an agreement was received by the investment general partner. The investment general partner will work with the operating general partner to improve leasing efforts and reduce vacancy. In addition, it will ensure the payments to the lien holder are made as negotiated. The mortgage, real estate taxes and insurance payments are current.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Caneyville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $453,459 and cash proceeds to the investment limited partner of $18,400. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,400 will be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,400 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Cloverport Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $713,558 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 will be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,600 as of September 30, 2008.

In September 2008, the investment general partner of Crofton Associates I, Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in July 2009. The anticipated sales price for the property is $842,000, which includes the outstanding mortgage balance of approximately $765,000 and cash proceeds to the investment limited partners of $73,150. Of the total proceeds anticipated to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $65,650 are anticipated to be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution

In September 2008, the investment general partner of Hickman Associates II, Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in July 2009. The anticipated sales price for the property is $589,000, which includes the outstanding mortgage balance of approximately $528,000 and cash proceeds to the investment limited partnership of $57,950. Of the total proceeds anticipated to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $50,450 are anticipated to be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Cambridge Family YMCA (Central House) is a 128-unit property located in Cambridge, MA. The property has historically performed above breakeven with occupancy above 90%. In August 2008, there was a physical inspection and compliance audit conducted, which resulted in the issuance of an 8823. The 8823 has since been corrected. However, it was noted in the current inspection report that an 8823 had been issued in 2005. The operating general partner and the investment general partner were not aware of the 2005 violation. After further review, it was discovered that an 8823 was issued in 2005 because the property was deemed to be unavailable to the general public. This stemmed from the various contracts with local supportive service and special needs agencies that paid rent on the vacant units that had been set aside for their clients. The set-asides were part of the original Low Income Housing Tax Credit application and credit awards were made based on this structure. The investment general partner, operating general partner and the investment general partner's legal counsel all believe that this structure does not violate the "public use" requirements and should not have resulted in an 8823. That belief was further supported when the Housing and Economic Act of 2008 passed in July 2008, clarifying the definition of the general public use rule. After much discussion, including the state allocating agency, it was decided that no action would be taken in regard to the 8823 issued in 2005. The form was issued three years ago and there has been no resulting correspondence from the IRS as of October 1, 2008. On December 31, 2008, the 15-year low income housing tax credit compliance period will expire with respect to Cambridge Family YMCA. The investment general partner is currently discussing a disposition arrangement with the current sponsor that is consistent with the investment objectives of the investment partnership.

Series 18

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2008 and 2007, Series 18 reflects net loss from Operating Partnerships of $(790,883) and $(850,872), respectively, which includes depreciation and amortization of $1,206,346 and $1,330,145, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2007 due to declining occupancy and high operating expenses. Although occupancy reached 100% in February 2007, it steadily declined to 63% by December 2007. The decline in occupancy is directly attributed to a substantial rent increase implemented in 2007, as well as the opening of a new senior complex in town. The increased rental rates at Natchitoches are reasonable; however, the resident base is comprised of elderly residents that cannot afford even the slightest increase. Because of the significant concessions offered at the new complex, several residents transferred. During 2007 and throughout 2008, the increased vacancy resulted in higher operating expenses as costs associated with turnovers were incurred. Additionally, since the property was completed in 1994, deferred maintenance items exist at the site. During the first quarter of 2008, occupancy continued to decline substantially, averaging only 58%. This was due to management having difficulty finding qualified elderly applicants that can afford the rents. In March 2008, the on-site manager was replaced. The new manager immediately began scouring the area in an effort to attract potential residents. She visited local businesses and other nearby apartment complexes, and left information at the local grocery markets. Reporting indicates these measures have begun to work as occupancy increased to average 86% for the third quarter 2008. The site manager will continue marketing efforts until occupancy stabilizes above 90%. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2007, average physical occupancy was 93% and the property was operating below breakeven. The operating deficit was due to high maintenance expenses associated with making apartments rent ready. However, maintenance expenses are anticipated to decrease by 40% which will allow the property to operate above breakeven. As of March 2008, this property was 100% occupied and able to breakeven. Physical occupancy for 2008 averaged 98% and as of September 2008 this property was 94% occupied. Through the third quarter this property continues to operate above breakeven due to stabilized operations. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. The property operated with an average occupancy of 95% in 2007. Average occupancy through September 2008 has been consistent with the prior year average at 96%. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. In 2007, occupancy averaged 79% and the property operated slightly below breakeven due to low occupancy caused by ineffective management. There is no hard debt associated with this partnership's financing. The property continued to operate below breakeven through the third quarter of 2008; however, occupancy continues to improve with an average of 85% through the third quarter 2008. According to the City of Boston, 2008 real estate taxes have been paid in full as of September 15, 2008. First quarter 2009 is outstanding on three of the six parcels. The total due is $8,005, which accrues interest daily. The second quarter 2009 taxes were due on November 1, 2008. According to the Boston Water and Sewer Department, water and sewer payments are current on all of the five accounts. The last payment on each account was made in September 2008, with the next payment due on October 5, 2008. The investment general partner continues to monitor this partnership closely to ensure that taxes, water and sewer bills are paid. To improve occupancy, management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes. The Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. The investment general partner will continue to monitor this partnership until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property continued to operate below breakeven in the third quarter of 2008 as occupancy remained low. The drop in occupancy is due to the addition of new tax credit properties in the market. To increase traffic and boost occupancy, the operating general partner has hired a third party professional leasing agent. The leasing agent has a thorough understanding of the local market and strong connections with the local housing authority. The leasing agent is working with management to increase occupancy by increasing marketing and outreach. The property has shown improvements and as of September 2008 the property was 88% occupied. The investment limited partner went to the property in the third quarter of 2008 to conduct a physical evaluation of the property and assess on-site management. The property was in good condition and management appeared strong and qualified. The investment general partner will continue to monitor operations and work with the management company to help improve occupancy. All tax, insurance, and mortgage payments are current.

Chelsea Square Development Limited Partnership (Chelsea Square Apartments) is a 6-unit property located in Chelsea, Massachusetts. In 2007, the occupancy averaged 100% and the property continued to maintain 100% occupancy through the third quarter 2008. Additionally, the property continues to operate above breakeven through September 2008. Historically, this partnership has had issues regarding timely payment of tax and water/sewer bills. The City of Chelsea has confirmed that all payments are current for real estate taxes, water, and sewer. The next real estate tax payment was due on November 1, 2008 and the next water and sewer payment was due on October 24, 2008. The operating general partner's operating deficit guarantee is unlimited as to time and amount. The mortgage and insurance payments are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. In 2007 occupancy averaged 88%. The operating general partner received a Section 8 contract for three units for the homeless, which helped improve occupancy to an average of 96% during the third and fourth quarter of 2007. Through August 2008, the property averaged 92% occupancy. The site manager is working to improve rent collections, and reports that tenant receivables decreased in the first half of 2008. The operating general partner continues to fund operating deficits as needed. The real estate taxes, mortgage, and insurance payments are all current.

Preston Wood Associates, LP (Prestonwood Apartments) is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 75% for 2007 and the property operated below breakeven for the year. In 2006 a $270,000 rehabilitation was completed in an effort to make the units more marketable. The improvements were funded entirely by the operating general partner. The operating general partner believed that Bentonville was a growing community and making the improvements to the property would increase occupancy and improve operations; however, performance continued to struggle after the completion of the project due to poor management. At the end of 2007, the operating general partner dismissed the management company and the on-site manager was replaced in July 2008. The property is currently being owner- managed. The site manager has been employed by the operating general partner before and has successfully turned around a number of underperforming properties. Since assuming site management duties, the site manager has increased occupancy from 39% in July 2008 to 56% as of September 2008. The property continues to operate below breakeven; however, all deficits are being funded by the operating general partner. Also in 2007 a portion of the parking lot was sold to the Arkansas State Highway Commission to be used for highway construction purposes. A new ramp is being built by the property and the road is being expanded to accommodate the increase in traffic. The operating general partner anticipates this should improve occupancy significantly as the property will have an advantageous location next to the highway for commuters and will also increase site visibility. The investment general partner will continue to monitor occupancy and operations to ensure that occupancy continues to improve. The operating general partner continues to fund all operating deficits. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Due to lack of cash flow in prior years, replacement reserves were not funded to the required levels. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units. These have been the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on referrals from the local housing authority but also runs an advertisement for the property in a free weekly advertiser that is distributed throughout town. The applicant screening process has become more stringent in order to maintain a strong tenant base, so when vacancies occur they are harder to fill. Occupancy has averaged 82% through the third quarter of 2008. The property operated slightly below breakeven in 2007. In March 2007, the investment limited partner negotiated the transfer of the operating general partner interest to a local company with a good working relationship with Rural Development. As part of this transaction, the new operating general partner originally agreed to obtain a conventional loan to replace two roofs at the property that have had problems with loose shingles, reface kitchen and bathroom cabinets in ten units, and remove and replace parking lot concrete. In the first quarter 2008, the new operating general partner obtained Rural Development rental rate increase approval that will allow them to make larger replacement reserve deposits going forward instead of taking on additional debt. This rental increase went into effect on June 1, 2008. These larger deposits are being used to fund Rural Development approved capital needs. The capital needs assessment includes replacement of two roofs, concrete work and cabinetry repairs, all to be completed by year end 2008. As of the end of the third quarter 2008, kitchen and bathroom cabinets have been refaced, and a bid for one roof replacement was approved by Rural Development and work has commenced. Management expects to replace the second roof and complete the parking lot repairs later this fall. The investment limited partner will continue to work closely with the operating general partner to monitor the capital improvements, funding of the replacement reserve, and ensure operational stabilization.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. In the first quarter of 2007, the investment general partner negotiated the transfer of the operating general partner interest to a local company with a good working relationship with Rural Development. The transfer occurred on March 30, 2007. Upon transfer, the new operating general partner paid an outstanding September 2006 tax bill as well as the March 2007 tax bill. After several years of unsuccessful site management, a new site manager was hired in June 2007 and she had an immediate impact on the property. With the help of an on-site location and normal office hours, management has been able to offer assistance on applications, provide quick application turnaround, offer property tours, and also make prompt evictions when necessary. Management's focus on quick application turnaround and follow-up resulted in an increase in occupancy to 88% as of the end of the fourth quarter 2007. However, due to the eviction of four non-paying residents in the first quarter of 2008, and a more stringent applicant screening process in an effort to continue to improve the tenant base, occupancy averaged 72% for the second quarter. Management is confident that occupancy is on the upswing though, with average occupancy of 78% through the third quarter of 2008 combined with good collections and an improved tenant base. In addition to advertising in a local newspaper, distributing flyers, and contacting local employers, management is working with local housing agencies in accordance with the required USDA Affirmative Fair Housing marketing program. With improved operations, the property was able to fund the September 2007 and March 2008 tax payments. The investment general partner continues to work closely with the operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven.

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

Series 19

As of September 30, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties at September 30, 2008, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2008 and 2007, Series 19 reflects net loss from Operating Partnerships of $(463,218) and $(727,303), respectively, which includes depreciation and amortization of $1,100,585 and $1,537,684, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ankeny Housing Associates Two L.P, (Delaware Crossing Apartments) is a 152-unit property located in Ankeny, Iowa. In 2007, occupancy averaged 93% and the property operated below breakeven, due to high utility, tax, and insurance expenses. Management has made strides in reducing operating expenses and the property has consistently operated above breakeven through the third quarter of 2008. As of September 2008, the property was 94% occupied. All tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas. In 2007, occupancy averaged 97% and the property operated above breakeven. However, the Operating Partnership underfunded the security deposit and replacement reserve accounts while maintaining a high account payable balance. The operating general partner insists this is due to insufficient rental rates, which barely cover the normal operating expenses. In 2008, Rural Development approved an increase of approximately $30 per unit effective January 1, 2008 for new move-ins or upon lease renewal. This increase is expected to significantly improve operations during 2008 as the generated revenue will be utilized to reduce accounts payable and fund accounts as needed. During the first three-quarters of 2008, occupancy has remained strong averaging 98%; however, the accounts payable balance remains high. The operating general partner continues to fund all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period will expire.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas. Rental rate increases were implemented in 2006 and 2007, yet the rents were still inadequate to cover normal operating expenses. During 2007, occupancy averaged 91%. Although the operating general partner requested a $60 per unit rent increase for 2008, Rural Development only approved an increase of approximately $15 per unit. This increase was effective January 2008 and is implemented for new move-ins or upon lease renewal. Although the increased rents will generate more revenue during 2008, they continue to cause turnover at the site. Management continues to evaluate each unit upon turnover and is updating as necessary to compete with surrounding area complexes. The manager is adamant that unit and curb appeal improvements are necessary to obtain and maintain a better resident base. To increase traffic, management is working with local agencies and businesses. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period will expire.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven due to low rent levels in the area. In an effort to improve occupancy, the property offered one-month free rent for new residents as well as one-month free rent for resident referrals. Management expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly. Occupancy at the property averaged 88% in 2006, and 98% in 2007. The average occupancy through the third quarter of 2008 is 99%. Despite strong occupancy, the property continues to operate below breakeven through the third quarter of 2008 due to the low rent levels combined with the lease concessions. Rent levels remain stagnant in the area. The area is rural with few employment opportunities. The property received a grant of $40,000 from the State to enable the property to reduce the rents for the residents but not lose any income. The grant is received annually and is valid through December 2008. The operating general partner will apply for the 2009 grant in October of 2008; he does not anticipate any issues with receiving the grant for 2009. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce operating deficits. The due dates for the primary and secondary mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. Previously, the property has suffered low occupancy due to poor management. A new management company started in early 2006. The property improved in 2007 with an average occupancy of 87%. The management company continues to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. The first quarter of 2008 showed signs of improvement, with occupancy increasing to 89% from 83% in the fourth quarter of 2007. The second and third quarters, reportedly, remained at 89% average occupancy and further improvements are still needed as the property is operating below breakeven. The operating general partner passed away in the second quarter of 2007 and his widow is now the operating general partner. Their grandson is assuming the day-to-day operations of the partnership but communication has been intermittent and calls have gone unanswered. The investment general partner will continue to follow up with the operating general partner until all communication issues are resolved. The low income housing tax credit compliance period expires in 2009.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through the first three quarters of 2008, average occupancy is 93%, and operations are just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units have been brought back on line. The investment general partner inspected the project after completion of the repairs and found that all foundation repairs have been addressed and the overall property is in very good physical condition. Despite the improvement in occupancy, expenses remain high and inhibit the property from operating above breakeven. The most significant expenses are utilities and maintenance. The high maintenance expenses are turnover related as management has seen an increase in turnover from historical figures due mainly to market related issues. Management is exploring options for reducing their utility expenses. The investment partner will continue to work with management to improve occupancy and reduce expenses. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. Occupancy increased to 97% in 2007 but the property still operated below breakeven. Occupancy has averaged 94% through the third quarter of 2008. Leasing concessions have been eliminated completely at the moment. Management has implemented more stringent credit and criminal background checks on prospective tenants in an effort to minimize delinquency. Low rent levels and turnover costs are the primary reasons for the 2007 cash deficit. The property's mortgage is current and the replacement reserve is adequately funded. The tax and insurance escrow accounts remain under-funded and will consequently rely on reserves, which are ample. The operating deficit is being funded with a cash overdraft, which has been reduced and is currently $24,600. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. Rental assistance has been granted and was made effective in September 2008. The operating deficit guarantee is unlimited in time and amount. The property's low income housing tax credit compliance period expires in 2009.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The 2007 occupancy average was 99% and operating expenses decreased from 2006. Through the third quarter of 2008, occupancy is 99%. Operations have improved to above breakeven through the second quarter of 2008, mainly attributable to lower administrative and utility expenses. Third quarter financial statements have been requested. The operating deficit is being funded with a cash overdraft that is currently $13,267. The replacement reserve is adequately funded. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period for the property expires in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately twenty-six miles from downtown Atlanta. Over the past few years, occupancy has suffered from the over-development of apartment communities in the immediate market area. A drop in occupancy combined with increases in the security and administrative expenses has resulted in below breakeven operations. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired, until the end of the compliance period. Through the third quarter of 2008, occupancy is averaging 94%. The management company performed a market study resulting in the rents being adjusted downward in their two bedroom units and upward in their three bedroom units. Occupancy and collections have increased in September. To date, the operating general partner has advanced $271,729 in operating deficit funding. The mortgage, taxes and insurance payments are current. The low income housing tax credit compliance period expires in 2008.

Northpointe LP (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. Despite average occupancy of 95% for 2007, the property operated below breakeven. The property's rents have been kept below the maximum tax credit rent to remain competitive with two nearby tax credit properties developed within the past five years. Maintenance expenses are high due to additional work that has been needed during turnovers, coupled with costs to maintain curb appeal. In an effort to improve operations, management has focused on resident retention as well as improving collections. Occupancy has remained stable through the third quarter of 2008 with an average of 93%. The low income tax credit compliance period expires in 2009. The property's mortgage, real estate taxes and insurance payments are all current. The operating general partner continues to fund deficits as needed.

In February 2008, the investment general partner of Community Dynamics - Plano, Ltd. approved an agreement to sell the property and the transaction closed in July 2008. The sales price for the property was $11,500,000, which includes the outstanding mortgage balance of approximately $7,550,804 and cash proceeds to the investment limited partner of $1,200,000. Of the total proceeds received $125,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,060,000 was returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,000 as of September 30, 2008. As of September 2008 additional sales proceeds of $205,000 were received and recorded as a gain on sale. These proceeds were returned to cash reserves held by Series 19.

In February 2008, the investment general partner of Community Dynamics - Fort Worth, Ltd. approved an agreement to sell the property and the transaction closed in July 2008. The sales price for the property was $11,500,000, which includes the outstanding mortgage balance of approximately $6,019,158 and cash proceeds to the investment limited partners of $1,920,000. Of the total proceeds received $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $1,880,000 was returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,880,000 as of September 30, 2008. As of September 2008 additional sales proceeds of $145,000 were received, and recorded as a gain on sale. These proceeds were returned to cash reserves held by Series 19.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions, which for the Fund is April 1, 2008. In December 2007, the FASB delayed the implementation of SFAS 157 as it pertains to non-financial assets and liabilities for fiscal years beginning after November 15, 2008, which for the Fund is April 1, 2009. The Fund is currently evaluating the potential impact of the adoption of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Fund does not expect to elect the fair value option.

On December 4, 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Fund is currently evaluating the impact of the adoption of SFAS 141R on its financial statements. However, the Fund does not expect SFAS 141R to have a material impact on the Fund's statement of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest's basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. However, the Fund does not expect SFAS 160 to have a material impact on the Fund's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4T.	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 17, 2008	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 17, 2008	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 17, 2008	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal