Form 10-Q
period 2008-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2009-02-17
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2008

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2008

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
FOR THE QUARTER ENDED DECEMBER 31, 2008

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

Combined Statement of Operations Series 19 42

Note E Taxable Loss 43

Note F Subsequent Event 43

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 44

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 73

Item 3. Quantitative and Qualitative 75

Item 4T. Controls and Procedures 75

Part II Other Information 76

Item 1. Legal Proceedings 76

Item 1A. Risk Factors 76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 76

Item 3. Defaults Upon Senior Securities 76

Item 4. Submission of Matters to a Vote of Security Holders 76

Item 5. Other Information 76

Item 6. Exhibits 76

SIGNATURES 77

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 1,187,665	$ 1,661,004

OTHER ASSETS

Cash and cash equivalents	2,038,333	775,079
Deferred acquisition costs, net of accumulated amortization (Note B)	717,387	756,674
Other assets	86,367	63,707
	$ 4,029,752	$ 3,256,464

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 37,486	$ 18,050
Accounts payable affiliates	25,351,043	26,335,867
Capital contributions payable	158,311	158,311
	25,546,840	26,512,228

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(19,431,639)	(21,152,928)
General Partner	(2,085,449)	(2,102,836)
	(21,517,088)	(23,255,764)
	$ 4,029,752	$ 3,256,464

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 144,021	$ 209,560

OTHER ASSETS

Cash and cash equivalents	384,523	200,415
Deferred acquisition costs, net of accumulated amortization (Note B)	105,219	110,958
Other assets	21,367	28,707
	$ 655,130	$ 549,640

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 16,204	$ 16,526
Accounts payable affiliates	5,261,862	5,080,035
Capital contributions payable	-	-
	5,278,066	5,096,561

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(4,254,517)	(4,179,262)
General Partner	(368,419)	(367,659)
	(4,622,936)	(4,546,921)
	$ 655,130	$ 549,640

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 343,294	$ 478,018

OTHER ASSETS

Cash and cash equivalents	312,479	197,645
Deferred acquisition costs, net of accumulated amortization (Note B)	145,752	153,702
Other assets	-	-
	$ 801,525	$ 829,365

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 21,282	$ 381
Accounts payable affiliates	7,657,977	7,210,716
Capital contributions payable	71,862	71,862
	7,751,121	7,282,959

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(6,413,491)	(5,922,449)
General Partner	(536,105)	(531,145)

	(6,949,596)	(6,453,594)
	$ 801,525	$ 829,365

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ 700,350	$ 779,743

OTHER ASSETS

Cash and cash equivalents	190,878	190,524
Deferred acquisition costs, net of accumulated amortization (Note B)	149,888	158,372
Other assets	60,000	30,000
	$ 1,101,116	$ 1,158,639

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	7,292,491	6,957,896
Capital contributions payable	67,895	67,895
	7,360,386	7,026,172

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(5,775,900)	(5,388,080)
General Partner	(483,370)	(479,453)
	(6,259,270)	(5,867,533)
	$ 1,101,116	$ 1,158,639

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ -

OTHER ASSETS

Cash and cash equivalents	52,555	76,676
Deferred acquisition costs, net of accumulated amortization (Note B)	115,374	121,667
Other assets	5,000	5,000
	$ 172,929	$ 203,343

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	4,695,866	4,396,304
Capital contributions payable	18,554	18,554
	4,714,420	4,415,239

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,185,849)	(3,859,550)
General Partner	(355,642)	(352,346)
	(4,541,491)	(4,211,896)
	$ 172,929	$ 203,343

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2008 (Unaudited)	March 31, 2008 (Audited)
ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS(Note D)	$ -	$ 193,683

OTHER ASSETS

Cash and cash equivalents	1,097,898	109,819
Deferred acquisition costs, net of accumulated amortization (Note B)	201,154	211,975
Other assets	-	-
	$ 1,299,052	$ 515,477

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 381
Accounts payable affiliates	442,847	2,690,916
Capital contributions payable	-	-
	442,847	2,691,297

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,198,118	(1,803,587)
General Partner	(341,913)	(372,233)
	856,205	(2,175,820)
	$ 1,299,052	$ 515,477

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 6,776	$ 8,266
Other income	1,722	8,012
	8,498	16,278

Share of Income (Loss) from Operating Partnerships(Note D)	(30,227)	(448,257)

Expenses
Professional fees	17,771	23,998
Fund management fee (Note C)	489,330	555,706
Amortization	13,096	13,096
General and administrative expenses	53,088	95,645
	573,285	688,445

NET INCOME (LOSS)	$ (595,014)	$ (1,120,424)

Net income (loss) allocated to limited assignees	$ (589,064)	$ (1,109,220)

Net income (loss) allocated to general partner	$ (5,950)	$ (11,204)

Net income (loss) per BAC	$ (.03)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2008	2007

Income
Interest income	$ 1,421	$ 3,111
Other income	-	5
	1,421	3,116

Share of Income (Loss) from Operating Partnerships(Note D)	44,661	(51,591)

Expenses
Professional fees	2,760	3,474
Fund management fee	66,381	101,255
Amortization	1,913	1,913
General and administrative expenses	11,223	19,819
	82,277	126,461

NET INCOME (LOSS)	$ (36,195)	$ (174,936)

Net income (loss) allocated to limited assignees	$ (35,833)	$ (173,187)

Net income (loss) allocated to general partner	$ (362)	$ (1,749)

Net income (loss) per BAC	$ (.01)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 16

	2008	2007

Income
Interest income	$ 1,156	$ 1,641
Other income	736	6,782
	1,892	8,423

Share of Income (Loss) from Operating Partnerships(Note D)	26,208	(222,318)

Expenses
Professional fees	2,884	3,739
Fund management fee	141,287	144,596
Amortization	2,650	2,650
General and administrative expenses	13,381	22,937
	160,202	173,922

NET INCOME (LOSS)	$ (132,102)	$ (387,817)

Net income (loss) allocated to limited assignees	$ (130,781)	$ (383,939)

Net income (loss) allocated to general partner	$ (1,321)	$ (3,878)

Net income (loss) per BAC	$ (.02)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2008	2007

Income
Interest income	$ 1,035	$ 1,780
Other income	-	521
	1,035	2,301

Share of Income (Loss) from Operating Partnerships(Note D)	(29,199)	(66,977)

Expenses
Professional fees	6,604	3,468
Fund management fee	126,600	116,325
Amortization	2,828	2,828
General and administrative expenses	11,326	19,906
	147,358	142,527

NET INCOME (LOSS)	$ (175,522)	$ (207,203)

Net income (loss) allocated to limited assignees	$ (173,767)	$ (205,131)

Net income (loss) allocated to general partner	$ (1,755)	$ (2,072)

Net income (loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2008	2007

Income
Interest income	$ 142	$ 748
Other income	588	588
	730	1,336

Share of Income (Loss) from Operating Partnerships(Note D)	-	(13,193)

Expenses
Professional fees	3,529	3,795
Fund management fee	83,515	90,709
Amortization	2,098	2,098
General and administrative expenses	8,704	16,415
	97,846	113,017

NET INCOME (LOSS)	$ (97,116)	$ (124,874)

Net income (loss) allocated to limited assignees	$ (96,145)	$ (123,625)

Net income (loss) allocated to general partner	$ (971)	$ (1,249)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2008	2007

Income
Interest income	$ 3,022	$ 986
Other income	398	116
	3,420	1,102

Share of Income (Loss) from Operating Partnerships(Note D)	(71,897)	(94,178)

Expenses
Professional fees	1,994	9,522
Fund management fee	71,547	102,821
Amortization	3,607	3,607
General and administrative expenses	8,454	16,568
	85,602	132,518

NET INCOME (LOSS)	$ (154,079)	$ (225,594)

Net income (loss) allocated to limited assignees	$ (152,538)	$ (223,338)

Net income (loss) allocated to general partner	$ (1,541)	$ (2,256)

Net income (loss) per BAC	$ (.04)	$ (.05)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2008	2007

Income
Interest income	$ 21,043	$ 25,864
Other income	31,429	20,512
	52,472	46,376

Share of income (loss) from Operating Partnerships(Note D)	3,267,979	(1,265,702)

Expenses
Professional fees	220,792	220,652
Fund management fee (Note C)	1,204,110	1,608,948
Amortization	39,287	39,287
General and administrative expenses	117,586	174,950
	1,581,775	2,043,837

NET INCOME (LOSS)	$ 1,738,676	$ (3,263,163)

Net income (loss) allocated to limited assignees	$ 1,721,289	$ (3,230,532)

Net income (loss) allocated to general partner	$ 17,387	$ (32,631)

Net income (loss) per BAC	$ .08	$ (.15)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2008	2007

Income
Interest income	$ 4,015	$ 10,208
Other income	4,013	419
	8,028	10,627

Share of income (loss) from Operating Partnerships(Note D)	224,921	(51,839)

Expenses
Professional fees	52,652	51,944
Fund management fee	225,469	286,021
Amortization	5,739	5,739
General and administrative expenses	25,104	34,725
	308,964	378,429

NET INCOME (LOSS)	$ (76,015)	$ (419,641)

Net income (loss) allocated to limited assignees	$ (75,255)	$ (415,445)

Net income (loss) allocated to general partner	$ (760)	$ (4,196)

Net income (loss) per BAC	$ (.02)	$ (.11)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2008	2007

Income
Interest income	$ 3,528	$ 4,911
Other income	5,569	9,167
	9,097	14,078

Share of income (loss) from Operating Partnerships(Note D)	(9,866)	(622,681)

Expenses
Professional fees	53,837	51,871
Fund management fee	405,058	427,448
Amortization	7,950	7,950
General and administrative expenses	28,388	42,464
	495,233	529,733

NET INCOME (LOSS)	$ (496,002)	$(1,138,336)

Net income (loss) allocated to limited assignees	$ (491,042)	$(1,126,953)

Net income (loss) allocated to general partner	$ (4,960)	$ (11,383)

Net income (loss) per BAC	$ (.09)	$ (.21)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2008	2007

Income
Interest income	$ 3,488	$ 5,095
Other income	6,507	8,224
	9,995	13,319

Share of income (loss) from Operating Partnerships(Note D)	(43,393)	(221,762)

Expenses
Professional fees	50,156	43,439
Fund management fee	274,941	318,179
Amortization	8,484	8,484
General and administrative expenses	24,758	37,761
	358,339	407,863

NET INCOME (LOSS)	$ (391,737)	$ (616,306)

Net income (loss) allocated to limited assignees	$ (387,820)	$ (610,143)

Net income (loss) allocated to general partner	$ (3,917)	$ (6,163)

Net income (loss) per BAC	$ (.08)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2008	2007

Income
Interest Income	$ 926	$ 2,396
Other income	1,998	2,521
	2,924	4,917

Share of income (loss) from Operating Partnerships(Note D)	-	(92,945)

Expenses
Professional fees	34,987	36,087
Fund management fee	271,579	277,016
Amortization	6,293	6,293
General and administrative expenses	19,660	29,181
	332,519	348,577

NET INCOME (LOSS)	$ (329,595)	$ (436,605)

Net income (loss) allocated to limited assignees	$ (326,299)	$ (432,239)

Net income (loss) allocated to general partner	$ (3,296)	$ (4,366)

Net income (loss) per BAC	$ (.09)	$ (.12)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2008	2007

Income
Interest income	$ 9,086	$ 3,254
Other income	13,342	181
	22,428	3,435

Share of income (loss) from Operating Partnerships(Note D)	3,096,317	(276,475)

Expenses
Professional fees	29,160	37,311
Fund management fee	27,063	300,284
Amortization	10,821	10,821
General and administrative expenses	19,676	30,819
	86,720	379,235

NET INCOME (LOSS)	$ 3,032,025	$ (652,275)

Net income (loss) allocated to limited assignees	$ 3,001,705	$ (645,752)

Net income (loss) allocated to general partner	$ 30,320	$ (6,523)

Net income (loss) per BAC	$ .74	$ (.16)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2008	$(21,152,928)	$ (2,102,836)	$(23,255,764)

Net income (loss)	1,721,289	17,387	1,738,676

Partners' capital (deficit), December 31, 2008	$(19,431,639)	$ (2,085,449)	$(21,517,088)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2008	$ (4,179,262)	$ (367,659)	$ (4,546,921)

Net income (loss)	(75,255)	(760)	(76,015)

Partners' capital (deficit), December 31, 2008	$ (4,254,517)	$ (368,419)	$ (4,622,936)

Series 16
Partners' capital (deficit) April 1, 2008	$ (5,922,449)	$ (531,145)	$ (6,453,594)

Net income (loss)	(491,042)	(4,960)	(496,002)

Partners' capital (deficit), December 31, 2008	$ (6,413,491)	$ (536,105)	$ (6,949,596)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2008	$ (5,388,080)	$ (479,453)	$ (5,867,533)

Net income (loss)	(387,820)	(3,917)	(391,737)

Partners' capital (deficit), December 31, 2008	$ (5,775,900)	$ (483,370)	$ (6,259,270)

Series 18
Partners' capital (deficit) April 1, 2008	$ (3,859,550)	$ (352,346)	$ (4,211,896)

Net income (loss)	(326,299)	(3,296)	(329,595)

Partners' capital (deficit), December 31, 2008	$ (4,185,849)	$ (355,642)	$ (4,541,491)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2008
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2008	$(1,803,587)	$ (372,233)	$(2,175,820)

Net income (loss)	3,001,705	30,320	3,032,025

Partners' capital (deficit), December 31, 2008	$ 1,198,118	$ (341,913)	$ 856,205

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 1,738,676	$(3,263,163)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	3,856	2,460
Amortization	39,287	39,287
Share of (Income)Loss from Operating Partnerships	(3,267,979)	1,265,702
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	19,436	7,500
Decrease (Increase) in other assets	(22,660)	-
(Decrease) Increase in accounts payable affiliates	(984,824)	609,750

Net cash (used in) provided by operating activities	(2,474,208)	(1,338,464)

Capital contributions paid to Operating Partnerships	-	(4,208)
Proceeds from sale of operating Limited Partnerships:	3,737,462	60,360

Net cash (used in) provided by investing activities	3,737,462	56,152

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,263,254	(1,282,312)

Cash and cash equivalents, beginning	775,079	1,947,702

Cash and cash equivalents, ending	$ 2,038,333	$ 665,390

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (76,015)	$ (419,641)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	5,739	5,739
Share of (Income)Loss from Operating Partnerships	(224,921)	51,839
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(322)	7,500
Decrease (Increase) in other assets	7,340	-
(Decrease) Increase in accounts payable affiliates	181,827	(867,038)

Net cash (used in) provided by operating activities	(106,352)	(1,221,601)

Capital contributions paid to Operating Partnerships	-	(4,208)
Proceeds from sale of operating Limited Partnerships:	290,460	60,360

Net cash (used in) provided by investing activities	290,460	56,152

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184,108	(1,165,449)

Cash and cash equivalents, beginning	200,415	1,345,224

Cash and cash equivalents, ending	$ 384,523	$ 179,775

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (496,002)	$ (1,138,336)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	3,856	653
Amortization	7,950	7,950
Share of (Income)Loss from Operating Partnerships	9,866	622,681
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,901	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	447,261	476,487

Net cash (used in) provided by operating activities	(6,168)	(30,565)

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	121,002	-

Net cash (used in) provided by investing activities	121,002	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,834	(30,565)

Cash and cash equivalents, beginning	197,645	190,149

Cash and cash equivalents, ending	$ 312,479	$ 159,584

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (391,737)	$ (616,306)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	1,806
Amortization	8,484	8,484
Share of (Income)Loss from Operating Partnerships	43,393	221,762
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	(30,000)	-
(Decrease) Increase in accounts payable affiliates	334,595	387,945

Net cash (used in) provided by operating activities	(35,646)	3,691

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	36,000	-

Net cash (used in) provided by investing activities	36,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	354	3,691

Cash and cash equivalents, beginning	190,524	165,814

Cash and cash equivalents, ending	$ 190,878	$ 169,505

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ (329,595)	$ (436,605)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	1
Amortization	6,293	6,293
Share of (Income)Loss from Operating Partnerships	-	92,945
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	299,562	303,845

Net cash (used in) provided by operating activities	(24,121)	(33,521)

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,121)	(33,521)

Cash and cash equivalents, beginning	76,676	107,343

Cash and cash equivalents, ending	$ 52,555	$ 73,822

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2008	2007
Cash flows from operating activities:

Net Income (Loss)	$ 3,032,025	$ (652,275)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Distributions from Operating Partnerships	-	-
Amortization	10,821	10,821
Share of (Income)Loss from Operating Partnerships	(3,096,317)	276,475
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(381)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(2,248,069)	308,511

Net cash (used in) provided by operating activities	(2,301,921)	(56,468)

Capital contributions paid to Operating Partnerships	-	-
Proceeds from sale of operating Limited Partnerships:	3,290,000	-

Net cash (used in) provided by investing activities	3,290,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	988,079	(56,468)

Cash and cash equivalents, beginning	109,819	139,172

Cash and cash equivalents, ending	$ 1,097,898	$ 82,704

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31,2008

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
December 31,2008

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2008 and for the nine months ended have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31,2008

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. As of December 31, 2008 the Fund has accumulated unallocated acquisition amortization totaling $1,175,953.  The breakdown of accumulated unallocated acquisition amortization within the Fund as of December 31, 2008 and 2007 is as follows:

	2008	2007

Series 15	$ 183,951	$ 176,299
Series 16	317,679	307,079
Series 17	277,861	266,549
Series 18	199,564	191,173
Series 19	196,898	182,469
	$1,175,953	$1,123,569

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2008 and 2007 are as follows:

	2008	2007
Series 15	$ 78,984	$108,166
Series 16	151,627	158,829
Series 17	127,305	129,315
Series 18	95,487	95,487
Series 19	74,547	102,837
	$527,950	$594,634

The fund management fees paid for the quarters ended December 31, 2008 and 2007 are as follows:

	2008	2007
Series 15	$ -	$ 200,000
	$ -	$ 200,000

The fund management fees paid for the nine months ended December 31, 2008 and 2007 are as follows:

	2008	2007
Series 15	$ 100,000	$1,200,000
Series 16	20,000	-
Series 17	50,000	-
Series 19	2,500,000	-
	$2,670,000	$1,200,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31,2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2008 and 2007, the Fund had limited partnership interests in 204 and 228 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2008 and 2007 is as follows:

	2008	2007
Series 15	45	60
Series 16	57	61
Series 17	44	47
Series 18	34	34
Series 19	24	26
	204	228

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2008 and 2007 are as follows:

	2008	2007

Series 15	$ -	$ -
Series 16	71,862	71,862
Series 17	67,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$158,311	$158,311

During the nine months ended December 31, 2008 the Fund disposed of twenty-two Operating Partnerships. A summary of the dispositions by Series for December 31, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 15	13	-	$290,460	$290,460
Series 16	4	-	121,002	41,861
Series 17	3	-	36,000	36,000
Series 18	-	-	-	-
Series 19	2	-	3,290,000	3,290,000

Total	22	-	$3,737,462	$3,658,321

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31,2008

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2008.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2008	2007

Revenues
Rental	$ 39,571,947	$ 42,057,685
Interest and other	1,767,456	2,437,549

	41,339,403	44,495,234

Expenses
Interest	8,645,224	9,570,692
Depreciation and amortization	11,348,719	12,668,051
Operating expenses	26,910,572	28,793,304
	46,904,515	51,032,047

NET LOSS	$(5,565,112)	$(6,536,813)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(5,509,460)	$(6,471,445)

Net loss allocated to other Partners	$ (55,652)	$ (65,368)

* Amounts include $5,119,118 and $5,145,383 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2008	2007

Revenues
Rental	$ 6,740,717	$ 7,340,534
Interest and other	296,968	367,652

	7,037,685	7,708,186

Expenses
Interest	1,415,300	1,598,137
Depreciation and amortization	1,858,336	2,157,865
Operating expenses	4,611,606	5,172,595
	7,885,242	8,928,597

NET LOSS	$ (847,557)	$(1,220,411)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (839,081)	$(1,208,207)

Net loss allocated to other Partners	$ (8,476)	$ (12,204)

* Amounts include $773,542 and $1,096,008 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2008	2007

Revenues
Rental	$10,321,478	$ 10,124,217
Interest and other	575,060	888,016

	10,896,538	11,012,233

Expenses
Interest	2,213,206	2,093,764
Depreciation and amortization	3,062,196	3,084,992
Operating expenses	7,419,480	7,214,609
	12,694,882	12,393,365

NET LOSS	$(1,798,344)	$(1,381,132)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,780,361)	$(1,367,321)

Net loss allocated to other Partners	$ (17,983)	$ (13,811)

* Amounts include $1,728,634 and $744,640 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2008	2007

Revenues
Rental	$ 11,085,915	$ 11,113,186
Interest and other	354,883	398,703

	11,440,798	11,511,889

Expenses
Interest	2,304,271	2,397,414
Depreciation and amortization	2,756,824	3,032,882
Operating expenses	7,135,427	7,458,904
	12,196,522	12,889,200

NET LOSS	$ (755,724)	$(1,377,311)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (748,166)	$(1,363,537)

Net loss allocated to other Partners	$ (7,558)	$ (13,774)

* Amounts include $668,773 and $1,141,775 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2008	2007

Revenues
Rental	$ 5,916,395	$ 5,770,265
Interest and other	294,485	288,117

	6,210,880	6,058,382

Expenses
Interest	1,222,866	1,169,954
Depreciation and amortization	1,970,625	2,120,371
Operating expenses	4,426,809	4,177,871
	7,620,300	7,468,196

NET LOSS	$ (1,409,420)	$ (1,409,814)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (1,395,326)	$ (1,395,716)

Net loss allocated to other Partners	$ (14,094)	$ (14,098)

* Amounts include $1,395,326 and $1,302,771 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2008

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2008	2007

Revenues
Rental	$ 5,507,442	$ 7,709,483
Interest and other	246,060	495,061

	5,753,502	8,204,544

Expenses
Interest	1,489,581	2,311,423
Depreciation and amortization	1,700,738	2,271,941
Operating expenses	3,317,250	4,769,325
	6,507,569	9,352,689

NET LOSS	$ (754,067)	$ (1,148,145)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (746,526)	$ (1,136,664)

Net loss allocated to other Partners	$ (7,541)	$ (11,481)

* Amounts include $552,843 and $860,189 for 2008 and 2007, respectively, of loss not recognized under the equity method of accounting.

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
December 31,2008
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

NOTE F - SUBSEQUENT EVENT

Subsequent to December 31, 2008, the Fund has entered into agreements to either sell or transfer interests in twelve Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these twelve Operating Partnerships are $1,471,085. The estimated gain on sales of the Operating Partnerships is $1,345,735 and the sales are expected to be recognized in the first, second, or third quarter of 2009.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2008 were $527,950 and total fund management fees accrued as of December 31, 2008 were $24,568,979. During the quarter and nine months ended December 31, 2008 $0 and $2,670,000 of accrued fund management fees was paid respectively. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2008, an affiliate of the general partner of the Fund advanced a total of $782,064 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2008 Series 18 was advanced $13,101. Below is a summary, by series, of the total advances made to date.

	Nine Months Ended	Total
Series 16	$ -	$ 2,611
Series 17	-	635,362
Series 18	13,101	141,884
Series 19	-	2,207
	$ 13,101	$782,064

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in twenty-three of the Operating Partnerships.

During the quarter ended December 31, 2008, none of Series 15 net offering proceeds was used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2008.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in seven of the Operating Partnerships.

During the quarter ended December 31, 2008, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 3 Operating Partnerships in the amount of $71,862 as of September 30, 2008. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in five of the Operating Partnerships.

During the quarter ended December 31, 2008, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 5 Operating Partnerships in the amount of $67,895 as of September 30, 2008. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202.

During the quarter ended December 31, 2008, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2008. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in two of the Operating Partnerships.

During the quarter ended December 31, 2008, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2008.

Results of Operations

As of December 31, 2008 and 2007, the Fund held limited partnership interests in 204 and 228 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2008 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 15	66,381	12,603	225,469	56,358
Series 16	141,287	10,340	405,058	62,203
Series 17	126,600	705	274,941	109,654
Series 18	83,515	11,972	271,579	14,882
Series 19	71,547	3,000	27,063	224,868
	$ 489,330	$ 38,620	$ 1,204,110	$467,965

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 45 properties December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2008 and 2007, Series 15 reflects net loss from Operating Partnerships of $(847,557) and $(1,220,411), respectively, which includes depreciation and amortization of $1,858,336 and $2,157,865, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Through November 2008 occupancy has averaged 78%. The property receives rental assistance for 23 units, and is generally able to keep those occupied. There are several other low income tax credit developments in the area offering rental assistance. It remains difficult to rent units without rental assistance. The property is offering two months of free rent as a leasing incentive and the management company continues to advertise heavily in surrounding areas. The property operated below breakeven in 2007 and is expected to breakeven in 2008. The operating general partner continues to fund deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2007 the property operated below breakeven due to an average occupancy of only 61%. In February 2008, management replaced the property's site manager. To improve the reputation of the property the new manager immediately implemented both an improved resident screening program, which scores each potential resident, as well as a strict rent collection policy that included initiating eviction proceedings if rent is not collected by the fifth of the month. Management has also started to strictly enforce the property's rules and regulations and is immediately initiating eviction proceedings if rules are broken. In the second quarter of 2008, violence and criminal activity were no longer an issue at the property; however, average occupancy was low at 71%. Through the fourth quarter of 2008, occupancy remained low averaging 69% for the year. As of December 31, 2008, physical occupancy was 75%. The continued low occupancy is partially due to economic conditions in the area. A total of four evictions for non-payment occurred in October and November 2008. As economic conditions worsen, management is anticipating more evictions over the next few months. However, management is taking immediate actions to improve and stabilize occupancy. Marketing consists of advertisements in local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is currently planning onsite events to enhance the sense of community at the property. In December 2008 the site manager organized a holiday party for the residents. The investment general partner has emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols of the property. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. Although occupancy remained strong, averaging 99%, the property continued to operate below breakeven in the first quarter of 2008 due to high water and maintenance expenses. Water costs in Derby are three times the average water costs in neighboring towns. In addition, the age of the property necessitates extensive maintenance repairs. To offset high maintenance and water costs, a rent increase was implemented in December 2007, which increased the annual gross potential rent by approximately $8,640. The rent increase, along with management's efforts in reducing operating expenses, allowed the property to operate above breakeven in the second and third quarters of 2008. However, the property operated below breakeven in the fourth quarter due to a $19,000 exterior painting expense. The advanced age of the property necessitated exterior paint work to maintain the property's physical condition. Management anticipates withdrawing an estimated $10,000 from the replacement reserve to cover this improvement; the remainder will be funded through operations. As of December 2008 the property was 95% occupied. The mortgage payments, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Osage Housing Associates Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. Occupancy began dropping in 2006 due to poor management. A new management company was hired and started to focus on outreach to local businesses. As a result 2007 average occupancy improved to 87%. The 2008 occupancy improved through the third quarter averaging 91%; however, November occupancy has decreased to 67%. The operating general partner passed away in the second quarter of 2007. His widow is now the operating general partner. Their grandson has assumed the day-to-day operations of the Operating Partnership but communication has been intermittent and calls have gone unanswered. The investment general partner will continue to follow up with the operating general partner until all communication issues have been resolved. The low income housing tax credit compliance period for this property expires at year-end 2009.

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

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. In 2007, average physical occupancy was 77%. Through the fourth quarter of 2008 average physical occupancy increased to 81%. Due to the holiday season, the property experienced slow traffic in November and December. Traffic is expected to increase considerably in mid- January 2009. To improve occupancy the site manager is continuing to work with local community groups and Section 8 to attract potential residents. Overall, in 2008 the property's operations have improved compared to 2007. Due to rental increases that were implemented in early 2008, total revenue increased by about 12% allowing the property to operate with a smaller deficit. However, in 2009, this property will continue to face several challenges. The tax and insurance escrow was not adequately funded in 2007, and 2007 real estate taxes are delinquent. In an effort to address the delinquencies management created a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which allowed those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. As part of the workout plan two rental increases were approved, one in May 2008 and another one in May 2009 which will directly go towards the funding of the escrow accounts. The first approved rental increase occurred in May 2008, raising rental rates by $40. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In November 2008, the investment general partner entered into an agreement to transfer its interest in Virgen Del Pozo, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,226,877 and cash proceeds to the investment limited partner of $60,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $52,500 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $52,500 as of December 31, 2008.

In December 2008, the investment general entered into an agreement to transfer its interest in Far View Housing Associates to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $883,340 and cash proceeds to the investment limited partner of $26,500. Of the total proceeds received, $1,051 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,559 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax. The remaining proceeds of $17,890 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $17,890 as of December 31, 2008.

In October 2008, the investment general partner of Buena Vista Apartments, Phase II approved an agreement to sell the property and the transaction is anticipated to close in April 2009. The anticipated sales price for the property is $1,568,554, which includes the outstanding mortgage balance of approximately $1,398,554 and cash proceeds to the investment limited partners of $139,806. Of the total proceeds anticipated to be received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $112,806 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2008, the investment general partner of Timmons Village LP approved an agreement to sell the property and the transaction is anticipated to close in April 2009. The anticipated sales price for the property is $669,873, which includes the outstanding mortgage balance of approximately $599,873 and cash proceeds to the investment limited partners of $57,860. Of the total proceeds anticipated to be received, $10,850 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $32,010 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2008, the investment general partner of Sioux Falls Housing Associates One LP approved an agreement to sell the property and the transaction is anticipated to close in January 2009. The anticipated sales price for the property is $2,222,222, which includes the outstanding mortgage balance of approximately $1,115,427 and cash proceeds to the investment limited partners of $881,971. Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $866,971 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993 and exited its compliance period in 2007. At the time of construction, the general contractor installed the water proofing system for the buildings improperly. As such, water has been able to penetrate the exterior which has resulted in deterioration in the structural components. The operating general partner recently became aware of severe structural deficiencies at the property as the result of this deterioration. An engineering report was conducted and estimated costs of repair are $1.3M. The operating general partner has indicated an intention to refinance the debt and take out enough capital to make the necessary repairs as well as purchase the investment limited partner interest as the property is out of its compliance period. As there is a lockout period on the debt, the operationg general partner is in negotiations with the master servicer to allow for early prepayment. It should be noted that so far, two units are down, but there have been no reports of mold growth. Further, the property is operating above breakeven for 2008 with occupancy averaging 91% for the year. The investment general partner is awaiting a response from the lender and will coordinate with the operating general partner to explore all disposition options.

Series 16

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%. The series had a total of 57 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2008 and 2007, Series 16 reflects net loss from Operating Partnerships of $(1,798,344) and $(1,381,132), respectively, which includes depreciation and amortization of $3,062,196 and $3,084,992, respectively. This is an interim period estimate; it is not indicative of the final year end results.

The Fitzgerald Building (Cass Partners, LP) is a 20-unit apartment building located in Plattsmouth, NE. This property continues to operate below breakeven due to low occupancy. Due to the lack of cash flow, management has been unable to make ready the vacant apartments, which are in need of general maintenance and repairs, as well as update the kitchen appliances. Also affecting the marketing of the property is its downtown location, lack of parking, and lack of amenities such as washer/dryer hook-ups. The operating general partner has been able to reduce operating expenses over the last two years by self-managing the property. The Operating Partnership is three years in arrears on the first mortgage from the City of Plattsmouth and in June 2008, the City issued an acceleration notice. In July 2008, the City rescinded the acceleration notice in exchange for agreement from the Operating Partnership to amend the maturity date of the loan from November 11, 2019 to September 1, 2008. In August 2008, the City sold the loan to an unrelated third party lender, who planned to commence foreclosure action on the property prior to year-end. However, the lender did not commence foreclosure action. This foreclosure action is expected to occur in 2009. The expiration of the Low Income Housing Tax Credit compliance period was December 31, 2008. The second mortgage is also in arrears; however, this mortgage is not secured by the property. In addition, real estate taxes are in arrears for the period covering 2005 through 2007. Despite an expired operating deficit guaranty, the operating general partner continued to fund operating deficits until recently when he stated he could no longer do so. If the property is sold at a foreclosure sale, after payment of the first and second mortgages, no proceeds are expected to be available to the operating general partner or the investment general partner.

Summersville Estates, LP (Summersville Estates) is a 20-unit low-income housing property located in Summersville, Missouri. Despite an occupancy average of 82%, the property operated above breakeven in 2007. As of December 2008, the property was 90% occupied. Although occupancy has improved, the property operated below breakeven at the end of the fourth quarter of 2008 due to cost associated with the conversion of units. In an effort to increase occupancy, management converted four one bedroom units and four two bedroom units into four three bedrooms. This conversion allows the property to provide rent-assisted apartments for all of its residents. The conversion was completed November 30, 2008. Now that all of the units have rental assistance, management does not expect occupancy to be a problem. The property is slated to operate above breakeven in the first quarter of 2009 now that the conversion has occurred and all associated costs have been paid. The taxes, mortgage and insurance payments are all current.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 91% in 2008. Although occupancy has improved from the 2007 average of 82%, low rental rates in the area prevented the property from achieving breakeven operations in 2008. Operating expenses continue to stay below the state average. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. In August 2006, a new site manager raised rents during substantial roof renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions, the original rents were reinstated and a new leasing staff was hired. Although the average annual occupancy for 2007 was only 65%, it steadily increased during the year ending December 31, 2008 with an average of 72% in the fourth quarter. Management forecasts a continued slow but steady increase in occupancy throughout 2009. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased need. However, several businesses are rumored to be moving from Atlanta to McDonough, which should increase the need for housing in the area. In an effort to increase the occupancy, a new property manager was hired in August 2008. The new manager brings over fifteen years of affordable housing property management experience with her to the site. She is very familiar with the McDonough area and has already begun cross networking with many of the local businesses and associations. During the third quarter of 2008, management initiated a Preferred Employer Program, which has identified several large business enterprises within a 3-mile radius of the property whose employees fit Sable Chase's demographic profile.  This promotion has increased qualified foot traffic and Sable Chase is waiving the application fees for these select groups. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. The low income housing tax credit compliance period expired in 2008. All insurance, real estate taxes and mortgage payments are current.

In January 2008, the investment general partner transferred 50% of its interest in Concord Associates, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $533,356 and cash proceeds to the investment partnership of $0. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in January 2009 for the assumption of the other half of the remaining outstanding mortgage balance of approximately $533,356 and cash proceeds to the investment limited partner of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2008.

In January 2008, the investment general partner of Series 16 transferred 50% of its interest in Greenwood Apartments, L.P. to an entity affiliated with the operating general partner for its assumption of half the outstanding mortgage balance of approximately $703,718 and cash proceeds to the investment partnership of $0. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in January 2009 for the assumption of the other half of the remaining outstanding mortgage balance of approximately $703,718 and cash proceeds to the investment limited partner of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, there would be a residual payment of the capital transaction proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Branson Christian County, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,261,677 and anticipated cash proceeds to the investment partnership of $51,360. The transaction is anticipated to close in February 2009. Of the total proceeds anticipated to be received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $41,860 is anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Westchester Village of St. Joseph, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,045,667 and cash proceeds to the investment partnership of $64,200. Of the total proceeds received, $6,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $53,200 was returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $79,141. Accordingly, a loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $25,941 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Aztec Properties II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $981,850 and cash proceeds to the investment partnership of $32,100. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,100 was returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $27,100 as of September 30, 2008.

In May 2008, the investment general partner entered into an agreement to transfer its interest in Westchester Village of Oak Grove to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $902,995 and anticipated cash proceeds to the investment partnership of $35,310. The transaction is anticipated to close in March 2009. Of the total proceeds anticipated to be received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, it is anticipated that $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,310 is anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Cape Ann YMCA Community Center (Cape Ann YMCA Community Center) is a 23-unit SRO property located in Gloucester, MA. The property's occupancy has historically remained above 90%. However, during the first quarter of 2008, upon move-out inspections, it was discovered that there were bed bugs at the property. The management company took immediate action and had the units professionally treated. In addition, all carpeting was replaced with hard surface material and wooden furniture was replaced with metal to prohibit the issue from recurring. The total cost of the work was approximately $13,000 and will be reimbursed from the replacement reserve account. The occupancy dropped to 78% during the first quarter of 2008 while units remained vacant for treatment. The work was completed during the second quarter and occupancy increased to 91% by the fourth quarter of 2008. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes and insurance are all current.

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri. The property has, historically, operated above breakeven with occupancy above 90%. However, occupancy began to decline rapidly in the first quarter of 2008 ending at 62% in March. The site manager subsequently received very low marks for leasing and collections, resulting in her employment termination. Significant improvements began in April 2008 including a resident survey, heightened curb appeal, an open house, hosting community events and advertising in all area newspapers. As a result of the resident survey, management is creating a fitness center in an unused portion of the community room adjacent to the laundry facilities. Unit washers and dryers are being offered as move-in specials and will become permanent fixtures to the apartments. Occupancy began to improve in the second quarter and continued to increase through the fourth quarter 2008 ending at 86%.  The property is expected to return to previous positive operating levels. The operating general partner's guarantee expired in 2004; however, he continues to fund operating deficits as needed. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires at year-end 2009.

In November 2008, the investment general partner entered into an agreement to transfer its interest in Gibson Manor Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $843,849 and cash proceeds to the investment limited partner of $27,132. Of the total proceeds received, $9,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $18,132 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,132 as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Wakefield Housing Associates Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,211,742 and cash proceeds to the investment limited partner of $36,352. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $12,282 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax. The remaining proceeds of $22,570 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,570 as of December 31, 2008.

In December 2008, the investment general partner of Davenport Housing Associates LP approved an agreement to sell the property and the transaction is anticipated to close in April 2009. The anticipated sales price for the property is $4,100,000, which includes the outstanding mortgage balance of approximately $3,307,345 and cash proceeds to the investment limited partners of $109,478. Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $94,478 are anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 17

As of December 31, 2008 and 2007, the average Qualified Occupancy for the series was 100%.  The series had a total of 44 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2008 and 2007, Series 17 reflects net loss from Operating Partnerships of $(755,724) and $(1,377,311), respectively, which includes depreciation and amortization of $2,756,824 and $3,032,882, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. Occupancy averaged 82% in 2007, and as a result, the property operated below breakeven. There are two other affordable housing complexes in the area. The property does not receive rental assistance, so the management company keeps rental rates low and offers one month of free rent upon move in or lease renewal. Average occupancy in 2008 improved to 86%. The site manager has reduced advertising and maintenance expenses in 2008, and the property is operating slightly below breakeven. The operating general partner continues to fund all deficits. The mortgage, real estate taxes and insurance payments are current.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. The property continues to operate below breakeven through the fourth quarter of 2008 due to vacancy loss. Occupancy levels have been diminishing for the past couple of years, resulting in decreased rental income and increased accounts payable. Average occupancy dropped to 76% in the first half of 2008, but has shown improvements ending 92% occupied in December 2008. The closing of the Brunswick Naval Airbase and lack of funds to make vacant units rent ready have contributed greatly to the decrease in occupancy. In the fourth quarter the operating general partner funded money to update four units that were not rent ready. The investment general partner is currently working with the operating general partner to pay down the accounts payable and have the remaining vacant units updated in the first quarter of 2009. Once the vacant units become rent ready, management feels they will then be able to stabilize occupancy above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Leigh Acres, FL. In 2007, the property operated with a small deficit due to an average occupancy of 74%. The occupancy at Park Place has historically averaged in the high 90% range. Management has advised that the drop in occupancy is due to an increase in rental rates. The increase in rental rates was required to cover the additional debt the property had to assume to fix the property after Hurricane Wilma. The property lost a number of long time residents due to the rental rate increases. Management also stated another cause of the low occupancy is that local single family homes in the area are being rented for similar prices. The local economy has also been affected by the downsizing of companies and closing of stores. Many residents have lost jobs and have been unable to pay rents. Management has increased their marketing efforts and is offering move-in specials to increase traffic and occupancy. To market the property management has ads in the local newspapers and rental publications. Management also contacts all of the local housing agencies weekly to inform them of vacant units at the property. Average occupancy improved in the second and third quarters, but did drop to 77% occupancy at the end of the fourth quarter 2008. The property continues to operate below breakeven through the fourth quarter due to the lower average occupancy and the increase in administrative expenses. The administrative expenses have increased due to the increased marketing effort by management. Once occupancy stabilizes and the need for increased marketing decreases, the administrative expense are expected to decrease. All taxes, insurance and mortgage payments are current and the final year of compliance is 2008.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. As a result of poor operations, the replacement reserve account was under-funded. The operating general partner was successful in re-amortizing the debt and obtaining successive rent increases in 2006 and 2007. The property operated well through the first three quarters of 2007; however, occupancy has deteriorated since that time. In February 2008, there was a fire at the property which took two units off-line. Repairs to the units were delayed by Rural Development inspections and processing of the insurance claim. The units which are located next to the management office have been an eyesore, and as a result occupancy continued to decline to a low of 69% in December 2008. Construction of the units is now complete, and management is waiting for Certificates of Occupancy to be issued from the city building department. In November 2008, the operating general partner met with Rural Development to discuss the lack of rental assistance. Currently only 28 units have rental assistance. Basic market rents on the remaining units are currently $650 for a two bedroom, and $680 for a three bedroom. Despite good rental traffic at the property, most applicants do not find these rents to be affordable. A workout plan was submitted that will allow the units with no subsidy to be rented at below market rates in order to fill the vacancies. Rural Development is expected to sign off on this plan within the next 30 days. Due to the dire occupancy problems, deferred maintenance issues, and the overall lack of funds, the property is operating well below breakeven. Taxes are in arrears. Management expects to pay them in the first quarter of 2009, once the workout plan is approved. The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expires at year-end 2009.

In July 2008, the investment general partner of Shawnee Housing Associates LP approved an agreement to sell the property and the transaction closed in November 2008. The sales price for the property was $1,316,676, which includes the outstanding mortgage balance of approximately $870,321 and cash proceeds to the investment limited partners of $0. There are no proceeds to be returned to the cash reserves held by Series 17. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of December 31, 2008.

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

Annadale Housing Partners (King's View Apartments) is a 222-apartment property in Fresno, CA. The property's occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King's View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years. Management spends $11,500 per month on average for private security. The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property. Management has been working closely with the police department, which has diverted resources from other areas of the city to the King's View neighborhood. The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants. Management continues to work with police, the City of Fresno, and the Housing Development Departments for additional support. As a result of the efforts of management, occupancy has increased to 92% through the fourth quarter of 2008. With the resulting increase in rental revenues, the property is operating above breakeven for 2008.

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions occupancy steadily decreased from its historical average of near 100% to a 2007 average of 90%, and below breakeven operations for that year. As economic conditions have deteriorated in Florida, the property has continued to struggle with economic vacancy and as a result through November 2008, continues to operate below breakeven. Prior to 2007, the Naples area had experienced significant growth in the construction industry, but in 2007 construction halted due to oversupply and declining property values. In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers. As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and rental rates declined significantly. In addition, the tourism market has slowed resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the area as rents became unaffordable to many. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease. In addition, marketing efforts have been adjusted to reach new potential tenant sources. While the property has been able to maintain occupancy above 90% for the year, due to the increased economic vacancy, the property has not been able to breakeven. In addition, expenses are trending higher than historical due to increased turnover costs as well as high water and sewer rates. The investment general partner will work with the operating general partner to improve leasing efforts and reduce vacancy. In addition, it will ensure the payments to the lien holder are made as negotiated. The mortgage, real estate taxes and insurance payments are current.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Caneyville Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $453,459 and cash proceeds to the investment limited partner of $18,400. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,400 was returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,400 as of September 30, 2008.

In July 2008, the investment general partner entered into an agreement to transfer its interest in Cloverport Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $713,558 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 was returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,600 as of September 30, 2008.

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

Cambridge Family YMCA (Central House) is a 128-unit property located in Cambridge, MA. The property has historically performed above breakeven with occupancy above 90%. In August 2008, there was a physical inspection and compliance audit conducted, which resulted in the issuance of an 8823. The 8823 has since been corrected. However, it was noted in the current inspection report that an 8823 had been issued in 2005. The operating general partner and the investment general partner were not aware of the 2005 violation. After further review, it was discovered that an 8823 was issued in 2005 because the property was deemed to be unavailable to the general public. This stemmed from the various contracts with local supportive service and special needs agencies that paid rent on the vacant units that had been set aside for their clients. The set-asides were part of the original Low Income Housing Tax Credit application and credit awards were made based on this structure. The investment general partner, operating general partner and the investment general partner's legal counsel all believe that this structure does not violate the "public use" requirements and should not have resulted in an 8823. That belief was further supported when the Housing and Economic Act of 2008 passed in July 2008, clarifying the definition of the general public use rule. After much discussion, including with the state allocating agency, it was decided that no action would be taken in regard to the 8823 issued in 2005. The form was issued three years ago and there has been no resulting correspondence from the IRS as of December 31, 2008. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Cambridge Family YMCA. The investment general partner is currently discussing a disposition arrangement with the current sponsor that is consistent with the investment objectives of the investment partnership.

Series 18

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2008 and 2007, Series 18 reflects net loss from Operating Partnerships of $(1,409,420) and $(1,409,814), respectively, which includes depreciation and amortization of $1,970,625 and $2,120,371, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2007 due to declining occupancy and high operating expenses. Although occupancy reached 100% in February 2007, it steadily declined to 63% by December 2007. The decline in occupancy is directly attributed to a substantial rent increase implemented in 2007, as well as the opening of a new senior complex in town. The increased rental rates at Natchitoches are reasonable; however, the resident base is comprised of elderly residents that cannot afford even the slightest increase. Because of the significant concessions offered at the new complex, several residents transferred. During 2007 and throughout 2008, the increased vacancy resulted in higher operating expenses as costs associated with turnovers were incurred. Additionally, since the property was completed in 1994, deferred maintenance items exist at the site. During the first half of 2008, occupancy continued to decrease; averaging only 66%. In March 2008, the on-site manager was replaced and the new manager immediately began scouring the area in an effort to attract potential residents. She visited local businesses and other nearby apartment complexes, and left information at the local grocery markets. These measures have begun to work and have increased average occupancy to 88% by December 2008. The on-site manager will continue aggressive marketing efforts until occupancy stabilizes above 90%. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2007, average physical occupancy was 93% and the property was operating below breakeven. The operating deficit was due to high maintenance expenses associated with making apartments rent ready. However, maintenance expenses have decreased allowing the property to operate above breakeven. Through the fourth quarter 2008, average occupancy continues to be strong at 93% with above breakeven operations. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. The property operated with an average occupancy of 92% in 2008. Average occupancy through December 2008 has been consistent with the prior year average at 95%. The operating expenses continue to stay below the state average. Despite the strong occupancy level, the low rental rates in the area prevented the property from achieving breakeven operations. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. In 2007, occupancy averaged 79% and the property operated slightly below breakeven due to low occupancy caused by ineffective management. There is no hard debt associated with this Operating Partnership's financing. The property continued to operate below breakeven through the fourth quarter of 2008; however, occupancy continues to improve with an average of 88% through the fourth quarter of 2008. According to the City of Boston, the first quarter and second quarter real estate taxes have been paid in full for all six parcels. The third quarter taxes were due February 2, 2009. According to the Boston Water and Sewer Department, water and sewer payments are current on all of the five accounts. The last payment on each account was made in December 2008, with the next payment due on January 3, 2009. The investment general partner continues to monitor this Operating Partnership closely to ensure that taxes, water and sewer bills are paid. To improve occupancy, management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes. The Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. The investment general partner will continue to monitor this Operating Partnership until operations have improved and stabilized. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property continued to operate below breakeven in the fourth quarter of 2008 due to low occupancy and increased administrative expenses. The drop in occupancy is due to the addition of new tax credit properties in the market. To increase traffic and boost occupancy, the operating general partner has hired a third party professional leasing agent. The leasing agent has a thorough understanding of the local market and strong connections with the local housing authority. The leasing agent is working with management to increase occupancy by increasing marketing and outreach. The property had shown improvements in the third quarter with occupancy averaging 86%; however, occupancy declined to an average of 81% in the fourth quarter 2008. Administrative expenses are high due to the third party leasing agent fees and increased marketing costs. When occupancy stabilizes, these expenses will decrease. The investment general partner visited the property in the third quarter of 2008 to conduct a physical evaluation of the property and assess on-site management. The property was in good condition and management appeared strong and qualified. The investment general partner will continue to monitor operations and work with the management company to help improve occupancy. All tax, insurance, and mortgage payments are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. Tax credit delivery began in 1993 and continued through 2003. In 2007 occupancy averaged 88%. The operating general partner received a Section 8 contract for three units for the homeless, which helped improve occupancy to an average of 96% during the third and fourth quarter of 2007. Through September 2008, the property averaged 92% occupancy. The site manager is working to improve rent collections, and reports that tenant receivables decreased in the first half of 2008. The operating general partner continues to fund operating deficits as needed. The real estate taxes, mortgage, and insurance payments are all current.

Preston Wood Associates, LP (Preston Wood Apartments) is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 75% for 2007 and the property operated below breakeven for the year. In 2006 a $270,000 rehabilitation was completed in an effort to make the units more marketable. The improvements were funded entirely by the operating general partner. The operating general partner believed that Bentonville was a growing community and making the improvements to the property would increase occupancy and improve operations; however, performance continued to struggle after the completion of the project due to poor management. At the end of 2007, the operating general partner dismissed the management company and the on-site manager was replaced in July 2008 by a site manager handpicked by the operating general partner in an effort to improve the property's performance. While there was a slight increase in occupancy for the first few months, the site manager was having health problems and was unable to commit the necessary time into turning the property around. Occupancy for 2008 is 47% and the property is operating well below breakeven. The operating general partner has informed the investment general partner of its intention to contract with a new management company with significant experience in the area. The investment general partner has performed its due diligence of the proposed management company and has provided its approval to the operating general partner. All deficits are being funded by the operating general partner, and at year-end 2008 the operating general partner funded all outstanding payables. The investment general partner will continue to monitor occupancy and operations and will work with the new management company to develop an action plan to stabilize the property. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments)is a 20-unit property located in Humboldt, IA. Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Due to lack of cash flow in prior years, replacement reserves were not funded to the required levels. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units. These continue to be the most difficult to fill as the present market seems to only be supporting 2 and 3 bedroom units. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs an advertisement on a weekly basis for the property in a free weekly advertiser that is distributed throughout town. The applicant screening process has become more stringent in order to maintain a strong tenant base, so when vacancies occur they are harder to fill. Occupancy has averaged 80% for the year 2008. In March 2007, the investment limited partner negotiated the transfer of the operating general partner interest to a local company with a good working relationship with Rural Development. As part of this transaction, the new operating general partner originally agreed to obtain a conventional loan to replace two roofs at the property that have had problems with loose shingles, reface kitchen and bathroom cabinets in ten units, and remove and replace parking lot concrete. In the first quarter 2008, the new operating general partner obtained Rural Development rental rate increase approval that will allow them to make larger replacement reserve deposits going forward instead of taking on additional debt. This rental increase went into effect on June 1, 2008. These larger deposits are being used to fund Rural Development approved capital needs. The capital needs assessment included the replacement of two roofs, concrete work and cabinetry repairs. Both roofs were replaced by fall of 2008, and kitchen and bathroom cabinets were refaced. The parking lot concrete has not been repaired as of yet due to lack of funds to complete the project. The replacement reserves account is under-funded. The plan is to continue contributions as funds become available. The investment general partner will continue to work closely with the operating general partner to monitor the capital improvements, undertake funding of the replacement reserve account, and ensure operational stabilization.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. Due to poor site management, occupancy has suffered over the last two years. In the first quarter of 2007, the investment general partner negotiated the transfer of the operating general partner interest to a local company with a good working relationship with Rural Development. The transfer occurred on March 30, 2007. A new site manager has had a positive impact on the property. Occupancy has improved over the course of 2008 with occupancy at 92% in December 2008. In addition to advertising in a local newspaper, distributing flyers, and contacting local employers, management is working with local housing agencies in accordance with the required USDA Affirmative Fair Housing marketing program. Currently, cash flow is tight due to tenant turnover. Operating expenses increased in 2008 due to additional painting and decorating, maintenance supplies, grounds and maintenance, and snow removal costs. Property taxes did decrease for 2008-2009, and management plans to increase deposits into the replacement reserve account as funds are available. The investment general partner continues to work closely with the operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven.

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

Series 19

As of December 31, 2008 and 2007 the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties at December 31, 2008, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2008 and 2007, Series 19 reflects net loss from Operating Partnerships of $(754,067) and $(1,148,145), respectively, which includes depreciation and amortization of $1,700,738 and $2,271,941, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ankeny Housing Associates Two L.P, (Delaware Crossing Apartments) is a 152-unit property located in Ankeny, Iowa. In 2007, occupancy averaged 93% and the property operated below breakeven, due to high utility, tax, and insurance expenses. Management has made strides in reducing operating expenses and the property has consistently operated above breakeven through the fourth quarter of 2008. As of December 2008, the property was 94% occupied. All tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas. In 2007, occupancy averaged 97% and the property operated above breakeven. However, the Operating Partnership had underfunded security deposit and replacement reserve accounts while maintaining a high account payable balance. The operating general partner insisted this was due to insufficient rental rates, which barely cover the normal operating expenses. During 2008, occupancy remained strong averaging 98% and ending the year at 100%. In addition, Rural Development approved a rent increase of approximately $30 per unit, which considerably improved revenue. The investment general partner will work with the operating general partner to reduce the accounts payable and fund escrow accounts as needed. The operating general partner continues to fund all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas. Rental rate increases were implemented in 2006 and 2007. However, in spite of average occupancy of 91%, inadequate rental rates still could not cover normal operating expenses. This resulted in a small 2007 deficit. In 2008, Rural Development approved a rent increase of approximately $15 per unit, even though the operating general partner had requested $60 per unit. The increased rents continue to cause resident turnover. Occupancy decreased slightly to average 87% in 2008. Despite the decline in occupancy, the property is expected to breakeven in 2008. This is a result of increased revenue from the raised rents as well as a reduction in operating expenses as there are no longer costs associated with the curb appeal improvements completed in 2007. Management continues to evaluate each unit upon turnover and is updating as necessary to compete with surrounding area complexes. The manager is adamant that unit and curb appeal improvements are necessary to obtain and maintain a better resident base. To increase traffic, management is working with local agencies and businesses. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven due to low rent levels in the area. In an effort to improve occupancy, the property offered one-month free rent for new residents as well as one-month free rent for resident referrals. Management expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly. Occupancy at the property averaged 88% in 2006, and 98% in 2007. The average occupancy through year-end 2008 was 99%. Despite strong occupancy, the property continues to operate below breakeven due to the low rent levels combined with the lease concessions. Rent levels remain stagnant in the area. The area is rural with few employment opportunities. The property receives a grant from the State to enable the property to reduce the rents for the residents but not lose any income. The grant is received annually and is valid through December 2009. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce operating deficits. The due dates for the primary and secondary mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. Previously, the property has suffered low occupancy due to poor management. A new management company started in early 2006. The property improved in 2007 with an average occupancy of 87%. The management company continues to make all vacant units market ready and is networking with local businesses to attract income qualified applicants. The 2008 occupancy showed signs of improvement through the third quarter with an average of 89%; however, occupancy decreased to 67% in November 2008. Further improvements are still needed as the property is operating below breakeven. The operating general partner passed away in the second quarter of 2007 and his widow is now the operating general partner. Their grandson is assuming the day-to-day operations of the Operating Partnership but communication has been intermittent and calls have gone unanswered. The investment general partner will continue to follow up with the operating general partner until all communication issues are resolved. The low income housing tax credit compliance period expires at year-end 2009.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. Through November 2008, average occupancy is 94%, and operations are just below breakeven. The reason for the decline in performance in 2007 was due to having to relocate tenants out of an entire building for structural repairs. In 2003 an engineer's report identified foundation and stress cracks in a number of buildings on site. The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units had been brought back on line. During the fourth quarter of 2008, the operating general partner notified the investment general partner that an additional building was experiencing differential settlement issues and two units were being taken off-line until repairs could be made. Repairs are scheduled to be performed in February 2009 at an estimated cost of $80,000. The repairs will be funded by an advance from the operating general partner. While occupancy has improved through 2008, expenses remain high and inhibit the property from operating above breakeven. The most significant expenses are utilities and maintenance. The high maintenance expenses are turnover related, as management has seen an increase in turnover from historical figures due mainly to market related issues. In addition, many of the appliances are reaching the end of their useful life and are requiring replacement or repairs. Management is exploring options for reducing utility expenses. The investment general partner will continue to work with management to improve occupancy and reduce expenses and will follow up with the operating general partner to ensure the structural damage has been addressed. The mortgage, trade payables, property taxes and insurance are current.

Munford Village, Ltd. (Munford Village) is a 24-unit family project in Munford, AL. Occupancy increased to 97% in 2007 but the property still operated below breakeven. Turnover cost is the primary reason for the 2007 cash deficit. Management has implemented more stringent credit and criminal background checks on prospective tenants in an effort to minimize delinquency. Through the fourth quarter of 2008, operations have improved to above breakeven status including the required replacement reserve deposits. Occupancy has averaged 94% for the year-end 2008. The property's mortgage is current and the replacement reserve is adequately funded. The tax and insurance escrow accounts remain under-funded. The operating deficit is being funded with a cash overdraft, which continues to be reduced and is currently $16,000. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. Rental assistance has been granted and was made effective in September 2008. The operating deficit guarantee is unlimited in time and amount. The property's low income housing tax credit compliance period expires in 2009.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. Occupancy in 2007 and 2008 was 99% and 98%, respectively. Through the third quarter of 2008, operations continue just below breakeven status. Fourth quarter financial statements have been requested. The operating deficit is being funded with a cash overdraft that is currently $6,654. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The replacement reserve is adequately funded. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period for the property expires in 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately twenty-six miles from downtown Atlanta. Over the past few years, occupancy has suffered from the over-development of apartment communities in the immediate market area. A drop in occupancy combined with increases in the security and administrative expenses has resulted in below breakeven operations. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired, until the end of the compliance period. Occupancy in 2008 averaged 93%. The management company performed a market study resulting in the rents being adjusted. The rents of the two bedroom units decreased and rents on their three bedroom units increased. To date, the operating general partner has advanced $271,729 in operating deficit funding. The mortgage, taxes and insurance payments are current. The low income housing tax credit compliance period expires at the end of 2009.

Northpointe LP (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. Despite average occupancy of 95% for 2007, the property operated below breakeven. The property's rents had been kept below the maximum tax credit rent to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy has remained stable in 2008, averaging 94% for the year. The implementation of a small rent increase early in 2008 is expected to allow, at least, breakeven operations. Management continues to focus on resident retention and rent collection. The low income tax credit compliance period expires in 2009. The property's mortgage, real estate taxes and insurance payments are all current. The operating general partner continues to fund deficits as needed.

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

Recent Accounting Changes - Continued

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") was issued in July 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises ("FSP No. FIN 48-3"), which defers the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes.
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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 17, 2009	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 17, 2009	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 17, 2009	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal