Form 10-K
period 2009-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2009-07-07
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

Parts II, IV Form 8-K
Form 8-K dated April 4, 1994
Form 8-K dated April 4, 1994
Form 8-K dated April 7, 1994
Form 8-K dated April 8, 1994
Form 8-K dated April 12, 1994
Form 8-K dated April 14, 1994
Form 8-K dated May 12, 1994
Form 8-K dated May 29, 1994
Form 8-K dated May 31, 1994
Form 8-K dated June 16, 1994
Form 8-K dated June 27, 1994
Form 8-K dated June 27, 1994
Form 8-K dated July 8, 1994
Form 8-K dated September 1, 1994
Form 8-K dated September 12, 1994
Form 8-K dated September 21, 1994
Form 8-K dated October 19, 1994
Form 8-K dated October 25, 1994
Form 8-K dated October 28, 1994
Form 8-K dated November 19, 1994
Form 8-K dated January 12, 1995

BOSTON CAPITAL TAX CREDIT FUND III L.P.
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2009

PART I

PART II

PART III

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 2009, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Offering of the Fund.

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

As of March 31, 2009 the Fund had invested in 43 Operating Partnerships on behalf of Series 15, 48 Operating Partnerships on behalf of Series 16, 44 Operating Partnerships on behalf of Series 17, 29 Operating Partnerships on behalf of Series 18 and 22 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1 A.        Risk Factors

As used in this Item 1 A, references to “we, “us” and “our” mean the Fund.

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

There is no assurance that investors will receive any cash distributions from the sale or refinancing of an apartment complex. The price at which an apartment complex is sold may not be large enough to pay the mortgage and other expenses which must be paid at such time. Even if there are net cash proceeds from a sale distributed to the Fund, expenses such as accrued management fees and unpaid loans will be deducted pursuant to Section 4.02 (a) of the Fund Agreement. If any of these events happen, investors will not get all of their investment back, and the only benefit from an investment will be the tax credits received.

The sale or refinancing of the apartment complexes is dependent upon the following material factors:

•      The necessity of obtaining the consent of the operating general partners;

•      The necessity of obtaining the approval of any governmental agency (ies) providing government assistance to the apartment complex; and

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

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.            Properties

The Fund has acquired a limited partnership interest in 186 Operating Partnerships in five series, identified in the table set forth below. In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
April Gardens Apts. III	Las Piedras, PR	32	$1,412,532	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,232,776	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	489,839	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	953,805	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	749,645	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	764,711	03/92	09/92	100%	152,282

Buena Vista Apartments, Phase II	Union, SC	44	1,397,248	03/92	01/92	100%	281,000

Calexico Senior Apts.	Calexico, CA	38	1,852,093	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	707,552	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,231,602	10/92	09/93	100%	247,599

Deerfield Commons	Crewe, VA	39	1,183,309	04/92	06/92	100%	242,430

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
East Park Apts. I	Dilworth, MN	24	$460,453	06/94	01/94	100%	$406,100

Graham Village Apts.	Graham, NC	50	1,109,461	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	652,980	04/94	10/75	100%	76,069

Greenwood Village	Fort Gaines, GA	24	644,734	08/92	05/93	100%	131,268

Hadley’s Lake Apts.	East Machias ME	18	998,439	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,428,102	07/92	02/93	100%	327,944

Harvest Point Apts.	Madison, SD	30	1,152,404	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,760,255	04/92	11/92	100%	1,153,620

Lakeside Apts.	Lake Village AR	32	1,175,638	08/94	08/95	100%	282,004

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,027,838	03/92	02/92	100%	229,986

Lebanon Village II	Spring Grove, VA	24	875,527	08/92	02/93	100%	169,000

Livingston Plaza	Livingston, TX	24	639,806	12/92	11/93	100%	176,534

Manning Lane Apts.	Manning, SC	42	1,412,697	08/92	03/93	100%	296,436

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Marshall Lane Apts.	Marshallville, GA	18	$531,091	08/92	12/92	100%	$114,200

Meadow View Apts.	Grantsville, MD	36	1,426,264	05/92	02/93	100%	291,322

Monark Homes	Van Buren & Barling, AR	10	299,322	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	841,640	09/92	05/93	100%	206,820

North Trail Apts.	Arkansas City, KS	24	783,094	09/94	12/94	100%	194,118

Payson Senior Center Apts.	Payson, AZ	39	1,432,354	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	3,383,134	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	832,253	03/92	01/92	100%	165,434

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Rio Mimbres II Apts	Deming, NM	24	$744,238	04/92	04/92	100%	$149,811

Shenandoah Village	Shenandoah, PA	34	1,413,213	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	764,059	07/92	02/93	100%	178,084

Spring Creek II Apts.	Derby, KS	50	601,681	04/92	06/92	100%	1,060,282

Sunset Sq. Apts.	Scottsboro, AL	24	709,407	09/92	08/92	100%	143,900

Timmons Village Apts.	Lynchburg, SC	18	599,341	05/92	07/92	100%	122,450

University Meadows	Detroit, MI	53	2,279,381	06/92	12/92	100%	1,676,750

Village Woods	Healdton, OK	24	665,949	08/94	12/94	100%	173,616

Villas Del Mar	Urb.Corales de Hatillo, PR	32	1,414,127	08/92	08/92	100%	307,200

Weedpatch Country Apts.	Weedpatch, CA	36	1,892,197	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	504,866	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
1413 Leavenworth Apts.	Omaha, NE	60	$1,795,185	12/92	03/93	100%	$1,287,526

Abbey Orchards Apts.II	Nixa, MO	56	1,157,381	08/94	07/94	100%	1,137,750

Bernice Villa Apts.	Bernice, LA	32	846,794	05/93	10/93	100%	200,476

Brunswick Manor Apts.	Lawrence-ville , VA	40	1,358,022	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	736,854	11/92	01/93	100%	175,959

Cape Ann YMCA Community Ctr.	Gloucester, MA	23	182,859	01/93	12/93	100%	693,132

Carriage Park Village	Westville, OK	24	659,277	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	482,123	10/92	07/93	100%	102,500

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Crystal Ridge Apts.	Davenport, IA	126	$3,295,287	10/93	02/94	100%	$3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,392,062	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	556,912	08/93	03/93	100%	572,200

Fairmeadow Apts.	Latta, SC	24	844,276	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	993,024	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	713,592	12/92	09/93	100%	162,397

Greenfield Properties	Greenfield, MO	20	505,971	01/93	05/93	100%	126,046

Harmony House Apts.	Galax, VA	40	1,389,851	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	3,411,966	08/94	09/95	100%	2,005,814

Holly Tree Manor	Holly Hill, SC	24	849,445	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	929,922	11/93	04/94	100%	246,722

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Joiner Manor	Joiner, AR	25	$736,493	01/93	06/93	100%	$149,670

Landview Manor	Bentonia, MS	28	806,383	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,311,003	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	849,568	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,246,899	09/92	03/93	100%	274,750

Meadows of Southgate	Southgate, MI	83	2,001,110	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,887,366	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,324,970	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	1,134,316	02/93	10/93	100%	221,626

Oak Forest Apts.	Eastman, GA	41	1,117,594	12/92	10/93	100%	251,269

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Parkwoods Apts.	Anson, ME	24	$1,229,710	12/92	09/93	100%	$320,206

Plantation Manor	Tchula, MS	28	789,164	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	493,874	12/93	11/94	100%	100,249

Sable Chase of McDonough	McDonough, GA	222	3,977,570	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	863,022	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	826,375	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	907,569	05/93	09/93	100%	206,086

Stony Ground Villas	St. Croix, VI	22	1,360,843	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	650,405	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	731,524	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	716,630	12/92	07/94	100%	144,304

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
The Woodlands	Tupper Lake, NY	18	$898,695	09/94	02/95	100%	$214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,531,586	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	813,931	05/93	10/93	100%	185,392

Victoria Pointe Apts.	North Port, FL	42	1,387,035	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,424,968	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	945,801	05/93	05/93	100%	231,741

Willcox Senior Apts.	Willcox, AZ	30	1,057,223	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,387,409	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Annadale Apartments	Fresno, CA	222	$13,801,468	01/96	06/90	100%	$1,108,873

Artesia Properties	Artesia, NM	40	1,333,391	09/94	09/94	100%	399,464

Aspen Ridge Apts.	Omaha, NE	42	885,815	09/93	11/93	100%	809,750

Briarwood Apartments	Clio, SC	24	860,259	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	944,909	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,086,849	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,084,844	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,028,848	05/93	04/93	100%	201,711

Central House	Cambridge, MA	128	1,389,832	04/93	12/93	100%	2,498,109

Clinton Estates	Clinton, MO	24	709,559	12/94	12/94	100%	162,717

College Greene Senior Apts	Chili, NY	110	3,672,955	03/95	08/95	100%	232,545

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Crofton Manor Apts.	Crofton, KY	24	$759,235	04/93	03/93	100%	$168,420

Deerwood Village Apts	Adrian, GA	20	611,202	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,122,148	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,051,780	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,009,983	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	1,967,670	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	943,002	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,239,010	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,812,357	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	505,287	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	969,496	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	644,092	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,026,912	11/93	08/94	100%	304,556

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Ivywood Park Apts.	Smyrna, GA	106	$3,520,504	06/93	10/93	100%	$2,093,847

Jonestown Manor Apts.	Jonestown, MS	28	833,495	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	3,850,090	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	2,937,603	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,429,129	02/94	12/94	100%	288,268

Maplewood Park Apts.	Union City, GA	110	2,970,215	04/94	07/95	100%	1,416,091

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	839,850	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,318,646	11/93	03/94	100%	439,277

Palmetto Villas	Palmetto, FL	49	1,542,942	05/94	04/94	100%	421,795

Park Place	Lehigh Acres, FL	36	1,299,485	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	765,460	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	836,040	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	2,322,688	12/93	12/94	100%	909,231

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Seabreeze Manor	Inglis, FL	37	$1,185,967	03/94	01/95	100%	$294,387

Soledad Senior Apts.	Soledad, CA	40	1,853,484	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	836,046	09/93	06/94	100%	902,915

Waynesburg House Apts.	Waynesburg, PA	34	1,433,510	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,398,563	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,572,174	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	746,607	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Arch Apartments	Boston, MA	75	$1,768,584	04/94	12/94	100%	$3,017,845

Bear Creek Apartments	Naples, FL	118	4,751,805	03/94	04/95	100%	3,586,687

Briarwood Apartments	Humbolt, IA	20	685,709	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,736,371	03/94	12/94	100%	519,100

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,373,729	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	804,207	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,563,630	08/94	01/95	100%	1,627,293

Glen Place Apartments	Duluth, MN	35	997,600	04/94	06/94	100%	1,328,621

Harris Music Building	West Palm Beach, FL	38	1,504,179	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield,CA	60	1,040,823	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,439,290	08/93	05/94	100%	1,029,000

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Leesville Elderly Apts.	Leesville, LA	54	$1,869,191	06/94	06/94	100%	$776,500

Lockport Seniors Apts.	Lockport, LA	40	1,088,894	07/94	09/94	100%	595,439

Maple Leaf Apartments	Franklinville,NY	24	1,063,049	08/94	12/94	100%	296,587

Marengo Park Apts.	Marengo, IA	24	719,423	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	463,665	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,427,468	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	1,388,175	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	776,851	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	468,691	01/94	07/94	100%	116,860

Parvin’s Branch Townhouses	Vineland, NJ	24	466,033	08/93	11/93	100%	761,856

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Peach Tree Apartments	Felton, DE	32	$1,419,272	01/94	07/93	100%	$206,100

Pepperton Villas	Jackson, GA	29	829,265	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville,AR	62	583,671	12/93	12/94	100%	1,067,200

Rio Grande Apartments	Eagle Pass, TX	100	1,986,447	06/94	05/94	100%	666,840

Vista Loma Apartments	Bullhead City, AZ	41	1,547,426	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	219,640	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	1,862,873	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2009

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Callaway Villa	Holt’s Summit, MO	48	$965,570	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,322,464	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,373,729	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,149,397	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	2,774,893	08/94	03/95	100%	3,337,884

Hebbronville Senior	Hebbronville, TX	20	493,057	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,151,255	05/94	08/95	100%	1,715,351

Lone Star Senior	Lone Star, TX	24	581,742	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	919,785	05/94	08/95	100%	227,910

Maplewood Park Apts.	Union City, GA	110	2,970,215	04/94	07/95	100%	1,416,091

Martindale Apts.	Martindale, TX	24	638,795	12/93	01/94	100%	154,790

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2009

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/08	Acq Date	Const Comp	Qualified Occupancy 3/31/09	Cap Con Paid Thru 3/31/09
Munford Village	Munford, AL	24	$722,909	10/93	04/94	100%	$165,800

Northpoint Commons	Kansas City, MO	158	4,054,712	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	624,691	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,676,764	03/95	05/95	100%	499,104

Seville Apartments	Forest Village, OH	24	635,806	03/94	03/78	100%	71,780

Sherwood Knoll	Rainsville, AL	24	746,809	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	903,612	01/94	11/95	100%	223,029

Tanglewood Apartments	Lawrenceville, GA	130	3,639,503	11/93	12/94	100%	3,020,840

Village North I	Independence, KS	24	813,262	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	4,378,882	12/93	01/95	100%	2,833,420

Wedgewood Lane Apartments	Cedar City, UT	24	959,425	06/94	09/94	100%	262,800

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

As of March 31, 2009 the Fund has 12,823 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,380 investors holding 3,870,500 BACs, Series 16 consists of 3,287 investors holding 5,429,402 BACs, Series 17 consists of 2,835 investors holding 5,000,000 BACs, Series 18 consists of 2,046 investors holding 3,616,200 BACs, and Series 19 consists of 2,275 investors holding 4,080,000 BACs at March 31, 2009.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2009.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations.  Fund management fees accrued during the year ended March 31, 2009 were $2,166,851, and total fund management fees accrued as of March 31, 2009 were $23,758,914.  During the year ended March 31, 2009 the Fund paid fees of $3,974,841 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2009, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2009, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2009, 25 of the properties have been disposed of and 43 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16).  The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16.  Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2009, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2009, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2009, 16 of the properties have been disposed of and 48 remain. The Fund had completed payment of all installments of its capital contributions to 62 of the 64 Operating Partnerships.  Series 16 has $51,792 in capital contributions that remain to be paid to the other 2 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 17).  The Fund commenced offering BACs in Series 17 on January 24, 1993.  The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17.  Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2009, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2009, 5 of the properties have been disposed of and 44 remain. The Fund had completed payments of all installments of its capital contributions to 44 of the 49 Operating Partnerships.  Series 17 has outstanding contributions payable to 5 Operating Partnerships in the amount of $67,895 as of March 31, 2009.  Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one Operating Partnership.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18).  The Fund commenced offering BACs in Series 18 on June 17,1993.  The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18.  Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2009, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2009, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205. As of March 31, 2009, 5 of the properties have been disposed of and 29 remain. The Fund had completed payments of all installments of its capital contributions to 32 of the 34

Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8, 1993.  The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19.  Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2009, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2009, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485. As of March 31, 2009, 4 of the properties have been disposed of and 22 remain.  The Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2009 and 2008, was $1,546,001 and $2,073,124, respectively.

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100% and 100%, respectively.  The series had a total of 43 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $2,001,140 and $568,083, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.00, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 15 was $0 and $209,560, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) for series 15 was $535,767 and $(525,430), respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership, impairments, and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships.

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

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas.  Occupancy in 2008 averaged 70%.  The property receives rental assistance for 23 units, and is generally able to keep those occupied. There are several other low income tax credit developments in the area offering rental assistance. It remains difficult to rent units without rental assistance.  The property is offering two months of free rent as a leasing incentive and the management company continues to advertise heavily in surrounding areas.  Despite the low occupancy, the property operated above breakeven in 2008.  Occupancy averaged 55% through the first quarter of 2009 and operations fell back below breakeven. The operating general partner continues to fund operating deficits as needed.  The mortgage payments, taxes, insurance, and accounts payables are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2008, to help improve the reputation of the property, the site manager implemented an improved resident screening program as well as a strict rent collection policy.  Eviction proceedings are initiated if rent is not collected by the fifth of the month. Management has also started to strictly enforce the property’s rules and regulations.  Evictions are now initiated if rules are broken.  As a result, there has been a decline in criminal activity at the site in 2008.  However, average occupancy in 2008 was 71%. As of December 31, 2008, occupancy was 75%, and the property operated below breakeven for the year. Through the first quarter of 2009, occupancy remained low averaging 67%, and the property continued to operate below breakeven.  The continued low occupancy is partially due to economic conditions in the area.  A total of seven evictions for non-payment of rent occurred in February and March 2009. As economic conditions worsen, management is anticipating more evictions over the next few months. However, management is taking immediate actions to improve and stabilize occupancy.  Marketing consists of advertisements in local newspaper and distributing flyers to local business, churches, and schools.  Management has also contacted the local housing authority and has instituted a resident referral program.  To help retain residents, management is currently planning onsite events to enhance the sense of community at the property. The investment general partner has emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payables are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. Despite an occupancy average of 94%, the property operated below breakeven in 2008 due to high maintenance and utility expenses. In 2008, the property was repainted and siding repairs were made which together comprised an additional $30,000 of maintenance costs.  This was the reason for the decline in operations from

2007 to 2008.  Maintenance expenses should decrease in 2009, as no major improvements are planned. The property’s utility expense is high as the cost of water is extremely high in Derby, KS.  The property pays for all water and sewer expenses.  Reduced maintenance costs enabled the property to operate above breakeven through the first quarter of 2009.  As of March 31, 2009, the property was 96% occupied. To help offset the high utility costs, management plans on implementing a rent increase in the second quarter of 2009. The mortgage payments, taxes, and insurance are current.  On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Osage Housing Associates Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH.  Occupancy began dropping in 2006 due to poor management.  A new management company was hired and started to focus on outreach to local businesses.  As a result 2007 average occupancy improved to 87%. The operating general partner passed away in the second quarter of 2007, and his widow assumed the responsibilities. Communication has been extremely difficult as calls, letters, and e-mails go unanswered. The 2008 occupancy improved through the third quarter averaging 91%; however, December occupancy decreased to 79%. Further improvements are still needed as the property is operating below breakeven. During the first quarter of 2009, the operating general partner learned that the current management company’s contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings.  Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests.  We anticipate an offer by year-end. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development.  The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The total potential recapture is $19,779.  The low income housing tax credit compliance period expires at year-end 2009.

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

In March 2008, the investment general partner transferred its interest in Curwensville House Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,168,426 and cash proceeds to the investment limited partner of $8,865.  Of the total proceeds received, $7,340 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,525 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There are zero proceeds to be returned to the cash reserves held by Series 15. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2008. The sale of the Operating Partnership has been recognized as of March 31, 2008, but the sale proceeds were received in April 2008.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. Occupancy has averaged 77% and 81% for 2007 and 2008, respectively.  Traffic remained slow through the fourth quarter of 2008 and into the first quarter of 2009. To improve occupancy the site manager is continuing to work with local community groups and Section 8 to attract potential residents. Overall, in 2008 the property’s operations have improved compared to 2007. In 2008, due to rental increases that were implemented early in the year, total revenue increased by about 12%, allowing the property to operate with a smaller deficit. Through the first quarter 2009, average physical occupancy was 78%. In 2009, this property will continue to face several challenges. The tax and insurance escrow was not adequately funded in 2007, and 2007 real estate taxes are delinquent. In an effort to address the delinquencies, management created a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which allowed those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. As part of the workout plan two rental increases were approved, one in May 2008, and another one in May 2009, which will directly go towards the funding of the escrow accounts. The first approved rental increase occurred in May 2008, raising rental rates by $40. The operating general partner’s operating deficit guarantee has expired. The Operating Partnership’s mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2008, the investment general entered into an agreement to transfer its interest in Far View Housing Associates to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $883,340 and cash proceeds to the investment limited partner of $26,500.  Of the total proceeds received, $1,051 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,559 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax.  The remaining proceeds of $17,890 will be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $17,890 as of December 31, 2008.

In October 2008, the investment general partner of Buena Vista Apartments, Phase II approved an agreement to sell the property and the transaction is anticipated to close in June 2009.  The anticipated sales price for the property is $1,568,554, which includes the outstanding mortgage balance of approximately $1,398,554 and cash proceeds to the investment limited partners of $139,806.  Of the total proceeds anticipated to be received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $112,806 are anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2008, the investment general partner of Timmons Village LP approved an agreement to sell the property and the transaction is anticipated to close in June 2009.  The anticipated sales price for the property is $669,873, which includes the outstanding mortgage balance of approximately $599,873 and cash proceeds to the investment limited partners of $57,860.  Of the total proceeds anticipated to be received, $10,850 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $32,010 are anticipated to be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2008, the investment general partner of Sioux Falls Housing Associates One LP approved an agreement to sell the property and the transaction closed on January 29, 2009.  The sales price for the property was $2,209,220, which includes the outstanding mortgage balance of approximately $985,279 and cash proceeds to the investment limited partners of $924,748.  Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $909,748 were returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $58,241. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $851,507 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Valatie LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,205,306 and cash proceeds to the investment limited partner of $36,231.  Of the total proceeds received $1,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,145 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $30,086 were returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $30,086 as of March 31, 2009.

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. The low income housing tax credit compliance period expired in 2007. At the time of construction, the general contractor installed the water proofing system for the buildings improperly. As such, water has been able to penetrate the exterior which has resulted in deterioration in the structural components. The operating general partner recently became aware of severe structural deficiencies at the property. An engineering report was conducted and estimated costs of repair are $1.3M. The operating general partner has indicated an intention to refinance the debt and take out enough capital to make the necessary repairs as well as purchase the investment limited partner interest in the partnership. As there is a lockout period on the debt, the operating general partner is in negotiations with the master servicer to allow for early prepayment.  It should be noted that so far, two units are down, but there have been no reports of mold growth.  Further, the property is operating above breakeven for 2008 with occupancy averaging 91% for the year.  The investment general partner is awaiting a response from the lender and will coordinate with the operating general partner to explore all disposition options.

(Series 16).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 48 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $3,460,994 and $2,505,999, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.00, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 16 was $0 and $478,018, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009, and 2008, the net loss for series 16 was $935,510 and $1,290,259, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership, impairments, and the fund management fee.

The Fitzgerald Building (Cass Partners, LP) is a 20-unit apartment building located in Plattsmouth, NE. The property operated below breakeven for years as a result of low occupancy. Due to a lack of cash flow, management was unable to turn vacant units. As of December 31, 2008, the Operating Partnership was

three years in arrears on the first mortgage from the City of Plattsmouth and in June 2008, the City issued an acceleration notice. In July 2008, the City rescinded the acceleration notice in exchange for agreement from the Operating Partnership to amend the maturity date of the loan from November 11, 2019 to September 1, 2008. In August 2008, the City sold the loan to an unrelated third party lender, who planned to commence foreclosure in 2009. The second mortgage was also in arrears; however, this mortgage was not secured by the property. In addition, real estate taxes were in arrears for the period covering 2005 through 2008. The expiration of the Low Income Housing Tax Credit compliance period was December 31, 2008. Despite an expired operating deficit guaranty, the operating general partner continued to fund operating deficits until recently when he stated he could no longer do so. After contributing sufficient funds to keep the property from being transferred to the lender prior to the end of the December 2008 compliance period, the operating general partner offered to purchase the investment partnership’s interest for a nominal amount, with the intent of subsequently transferring the deed to the lender.  The investment general partner indicated that the value of the property was less than the amount of debt and there would be no proceeds available to either partner of the Operating Partnership through a sale.

In February 2009, the investment general partner entered into an agreement to transfer its interest in Cass Partners, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $591,400 and cash proceeds to the investment limited partners of $0.  There are no proceeds to be returned to the cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Summersville Estates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $593,829 and cash proceeds to the investment limited partner of $17,815.  Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $4,589 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $8,226 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $8,226 as of March 31, 2009.

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin.  The property operated with an average occupancy of 93% in 2008. Based on the most recent information received, occupancy through March 2009 has been consistent with the prior year average. Even though occupancy remains above 90%, low rental rates in the area prevented the property from achieving breakeven operations through the first quarter of 2009. Operating expenses continue to stay below the state average. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents.  The operating general partner continues to financially support the Operating Partnership. The operating general partner operating deficit guarantee is unlimited in time and amount.  The mortgage, taxes, insurance and payables are current.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA.  In August 2006, a new site manager raised rents during substantial roof renovations. The rent increase and disruption from construction work, coupled with increased drug activity, caused residents to move out. After a drug enforcement sweep and subsequent evictions, the original rents were reinstated and a new leasing staff was hired. Although the average annual occupancy for 2007 was only 65%, it steadily increased throughout 2008, ending at 72% in December. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased need. However, several businesses are rumored to be moving from Atlanta to McDonough, which should increase the need for housing in the area.  A new property manager was hired in August 2008.  She is very familiar with the McDonough area and has already begun cross networking with many of the local businesses and associations. During the first quarter of 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing on which reaches out to safe houses, rehab homes, etc., and new flyers, balloons and flags to enhance the properties visibility within the community. Management forecasts a continued slow but steady increase in occupancy throughout 2009, as demonstrated by 74% in the first quarter of 2009. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sable Chase of McDonough LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Branson Christian County, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,261,677 and cash proceeds to the investment partnership of $51,360. Of the total proceeds received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $41,860 will be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $41,860 as of March 31, 2009. In addition, equity outstanding for the Operating Partnership in the amount of $25 was recorded as gain on the sale of the Operating Partnership as of March 31, 2009.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Westchester Village of Oak Grove to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $902,995 and cash proceeds to the investment partnership of $35,310. Of the total proceeds received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,310 will returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $27,310 as of March 31, 2009.

Cape Ann YMCA Community Center (Cape Ann YMCA Community Center) is a 23-unit single room occupany property located in Gloucester, MA.  The property’s occupancy has historically remained above 90%.  However, during the first quarter of 2008, upon move-out inspections, it was discovered that there were bed bugs at the property.  The management company took immediate action and had the units professionally treated.  In addition, all carpeting was replaced with hard surface material and wooden furniture was replaced with metal to prohibit the issue from recurring.  The total cost of the work was approximately $13,000 and will be reimbursed from the replacement reserve account.  The occupancy dropped to 78% during the first quarter of 2008 while units remained vacant for treatment.  The work was completed during the second quarter and occupancy increased to 91% by the fourth quarter of 2008. The occupancy dropped slightly in the first quarter of 2009 to 88%.  Management was confident that the occupancy will be above 90% by the second quarter 2009.  The operating general partner’s operating deficit guarantee is unlimited in time and amount. The mortgage, taxes and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Cape Ann YMCA Community Center Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri.  The property has, historically, operated above breakeven with occupancy above 90%.  However, occupancy began to decline rapidly in the first quarter of 2008 ending at 62% in March.  The site manager subsequently received very low marks for leasing and collections, resulting in her employment termination.  Significant improvements began in April 2008 including a resident survey, heightened curb appeal, an open house, hosting community events and advertising in all area newspapers. As a result of the resident survey, management created a fitness center in an unused portion of the community room adjacent to the laundry facilities. Unit washers and dryers were also offered as move-in specials and will become permanent fixtures to the apartments. Occupancy began to improve in the second quarter and continued to increase through the fourth quarter of 2008, ending the year at 86%. In the first quarter of 2009, average occupancy reached 91%.  The property is expected to return to previous positive operating levels. The operating general partner’s guarantee expired in 2004; however, he continues to fund operating deficits as needed.  The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires at year-end 2009.

In November 2008, the investment general partner entered into an agreement to transfer its interest in Gibson Manor Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $843,849 and cash proceeds to the investment limited partner of $27,132.  Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $18,132 will be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,132 as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Wakefield Housing Associates Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,211,742 and cash proceeds to the investment limited partner of $36,352. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $12,282 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax.  The remaining proceeds of $22,570 will be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,570 as of December 31, 2008.

In December 2008, the investment general partner of Davenport Housing Associates LP approved an agreement to sell the property and the transaction is anticipated to close in December 2009.  The anticipated sales price for the property is $4,100,000, which includes the outstanding mortgage balance of approximately $3,307,345 and cash proceeds to the investment limited partners of $109,478.  Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $94,478 are anticipated to be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Clymer Park Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,397,170 and cash proceeds to the investment limited partner of $18,604.  Of the total proceeds received, $10,023 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $1,081 were returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,081 as of March 31, 2009. In addition, equity outstanding for the Operating Partnership in the amount of $20,045 was recorded as gain on the sale of the Operating Partnership as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Newport Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,126,791 and cash proceeds to the investment limited partner of $33,804.  Of the total proceeds received, $3,150 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $23,154 were returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,154 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Palatine LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,338,476 and cash proceeds to the investment limited partner of $40,234.  Of the total proceeds received, $1,271 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,161 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $33,802 were returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,802 as of March 31, 2009

(Series 17).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the Series was 100%.  The series had a total of 44 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $1,875,898 and $1,803,995, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.00, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 17 was $0 and $779,743, respectively.  Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net loss for series 17 was $1,389,081 and $1,011,494, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership, impairments, and the fund management fee.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI.  There are two other affordable housing complexes in the area.  The property does not receive rental assistance, so the management company keeps rental rates low and offers various concessions. Average occupancy in 2008 was 86%. Administrative and utilities expenses dropped significantly in 2008, but the property continued to operate below breakeven. The operating general partner continues to fund all deficits. Occupancy averaged 80% in the first quarter of 2009 despite the property offering a wide choice of concessions, including a free flat screen TV, free cable for a year and reimbursed moving expenses.  The mortgage, real estate taxes and insurance payments are current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Midland Housing LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Skowhegan Housing, LP (West Front Residence) is a 30-unit deal located in Skowhegan, ME.  Despite an occupancy average of 97%, the property operated below breakeven in 2008 due to high maintenance expenses.  The property also had high accounts payable in 2008.  Through the first quarter of 2009, the property continued to operate below breakeven. The investment general partner has talked to the operating general partner about the potential of refinancing the debt, but they have stated that refinancing is not a worthwhile option due to the high prepayment penalty on the loan. Occupancy remains strong, but the payables continue to grow.  The investment general partner will work with the operating general partner to ensure the payables are paid down.  All taxes, insurance and mortgages are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. The property operated below breakeven in 2008 due to vacancy loss.  Through the first quarter of 2009 the property continues to operate below breakeven due to low occupancy.  The turnaround time on vacated units and the lack of funds to make vacant units rent ready have contributed greatly to the decrease in occupancy. The investment general partner is currently working with the operating general partner to have money advanced to the property to update the four remaining units that need significant work and to pay down the accounts payable. The remaining vacant units were to be made ready in the first quarter of 2009, but with the delayed cash infusion by the operating general partner, the work in the vacant units will be completed in the second quarter of 2009. The investment general partner will continue to follow-up with the operating general partner to ensure that work is completed in the second quarter.  In the first quarter of 2009, the Operating Partnership assumed new management.  The new management has experience in the area and has stated that once the vacant units become rent ready, then they will be able to stabilize occupancy above 90%.  All taxes, insurance, and mortgage payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire with respect to Green Acres Limited Partnership.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. In 2008 the property operated below breakeven due primarily to low occupancy; occupancy averaged 83%. Through the first quarter of 2009, the property continues to operate below breakeven due to poor occupancy and an increase in administrative expenses. As of March 31, 2009, the property was 66% occupied. Occupancy is weak due to depressed market conditions. Lehigh Acres is a rural town that experienced a large housing and construction boom until the housing bubble burst in 2007. Most of the jobs in the area were tied to real estate and construction. Homes are now selling for 80% of their peak prices and the area is experiencing massive layoffs. Residents are leaving the community because they are not able to afford the rent or are relocating to find work elsewhere. The property is competing with individuals that are renting their homes at discounted rents to avoid losing their homes to foreclosure. Also, those that can still afford the rents are choosing to live in newer apartment communities with more amenities than Park Place. To compete with newer competition in the area, management requested and was granted a $70/month reduction in rents by Rural Development. The rent reductions commenced on April 1, 2009. Management is confident that the lower rents will entice potential residents to rent at the property. The investment general partner visited the property on April 2, 2009 to conduct a physical inspection of the property and assess management. Many of the units were not found in rent ready condition. This issue was addressed with the regional manager, who stated that the property manager was terminated in May 2009 due to non-performance and his inability to keep the vacant units in rent ready condition. With the rent reduction in place, management is confident that occupancy will improve by the end of the second quarter once the vacant units are made rent ready. In the second quarter, management plans on placing advertisements in local rental publications and newspapers which highlight the reduced rental rates. The administrative expenses have increased due to the increased marketing effort by management.  Once occupancy stabilizes and the need for increased marketing decreases, the administrative expenses are expected to decrease.  The investment general partner will work with the new manager to help improve occupancy and operations. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Park Place II, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. As a result of poor operations, the replacement reserve account was under-funded. The operating general partner was successful in re-amortizing the debt and obtaining successive rent increases in 2006 and 2007.  The property operated well through the first three quarters of 2007; however, occupancy has deteriorated since that time.  In February 2008, there was a fire at the property which took two units off-line. Repairs to the units were delayed by Rural

Development inspections and processing of the insurance claim.  The units which are located next to the management office were an eyesore, and as a result occupancy continued to decline to a low of 69% in December 2008.  Construction of the units is now complete, and the units are occupied. As of March 2009, occupancy has improved to 78%.  In November 2008, the operating general partner met with Rural Development to discuss the lack of rental assistance. Currently only 28 units have rental assistance. Basic market rents on the remaining units are currently $650 for a two bedroom, and $680 for a three bedroom. Despite good rental traffic at the property, most applicants do not find these rents to be affordable. A workout plan was submitted that will allow the units with no subsidy to be rented at below market rates in order to fill the vacancies.  Although it was expected that Rural Development would be on board with this request, the workout plan was not approved.  The operating general partner will continue to work with Rural Development in order to come up with a viable solution to the issues. Due to the dire occupancy problems, deferred maintenance issues, and the overall lack of funds, the property is operating well below breakeven.  Taxes are in arrears. The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expires at December 2009.

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

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II — Series 14, Series 17 and Boston Capital Tax Credit Fund IV — Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner’s investment in the operating partnership in accordance with the equity method of accounting.  The remaining 67% investment limited partner interest is anticipated to be transferred as follows: 50% in January 2010 for $150,000 and 17% in February 2011 for $51,000.  The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Annadale Housing Partners (King’s View Apartments) is a 222-apartment property in Fresno, CA.  The property’s occupancy has been an issue at Annadale for several years but saw a steady decline in 2007 averaging 79% for the year. King’s View Apartments is located in one of the most violent gang and high crime areas in the city of Fresno, and crime has increased substantially in the past two years.  Management spends $11,500 per month on average for private security.  The operating general partner estimates that in reality the site requires $30,000-$60,000 per month in private security to effectively secure the property.  Management has been working closely with the police department, which has diverted resources from other areas of the city to the King’s View neighborhood.  The increase in police presence has had a positive impact and has led to a decrease in gang related activity in the neighborhood. A new site manager has made strides in evicting problematic tenants.  Management continues to work with police, the City of Fresno, and the Housing Development Department for additional support.  As a result of the efforts of management, occupancy has increased to 88% through the first quarter of 2009. With the resulting increase in rental revenues, the property is operating above breakeven for 2008, and into the first quarter of 2009.  The mortgage and taxes are current, and all required reserves and escrows are fully funded.

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions occupancy steadily decreased from its historical average of near 100% to a 2007 average of 90%. The property operated below breakeven for 2007.  As economic conditions have deteriorated in Florida, the property has continued to struggle with economic vacancy and as a result the average occupancy for 2008 was 90%. Prior to 2007, the Naples area had experienced significant growth in the construction industry, but in 2007 construction halted due to oversupply and declining property values.  In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers.  As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and rental rates declined significantly. In addition, the tourism market has slowed resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the area as rents became unaffordable to many. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease.  In addition, marketing efforts have been adjusted to reach new potential tenant sources.  While the property has been able to maintain occupancy at 90%, due to the ongoing vacancy issue, the property has not been able to breakeven. Through the first quarter of 2009, average occupancy is 94%. While vacancy has declined, concessions and bad debt are both trending well above 2008 levels.  Expenses are higher than historical due to increased turnover costs as well as high water and sewer rates.  Management is looking at reducing concessions once occupancy stabilizes.  In addition, they are working with tenants to make payment arrangements to reduce bad debt and evictions.  The investment general partner will work with the operating general partner to improve leasing efforts and reduce vacancy as well as ensuring all deficits are funded.  The low income housing tax credit compliance period expires as of December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

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

In April 2009, the investment general partner entered into an agreement to transfer its interest in Cambridge Family YMCA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,677,100 and cash proceeds to the investment partnership of $30,000.  The transaction closed in June 2009.  Of the total proceeds received, $9,246 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $5,754 will be returned to cash reserves held by Series 17.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,754 as of June 30, 2009.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Ivywood Park, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,520,456 and cash proceeds to the investment partnership of $490,423.  Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $471,298 will be returned to cash reserves held by Series 17.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $471,298 as of June 30, 2009.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Sugarwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,970,215 and cash proceeds to the investment partnerships of $66,933 and $66,933 to Series 17 and Series 19, respectively. Of the total proceeds received, $15,000 and $15,000 for Series 17 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer.  Of the remaining proceeds, $4,563 and $4,563 from Series 17 and Series 19, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $47,370 and $47,370 will be returned to cash reserves held by Series 17 and Series 19, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $47,370 and $47,370 for Series 17 and Series 19, respectively, as of June 30, 2009.

Clinton Estates Limited Partnership (Clinton Estates) is a 24-unit elderly property located in Clinton, Missouri. In 2008, occupancy averaged 90% and the property operated below breakeven as a result of high maintenance expenses.  Maintenance expenses increased from 2007 to 2008 by $21,921 due to the fact that management was required to spend excess cash in the general operating account per Rural Development regulations. Any cash amounts over 20% of the operating and maintenance expenses must be spent on the property or transferred to the reserve account. The property operated slightly below breakeven through the first quarter of 2009 due to low occupancy.  As of March 31, 2009, occupancy at the property was 83.33%.  During the first quarter of 2009 management carried out extensive advertising.  There are currently applicants for the vacant units.  In the second quarter of 2009, the investment general partner will continue to monitor management’s leasing efforts to ensure that occupancy improves. The mortgage payments, taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expires with respect to Clinton Estates Limited Partnership.

(Series 18).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 29 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2008 and 2007, the series, in total, generated $2,304,963 and $2,258,966, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.00, respectively, in tax credits per BAC to the investors.  The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 18 was $0. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net loss for series 18 was $356,773 and $533,939, respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership, impairments, and the fund management fee.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana.  The property operated below breakeven in 2007 due to declining occupancy and high operating expenses.  Although occupancy reached 100% in February 2007, it steadily declined to 63% by December 2007.  The decline in occupancy is directly attributed to a substantial rent increase implemented in 2007, as well as the opening of a new senior complex in town.  The increased rental rates at Natchitoches are reasonable; however, the resident base is comprised of elderly residents that cannot afford even the slightest increase.  Because of the significant concessions offered at the new complex, several residents transferred.  During 2007 and throughout 2008, the increased vacancy resulted in higher operating expenses as costs associated with turnovers were incurred.  Additionally, since the property was completed in 1994, deferred maintenance items exist at the site.  The property operated below breakeven in 2008 due to low occupancy. During 2008, occupancy averaged 77% for the year.  However, occupancy as of the first quarter 2009 averaged 85%, ending the quarter at 88%. In March 2008, the on-site manager was replaced and the new manager immediately began scouring the area in an effort to attract potential residents.  She visited local businesses and other nearby apartment complexes, and left information at the local grocery markets.  The on-site manager will continue aggressive marketing efforts until occupancy stabilizes above 90%. The operating general partner is funding all deficits as needed.  All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2008, average physical occupancy was 93% and the property was operating below breakeven. The operating deficit was due to high maintenance expenses associated with making apartments rent ready and low rental rates. However, in the first quarter 2009, maintenance expenses have decreased and the property is operating above breakeven.  Through the first quarter 2009, average occupancy continues to be strong at 91%. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. Average occupancy through March 2009 has been consistent with the prior year average at 90%. The operating expenses continue to stay below the state averages. The low rental rates in the area continue to prevent above breakeven operations.  The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents.  The operating general partner continues to financially support the Operating Partnership. The operating general partner’s operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants.  In 2008, occupancy averaged 87%. Despite low occupancy, the property operated above breakeven in 2008.  Occupancy averaged 87% through the first quarter 2009, and the property continued to operate above breakeven. This Operating Partnership has historically had issues involving late payments of taxes, water and sewer bills.  According to the City of Boston website, the first quarter and second quarter 2009 real estate taxes are current and payments have been made on all six parcels for the first three-quarters of 2009.  Fourth quarter taxes were due May 1, 2009. According to the Boston Water and Sewer Department, water and sewer payments are current on all of the five accounts. The last payment on each account was made April 28, 2009, with the next payment due on May 15, 2009. The investment general partner continues to monitor this Operating Partnership closely to ensure that taxes, water and sewer bills are paid. To improve occupancy, management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes. The Boston Housing Authority’s certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. The investment general partner will continue to monitor this Operating Partnership to ensure occupancy improves and tax, water and sewer bills are paid on time. The operating general partner has an unlimited guarantee in time and amount.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property operated below breakeven in 2008 due to low occupancy; occupancy averaged 83% for 2008. The property continued to operate below breakeven in the first quarter of 2009 due to vacancy loss and high maintenance expenses associated with turning the vacant units and correcting deferred maintenance issues. As of March 31, 2009, the property was 88% occupied. However, occupancy has since improved and the resident base has been strengthened. The investment general partner visited the property on April 2, 2009 and the property was 94% leased. Management attributes the increase in occupancy to a change in management. The regional manager replaced both the property manager and assistant, as well as the two maintenance men, in September 2008. The new regional manager felt that poor management was the source of poor operations as occupancy was low and the site suffered from deferred maintenance. The new onsite staff has worked to increase occupancy and the regional manager assigned an additional maintenance man to the property to aid in correcting deferred maintenance issues. The regional manager attributes improved occupancy to better customer service, stronger leasing, and better maintenance of the property. Since the arrival of the new on-site management team, over half of the resident base has been replaced. Maintenance expenses were high in the first quarter 2009 as management incurred costs to turn a high number of vacant units, as well as costs to correct a number of deferred maintenance issues. Now that the resident base has improved and occupancy has increased, the investment general partner encouraged management to strengthen their resident retention program. All tax, insurance, and mortgage payments are current.

Parvin’s L.P. (Parvin’s Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2008, occupancy averaged 91% and the property operated below breakeven.  The operating general partner received a Section 8 contract for three units for the homeless, which helped improve occupancy in 2008.  The site manager is working to improve rent collections, but reports that evictions for non-payment continue to be a problem.  Through the first quarter of 2009, occupancy has averaged 92% but the property continues to operate below breakeven. The operating general partner continues to fund operating deficits as needed.  The real estate taxes, mortgage, and insurance payments are all current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin’s L.P.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Preston Wood Associates, LP (Preston Wood Apartments) is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 75% for 2007 and operations were below breakeven for the year.  In 2008, operations deteriorated as average occupancy was 46% in 2008. In 2006, a $270,000 rehabilitation was completed in an effort to make the units more marketable. The improvements were funded entirely by the operating general partner. The operating general partner believed that Bentonville was a growing community and making the improvements to the property would increase occupancy and improve operations; however, performance continued to struggle after the completion of the project due to poor management.  At the end of 2007, the operating general partner dismissed the management company and the on-site manager was replaced.  While there was a slight increase in occupancy for the first few months, the site manager was having health problems and was unable to commit the necessary time into turning the property around.  In January 2009, the operating general partner brought in a new management company with success in the market.  Since assuming management duties, deferred maintenance and frontage improvements have been addressed.  In addition, new tenant programs and activities have been introduced.  Marketing and outreach has increased as well.  Despite the changes, there has been very little improvement in occupancy; through the first quarter of 2009 occupancy was 52%. Despite the mini-rehab performed at the property in 2006, the property is unable to effectively compete with newer properties in the area.  In addition, there have been a number of layoffs in Bentonville resulting in evictions and tenants moving out of the area.  Further adding to marketing problems is a year long road-widening project the City is performing in front of the property.  The property sign has been taken down and construction makes drive-by traffic very difficult as the property entrance is typically blocked by construction equipment.  The low income housing tax credit compliance period expires in December 2009.  The permanent debt matures in August 2009.  The operating general partner has stated his intention is to obtain a forbearance agreement on the debt.  All deficits are being funded by the operating general partner. The investment general partner will continue to monitor occupancy and operations and will continue monitoring the negotiation of the maturing mortgage. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA.  Operations has struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover.  Due to lack of cash flow in prior years, replacement reserves were not funded to the required levels.  Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy.  Forty percent of the apartments at the property are one bedroom units.  These continue to be the most difficult to fill.  Management targets seniors for one-bedroom units through outreach with various housing programs.  Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis for the property in a free weekly advertiser that is distributed throughout town.  The applicant screening process has become more stringent in order to maintain a strong tenant base; therefore, when vacancies occur they are more difficult to fill. The first quarter of 2009 has averaged occupancy of 77%, down from the 2008 average of 80%. As of June 1, 2008, a 15% rental rate increase approved by Rural Development went into effect that allowed for larger replacement reserve deposits.  These larger deposits are being used to fund Rural Development approved capital needs.  The capital needs assessment included the replacement of two roofs, concrete work and cabinetry repairs. Both roofs were replaced by fall of 2008, and kitchen and bathroom cabinets were refaced. The parking lot concrete has also been repaired. The replacement reserves account, however, is under-funded due to the constant withdrawals of funds to finance capital expenditures.  The plan is to continue contributions as funds become available. The investment general partner will continue to work closely with the operating general partner to monitor occupancy, undertake funding of the replacement reserve account, and ensure operational stabilization.  A site visit is scheduled for the second quarter of 2009.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. Due to poor site management, occupancy has suffered over the last two years.  In the first quarter of 2007, the investment general partner negotiated the transfer of the operating general partner interest to a local company with a good working relationship with Rural Development.  The transfer occurred on March 30, 2007. Occupancy averaged 85% for the first quarter 2009. In addition to advertising in a local newspaper, distributing flyers, and contacting local employers, management is working with local housing agencies in accordance with the required United States Department of Agriculture Affirmative Fair Housing marketing program.  Effective January 1, 2008, a 6% increase in rent and utilities was implemented due to increased maintenance costs, repair expenses, electricity costs, and site management expenses.  Despite the increase, cash flow remains low as a result of tenant turnover.  Operating expenses increased in 2008 and into the first quarter 2009 due to additional painting and decorating, maintenance supplies, grounds and maintenance, and snow removal costs.  Accounts payable remain high as well as a result of flooring replaced in 2007 and 2008 combined with the installation of water heaters. Property taxes did decrease for 2008 and 2009 and were paid in March 2009, and management plans to increase deposits into the replacement reserve and tax and insurance escrow accounts as funds become available. A site visit is planned in the second quarter of 2009. The investment general partner continues to work closely with the operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Richmond Manor, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $989,268 and cash proceeds to the investment partnership of $38,520. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $33,520 were returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,520 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Troy Estates, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $657,793 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $20,680 were returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Aurora LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,315,670 and cash proceeds to the investment limited partner of $39,549.  Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,158 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $29,391 were returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $29,391 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Chatham LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,302,396 and cash proceeds to the investment limited partner of $39,151.  Of the total proceeds received, $1,588 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,156 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $32,407 were returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $32,407 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Lathrop Properties, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $706,226 and cash proceeds to the investment limited partner of $21,187.  Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $6,589 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $9,598 were returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $9,598 as of March 31, 2009.

(Series 19).  As of March 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2009, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2008 and 2007, the series, in total, generated $2,154,784 and $2,155,904, respectively, in passive income tax losses that were passed through to the investors and also provided $0.00 and $0.00, respectively, in tax credits per BAC to the investors. The Operating Partnerships were allocated tax credits for 10 years.  Based on each Operating Partnership’s lease-up, the total credits could be spread over as many as 13 years.  In cases where the actual number of years is more than 10, the credits delivered in the early and later years will be less than the maximum allowable per year.

As of March 31, 2009 and 2008, Investments in Operating Partnerships for Series 19 was $0 and $193,683, respectively.  Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2009 and 2008, the net income (loss) for series 19 was $2,830,736 and $(814,345), respectively. The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership, impairments, and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

Hebbronville Apartments, Ltd. (Hebbronville Senior) is a 20-unit property located in Hebbronville, Texas. During 2008, occupancy averaged 98%. In addition, Rural Development approved a rent increase of approximately $30 per unit, which considerably improved revenue.  The investment general partner will work with the operating general partner to reduce the accounts payable and fund escrow accounts as needed. Due to the rental rate increases, the revenue increased by 24% over 2007 levels.  The property operated above breakeven for 2008.  In the first quarter of 2009, occupancy averaged 100% and the property continued to operate above breakeven. The operating general partner continues to fund all deficits as needed.  All real estate tax, mortgage, and insurance payments are current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas.  Rental rate increases were implemented in 2006 and 2007.  However, in spite of average occupancy of 91%, inadequate rental rates still could not cover normal operating expenses.  This resulted in a small 2007 deficit.  In 2008, Rural Development approved a rent increase of approximately $15 per unit, even though the operating general partner had requested $60 per unit.  The increased rents continue to cause resident turnover.  Occupancy decreased slightly to average 87% in 2008.  The property operated below breakeven in 2008 due to the low occupancy. In the first quarter of 2009, occupancy improved to an 88% average ending the quarter at 96%.  Due to the improved revenue, the property operated above breakeven in the first quarter of 2009.  Management continues to evaluate each unit upon turnover and is updating as necessary to compete with surrounding area complexes.  The manager is adamant that unit and curb appeal improvements are necessary to obtain and maintain a better resident base.  To increase traffic, management is working with local agencies and businesses.  The operating general partner is funding all deficits as needed.  All real estate tax, mortgage, and insurance payments are current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven due to low rent levels in the area.  In an effort to improve occupancy, the property offered one-month free rent for new residents as well as one-month free rent for resident referrals.  Management expanded their outreach and advertising to attract potential residents from bordering communities.  As a result, occupancy improved significantly.  Occupancy at the property averaged 88% in 2006, 98% in 2007, and 99% in 2008.  The average occupancy through the first quarter of 2009 was 98%.  Despite strong occupancy, the property continues to operate below breakeven due to the low rent levels; rent levels remain stagnant in the area.  The area is rural with few employment opportunities.  The property receives a grant from the State to enable the property to reduce the rents for the residents but not lose any income.  The grant is received annually and is valid through December 2009.  Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce operating deficits.  The partnership is currently in non-compliance status with Missouri Housing Development Corporation (MHDC) because the property did not submit an audit for 2007.  MHDC requires the submission of an annual audit.  Per the operating general partner, at the time of the audit last year it was decided the Operating Partnership would issue a tax return but not an audit since the property has historically operated at a deficit.  The operating general partner appealed the MHDC’s audit requirement, but his request was denied.  The operating general partner and management are currently working with their auditors to prepare the 2007 and 2008 audits.  The property will not be in compliance with MHDC until the 2007 and 2008 audits have been submitted and management has loaded the 2009 operating budget into MHDC’s system.  Although the 2009 budget has been prepared, management is restricted from loading it to MHDC’s system until the audits have been loaded.  The audits are expected to be completed in the second quarter of 2009.  The due dates for the primary and secondary mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively.  The real estate taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH.  Previously, the property has suffered low occupancy due to poor management.  A new management company started in early 2006 and the occupancy improved in 2007 with an average occupancy of 87%. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. Communication with the new operating general partner has been extremely difficult as calls, letters and e-mails are unanswered. During 2008, the management company continued to make all vacant units market ready and networked with local businesses to attract income qualified applicants.  The 2008 occupancy showed signs of improvement through the third quarter with an average of 89%. However, occupancy decreased to 63% in December 2008.The property operated below breakeven for 2008. During the first quarter of 2009, the investment general partner learned that the current management company’s contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings.  Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests.  We anticipate an offer by year-end. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The total potential recapture is $29,750.  The low income housing tax credit compliance period expires at year-end 2010.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy.  In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses. Operating expenses are high due mainly to inordinately high maintenance costs as a result of severe physical deficiencies.  In 2003 an engineer’s report identified foundation and stress cracks in a number of buildings on site.  The total cost of the project was estimated at $320,000; however, there were additional repairs required due to plumbing breaks as the foundations were being repaired, resulting in a total project cost of $360,000. The construction repairs were funded by a capital contribution from the operating general partner, and the project was completed in November of 2007 and all units were brought back on-line at that time.  During the fourth quarter of 2008, the operating general partner notified the investment general partner that an additional building was experiencing differential settlement issues and two units were being brought off-line until repairs could be made. Repairs were completed in March at a cost of approximately $80,000.  This was also funded via an advance from the operating general partner.  As indicated above, while occupancy has improved through 2008, expenses remain high and inhibit the property from operating above breakeven.  The most significant expenses are utilities and maintenance.  Much of the high maintenance expense is turnover related. In addition, many of the appliances are reaching the end of their useful life and are requiring replacement or repairs.  Through the first quarter of 2009, occupancy averaged 93% and the property continued to operate below breakeven.  Management has made efforts to reduce operating expenses by cutting staffing hours, stopping newsletters and print advertising and shutting one property boiler down during the summer months to reduce gas usage. The operating general partner has stated that refinance is not an option due to a prohibitively high yield maintenance penalty.  The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee.  The investment general partner will continue to work with management to improve occupancy and reduce expenses.  In addition, a representative of the investment general partner will conduct a site visit during the second quarter of 2009 to determine additional capital needs.  The mortgage, trade payables, property taxes and insurance are current.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama.  Occupancy in 2007 and 2008 was 99% and 98%,

respectively. For 2008, operations continued below breakeven status.  Occupancy through the first quarter of 2009 has averaged 88%.  The operating deficit is being funded with a cash overdraft.  The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges.  The replacement reserve was underfunded in 2008.  The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status.  According to the management company, the operating general partner has contacted Rural Development regarding a rent increase.  However, because the property receives no rental assistance, the rent increase was not approved.  The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately twenty-six miles from downtown Atlanta.  Over the past few years, occupancy has suffered from the over-development of apartment communities in the immediate market area.  A drop in occupancy combined with increases in the security and administrative expenses has resulted in below breakeven operations.  At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired, until the end of the compliance period.  Occupancy in 2008 averaged 93%.  The management company performed a market study resulting in the rents being adjusted. The rents of the two bedroom units decreased and rents on their three bedroom units increased. In 2008, the property operated below breakeven. The operating general partner advances were used to pay operating expenses. Through the first quarter of 2009, the property continued to operate below breakeven, as rental income was 7% below projections. On March 3, 2009, the operating general partner issued a statement to the investment general partner informing them of a management change from NorSouth Management to Peabody Properties effective May 1, 2009.  On June 20, 2009, the operating general partner sold its operating general partner interest.  The operating general partner agreed to continue to mange the portfolio after the transaction, with the mutual understanding that they wanted to exit the property management business at some point in the near future.  As the Atlanta rental market became increasingly more challenging towards the second half of 2008, it was agreed that the operating general partner would relinquish their management responsibilities, effective May 1, 2009.  The new operating general partner believes that Peabody Properties will fit the role seamlessly as they have extensive tax credit industry experience. As of May 1, 2009, the investment general partner has reviewed and approved this management change. The mortgage, taxes and insurance payments are current.  The low income housing tax credit compliance period expires at the end of 2009.

Northpointe LP (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO.  In 2008, despite average occupancy of 94%, and static operating expenses, the property operated below breakeven.  Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years.  Occupancy continues to be strong in 2009, averaging 95% through the first quarter, but rent levels remain insufficient to cover expenses. Management is focusing on resident retention and rent collection and the operating general partner continues to fund deficits as needed.   The low income tax credit compliance period expires in 2009. The property’s mortgage, real estate taxes and insurance payments are all current.

In February 2008, the investment general partner of Community Dynamics — Plano, Ltd. approved an agreement to sell the property and the transaction closed in July 2008.   The sales price for the property was $11,500,000, which includes the outstanding mortgage balance of approximately $7,550,804 and cash proceeds to the investment limited partner of $1,200,000.  Of the total proceeds received $125,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $1,060,000 was returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,060,000 as of September 30, 2008. As of September 2008 additional sales proceeds of $205,000 were received and recorded as a gain on sale.  These proceeds were returned to cash reserves held by Series 19. As of January 2009, additional sale proceeds of $18,690 were received and recorded as a gain on sale. These proceeds were returned to the cash reserves held by Series 19.

In February 2008, the investment general partner of Community Dynamics — Fort Worth, Ltd. approved an agreement to sell the property and the transaction closed in July 2008. The sales price for the property was $11,500,000, which includes the outstanding mortgage balance of approximately $6,019,158 and cash proceeds to the investment limited partners of $1,920,000.  Of the total proceeds received $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $1,880,000 was returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,880,000 as of September 30, 2008. As of September 2008 additional sales proceeds of $145,000 were received, and recorded as a gain on sale.  These proceeds were returned to cash reserves held by Series 19. As of January 2009, additional sale proceeds of $10,759 were received and recorded as a gain on sale. These proceeds were returned to the cash reserves held by Series 19.

In February 2009, the investment general entered into an agreement to transfer its interest in Jenny Lynn Properties Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $772,210 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,600 as of March 31, 2009.

In February 2009, the investment general entered into an agreement to transfer its interest in Sahale Heights Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $825,794 and cash proceeds to the investment limited partner of $27,600.  Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $22,600 will be returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,600 as of March 31, 2009.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Sugarwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,970,215 and cash proceeds to the investment partnerships of $66,933 and $66,933 to Series 17 and Series 19, respectively. Of the total proceeds received, $15,000 and $15,000 for Series 17 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer.  Of the remaining proceeds, $4,563 and $4,563 from Series 17 and Series 19, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $47,370 and $47,370 will be returned to cash reserves held by Series 17 and Series 19, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $47,370 and $47,370 for Series 17 and Series 19, respectively, as of June 30, 2009.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Willowood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,639,504 and cash proceeds to the investment partnership of $269,684.  Of the total proceeds received, $35,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $9,125 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $225,559 will be returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $225,559 as of June 30, 2009.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Fund adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date is April 1, 2009.  The Fund has determined that the adoption of SFAS 157 has, and will have, no impact on the Fund’s financial statements.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Fund adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Fund.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of Interpretation 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - continued

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Credit Fund III L.P. as of June 30, 2009 and will not impact the Fund’s financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 shall be applied prospectively with early application prohibited. The impact of adopting EITF 08-6 is not expected to have a material impact on Fund’s financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”).   SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Credit Fund III L.P. as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on the Fund’s financial condition or results of operations.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

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

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates III LP, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2009. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2009, the Fund’s internal control over financial reporting was effective.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

John P. Manning, age 60, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the  Mitchell-Danforth Task Force, which reviewed and suggested reforms to  the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 47, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 62, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 45, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2009 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.  The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2009 was $1,546,001.

2.  The Fund has reimbursed an affiliate of the general partner a total of $95,335 for amounts charged to operations during the year ended March 31, 2009.  The reimbursement includes postage, printing, travel, and overhead allocations.

Item 12.                                                     Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

(a)                                  Security ownership of certain beneficial owners.

As of March 31, 2009, 21,996,102 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	8.24%
Series 16	10.23%
Series 17	9.71%
Series 18	9.32%
Series 19	6.51%

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

Item 13.                                                     Certain Relationships and Related Transactions and Director Independence.

(a)                                  Transactions with related persons.

The Fund has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2009.

(b)                                 Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)                                  Transactions with Promoters and certain control persons.

Not applicable.

(d)                                 Independence.

The Fund has no directors.

Item 14.                                                  Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2009 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$33,182	$33,452	$27,202	$21,742	$18,852

Audit Related Fees	500	750	2,000	500	500

Tax Fees	16,428	15,941	12,745	10,039	8,449

All Other Fees	600	2,100	1,600	600	600

Total	$50,710	$52,243	$43,547	$32,881	$28,401

Fees paid to the Fund’s independent auditors for fiscal year 2008 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$33,009	$33,269	$27,258	$22,009	$19,229

Audit Related Fees	1,250	1,000	2,000	1,250	1,750

Tax Fees	15,902	15,742	12,360	9,629	8,128

All Other Fees	1,060	1,060	1,060	1,060	1,060

Total	$51,221	$51,071	$42,678	$33,948	$30,167

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

PART IV

Item 15.                                                     Exhibits and Financial Statement Schedules

(a) 1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 -

Balance Sheets, March 31, 2009 and 2008

Statements of Operations for the years ended March 31, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended March 31, 2009 and 2008.

Statements of Cash Flows for the years ended March 31, 2009 and 2008.

Notes to Financial Statements March 31, 2009 and 2008

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes hereto.

(b) 1. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

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

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

July 7, 2009	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 7, 2009	/s/ John P. Manning	Director, President (Principal
	John P. Manning	Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

July 7, 2009	/s/ Marc N. Teal	Chief Financial Officer (Principal
	Marc N. Teal	Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.