Form 10-Q
period 2009-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2009-08-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2009

                                             or

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

Yes 	No 

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
FOR THE QUARTER ENDED JUNE 30, 2009

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
FOR THE QUARTER ENDED JUNE 30, 2009

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

Combined Statement of Operations Series 19 36

Note E Taxable Loss 37

Note F Subsequent Event 37

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 38

Liquidity 38

Capital Resources 39

Results of Operations 40

principal accounting policies and estimates 71

Recent Accounting Changes 72

Item 3. Quantitative and Qualitative Disclosures about market risk 73

Item 4T. Controls and Procedures 73

Part II Other Information 74

Item 1. Legal Proceedings 74

Item 1A. Risk Factors 74

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 74

Item 3. Defaults Upon Senior Securities 74

Item 4. Submission of Matters to a Vote of Security Holders 74

Item 5. Other Information 74

Item 6. Exhibits 74

SIGNATURES 75

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 2,029,446	$ 2,112,652
Other assets	40,000	30,000
	$ 2,069,446	$ 2,142,652

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 43,589	$ 31,146
Accounts payable affiliates	24,017,912	24,543,890
Capital contributions payable	108,241	138,241
	24,169,742	24,713,277

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(20,009,015)	(20,474,640)
General Partner	(2,091,281)	(2,095,985)
	(22,100,296)	(22,570,625)
	$ 2,069,446	$ 2,142,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 280,901	$ 422,913
Other assets	-	-
	$ 280,901	$ 422,913

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,146	$ 1,146
Accounts payable affiliates	4,354,039	4,432,921
Capital contributions payable	-	-
	4,355,185	4,434,067

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,711,352)	(3,648,853)
General Partner	(362,932)	(362,301)
	(4,074,284)	(4,011,154)
	$ 280,901	$ 422,913

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 303,257	$ 462,408
Other assets	-	-
	$ 303,257	$ 462,408

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 10,000
Accounts payable affiliates	7,768,831	7,789,720
Capital contributions payable	51,792	51,792
	7,820,623	7,851,512

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(6,975,583)	(6,848,604)
General Partner	(541,783)	(540,500)

	(7,517,366)	(7,389,104)
	$ 303,257	$ 462,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 227,028	$ 198,047
Other assets	15,000	30,000
	$ 242,028	$ 228,047

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 28,688	$ -
Accounts payable affiliates	6,983,901	7,416,766
Capital contributions payable	37,895	67,895
	7,050,484	7,484,661

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,319,594)	(6,763,270)
General Partner	(488,862)	(493,344)
	(6,808,456)	(7,256,614)
	$ 242,028	$ 228,047

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 263,568	$ 247,862
Other assets	25,000	-
	$ 288,568	$ 247,862

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 67	$ 10,000
Accounts payable affiliates	4,877,048	4,787,977
Capital contributions payable	18,554	18,554
	4,895,669	4,816,531

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,250,803)	(4,212,755)
General Partner	(356,298)	(355,914)
	(4,607,101)	(4,568,669)
	$ 288,568	$ 247,862

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 954,692	$ 781,422
Other assets	-	-
	$ 954,692	$ 781,422

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 13,688	$ 10,000
Accounts payable affiliates	34,093	116,506
Capital contributions payable	-	-
	47,781	126,506

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,248,317	998,842
General Partner	(341,406)	(343,926)
	906,911	654,916
	$ 954,692	$ 781,422

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 4,609	$ 4,922
Other income	37,508	23,088
	42,117	28,010

Share of Income (Loss) from Operating Partnerships(Note D)	797,351	(91,998)

Expenses
Professional fees	44,473	8,625
Fund management fee (Note C)	295,835	511,252
Amortization	-	13,096
General and administrative expenses	28,831	26,657
	369,139	559,630

NET INCOME (LOSS)	$ 470,329	$ (623,618)

Net income (loss) allocated to limited assignees	$ 465,625	$ (617,382)

Net income (loss) allocated to general partner	$ 4,704	$ (6,236)

Net income (loss) per BAC	$ .02	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2009	2008

Income
Interest income	$ 1,003	$ 1,372
Other income	481	3,600
	1,484	4,972

Share of Income (Loss) from Operating Partnerships(Note D)	-	(5,728)

Expenses
Professional fees	10,958	1,792
Fund management fee	47,685	76,265
Amortization	-	1,913
General and administrative expenses	5,971	6,666
	64,614	86,636

NET INCOME (LOSS)	$ (63,130)	$ (87,392)

Net income (loss) allocated to limited assignees	$ (62,499)	$ (86,518)

Net income (loss) allocated to general partner	$ (631)	$ (874)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2009	2008

Income
Interest income	$ 983	$ 1,239
Other income	1,410	2,549
	2,393	3,788

Share of Income (Loss) from Operating Partnerships(Note D)	-	(22,739)

Expenses
Professional fees	11,523	1,783
Fund management fee	112,116	146,814
Amortization	-	2,650
General and administrative expenses	7,016	6,363
	130,655	157,610

NET INCOME (LOSS)	$ (128,262)	$ (176,561)

Net income (loss) allocated to limited assignees	$ (126,979)	$ (174,795)

Net income (loss) allocated to general partner	$ (1,283)	$ (1,766)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2009	2008

Income
Interest income	$ 1,017	$ 1,187
Other income	1,819	3,582
	2,836	4,769

Share of Income (Loss) from Operating Partnerships(Note D)	524,422	(7,725)

Expenses
Professional fees	8,514	2,523
Fund management fee	64,469	119,517
Amortization	-	2,828
General and administrative expenses	6,117	4,070
	79,100	128,938

NET INCOME (LOSS)	$ 448,158	$ (131,894)

Net income (loss) allocated to limited assignees	$ 443,676	$ (130,575)

Net income (loss) allocated to general partner	$ 4,482	$ (1,319)

Net income (loss) per BAC	$ .09	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2009	2008

Income
Interest income	$ 254	$ 466
Other income	33,699	478
	33,953	944

Share of Income (Loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	7,433	1,313
Fund management fee	60,267	94,687
Amortization	-	2,098
General and administrative expenses	4,685	4,783
	72,385	102,881

NET INCOME (LOSS)	$ (38,432)	$ (101,937)

Net income (loss) allocated to limited assignees	$ (38,048)	$ (100,918)

Net income (loss) allocated to general partner	$ (384)	$ (1,019)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2009	2008

Income
Interest income	$ 1,352	$ 658
Other income	99	12,879
	1,451	13,537

Share of Income (Loss) from Operating Partnerships(Note D)	272,929	(55,806)

Expenses
Professional fees	6,045	1,214
Fund management fee	11,298	73,969
Amortization	-	3,607
General and administrative expenses	5,042	4,775
	22,385	83,565

NET INCOME (LOSS)	$ 251,995	$ (125,834)

Net income (loss) allocated to limited assignees	$ 249,475	$ (124,576)

Net income (loss) allocated to general partner	$ 2,520	$ (1,258)

Net income (loss) per BAC	$ .06	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(20,474,640)	$ (2,095,985)	$(22,570,625)

Net income (loss)	465,625	4,704	470,329

Partners' capital (deficit), June 30, 2009	$(20,009,015)	$ (2,091,281)	$(22,100,296)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2009	$ (3,648,853)	$ (362,301)	$ (4,011,154)

Net income (loss)	(62,499)	(631)	(63,130)

Partners' capital (deficit), June 30, 2009	$ (3,711,352)	$ (362,932)	$ (4,074,284)

Series 16
Partners' capital (deficit) April 1, 2009	$ (6,848,604)	$ (540,500)	$ (7,389,104)

Net income (loss)	(126,979)	(1,283)	(128,262)

Partners' capital (deficit), June 30, 2009	$ (6,975,583)	$ (541,783)	$ (7,517,366)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2009	$ (6,763,270)	$ (493,344)	$ (7,256,614)

Net income (loss)	443,676	4,482	448,158

Partners' capital (deficit), June 30, 2009	$ (6,319,594)	$ (488,862)	$ (6,808,456)

Series 18
Partners' capital (deficit) April 1, 2009	$ (4,212,755)	$ (355,914)	$ (4,568,669)

Net income (loss)	(38,048)	(384)	(38,432)

Partners' capital (deficit), June 30, 2009	$ (4,250,803)	$ (356,298)	$ (4,607,101)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2009	$ 998,842	$ (343,926)	$ 654,916

Net income (loss)	249,475	2,520	251,995

Partners' capital (deficit), June 30, 2009	$ 1,248,317	$ (341,406)	$ 906,911

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 470,329	$ (623,618)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	13,096
Share of (Income)Loss from Operating Partnerships	(797,351)	91,998
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,443	(1,905)
Decrease (Increase) in other assets	(40,000)	7,340
(Decrease) Increase in accounts payable affiliates	(525,978)	544,753

Net cash (used in) provided by operating activities	(880,557)	31,664

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	797,351	15,000

Net cash (used in) provided by investing activities	797,351	15,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,206)	46,664

Cash and cash equivalents, beginning	2,112,652	775,079

Cash and cash equivalents, ending	$ 2,029,446	$ 821,743

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	30,000	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (63,130)	$ (87,392)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	1,913
Share of (Income)Loss from Operating Partnerships	-	5,728
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(381)
Decrease (Increase) in other assets	-	7,340
(Decrease) Increase in accounts payable affiliates	(78,882)	56,703

Net cash (used in) provided by operating activities	(142,012)	(16,089)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	15,000

Net cash (used in) provided by investing activities	-	15,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(142,012)	(1,089)

Cash and cash equivalents, beginning	422,913	200,415

Cash and cash equivalents, ending	$ 280,901	$ 199,326

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (128,262)	$ (176,561)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	2,650
Share of (Income)Loss from Operating Partnerships	-	22,739
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(20,889)	158,829

Net cash (used in) provided by operating activities	(159,151)	7,276

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(159,151)	7,276

Cash and cash equivalents, beginning	462,408	197,645

Cash and cash equivalents, ending	$ 303,257	$ 204,921

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 448,158	$ (131,894)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	2,828
Share of (Income)Loss from Operating Partnerships	(524,422)	7,725
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	28,688	(381)
Decrease (Increase) in other assets	(15,000)	-
(Decrease) Increase in accounts payable affiliates	(432,865)	129,315

Net cash (used in) provided by operating activities	(495,441)	7,593

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	524,422	-

Net cash (used in) provided by investing activities	524,422	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,981	7,593

Cash and cash equivalents, beginning	198,047	190,524

Cash and cash equivalents, ending	$ 227,028	$ 198,117

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	30,000	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (38,432)	$ (101,937)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	2,098
Share of (Income)Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,933)	(381)
Decrease (Increase) in other assets	(25,000)	-
(Decrease) Increase in accounts payable affiliates	89,071	97,069

Net cash (used in) provided by operating activities	15,706	(3,151)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,706	(3,151)

Cash and cash equivalents, beginning	247,862	76,676

Cash and cash equivalents, ending	$ 263,568	$ 73,525

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 251,995	$ (125,834)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	3,607
Share of (Income)Loss from Operating Partnerships	(272,929)	55,806
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,688	(381)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(82,413)	102,837

Net cash (used in) provided by operating activities	(99,659)	36,035

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	272,929	-

Net cash (used in) provided by investing activities	272,929	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	173,270	36,035

Cash and cash equivalents, beginning	781,422	109,819

Cash and cash equivalents, ending	$ 954,692	$ 145,854

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	-	-

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

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
June 30, 2009

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2009 have been prepared by the Fund, without audit.  The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30,2009

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. On March 31, 2009 an impairment loss of $704,293 was recorded which resulted in deferred acquisition costs being written off to $0. The breakdown of accumulated unallocated acquisition amortization within the Fund as of June 30, 2009 and 2008 is as follows:

	2009	2008

Series 15	$ -	$ 180,125
Series 16	-	312,379
Series 17	-	272,205
Series 18	-	195,368
Series 19	-	189,684
	$ -	$1,149,761

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2009 and 2008 are as follows:

	2009	2008
Series 15	$ 71,118	$106,703
Series 16	129,111	158,829
Series 17	117,135	129,315
Series 18	86,943	95,487
Series 19	67,587	102,837
	$471,894	$593,171

The fund management fees paid for the quarters ended June 30, 2009 and 2008 are as follows:

	2009	2008
Series 15	$ 150,000	$ 50,000
Series 16	150,000	-
Series 17	550,000	-
Series 19	150,000	-
	$ 1,000,000	$ 50,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2009 and 2008, the Fund had limited partnership interests in 182 and 225 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2009 and 2008 is as follows:

	2009	2008
Series 15	43	57
Series 16	48	61
Series 17	41	47
Series 18	29	34
Series 19	20	26
	181	225

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2009 and 2008 are as follows:

	2009	2008

Series 15	$ -	$ -
Series 16	51,792	71,862
Series 17	37,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$108,241	$158,311

During the three months ended June 30, 2009 the Fund disposed of four Operating Partnerships of which one Operating Partnership was included in both Series 17 and 19. A summary of the dispositions by Series for June 30, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 15	-	-	$-	$-
Series 16	-	-	-	-
Series 17	3	-	524,422	524,422
Series 18	-	-	-	-
Series 19	2	-	272,929	272,929

Total	5	-	$797,351	$797,351

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30,2009

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2009.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2009	2008

Revenues
Rental	$ 11,248,743	$ 13,311,762
Interest and other	422,701	620,116

	11,671,444	13,931,878

Expenses
Interest	2,350,341	3,102,286
Depreciation and amortization	3,184,026	3,818,531
Operating expenses	8,139,244	9,208,171
	13,673,611	16,128,988

NET LOSS	$(2,002,167)	$(2,197,110)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,982,145)	$(2,175,139)

Net loss allocated to other Partners	$ (20,022)	$ (21,971)

* Amounts include $1,982,145 and $2,068,141 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2009	2008

Revenues
Rental	$ 2,014,853	$ 2,451,014
Interest and other	79,899	104,722

	2,094,752	2,555,736

Expenses
Interest	368,900	525,571
Depreciation and amortization	510,786	702,334
Operating expenses	1,495,475	1,714,945
	2,375,161	2,942,850

NET LOSS	$ (280,409)	$ (387,114)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (277,605)	$ (383,243)

Net loss allocated to other Partners	$ (2,804)	$ (3,871)

* Amounts include $277,605 and $362,515 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2009	2008

Revenues
Rental	$ 2,900,577	$ 3,482,035
Interest and other	72,097	227,381

	2,972,674	3,709,416

Expenses
Interest	601,546	821,331
Depreciation and amortization	829,697	1,050,827
Operating expenses	2,082,590	2,489,772
	3,513,833	4,361,930

NET LOSS	$ (541,159)	$ (652,514)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (535,747)	$ (645,989)

Net loss allocated to other Partners	$ (5,412)	$ (6,525)

* Amounts include $535,747 and $623,250 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2009	2008

Revenues
Rental	$ 2,999,467	$ 3,601,461
Interest and other	99,570	113,053

	3,099,037	3,714,514

Expenses
Interest	645,510	845,820
Depreciation and amortization	792,738	967,557
Operating expenses	2,147,316	2,421,378
	3,585,564	4,234,755

NET LOSS	$ (486,527)	$ (520,241)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (481,661)	$ (515,038)

Net loss allocated to other Partners	$ (4,866)	$ (5,203)

* Amounts include $481,661 and $507,313 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2009	2008

Revenues
Rental	$ 1,773,450	$ 1,933,236
Interest and other	115,787	89,912

	1,889,237	2,023,148

Expenses
Interest	375,239	411,613
Depreciation and amortization	579,681	557,508
Operating expenses	1,438,241	1,485,936
	2,393,161	2,455,057

NET LOSS	$ (503,924)	$ (431,909)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (498,885)	$ (427,590)

Net loss allocated to other Partners	$ (5,039)	$ (4,319)

* Amounts include $498,885 and $427,590 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2009	2008

Revenues
Rental	$ 1,560,396	$ 1,844,016
Interest and other	55,348	85,048

	1,615,744	1,929,064

Expenses
Interest	359,146	497,951
Depreciation and amortization	471,124	540,305
Operating expenses	975,622	1,096,140
	1,805,892	2,134,396

NET LOSS	$ (190,148)	$ (205,332)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (188,247)	$ (203,279)

Net loss allocated to other Partners	$ (1,901)	$ (2,053)

* Amounts include $188,247 and $147,473 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2009 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.  No provision or benefit for income taxes has been included in these financial statements since taxable income or loss passes through to, and is reportable by, the partners and assignees individually.

NOTE F - SUBSEQUENT EVENT

The Fund has evaluated subsequent events through the date that the financial statements were issued, which was August 14, 2009, the date of the Funds's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

The Fund has entered into agreements to either sell or transfer interests in six Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these six Operating Partnerships are $544,804. The estimated gain on sales of the Operating Partnerships is $442,994 and the sales are expected to be recognized in the second or third quarter of fiscal year end 2010.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2009 were $471,894 and total fund management fees accrued as of June 30, 2009 were $23,230,808. During the quarter ended June 30, 2009 $1,000,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2009, an affiliate of the general partner of the Fund advanced a total of $787,104 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2009 Series 18 was advanced $2,128. Below is a summary, by series, of the total advances made to date.

	Three Months Ended	Total
Series 16	$ -	$ 2,611
Series 17	-	635,362
Series 18	2,128	146,924
Series 19	-	2,207
	$ 2,128	$787,104

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in twenty-five of the Operating Partnerships.

During the quarter ended June 30, 2009, none of Series 15 net offering proceeds was used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2009.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in sixteen of the Operating Partnerships.

During the quarter ended June 30, 2009, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 2 Operating Partnerships in the amount of $51,792 as of June 30, 2009. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in eight of the Operating Partnerships.

During the quarter ended June 30, 2009, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 4 Operating Partnerships in the amount of $37,895 as of June 30, 2009. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in five of the Operating Partnerships.

During the quarter ended June 30, 2009, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2009. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in six of the Operating Partnerships.

During the quarter ended June 30, 2009, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2009.

Results of Operations

As of June 30, 2009 and 2008, the Fund held limited partnership interests in 182 and 225 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three ended June 30, 2009 are as follows:

	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 15	47,685	23,433
Series 16	112,116	16,995
Series 17	64,469	52,666
Series 18	60,267	26,676
Series 19	11,298	56,289
	$ 295,835	$ 176,059

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 43 properties June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2009 and 2008, Series 15 reflects net loss from Operating Partnerships of $(280,409) and $(387,114), respectively, which includes depreciation and amortization of $510,786 and $702,334, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy in 2008 averaged 70%. The property receives rental assistance for 23 units, and is generally able to keep those occupied. There are several other low income tax credit developments in the area offering rental assistance. It remains difficult to rent units without rental assistance. The property is offering two months of free rent as a leasing incentive and the management company continues to advertise heavily in surrounding areas. Despite the low occupancy, the property operated above breakeven in 2008. Occupancy averaged 55% through the second quarter of 2009 and operations fell back below breakeven. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payable are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2008, to help improve the reputation of the property, the site manager implemented an improved resident screening program as well as a strict rent collection policy. Eviction proceedings were initiated if rent is not collected by the fifth of the month. Management has also started to strictly enforce the property's rules and regulations. Evictions are now initiated if rules are broken. As a result, there was a decline in criminal activity throughout 2008. However, average occupancy in 2008 was 71% with below breakeven operations for the year. Through the second quarter of 2009, occupancy remained low averaging 65%, and the property continued to operate below breakeven. As of June 30, 2009, the property was 63% occupied. The continued low occupancy is partially due to economic conditions in the area. Management is continuing to evict between two and three residents each month. A total of six evictions for non-payment of rent occurred in April and May 2009. As economic conditions worsen, management is anticipating more evictions over the next few months. However, management is taking immediate actions to improve and stabilize occupancy. Marketing consists of advertisements in local newspapers and distributing flyers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is currently planning onsite events to enhance the sense of community at the property. The investment general partner has emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount.

Osage Housing Associates Limited Partnership (Spring Creek Apartments II) is a 50-unit family property located in Derby, Kansas, a suburb of Wichita. Despite an occupancy average of 94%, the property operated below breakeven in 2008 due to high maintenance and utility expenses. In 2008, the property was repainted and siding repairs were made which together comprised an additional $30,000 of maintenance costs.  Maintenance expenses have decreased in 2009 as no major improvements were done. The property's utility expense is high as the cost of water is extremely high in Derby, KS. The property pays for all water and sewer expenses. Reduced maintenance costs and strong occupancy have enabled the property to operate above breakeven through the second quarter of 2009. As of June 30, 2009, the property was 98% occupied. To help offset the high utility costs management implemented a rent increase on June 15, 2009, ranging from $10 to $20 per unit. The rent increase will increase gross potential rent by approximately $9,000 a year. The mortgage payments, taxes, and insurance are current. On December 31, 2006, the 15-year low income housing tax credit compliance period expired with respect to Osage Housing Associates Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. Occupancy began dropping in 2006 due to poor management. A new management company was hired and started to focus on outreach to local businesses. As a result 2007 average occupancy improved to 87%. The operating general partner passed away in the second quarter of 2007, and his widow assumed the responsibilities. Communication has been extremely difficult as calls, letters, and e-mails go unanswered. The 2008 occupancy improved through the third quarter averaging 91%; however, December occupancy decreased to 79%. Further improvements are still needed as the property is operating below breakeven. During the first quarter of 2009, the operating general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests. We anticipate an offer by year-end. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The total potential recapture is $19,779. The low income housing tax credit compliance period expires at year-end 2009.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. Occupancy has averaged 77% and 81% for 2007 and 2008, respectively. Traffic remained slow through the fourth quarter of 2008 and into the first quarter of 2009. To improve occupancy the site manager is continuing to work with local community groups and Section 8 to attract potential residents. Overall, in 2008, the property's operations have improved compared to 2007. In 2008, due to rental increases that were implemented early in the year, total revenue increased by about 12%, allowing the property to operate with a smaller deficit. Through the second quarter 2009, average physical occupancy was 76%. In 2009, this property will continue to face several challenges. The tax and insurance escrow was not adequately funded in 2007, and 2007 real estate taxes are delinquent. In an effort to address the delinquencies, management created a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which allowed those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. As part of the workout plan two rental increases were approved, one in May 2008, and another one in May 2009, which will directly go towards the funding of the escrow account. The first approved rental increase occurred in May 2008, raising rental rates by $40. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Harrisonville Properties II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $590,305 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Higginsville Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $608,067 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Kearney Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $613,178 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Lebanon Properties III LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $611,181 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Maryville Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $694,880 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Oak Grove Villa Apts LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $389,586 and cash proceeds to the investment partnership of $18,190. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $13,190 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $13,190 as of September 30, 2008.

In August 2008, the investment general partner entered into an agreement to transfer its interest in Osceola Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $588,185 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of September 30, 2008.

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

In November 2008, the investment general partner entered into an agreement to transfer its interest in Virgen Del Pozo, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,226,877 and cash proceeds to the investment limited partner of $60,000. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $52,500 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $52,500 as of December 31, 2008.

In December 2008, the investment general entered into an agreement to transfer its interest in Far View Housing Associates to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $883,340 and cash proceeds to the investment limited partner of $26,500. Of the total proceeds received, $1,051 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,559 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax. The remaining proceeds of $17,890 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $17,890 as of December 31, 2008.

In October 2008, the investment general partner of Buena Vista Apartments, Phase II approved an agreement to sell the property and the transaction is anticipated to close in September 2009. The anticipated sales price for the property is $1,568,554, which includes the outstanding mortgage balance of approximately $1,398,554 and cash proceeds to the investment limited partners of $139,806. Of the total proceeds anticipated to be received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $112,806 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2008, the investment general partner of Timmons Village LP approved an agreement to sell the property and the transaction is anticipated to close in September 2009. The anticipated sales price for the property is $669,873, which includes the outstanding mortgage balance of approximately $599,873 and cash proceeds to the investment limited partners of $57,860. Of the total proceeds anticipated to be received, $10,850 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $32,010 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2008, the investment general partner of Sioux Falls Housing Associates One LP approved an agreement to sell the property and the transaction closed on January 29, 2009. The sales price for the property was $2,209,220, which includes the outstanding mortgage balance of approximately $985,279 and cash proceeds to the investment limited partners of $924,748. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $909,748 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $58,241. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $851,507 as of March 31, 2009.

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

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. The low income housing tax credit compliance period expired in 2007. At the time of construction, the general contractor installed the waterproofing system for the buildings improperly. As such, water has been able to penetrate the exterior which has resulted in deterioration in the structural components. The operating general partner recently became aware of severe structural deficiencies at the property. An engineering report was conducted and estimated costs of repair are $1,300,000. The operating general partner has indicated an intention to refinance the debt and take out enough capital to make the necessary repairs as well as purchase the investment limited partner interest in the partnership. As there is a lockout period on the debt, the operating general partner is in negotiations with the master servicer to allow for early prepayment. It should be noted that so far, two units are down, but there have been no reports of mold growth. Further, the property is operating above breakeven for 2008 with occupancy averaging 91% for the year. The investment general partner is awaiting a response from the lender and will coordinate with the operating general partner to explore all disposition options.

Series 16

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 48 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2009 and 2008, Series 16 reflects net loss from Operating Partnerships of $(541,159) and $(652,514), respectively, which includes depreciation and amortization of $829,697 and $1,050,827, respectively. This is an interim period estimate; it is not indicative of the final year end results.

The Fitzgerald Building (Cass Partners, LP) is a 20-unit apartment building located in Plattsmouth, NE. The property operated below breakeven for years as a result of low occupancy. Due to a lack of cash flow, management was unable to turn vacant units. As of December 31, 2008, the Operating Partnership was three years in arrears on the first mortgage from the City of Plattsmouth and in June 2008, the City issued an acceleration notice. In July 2008, the City rescinded the acceleration notice in exchange for agreement from the Operating Partnership to amend the maturity date of the loan from November 11, 2019 to September 1, 2008. In August 2008, the City sold the loan to an unrelated third party lender, who planned to commence foreclosure in 2009. The second mortgage was also in arrears; however, this mortgage was not secured by the property. In addition, real estate taxes were in arrears for the period covering 2005 through 2008. The expiration of the Low Income Housing Tax Credit compliance period was December 31, 2008. Despite an expired operating deficit guaranty, the operating general partner continued to fund operating deficits until recently when he stated he could no longer do so. After contributing sufficient funds to keep the property from being transferred to the lender prior to the end of the December 2008 compliance period, the operating general partner offered to purchase the investment partnership's interest for a nominal amount, with the intent of subsequently transferring the deed to the lender. The investment general partner's analysis indicated that the value of the property was less than the amount of debt and there would be no proceeds available to either partner of the Operating Partnership through a sale.

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

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 93% in 2008. Based on the most recent information received, occupancy through June 2009 has been consistent with the prior year average. Even though occupancy remains above 90%, low rental rates in the area continue to prevent the property from achieving breakeven operations through the second quarter of 2009. Operating expenses continue to stay below the state average. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. Although the average annual occupancy for 2007 was only 65%, it steadily increased throughout 2008, ending at 72% in December. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased need. However, several businesses are rumored to be moving from Atlanta to McDonough, which should increase the need for housing in the area. A new property manager was hired in August 2008. She is very familiar with the McDonough area and continues to network with many of the local businesses and associations. During the first quarter of 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new flyers, balloons and flags to enhance the property's visibility within the community. Management forecasts a continued slow but steady increase in occupancy throughout 2009, as demonstrated by 76% in the second quarter of 2009. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sable Chase of McDonough LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Branson Christian County, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,261,677 and cash proceeds to the investment partnership of $51,360. Of the total proceeds received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $41,860 was returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $41,860 as of March 31, 2009. In addition, equity outstanding for the Operating Partnership in the amount of $25 was recorded as gain on the sale of the Operating Partnership as of March 31, 2009.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Westchester Village of Oak Grove to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $902,995 and cash proceeds to the investment partnership of $35,310. Of the total proceeds received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $27,310 was returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $27,310 as of March 31, 2009.

Cape Ann YMCA Community Center (Cape Ann YMCA Community Center) is a 23-unit single room occupancy property located in Gloucester, MA. The property's occupancy has historically remained above 90%. However, during the first quarter of 2008, upon move-out inspections, it was discovered that there were bed bugs at the property. The management company took immediate action and had the units professionally treated. In addition, all carpeting was replaced with hard surface material and wooden furniture was replaced with metal to prohibit the issue from recurring. The total cost of the work was approximately $13,000 and will be reimbursed from the replacement reserve account. The occupancy dropped to 78% during the first quarter of 2008 while units remained vacant for treatment. The work was completed during the second quarter and occupancy increased to 91% by the fourth quarter of 2008. The occupancy dropped slightly in the first quarter of 2009 to 88% but has shown improvement increasing to an average of 91% in the second quarter, ending with 91% in June. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Cape Ann YMCA Community Center Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri. The property has, historically, operated above breakeven with occupancy above 90%. However, occupancy began to decline rapidly in the first quarter of 2008 ending at 62% in March. The site manager subsequently received very low marks for leasing and collections, resulting in her employment termination. Significant improvements began in April 2008, upon her replacement. A resident survey was completed, curb appeal improved, open-house activities held on a regular basis as well as increased advertising throughout the area. Additionally, the property began hosting community events. As a result of the resident survey, management created a fitness center in an unused portion of the community room, adjacent to the laundry facilities. Unit washers and dryers were also offered as move-in specials and will become permanent fixtures in the units. Occupancy began to improve in the second quarter and continued to increase through the fourth quarter of 2008, ending the year at 86%. Throughout the first half of 2009, occupancy has further improved, reaching a second quarter average of 93%. The property is expected to return to previous positive operating levels. The operating general partner's guarantee expired in 2004; however, he continues to fund operating deficits as needed. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires at year-end 2009.

In November 2008, the investment general partner entered into an agreement to transfer its interest in Gibson Manor Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $843,849 and cash proceeds to the investment limited partner of $27,132. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $18,132 was returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,132 as of December 31, 2008.

In December 2008, the investment general partner entered into an agreement to transfer its interest in Wakefield Housing Associates Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,211,742 and cash proceeds to the investment limited partner of $36,352. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $12,282 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs and transfer tax. The remaining proceeds of $22,570 was returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,570 as of December 31, 2008.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Palatine LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,338,476 and cash proceeds to the investment limited partner of $40,234. Of the total proceeds received, $1,271 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,161 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,802 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,802 as of March 31, 2009

Series 17

As of June 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 41 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2009 and 2008, Series 17 reflects net loss from Operating Partnerships of $(486,527) and $(520,241), respectively, which includes depreciation and amortization of $792,738 and $967,557, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. There are two other affordable housing complexes in the area. The property does not receive rental assistance, so the management company keeps rental rates low and offers various concessions. Average occupancy in 2008 was 86%. Administrative and utilities expenses dropped significantly in 2008, but the property continued to operate below breakeven. The operating general partner continues to fund all deficits. Occupancy increased to 89% in the second quarter of 2009 as the property offered a wide choice of concessions, including a free flat screen TV, free cable for a year, free wireless internet, and reimbursed moving expenses. The mortgage, real estate taxes and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Midland Housing LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Skowhegan Housing, LP (West Front Residence) is a 30-unit deal located in Skowhegan, ME. Through the second quarter of 2009, the property continued to operate below breakeven. The investment general partner has talked to the operating general partner about the potential of refinancing the debt, but they have stated that refinancing is not a worthwhile option due to the high prepayment penalty on the loan. Occupancy remains strong and ended the second quarter of 2009 at 100%. The payables are still high at the property. The investment general partner will continue to work with the operating general partner to ensure the payables are paid down. All taxes, insurance and mortgages are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. Through the second quarter of 2009 the property continues to operate below breakeven due to low occupancy. As of June 30, 2009 the property was 81% occupied. The turn around time on vacated units and the lack of funds to make vacant units rent ready have contributed greatly to the decrease in occupancy. The investment general partner is currently working with the operating general partner to have money advanced to the property to update the four remaining units that need significant work and to pay down the accounts payable. The remaining vacant units were to be made ready in the first quarter of 2009, but with the delayed cash infusion by the operating general partner, the work in the vacant units is planned to begin in the third quarter of 2009. The investment general partner will continue to follow-up with the operating general partner to ensure that work is completed. In the first quarter of 2009, the Operating Partnership assumed new management. The new management has experience in the area and has stated that once the vacant units become rent ready, then they will be able to stabilize occupancy above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. Through the second quarter of 2009, the property continues to operate below breakeven due to poor occupancy and an increase in administrative expenses. As of June 30, 2009, the property was 60% occupied. Occupancy is weak due to depressed market conditions. Lehigh Acres is a rural town that experienced a large housing and construction boom until the housing bubble burst in 2007. Most of the jobs in the area were tied to real estate and construction. Homes are now selling for 80% of their peak prices and the area is experiencing massive layoffs. Residents are leaving the community because they are not able to afford the rent or are relocating to find work elsewhere. The property is competing with individuals that are renting their homes at discounted rents to avoid losing their homes to foreclosure. Also, those that can still afford the rents are choosing to live in newer apartment communities with more amenities than Park Place. To compete with newer competition in the area, management requested and was granted a $70/month reduction in rents by Rural Development. The rent reductions commenced on April 1, 2009. The rent decrease has increased traffic, but management is having a difficult time finding qualified tenants that pass the screening criteria. The investment general partner visited the property on April 2, 2009 to conduct a physical inspection of the property and assess management. Many of the units were not found in rent ready condition. This issue was addressed with the regional manager, who stated that the property manager was terminated in May 2009 due to non-performance and his inability to keep the vacant units in rent ready condition. Management has increased advertising by placing advertisements in local rental publications and newspapers which highlight the reduced rental rates. The administrative expenses have increased due to the increased marketing effort by management. Once occupancy stabilizes and the need for increased marketing decreases, the administrative expenses are expected to decrease. The investment general partner will work with the new manager to help improve occupancy and operations. Additionally, in order to assess the leasing standards in place, the investment general partner will have the property visited by a secrete shopper in the third quarter of 2009. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Park Place II, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. Occupancy averaged 63% in 2008, and has increased to 76% in June 2009. In November 2008, the operating general partner met with Rural Development to discuss the lack of rental assistance. Currently only 28 units have rental assistance. Rents on the remaining units are currently $650 for a two bedroom, and $680 for a three bedroom. Despite good rental traffic at the property, most applicants do not find these rents to be affordable. The operating general partner recently completed a sale of another Rural Development financed property they owned which had rental subsidies. They have petitioned the district Rural Development office to transfer this rental assistance to Palmetto in order to alleviate the vacancy problem. It is expected they should have a decision sometime in August 2009. The operating general partner will continue to work with Rural Development in order to come up with a viable solution to the issues. Due to the dire occupancy problems, deferred maintenance issues, and the overall lack of funds, the property is operating well below breakeven. Taxes are in arrears. The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expires on December 31, 2009.

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

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions occupancy steadily decreased from its historical average of near 100% to a 2007 average of 90%. The property operated below breakeven for 2007. As economic conditions have deteriorated in Florida, the property has continued to struggle with economic vacancy and as a result the average occupancy for 2008 was 90%. Prior to 2007, the Naples area had experienced significant growth in the construction industry, but in 2007 construction halted due to oversupply and declining property values. In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers. As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and rental rates declined significantly. In addition, the tourism market has slowed resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the area as rents became unaffordable to many. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease. In addition, marketing efforts have been adjusted to reach new potential tenant sources. While the property has been able to maintain occupancy at 90%, due to the ongoing vacancy issue, the property has not been able to breakeven. Through the first half of 2009, average occupancy is 94%. While vacancy has declined, concessions and bad debt are both trending well above 2008 levels. Expenses are higher than historical due to increased turnover costs as well as high water and sewer rates. Management is looking at reducing concessions once occupancy stabilizes. In addition, they are working with tenants to make payment arrangements to reduce bad debt and evictions. The investment general partner will work with the operating general partner to improve leasing efforts and reduce vacancy as well as ensuring all deficits are funded. The low income housing tax credit compliance period expires as of December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

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

In September 2008, the investment general partner of Crofton Associates I, Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in October 2009. The anticipated sales price for the property is $842,000, which includes the outstanding mortgage balance of approximately $765,000 and cash proceeds to the investment limited partners of $73,150. Of the total proceeds anticipated to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $65,650 are anticipated to be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution

In September 2008, the investment general partner of Hickman Associates II, Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in October 2009. The anticipated sales price for the property is $589,000, which includes the outstanding mortgage balance of approximately $528,000 and cash proceeds to the investment limited partnership of $57,950. Of the total proceeds anticipated to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $50,450 are anticipated to be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In April 2009, the investment general partner entered into an agreement to transfer its interest in Cambridge Family YMCA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,677,100 and cash proceeds to the investment partnership of $30,000. Of the total proceeds received, $9,246 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $5,754 was returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,754 as of June 30, 2009.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Ivywood Park, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,520,456 and cash proceeds to the investment partnership of $490,423. Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $471,298 was returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $471,298 as of June 30, 2009.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Sugarwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,970,215 and cash proceeds to the investment partnerships of $66,933 and $66,933 to Series 17 and Series 19, respectively. Of the total proceeds received, $15,000 and $15,000 for Series 17 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $4,563 and $4,563 from Series 17 and Series 19, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $47,370 and $47,370 was returned to cash reserves held by Series 17 and Series 19, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $47,370 and $47,370 for Series 17 and Series 19, respectively, as of June 30, 2009.

Clinton Estates Limited Partnership (Clinton Estates) is a 24-unit elderly property located in Clinton, Missouri. In 2008, occupancy averaged 90% and the property operated below breakeven as a result of high maintenance expenses. Maintenance expenses increased from 2007 to 2008 by $21,921 due to the fact that management was required to spend excess cash in the general operating account per Rural Development regulations. Any cash amounts over 20% of the operating and maintenance expenses must be spent on the property or transferred to the reserve account. The property operated slightly below breakeven through the second quarter of 2009 due to low occupancy. As of June 30, 2009, occupancy at the property was 88%. During the second quarter of 2009, management carried out extensive advertising. In the third quarter of 2009, the investment general partner will continue to monitor management's leasing efforts to ensure that occupancy improves. The low income housing tax credit compliance period expires as of December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

In May 2009, the investment general partner of Gallaway Associates LP approved an agreement to sell the property and the transaction is anticipated to close in December 2009. The anticipated sales price for the property is $1,117,983, which includes the outstanding mortgage balance of approximately $1,009,983 and cash proceeds to the investment limited partners of $106,560. Of the total proceeds anticipated to be received, $3,960 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $87,600 are anticipated to be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 18

As of June 30, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 29 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2009 and 2008, Series 18 reflects net loss from Operating Partnerships of $(503,924) and $(431,909), respectively, which includes depreciation and amortization of $579,681 and $557,508, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2007 due to declining occupancy and high operating expenses. Although occupancy reached 100% in February 2007, it steadily declined to 63% by December 2007. The decline in occupancy is directly attributed to a substantial rent increase implemented in 2007, as well as the opening of a new senior complex in town. The increased rental rates at Natchitoches are reasonable; however, the resident base is comprised of elderly residents that cannot afford even the slightest increase. Because of the significant concessions offered at the new complex, several residents transferred. During 2007 and throughout 2008, the increased vacancy resulted in higher operating expenses as costs associated with turnovers were incurred. Additionally, since the property was completed in 1994, deferred maintenance items exist at the site. The property operated below breakeven in 2008 due to low occupancy. During 2008, occupancy averaged 77% for the year. Occupancy as of June 30, 2009 was 80%. In March 2008, the on-site manager was replaced and the new manager immediately began scouring the area in an effort to attract potential residents. She visited local businesses and other nearby apartment complexes, and left information at the local grocery markets. The on-site manager will continue aggressive marketing efforts until occupancy stabilizes above 90%. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2008, average physical occupancy was 93% and the property operated below breakeven. The operating deficit was due to high maintenance expenses associated with making apartments rent ready and low rental rates. Through the second quarter 2009, average physical occupancy decreased slightly from 90% to 89%, and the property continued to operate below breakeven. This was primarily due to high maintenance expenses. Instead of using replacement reserve funds for HVAC and appliances replacements, management expensed those items through operations. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. Average occupancy through June 2009 has been consistent with the prior year average of 90%. The operating expenses continue to stay below the state averages. The low rental rates in the area continue to prevent above breakeven operations. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. In 2008, occupancy averaged 87%. Despite low occupancy, the property operated above breakeven in 2008. Occupancy averaged 85% through the second quarter 2009, and the property continued to operate above breakeven. This Operating Partnership has historically had issues involving late payments of taxes, water and sewer bills. According to the City of Boston website, the first quarter and second quarter 2009 real estate taxes are current and payments have been made on all six parcels for the first three-quarters of 2009. Fourth quarter taxes were due May 1, 2009 and two of the six parcels have been paid in full, leaving four parcels outstanding. According to the Boston Water and Sewer Department, water and sewer payments are current on all of the five accounts. The last payment on each account was made in June 2009, with the next payment due on July 15, 2009. The investment general partner continues to monitor this Operating Partnership closely to ensure that taxes, water and sewer bills are paid. To improve occupancy, management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes. The Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. The investment general partner will continue to monitor this Operating Partnership to ensure that occupancy continues to improve and tax, water and sewer bills are paid on time. The operating general partner has an unlimited guarantee in time and amount. The first mortgage expired in April 2009. The operating general partner has requested an extension of the mortgage which was denied by the lender. In the third quarter 2009, the investment general partner will work with the operating general partner to develop a work-out plan to avoid foreclosure.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property operated below breakeven through the second quarter of 2009 due to vacancy loss and high maintenance expenses associated with turning the vacant units and correcting deferred maintenance issues. Occupancy has improved and the resident base has been strengthened in the second quarter of 2009. The property ended the second quarter of 2009 96% occupied. Management attributes the increase in occupancy to a change in management. The regional manager replaced the property manager and assistant, as well as the two maintenance men in the second half of 2008. The regional manager felt that poor management was the source of poor operations as occupancy was low and the site suffered from deferred maintenance. The new onsite staff has worked to increase occupancy and the regional manager assigned an additional maintenance man to the property to aid in correcting deferred maintenance issues. The regional manager attributes improved occupancy to better customer service, stronger leasing, and better maintenance of the property. Since the arrival of the new on-site management team, over half of the resident base has been replaced. Maintenance expenses continued to be high through the second quarter 2009 as management incurred costs to turn a high number of vacant units, as well as costs to correct a number of deferred maintenance issues. Now that the resident base has improved and occupancy has increased, the investment general partner encouraged management to strengthen their resident retention program. The low income housing tax credit compliance period expires as of December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2008, occupancy averaged 91% and the property operated below breakeven. The operating general partner received a Section 8 contract for three units for the homeless, which helped improve occupancy in 2008. The site manager is working to improve rent collections, but reports that evictions for non-payment continue to be a problem. Through the second quarter of 2009, even as occupancy has averaged 92%, the property continues to operate below breakeven. The operating general partner continues to fund operating deficits as needed. The real estate taxes, mortgage, and insurance payments are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin's L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Preston Wood Associates, LP (Preston Wood Apartments) is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 75% for 2007 and operations were below breakeven for the year. At the end of 2007, the operating general partner dismissed the management company and the on-site manager was replaced. While there was a slight increase in occupancy for the first few months, the site manager was having health problems and was unable to commit the necessary time into turning the property around. In 2008, operations deteriorated as average occupancy was 46% for the year. In January 2009, the operating general partner brought in a new management company with prior success in the market. Since assuming management duties, deferred maintenance and frontage improvements have been addressed in efforts to make the property more attractive. In addition, new tenant programs and activities have been introduced. Marketing and outreach have increased as well. Despite the changes, there has been no improvement in occupancy. Through the second quarter of 2009 occupancy was 47%. Despite a mini-rehab performed at the property in 2006, the property is unable to effectively compete with newer properties in the area as it looks older and offers less amenities than competitors. In addition, there have been a number of layoffs in Bentonville resulting in evictions and tenants moving out of the area. Further adding to marketing problems is a year long road-widening project the City is performing in front of the property. The property sign has been taken down and construction makes drive-by traffic very difficult as the property entrance is typically blocked by construction equipment. The low income housing tax credit compliance period expires in December 2009. The permanent debt matures in August 2009. The operating general partner has stated his intention is to obtain a forbearance agreement on the debt. All deficits are being funded by the operating general partner. The investment general partner will continue to monitor occupancy and operations and will continue monitoring the negotiation of the maturing mortgage. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Due to lack of cash flow in prior years, replacement reserves were not funded to the required levels. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units. These continue to be the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis for the property in a free weekly advertiser that is distributed throughout town. The applicant screening process has become more stringent in order to maintain a strong tenant base; therefore, when vacancies occur they are more difficult to fill. The second quarter of 2009 had an average occupancy of 70%, down from the first quarter average of 77%. As of June 1, 2008, a 15% rental rate increase was approved by Rural Development. This will allow for larger replacement reserve deposits. These larger deposits are being used to fund Rural Development approved capital needs. The capital needs assessment included the replacement of two roofs, concrete work and cabinetry repairs. Both roofs were replaced by fall of 2008, and kitchen and bathroom cabinets were refaced. The parking lot concrete has also been repaired. The replacement reserves account, however, is under-funded due to the constant withdrawals of funds to finance capital expenditures. The plan is to continue contributions as funds become available. The investment general partner will continue to work closely with the operating general partner to monitor occupancy, funding of the replacement reserve account, and ensure operational stabilization. A site visit is scheduled for the third quarter of 2009.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue for this property, largely attributed to poor site management. Occupancy averaged 86% for the second quarter 2009, reaching 96% in June. The site manager is presently processing more applications with the goal of achieving full occupancy in the third quarter. In addition to advertising in a local newspaper, distributing flyers, and contacting local employers, management continues to work with the local housing agencies. Operations remain below breakeven, but are anticipated to improve with the increase in occupancy. Operating expenses overall have been gradually decreasing into the second quarter of 2009; however, maintenance remains high due to additional painting and decorating, maintenance supplies, pest control, and repairs. Accounts payable are anticipated to be paid down as occupancy improves and rental income increases. The property is operating under an approved servicing work- out plan which aims at funding the replacement reserves, making payables current, resolving capital improvement issues, and achieving 100% occupancy. Over the next six months, management plans to increase deposits into the replacement reserve and tax and insurance escrow accounts as funds become available. The investment general partner continues to work closely with the operating general partner to monitor the property until occupancy improves and operations stabilize back above break-even. A site visit is planned in the third quarter of 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Richmond Manor, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $989,268 and cash proceeds to the investment partnership of $38,520. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,520 was returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,520 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Troy Estates, L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $657,793 and cash proceeds to the investment partnership of $25,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $20,680 was returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,680 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Aurora LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,315,670 and cash proceeds to the investment limited partner of $39,549. Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,158 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $29,391 was returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $29,391 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Chatham LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,302,396 and cash proceeds to the investment limited partner of $39,151. Of the total proceeds received, $1,588 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,156 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $32,407 was returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $32,407 as of March 31, 2009.

In January 2009, the investment general partner entered into an agreement to transfer its interest in Lathrop Properties, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $706,226 and cash proceeds to the investment limited partner of $21,187. Of the total proceeds received, $5,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $6,589 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $9,598 was returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $9,598 as of March 31, 2009.

Series 19

As of June 30, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 20 properties at June 30, 2009, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2009 and 2008, Series 19 reflects net loss from Operating Partnerships of $(190,148) and $(205,332), respectively, which includes depreciation and amortization of $471,124 and $540,305, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas. Rental rate increases were implemented in 2006 and 2007. However, in spite of average occupancy of 91%, inadequate rental rates still could not cover normal operating expenses. This resulted in a small 2007 deficit. In 2008, Rural Development approved a rent increase of approximately $15 per unit, even though the operating general partner had requested $60 per unit. The increased rents continue to cause resident turnover. Occupancy decreased slightly to average 87% in 2008. The property operated below breakeven in 2008 due to the low occupancy. Occupancy has improved over the first and second quarters of 2009 with occupancy ending the second quarter at 92%. Management continues to evaluate each unit upon move-out and renovates as necessary to remain competitive in the market area. The manager is adamant that unit and curb appeal improvements are necessary to obtain and maintain a better resident base. To increase traffic, management is working with local agencies and businesses. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven due to low rent levels in the area. In an effort to improve occupancy, the property offered one-month free rent for new residents as well as one-month free rent for resident referrals. Management expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly. Occupancy at the property averaged 98% in 2007 and 99% in 2008. The average occupancy through the second quarter of 2009 was 96%. Despite strong occupancy, the property continues to operate below breakeven due to the low rent levels; rent levels remain stagnant in the area. The area is rural with few employment opportunities. The property receives a grant from the State to enable the property to reduce the rents for the residents but not lose any income. The grant is received annually and is valid through December 2009. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce operating deficits. The Operating Partnership is currently in non-compliance status with Missouri Housing Development Corporation (MHDC) because the property did not submit an audit for 2007. MHDC requires the submission of an annual audit. Per the operating general partner, at the time of the audit last year it was decided the Operating Partnership would issue a tax return but not an audit. Since the low income housing tax credit compliance period expires on December 31, 2009, and the property has historically operated at a deficit, the decision was made not to prepare an audit. The operating general partner appealed MHDC's audit requirement, but his request was denied. The 2007 and 2008 audits were finalized June 25, 2009, and the operating general partner is working to enter the audits into MHDC's system. The operating general partner and management believe that as soon as both audits and the 2009 budget are uploaded to MHDC's system, the property's non-compliance standing should be lifted. The due dates for the primary and secondary mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. Communication with the new operating general partner has been extremely difficult as calls, letters and e-mails are unanswered. During 2008, the management company continued to make all vacant units market ready and networked with local businesses to attract income qualified applicants. The 2008 occupancy showed signs of improvement through the third quarter with an average of 89%. However, occupancy decreased to 63% in December 2008. The property operated below breakeven for 2008. During the first quarter of 2009, the investment general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests. We anticipate an offer by year-end. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The total potential recapture is $29,750. The low income housing tax credit compliance period expires at year-end 2010.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses. Operating expenses are high due mainly to inordinately high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had incidents of differential settlement resulting in cracked floor slabs, cracked brick veneer, racking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis by operating general partner advances. The operating general partner has advanced over $1,600,000 for repairs and operating deficits. Occupancy levels are consistently above 90% at Coopers Crossing. However, despite high occupancy and cost control efforts, including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven. Through the second quarter of 2009, average occupancy is 95%, and the property continues to operate below breakeven. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty; however, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service by an alternative arrangement with the lender to allow the property to cash flow. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. The investment general partner will continue to work with management to improve occupancy and reduce expenses. In addition, a representative of the investment general partner will conduct a site visit during the third quarter of 2009 to determine additional capital needs. The mortgage, trade payables, property taxes and insurance are current.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The property operated below breakeven in 2008 despite average occupancy of 98%. Occupancy at the end of the second quarter 2009 was 92%. The operating deficit is being funded with a cash overdraft. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The replacement reserve was underfunded in 2008. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status. According to the management company, the operating general partner has contacted Rural Development regarding a rent increase. However, because the property receives no rental assistance, the rent increase was not approved. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2009.

Tanglewood Park (Willowood Park, LP) is a 130-unit family development located in Lawrenceville, Georgia, approximately twenty-six miles from downtown Atlanta. Over the past few years, occupancy has suffered from the over-development of apartment communities in the immediate market area. A drop in occupancy combined with increases in the security and administrative expenses has resulted in below breakeven operations. At the end of the second quarter of 2008, the operating general partner interest was transferred. As part of the transfer, the new operating general partner agreed to extend the operating deficit guarantee, which had previously expired, until the end of the compliance period. Occupancy in 2008 averaged 93%. The management company performed a market study resulting in the rents being adjusted. The rents of the two bedroom units decreased and rents on their three bedroom units increased. In 2008, the property operated below breakeven. The operating general partner advances were used to pay outstanding payables. Through the second quarter of 2009, the property continued to operate below breakeven, as rental income was 7% below projections. On March 3, 2009, the operating general partner issued a statement to the investment general partner informing them of a management change. On May 20, 2009, the operating general partner sold its operating general partner interest. The low income housing tax credit compliance period expires at the end of 2009.

Northpointe LP (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2008, despite average occupancy of 94%, and static operating expenses, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy continues to be strong in 2009, averaging 94% through the second quarter of 2009. Rent levels remain insufficient to cover expenses. Management is focusing on resident retention and rent collection and the operating general partner continues to fund deficits as needed. The low income housing tax credit compliance period expires on December 31, 2009. The property's mortgage, real estate taxes and insurance payments are all current.

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

In February 2009, the investment general entered into an agreement to transfer its interest in Jenny Lynn Properties Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $772,210 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 was returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,600 as of March 31, 2009.

In February 2009, the investment general entered into an agreement to transfer its interest in Sahale Heights Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $825,794 and cash proceeds to the investment limited partner of $27,600. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $22,600 was returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $22,600 as of March 31, 2009.

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

The Fund is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnerships.

If the book value of the Fund's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in any such Operating Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted FASB Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE'') in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on the guidance of FIN 46R, the Operating Partnerships in which the Fund invests in meet the definition of a VIE. However, management does not consolidate the Fund's interests in these VIEs under FIN 46R, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset in the balance sheet, recognizes its share of partnership income or losses in the statement of operations, and discloses how it accounts for material types of these investments in the financial statements.

The Fund's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partner and its guarantee against credit recapture.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed for one year the implementation of SFAS 157 as it pertains to certain non-financial assets and liabilities. The Fund adopted SFAS 157 effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that the adoption of SFAS 157 has no impact on the Fund's financial statements.

In February 2007, the FASB issued SFAS 159 "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of SFAS 159 had no effect on the Fund.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") was issued in June 2006 and interprets SFAS No. 109, Accounting for Income Taxes. FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of SFAS 109 had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, FIN 48 does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued FASB Staff Position (FSP) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of Interpretation 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - Continued

In April 2009, the FASB issued FSP 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments."  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Boston Capital Tax Credit Fund III L.P. as of June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

In November 2008, the Emerging Issues Task Force issued EITF No. 08-6, "Equity Method Investment Accounting Considerations" (EITF 08-6) that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. EITF 08-6 is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. EITF 08-6 was adopted for the interim quarterly period beginning April 1, 2009. The impact of adopting EITF 08-6 does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Boston Capital Tax Credit Fund III L.P. as of June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.
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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2009.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 14, 2009	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2009	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 14, 2009	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal