Form 10-Q
period 2009-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2009-11-16
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2009

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Changes in Partners' Capital (Deficit) Series 16 23

Changes in Partners' Capital (Deficit) Series 17 24

Changes in Partners' Capital (Deficit) Series 18 24

Changes in Partners' Capital (Deficit) Series 19 25

Statements of Cash Flows 26

Statements of Cash Flows Series 15 27

Statements of Cash Flows Series 16 28

Statements of Cash Flows Series 17 29

Statements of Cash Flows Series 18 30

Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Combined Statement of Operations Series 19 42

Note E Taxable Loss 43

Note F Subsequent Event 43

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 44

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 78

Recent Accounting Changes 79

Item 3. Quantitative and Qualitative Disclosures about market risk 80

Item 4T. Controls and Procedures 80

Part II Other Information 81

Item 1. Legal Proceedings 81

Item 1A. Risk Factors 81

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 81

Item 3. Defaults Upon Senior Securities 81

Item 4. Submission of Matters to a Vote of Security Holders 81

Item 5. Other Information 81

Item 6. Exhibits 81

SIGNATURES 82

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 1,965,892	$ 2,112,652
Other assets	249,438	30,000
	$ 2,215,330	$ 2,142,652

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 43,522	$ 31,146
Accounts payable affiliates	24,472,520	24,543,890
Capital contributions payable	108,241	138,241
	24,624,283	24,713,277

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(20,314,584)	(20,474,640)
General Partner	(2,094,369)	(2,095,985)
	(22,408,953)	(22,570,625)
	$ 2,215,330	$ 2,142,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 299,799	$ 422,913
Other assets	159,409	-
	$ 459,208	$ 422,913

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 1,146	$ 1,146
Accounts payable affiliates	4,424,081	4,432,921
Capital contributions payable	-	-
	4,425,227	4,434,067

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,604,169)	(3,648,853)
General Partner	(361,850)	(362,301)
	(3,966,019)	(4,011,154)
	$ 459,208	$ 422,913

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 287,448	$ 462,408
Other assets	-	-
	$ 287,448	$ 462,408

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 10,000
Accounts payable affiliates	7,897,942	7,789,720
Capital contributions payable	51,792	51,792
	7,949,734	7,851,512

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(7,119,054)	(6,848,604)
General Partner	(543,232)	(540,500)

	(7,662,286)	(7,389,104)
	$ 287,448	$ 462,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 177,412	$ 198,047
Other assets	39,400	30,000
	$ 216,812	$ 228,047

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 28,688	$ -
Accounts payable affiliates	7,090,827	7,416,766
Capital contributions payable	37,895	67,895
	7,157,410	7,484,661

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,450,414)	(6,763,270)
General Partner	(490,184)	(493,344)
	(6,940,598)	(7,256,614)
	$ 216,812	$ 228,047

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 243,685	$ 247,862
Other assets	25,000	-
	$ 268,685	$ 247,862

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 10,000
Accounts payable affiliates	4,966,582	4,787,977
Capital contributions payable	18,554	18,554
	4,985,136	4,816,531

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,359,059)	(4,212,755)
General Partner	(357,392)	(355,914)
	(4,716,451)	(4,568,669)
	$ 268,685	$ 247,862

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	September 30, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 957,548	$ 781,422
Other assets	25,629	-
	$ 983,177	$ 781,422

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 13,688	$ 10,000
Accounts payable affiliates	93,088	116,506
Capital contributions payable	-	-
	106,776	126,506

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,218,112	998,842
General Partner	(341,711)	(343,926)
	876,401	654,916
	$ 983,177	$ 781,422

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 3,869	$ 9,345
Other income	31,526	6,620
	35,395	15,965

Share of Income (Loss) from Operating Partnerships(Note D)	188,900	3,390,204

Expenses
Professional fees	130,529	194,396
Fund management fee (Note C)	361,005	203,528
Amortization	-	13,096
General and administrative expenses	41,419	37,838
	532,953	448,858

NET INCOME (LOSS)	$ (308,658)	$ 2,957,311

Net income (loss) allocated to limited assignees	$ (305,573)	$ 2,927,737

Net income (loss) allocated to general partner	$ (3,085)	$ 29,574

Net income (loss) per BAC	$ (.01)	$ .13

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2009	2008

Income
Interest income	$ 825	$ 1,223
Other income	-	413
	825	1,636

Share of Income (Loss) from Operating Partnerships(Note D)	188,900	185,988

Expenses
Professional fees	31,184	48,100
Fund management fee	41,867	82,823
Amortization	-	1,913
General and administrative expenses	8,410	7,214
	81,461	140,050

NET INCOME (LOSS)	$ 108,264	$ 47,574

Net income (loss) allocated to limited assignees	$ 107,181	$ 47,098

Net income (loss) allocated to general partner	$ 1,083	$ 476

Net income (loss) per BAC	$ .03	$ .01

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2009	2008

Income
Interest income	$ 781	$ 1,133
Other income	4,054	2,283
	4,835	3,416

Share of Income (Loss) from Operating Partnerships(Note D)	-	(13,335)

Expenses
Professional fees	34,514	49,170
Fund management fee	105,167	116,957
Amortization	-	2,650
General and administrative expenses	10,073	8,643
	149,754	177,420

NET INCOME (LOSS)	$ (144,919)	$ (187,339)

Net income (loss) allocated to limited assignees	$ (143,470)	$ (185,466)

Net income (loss) allocated to general partner	$ (1,449)	$ (1,873)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2009	2008

Income
Interest income	$ 716	$ 1,266
Other income	2,913	2,926
	3,629	4,192

Share of Income (Loss) from Operating Partnerships(Note D)	-	(6,469)

Expenses
Professional fees	26,979	41,029
Fund management fee	99,995	28,825
Amortization	-	2,828
General and administrative expenses	8,798	9,361
	135,772	82,043

NET INCOME (LOSS)	$ (132,143)	$ (84,320)

Net income (loss) allocated to limited assignees	$ (130,822)	$ (83,477)

Net income (loss) allocated to general partner	$ (1,321)	$ (843)

Net income (loss) per BAC	$ (.03)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2009	2008

Income
Interest income	$ 257	$ 318
Other income	1,215	933
	1,472	1,251

Share of Income (Loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	20,059	30,145
Fund management fee	83,882	93,376
Amortization	-	2,098
General and administrative expenses	6,880	6,173
	110,821	131,792

NET INCOME (LOSS)	$ (109,349)	$ (130,541)

Net income (loss) allocated to limited assignees	$ (108,256)	$ (129,236)

Net income (loss) allocated to general partner	$ (1,093)	$ (1,305)

Net income (loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2009	2008

Income
Interest income	$ 1,290	$ 5,405
Other income	23,344	65
	24,634	5,470

Share of Income (Loss) from Operating Partnerships(Note D)	-	3,224,020

Expenses
Professional fees	17,793	25,952
Fund management fee	30,094	(118,453)
Amortization	-	3,607
General and administrative expenses	7,258	6,447
	55,145	(82,447)

NET INCOME (LOSS)	$ (30,511)	$ 3,311,937

Net income (loss) allocated to limited assignees	$ (30,206)	$ 3,278,818

Net income (loss) allocated to general partner	$ (305)	$ 33,119

Net income (loss) per BAC	$ (.01)	$ .80

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2009	2008

Income
Interest income	$ 8,478	$ 14,267
Other income	69,034	29,706
	77,512	43,973

Share of income (loss) from Operating Partnerships(Note D)	986,251	3,298,206

Expenses
Professional fees	175,000	203,020
Fund management fee (Note C)	656,839	714,780
Amortization	-	26,192
General and administrative expenses	70,252	64,497
	902,091	1,008,489

NET INCOME (LOSS)	$ 161,672	$ 2,333,690

Net income (loss) allocated to limited assignees	$ 160,056	$ 2,310,353

Net income (loss) allocated to general partner	$ 1,616	$ 23,337

Net income (loss) per BAC	$ .01	$ .11

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2009	2008

Income
Interest income	$ 1,828	$ 2,595
Other income	481	4,013
	2,309	6,608

Share of income (loss) from Operating Partnerships(Note D)	188,900	180,260

Expenses
Professional fees	42,142	49,892
Fund management fee	89,552	159,088
Amortization	-	3,826
General and administrative expenses	14,380	13,881
	146,074	226,687

NET INCOME (LOSS)	$ 45,135	$ (39,819)

Net income (loss) allocated to limited assignees	$ 44,684	$ (39,421)

Net income (loss) allocated to general partner	$ 451	$ (398)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2009	2008

Income
Interest income	$ 1,763	$ 2,372
Other income	5,464	4,832
	7,227	7,204

Share of income (loss) from Operating Partnerships(Note D)	-	(36,074)

Expenses
Professional fees	46,037	50,952
Fund management fee	217,283	263,771
Amortization	-	5,300
General and administrative expenses	17,089	15,006
	280,409	335,029

NET INCOME (LOSS)	$ (273,182)	$ (363,899)

Net income (loss) allocated to limited assignees	$ (270,450)	$ (360,260)

Net income (loss) allocated to general partner	$ (2,732)	$ (3,639)

Net income (loss) per BAC	$ (.05)	$ (.07)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2009	2008

Income
Interest income	$ 1,733	$ 2,452
Other income	4,732	6,507
	6,465	8,959

Share of income (loss) from Operating Partnerships(Note D)	524,422	(14,194)

Expenses
Professional fees	35,492	43,552
Fund management fee	164,463	148,342
Amortization	-	5,656
General and administrative expenses	14,916	13,432
	214,871	210,982

NET INCOME (LOSS)	$ 316,016	$ (216,217)

Net income (loss) allocated to limited assignees	$ 312,856	$ (214,055)

Net income (loss) allocated to general partner	$ 3,160	$ (2,162)

Net income (loss) per BAC	$ .06	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2009	2008

Income
Interest Income	$ 511	$ 784
Other income	34,914	1,410
	35,425	2,194

Share of income (loss) from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	27,491	31,458
Fund management fee	144,149	188,063
Amortization	-	4,196
General and administrative expenses	11,567	10,956
	183,207	234,673

NET INCOME (LOSS)	$ (147,782)	$ (232,479)

Net income (loss) allocated to limited assignees	$ (146,304)	$ (230,154)

Net income (loss) allocated to general partner	$ (1,478)	$ (2,325)

Net income (loss) per BAC	$ (.04)	$ (.06)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2009	2008

Income
Interest income	$ 2,643	$ 6,064
Other income	23,443	12,944
	26,086	19,008

Share of income (loss) from Operating Partnerships(Note D)	272,929	3,168,214

Expenses
Professional fees	23,838	27,166
Fund management fee	41,392	(44,484)
Amortization	-	7,214
General and administrative expenses	12,300	11,222
	77,530	1,118

NET INCOME (LOSS)	$ 221,485	$ 3,186,104

Net income (loss) allocated to limited assignees	$ 219,270	$ 3,154,243

Net income (loss) allocated to general partner	$ 2,215	$ 31,861

Net income (loss) per BAC	$ .05	$ .77

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(20,474,640)	$ (2,095,985)	$(22,570,625)

Net income (loss)	160,056	1,616	161,672

Partners' capital (deficit), September 30, 2009	$(20,314,584)	$ (2,094,369)	$(22,408,953)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2009	$ (3,648,853)	$ (362,301)	$ (4,011,154)

Net income (loss)	44,684	451	45,135

Partners' capital (deficit), September 30, 2009	$ (3,604,169)	$ (361,850)	$ (3,966,019)

Series 16
Partners' capital (deficit) April 1, 2009	$ (6,848,604)	$ (540,500)	$ (7,389,104)

Net income (loss)	(270,450)	(2,732)	(273,182)

Partners' capital (deficit), September 30, 2009	$ (7,119,054)	$ (543,232)	$ (7,662,286)

The accompanying notes are an integral part of these statements.

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2009	$ (6,763,270)	$ (493,344)	$ (7,256,614)

Net income (loss)	312,856	3,160	316,016

Partners' capital (deficit), September 30, 2009	$ (6,450,414)	$ (490,184)	$ (6,940,598)

Series 18
Partners' capital (deficit) April 1, 2009	$ (4,212,755)	$ (355,914)	$ (4,568,669)

Net income (loss)	(146,304)	(1,478)	(147,782)

Partners' capital (deficit), September 30, 2009	$ (4,359,059)	$ (357,392)	$ (4,716,451)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2009	$ 998,842	$ (343,926)	$ 654,916

Net income (loss)	219,270	2,215	221,485

Partners' capital (deficit), September 30, 2009	$ 1,218,112	$ (341,711)	$ 876,401

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 161,672	$ 2,333,690
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,856
Amortization	-	26,192
Share of (Income)Loss from Operating Partnerships	(986,251)	(3,298,206)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,376	28,095
Decrease (Increase) in other assets	(113,978)	(22,660)
(Decrease) Increase in accounts payable affiliates	(71,370)	(1,521,766)

Net cash (used in) provided by operating activities	(997,551)	(2,450,799)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	850,791	3,626,370

Net cash (used in) provided by investing activities	850,791	3,626,370

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(146,760)	1,175,571

Cash and cash equivalents, beginning	2,112,652	775,079

Cash and cash equivalents, ending	$ 1,965,892	$ 1,950,650

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 30,000	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 45,135	$ (39,819)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	3,826
Share of (Income)Loss from Operating Partnerships	(188,900)	(180,260)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	19,619
Decrease (Increase) in other assets	(23,949)	7,340
(Decrease) Increase in accounts payable affiliates	(8,840)	102,843

Net cash (used in) provided by operating activities	(176,554)	(86,451)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	53,440	220,070

Net cash (used in) provided by investing activities	53,440	220,070

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,114)	133,619

Cash and cash equivalents, beginning	422,913	200,415

Cash and cash equivalents, ending	$ 299,799	$ 334,034

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (273,182)	$ (363,899)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,856
Amortization	-	5,300
Share of (Income)Loss from Operating Partnerships	-	36,074
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	9,619
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	108,222	295,634

Net cash (used in) provided by operating activities	(174,960)	(13,416)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	80,300

Net cash (used in) provided by investing activities	-	80,300

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174,960)	66,884

Cash and cash equivalents, beginning	462,408	197,645

Cash and cash equivalents, ending	$ 287,448	$ 264,529

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 316,016	$ (216,217)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	5,656
Share of (Income)Loss from Operating Partnerships	(524,422)	14,194
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	28,688	(381)
Decrease (Increase) in other assets	(39,400)	(30,000)
(Decrease) Increase in accounts payable affiliates	(325,939)	207,290

Net cash (used in) provided by operating activities	(545,057)	(19,458)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	524,422	36,000

Net cash (used in) provided by investing activities	524,422	36,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,635)	16,542

Cash and cash equivalents, beginning	198,047	190,524

Cash and cash equivalents, ending	$ 177,412	$ 207,066

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 30,000	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (147,782)	$ (232,479)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	4,196
Share of (Income)Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	(381)
Decrease (Increase) in other assets	(25,000)	-
(Decrease) Increase in accounts payable affiliates	178,605	195,083

Net cash (used in) provided by operating activities	(4,177)	(33,581)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,177)	(33,581)

Cash and cash equivalents, beginning	247,862	76,676

Cash and cash equivalents, ending	$ 243,685	$ 43,095

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 221,485	$ 3,186,104
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	7,214
Share of (Income)Loss from Operating Partnerships	(272,929)	(3,168,214)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,688	(381)
Decrease (Increase) in other assets	(25,629)	-
(Decrease) Increase in accounts payable affiliates	(23,418)	(2,322,616)

Net cash (used in) provided by operating activities	(96,803)	(2,297,893)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships:	272,929	3,290,000

Net cash (used in) provided by investing activities	272,929	3,290,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	176,126	992,107

Cash and cash equivalents, beginning	781,422	109,819

Cash and cash equivalents, ending	$ 957,548	$ 1,101,926

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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
September 30, 2009

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2009 and for the six months ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30,2009

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. On March 31, 2009 an impairment loss of $704,293 was recorded which resulted in deferred acquisition costs being written off to $0. The breakdown of accumulated unallocated acquisition amortization within the Fund as of September 30, 2009 and 2008 is as follows:

	2009	2008

Series 15	$ -	$ 182,038
Series 16	-	315,029
Series 17	-	275,033
Series 18	-	197,466
Series 19	-	193,291
	$ -	$1,162,857

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2009 and 2008 are as follows:

	2009	2008
Series 15	$ 70,042	$ 96,140
Series 16	129,111	156,805
Series 17	106,926	127,975
Series 18	86,943	95,487
Series 19	58,995	74,547
	$452,017	$550,954

The fund management fees paid for the quarters ended September 30, 2009 and 2008 are as follows:

	2009	2008
Series 15	$ 150,000	$ 50,000
Series 16	150,000	20,000
Series 17	550,000	50,000
Series 19	150,000	2,500,000
	$ 1,000,000	$2,620,000

The fund management fees paid for the six months ended September 30, 2009 and 2008 are as follows:

	2009	2008
Series 15	$ 150,000	$ 100,000
Series 16	150,000	20,000
Series 17	550,000	50,000
Series 19	150,000	2,500,000
	$ 1,000,000	$2,670,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2009 and 2008, the Fund had limited partnership interests in 179 and 209 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2009 and 2008 is as follows:

	2009	2008
Series 15	41	47
Series 16	48	59
Series 17	41	45
Series 18	29	34
Series 19	20	24
	179	209

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2009 and 2008 are as follows:

	2009	2008

Series 15	$ -	$ -
Series 16	51,792	71,862
Series 17	37,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$108,241	$158,311

During the six months ended September 30, 2009 the Fund disposed of six Operating Partnerships of which one Operating Partnership was included in both Series 17 and 19. In addition the Fund received additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the dispositions by Series for September 30, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	2	-	$53,440	$188,900
Series 16	-	-	-	-
Series 17	3	-	524,422	524,422
Series 18	-	-	-	-
Series 19	2	-	272,929	272,929

Total	7	-	$850,791	$986,251

* Fund proceeds from disposition does not include the following amounts recorded as receivable at September 30, 2009, $135,460 for Series 15.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30,2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the six months ended September 30, 2008 the Fund disposed of seventeen Operating Partnerships. A summary of the dispositions by Series for September 30, 2008 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain/(Loss) on Disposition

Series 15	11	-	$220,070	$220,070
Series 16	2	-	80,300	1,159
Series 17	2	-	36,000	36,000
Series 18	-	-	-	-
Series 19	2	-	3,290,000	3,290,000

Total	17	-	$3,626,370	$3,547,229

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2009.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2009	2008

Revenues
Rental	$ 20,229,797	$ 26,732,116
Interest and other	780,728	1,186,145

	21,010,525	27,918,261

Expenses
Interest	4,268,307	5,955,381
Depreciation and amortization	5,784,362	7,582,468
Operating expenses	14,266,633	18,161,763
	24,319,302	31,699,612

NET LOSS	$(3,308,777)	$(3,781,351)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(3,275,689)	$(3,743,536)

Net loss allocated to other Partners	$ (33,088)	$ (37,815)

* Amounts include $3,275,689 and $3,494,513 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2009	2008

Revenues
Rental	$ 1,864,103	$ 4,657,529
Interest and other	33,660	168,764

	1,897,763	4,826,293

Expenses
Interest	342,538	974,389
Depreciation and amortization	487,882	1,301,822
Operating expenses	1,272,651	3,198,933
	2,103,071	5,475,144

NET LOSS	$ (205,308)	$ (648,851)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (203,255)	$ (642,362)

Net loss allocated to other Partners	$ (2,053)	$ (6,489)

* Amounts include $203,255 and $602,552 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2009	2008

Revenues
Rental	$ 5,804,009	$ 6,945,744
Interest and other	202,080	412,866

	6,006,089	7,358,610

Expenses
Interest	1,205,767	1,577,708
Depreciation and amortization	1,646,157	2,079,529
Operating expenses	4,165,998	5,072,206
	7,017,922	8,729,443

NET LOSS	$(1,011,833)	$(1,370,833)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,001,715)	$(1,357,125)

Net loss allocated to other Partners	$ (10,118)	$ (13,708)

* Amounts include $1,001,715 and $1,319,892 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2009	2008

Revenues
Rental	$ 5,952,619	$ 7,529,796
Interest and other	195,003	244,709

	6,147,622	7,774,505

Expenses
Interest	1,280,321	1,583,901
Depreciation and amortization	1,549,429	1,894,186
Operating expenses	4,162,169	4,803,984
	6,991,919	8,282,071

NET LOSS	$ (844,297)	$ (507,566)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (835,853)	$ (502,489)

Net loss allocated to other Partners	$ (8,444)	$ (5,077)

* Amounts include $835,853 and $452,295 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2009	2008

Revenues
Rental	$ 3,572,233	$ 3,923,848
Interest and other	214,456	200,012

	3,786,689	4,123,860

Expenses
Interest	736,923	826,964
Depreciation and amortization	1,204,166	1,206,346
Operating expenses	2,800,707	2,881,433
	4,741,796	4,914,743

NET LOSS	$ (955,107)	$ (790,883)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (945,556)	$ (782,974)

Net loss allocated to other Partners	$ (9,551)	$ (7,909)

* Amounts include $945,556 and $782,974 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2009	2008

Revenues
Rental	$ 3,036,833	$ 3,675,199
Interest and other	135,529	159,794

	3,172,362	3,834,993

Expenses
Interest	702,758	992,419
Depreciation and amortization	896,728	1,100,585
Operating expenses	1,865,108	2,205,207
	3,464,594	4,298,211

NET LOSS	$ (292,232)	$ (463,218)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (289,310)	$ (458,586)

Net loss allocated to other Partners	$ (2,922)	$ (4,632)

* Amounts include $289,310 and $336,800 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2009
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

NOTE F - SUBSEQUENT EVENT

The Fund has evaluated subsequent events through the date that the financial statements were issued, which was November 16, 2009, the date of the Funds's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

The Fund has entered into agreements to either sell or transfer interests in five Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these five Operating Partnerships are $827,138. The estimated gain on sales of the Operating Partnerships is $770,578 and the sales are expected to be recognized in the third quarter of fiscal year end 2010.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2009 were $452,017 and total fund management fees accrued as of September 30, 2009 were $23,682,825. During the six months ended September 30, 2009 $1,000,000 of accrued fund management fees was paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2009, an affiliate of the general partner of the Fund advanced a total of $789,695 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2009 Series 18 was advanced $4,719. Below is a summary, by series, of the total advances made to date.
	Six Months Ended	Total
Series 16	$ -	$ 2,611
Series 17	-	635,362
Series 18	4,719	149,515
Series 19	-	2,207
	$ 4,719	$789,695

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in twenty-seven of the Operating Partnerships.

During the quarter ended September 30, 2009, none of Series 15 net offering proceeds was used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2009.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in sixteen of the Operating Partnerships.

During the quarter ended September 30, 2009, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 2 Operating Partnerships in the amount of $51,792 as of September 30, 2009. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in eight of the Operating Partnerships.

During the quarter ended September 30, 2009, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 4 Operating Partnerships in the amount of $37,895 as of September 30, 2009. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in five of the Operating Partnerships.

During the quarter ended September 30, 2009, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2009. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in six of the Operating Partnerships.

During the quarter ended September 30, 2009, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2009.

Results of Operations

As of September 30, 2009 and 2008, the Fund held limited partnership interests in 179 and 209 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2009 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 15	41,867	28,175	89,552	51,608
Series 16	105,167	23,944	217,283	40,939
Series 17	99,995	6,931	164,463	59,598
Series 18	83,882	3,061	144,149	29,737
Series 19	30,094	28,901	41,392	85,190
	$ 361,005	$91,012	$ 656,839	$267,072

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 41 properties September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2009 and 2008, Series 15 reflects net loss from Operating Partnerships of $(205,308) and $(648,851), respectively, which includes depreciation and amortization of $487,882 and $1,301,822, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. Occupancy in 2008 averaged 70%. The property receives rental assistance for 23 units, and is generally able to keep those occupied. There are several other low income tax credit developments in the area offering rental assistance. It remains difficult to rent units without rental assistance. The property is offering two months of free rent as a leasing incentive and the management company continues to advertise heavily in surrounding areas. Despite the low occupancy, the property operated above breakeven in 2008. Occupancy averaged 56% through the third quarter of 2009 and operations fell back below breakeven. The investment general partner will conduct a site visit in the fourth quarter of 2009 to ensure the property is being properly maintained. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payable are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. In 2008, to help improve the reputation of the property, the site manager implemented an improved resident screening program as well as a strict rent collection policy. Eviction proceedings were initiated if rent is not collected by the fifth of the month. Management has also started to strictly enforce the property's rules and regulations. Evictions are now initiated if rules are broken. As a result, there was a decline in criminal activity throughout 2008. However, average occupancy in 2008 was 71% with below breakeven operations for the year. Through the third quarter of 2009, occupancy remained low averaging 65%, and the property continued to operate below breakeven. As of September 30, 2009, the property was 65% occupied. The continued low occupancy is partially due to economic conditions in the area. Management is continuing to evict between two and three residents each month. As economic conditions worsen, management is anticipating more evictions over the next few months. However, management is taking immediate actions to improve and stabilize occupancy. Marketing consists of advertisements in local newspapers and distributing flyers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is currently planning onsite events to enhance the sense of community at the property. The investment general partner has emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount.

In October 2009, the investment general partner transferred its interest in Osage Housing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $530,583 and cash proceeds to the investment limited partner of $480,000. Of the total proceeds received, $7,600 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $472,400 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. Occupancy began dropping in 2006 due to poor management. A new management company was hired and started to focus on outreach to local businesses. As a result 2007 average occupancy improved to 87%. The operating general partner passed away in the second quarter of 2007, and his widow assumed the responsibilities. Communication has been extremely difficult as calls, letters, and e-mails go unanswered. The 2008 occupancy improved through the third quarter averaging 91%; however, December occupancy decreased to 79%. Further improvements are still needed as the property is operating below breakeven. During the first quarter of 2009, the operating general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable potential operating general partner that is interested in acquiring the operating general partner and investment general partner interests. We anticipate an offer by first quarter 2010. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. This has improved the overall management of the property. The investment limited partner met with the operating general partner in September 2009 in an effort to push forward the potential sale. The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The total potential recapture and interest is estimated to be $20,824 to the Operating Partnership, equivalent to $4 per 1,000 BACs. The low income housing tax credit compliance period expires at year-end 2009.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. Occupancy has averaged 77% and 81% for 2007 and 2008, respectively. To improve occupancy the site manager is continuing to work with local community groups and Section 8 to attract potential residents. Overall, in 2008, the property's operations have improved compared to 2007. In 2008, due to rental increases that were implemented early in the year, total revenue increased by about 12%, allowing the property to operate with a smaller deficit as compared to 2007 results. Through the third quarter 2009, average physical occupancy was 81%. In 2009, this property will continue to face several challenges. The tax and insurance escrow was not adequately funded in 2007, and 2007 real estate taxes are delinquent. In an effort to address the delinquencies, management created a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan is to pay down delinquent real estate taxes. The secondary goal is to properly fund the tax and insurance escrow account. According to the workout plan, the replacement reserve funding requirement was waived in 2008 which allowed those scheduled deposits to be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account is expected to be adequately funded over a period of 18 months, at which time the focus will convert to the funding of the replacement reserves. As part of the workout plan two $40 rental increases were approved, one in May 2008, and another one in May 2009, which will directly go towards the funding of the escrow account. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2008, the investment general partner of Buena Vista Apartments, Phase II approved an agreement to sell the property and the transaction closed in September 2009. The sales price for the property was $1,561,139, which includes the outstanding mortgage balance of approximately $1,391,140 and cash proceeds to the investment limited partners of $130,709. Of the total proceeds received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $103,709 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on October 6, 2009; so a receivable in the amount of $103,709 has been recorded for Series 15 as of September 30, 2009. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $103,709 as of September 30, 2009.

In October 2008, the investment general partner of Timmons Village LP approved an agreement to sell the property and the transaction closed in September 2009. The sales price for the property was $666,742, which includes the outstanding mortgage balance of approximately $596,742 and cash proceeds to the investment limited partners of $57,601. Of the total proceeds received, $10,850 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $31,751 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on October 6, 2009; so a receivable in the amount of $31,751 has been recorded for Series 15 as of September 30, 2009. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $31,751 as of September 30, 2009.

In October 2008, the investment general partner of Sioux Falls Housing Associates One LP approved an agreement to sell the property and the transaction closed on January 29, 2009. The sales price for the property was $2,209,220, which includes the outstanding mortgage balance of approximately $985,279 and cash proceeds to the investment limited partners of $924,748. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $909,748 was returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $58,241. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $851,507 as of March 31, 2009. As of August 2009, additional sale proceeds of $53,440 were received and recorded as a gain on sale. These proceeds were returned to the cash reserves held by Series 15.

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

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. Operations have improved to above breakeven status in 2009 due to a decline in maintenance expenses. Occupancy in 2008 averaged 91% and in 2009 has averaged 90%. The low income housing tax credit compliance period expired in 2007. At the time of construction, the general contractor installed the waterproofing system for the buildings improperly. As such, water has been able to penetrate the exterior which has resulted in deterioration in the structural components. The operating general partner recently became aware of severe structural deficiencies at the property. An engineering report was conducted and estimated costs of repair are $1,300,000. The operating general partner has indicated an intention to refinance the debt and take out enough capital to make the necessary repairs as well as purchase the investment limited partner interest in the Operating Partnership. As there is a lockout period on the debt, the operating general partner is in negotiations with the master servicer to allow for early prepayment. It should be noted that so far, two units are down, but there have been no reports of mold growth. The investment general partner is awaiting a response from the lender and will coordinate with the operating general partner to explore all disposition options.

Series 16

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 48 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2009 and 2008, Series 16 reflects net loss from Operating Partnerships of $(1,011,833) and $(1,370,833), respectively, which includes depreciation and amortization of $1,646,157 and $2,079,529, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property operated with an average occupancy of 93% in 2008. Based on the most recent information received, occupancy through September 2009 has been consistent with the prior year average. Even though occupancy remains above 90%, low rental rates in the area continue to prevent the property from achieving breakeven operations through the third quarter of 2009. Operating expenses continue to stay below the state average. The management agent continues to market the available units by working closely with the local housing authority and continues various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. Although the average annual occupancy for 2007 was only 65%, it steadily increased throughout 2008, ending at 72% in December. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased demand. However, several businesses are rumored to be moving from Atlanta to McDonough, which should increase the need for housing in the area. A new property manager was hired in August 2008. She is very familiar with the McDonough area and continues to network with many of the local businesses and associations. During the first quarter of 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new flyers, balloons and flags to enhance the property's visibility within the community. Management forecasts a continued slow but steady increase in occupancy throughout 2009, as demonstrated by an actual increase to 78% by August 2009. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expires with respect to Sable Chase of McDonough LP. A transfer of the operating general partner interest is currently pending investment limited partnership approval.

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

Cape Ann YMCA Community Center (Cape Ann YMCA Community Center) is a 23-unit single room occupancy property located in Gloucester, MA. The property's occupancy has historically remained above 90%. However, during the first quarter of 2008, upon move-out inspections, it was discovered that there were bed bugs at the property. The management company took immediate action and had the units professionally treated. In addition, all carpeting was replaced with hard surface material and wooden furniture was replaced with metal to prohibit the issue from recurring. The total cost of the work was approximately $13,000 and will be reimbursed from the replacement reserve account. The occupancy dropped to 78% during the first quarter of 2008 while units remained vacant for treatment. The work was completed during the second quarter and occupancy increased to 91% by the fourth quarter of 2008. The occupancy dropped slightly in the first quarter of 2009 to 88% but has shown improvement increasing to 93% in August. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Cape Ann YMCA Community Center Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri. The property has, historically, operated above breakeven with occupancy above 90%. However, occupancy began to decline rapidly in the first quarter of 2008 ending at 62% in March. The site manager subsequently received very low marks for leasing and collections, resulting in her employment termination. Significant improvements began in April 2008, upon her replacement. A resident survey was completed. The results of the resident survey showed, curb appeal improved, open-house activities held on a regular basis as well as increased advertising throughout the area. Additionally, the property began hosting community events. As a result of the resident survey, management created a fitness center in an unused portion of the community room, adjacent to the laundry facilities. Unit washers and dryers were also offered as move-in specials and will become permanent fixtures in the units. Occupancy began to improve in the second quarter and continued to increase through the fourth quarter of 2008, ending the year at 86%. Throughout the first half of 2009, occupancy has further improved, reaching a second quarter average of 93%. However, occupancy declined slightly to an average of 88% in the third quarter. This decline was due primarily to home purchases and non-payment evictions. Management is confident occupancy will return to above 90% in the fourth quarter. The operating general partner's guarantee expired in 2004; however, the operating general partner continues to fund operating deficits as needed. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires at year-end 2009.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Palatine LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,338,476 and cash proceeds to the investment limited partner of $40,234. Of the total proceeds received, $1,271 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,161 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,802 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,802 as of March 31, 2009

Series 17

As of September 30, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 41 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2009 and 2008, Series 17 reflects net loss from Operating Partnerships of $(844,297) and $(507,566), respectively, which includes depreciation and amortization of $1,549,429 and $1,894,186, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. There are two other affordable housing complexes in the area. The property does not receive rental assistance, so the management company keeps rental rates low and offers various concessions. Average occupancy in 2008 was 86%. Administrative and utilities expenses dropped significantly in 2008, but the property continued to operate below breakeven. The operating general partner continues to fund all deficits. Occupancy has increased significantly, and averaged 98% in the third quarter of 2009 as the property offered a wide choice of concessions, including a free flat screen TV, free cable for a year, free wireless internet, and reimbursed moving expenses. Now that occupancy has stabilized, concessions have been reduced to one month rent free, and free wireless internet. The mortgage, real estate taxes and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Midland Housing LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Skowhegan Housing, LP (West Front Residence) is a 30-unit property located in Skowhegan, ME. Through the third quarter of 2009, the property continued to operate below breakeven. The investment general partner has talked to the operating general partner about the potential of refinancing the debt, but they have stated that refinancing is not a worthwhile option due to the high prepayment penalty on the loan. Occupancy remains strong and ended the third quarter of 2009 at 97%. The payables are still high at the property. The investment general partner will continue to work with the operating general partner to ensure the payables are paid down. All taxes, insurance and mortgages are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. Through the third quarter of 2009 the property continues to operate below breakeven due to low occupancy. As of September 30, 2009 the property was 85% occupied. The turnaround time on vacated units and the lack of funds to make vacant units rent ready have contributed greatly to the low occupancy. The investment general partner continues to work with the operating general partner to have money advanced to the property to update the four remaining units that need significant work and to pay down the accounts payable. The remaining vacant units were to be made ready in the first quarter of 2009, but with the delayed cash infusion by the operating general partner, the work in the vacant units has not been completed as of the third quarter 2009. The investment general partner will continue to follow-up with the operating general partner to ensure that work is completed. In the first quarter of 2009, the Operating Partnership assumed new management. The new management has experience in the area and has stated that once the vacant units become rent ready, they will be able to stabilize occupancy above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period will expire.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. The property continues to operate below breakeven through the third quarter of 2009 due to low occupancy caused by poor market conditions and an increase in administrative expenses. Lehigh Acres is a rural town that experienced a large housing and construction boom until the housing bubble burst in 2007. Most of the jobs in the area were tied to real estate and construction. Homes are now selling for 80% of their peak prices and the area is experiencing massive layoffs. Residents are leaving the community because they are not able to afford the rent or are relocating to find work elsewhere. The property is competing with individuals that are renting their homes at discounted rents to avoid losing their homes to foreclosure. Also, those that can still afford the rents are choosing to live in newer apartment communities with more amenities than Park Place. To compete with newer competition in the area, management was granted approval from Rural Development to reduce rents by $70/month. The rent reduction commenced in April and the property has seen an increase in occupancy. As of September 30, 2009, the property was 88% occupied. The increase in administrative expenses can be attributed to an increase in advertising and marketing of the property. Once occupancy stabilizes and the need for increased marketing decreases, the administrative expenses are expected to decrease. The investment general partner commissioned a secret shopper to visit the property in August 2009. The secret shopper report revealed poor leasing practices on behalf of the property manager. The investment general partner addressed the poor report with management. Management acknowledged the issues addressed and have begun implementing new strategies for leasing. These strategies include having all individuals that come into the office fill out a contact information card before getting a tour of the community. Management has begun keeping track of all incoming calls and requesting the caller set up an appointment to visit the property. Additionally, the property manager has been instructed to state all the amenities and positive aspects of the property when giving a tour of the community. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Park Place II, Ltd. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses and deferred maintenance issues. Occupancy averaged 63% in 2008, and has increased to 78% in September 2009. In November 2008, the operating general partner met with Rural Development to discuss the lack of rental assistance. Currently only 28 units have rental assistance. Rents on the remaining units are currently $650 for a two bedroom, and $680 for a three bedroom. Despite good rental traffic at the property, most applicants do not find these rents to be affordable. The operating general partner recently completed a sale of another Rural Development financed property they owned which had rental subsidies. They have petitioned the district Rural Development office to transfer this rental assistance to Palmetto in order to alleviate the vacancy problem. It is expected they should have a decision sometime in October 2009. The operating general partner will continue to work with Rural Development in order to come up with a viable solution to the issues. Due to the dire occupancy problems, deferred maintenance issues, and the overall lack of funds, the property is operating well below breakeven. Taxes are in arrears. The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expires on December 31, 2009.

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

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions occupancy steadily decreased from its historical average of near 100% to a 2007 average of 90%. The property operated below breakeven for 2007. As economic conditions have deteriorated in Florida, the property has continued to struggle with economic vacancy and as a result the average occupancy for 2008 was 90%. Prior to 2007, the Naples area had experienced significant growth in the construction industry, but in 2007 construction halted due to oversupply and declining property values. In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers. As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and rental rates declined significantly. In addition, the tourism market has slowed resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the area as rents became unaffordable to many. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease. In addition, marketing efforts have been adjusted to reach new potential tenant sources. While the property has been able to maintain occupancy at 90%, due to the ongoing vacancy issue, the property has not been able to breakeven. Through the third quarter 2009, average occupancy is 94%. While vacancy has declined, concessions and bad debt are both trending well above 2008 levels. Expenses are higher than historical due to increased turnover costs as well as high water and sewer rates. Management is looking at reducing concessions once occupancy stabilizes. In addition, they are working with tenants to make payment arrangements to reduce bad debt and evictions. The investment general partner will work with the operating general partner to improve leasing efforts and reduce vacancy as well as ensuring all deficits are funded. Management is also looking into a non-profit insurance company in an effort to save money when the policy is up for renewal. The low income housing tax credit compliance period expires as of December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

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

Clinton Estates Limited Partnership (Clinton Estates) is a 24-unit elderly property located in Clinton, Missouri. In 2008, occupancy averaged 90% and the property operated below breakeven as a result of high maintenance expenses. Maintenance expenses increased from 2007 to 2008 by $21,921 due to the fact that management was required to spend excess cash in the general operating account per Rural Development regulations. Any cash amounts over 20% of the operating and maintenance expenses must be spent on the property or transferred to the reserve account. The property operated above breakeven through the third quarter of 2009 as a result of improved occupancy. As of September 30, 2009, occupancy at the property was 92%. During the third quarter of 2009, management carried out extensive advertising. In the fourth quarter of 2009, the investment general partner will continue to monitor management's leasing efforts to ensure that occupancy remains strong. The low income housing tax credit compliance period expires as of December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

Gallaway Associates is a 36-unit elderly property located in Gallaway, TN. The property averaged 80% occupancy through the first half of 2009. Management indicated that the low occupancy is due to a combination of the age and physical condition of the property, as well as the $550 utility deposit. Management has alleviated the burden of the utility deposit by creating individual workout plans with each prospective tenant. Each workout plan is dependent on the tenant's ability to make additional monthly payments. The property has addressed the deteriorating physical conditions by infusing $18,000 from replacement reserves into unit restoration. Unit restoration consists of replacement of outdated appliances, carpets, and doors. All restoration took place throughout the first half of 2009. Since management addressed these two prevailing property issues, occupancy has increased to 94% in September 2009. The property was still operating slightly below breakeven through the third quarter 2009. The mortgage payments, taxes, insurance, and accounts payable are all current.

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

Series 18

As of September 30, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 29 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2009 and 2008, Series 18 reflects net loss from Operating Partnerships of $(955,107) and $(790,883), respectively, which includes depreciation and amortization of $1,204,166 and $1,206,346, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2007 due to declining occupancy and high operating expenses. Although occupancy reached 100% in February 2007, it steadily declined to 63% by December 2007. The decline in occupancy is directly attributed to a substantial rent increase implemented in 2007, as well as the opening of a new senior complex in town. The increased rental rates at Natchitoches are reasonable; however, the resident base is comprised of elderly residents that cannot afford even the slightest increase. Because of the significant concessions offered at the new complex, several residents transferred. During 2007 and throughout 2008, the increased vacancy resulted in higher operating expenses as costs associated with turnovers were incurred. Additionally, since the property was completed in 1994, deferred maintenance items exist at the site. The property operated below breakeven in 2008 due to low occupancy. During 2008, occupancy averaged 77% for the year. Occupancy has averaged 83% through the third quarter of 2009; however, with operations below breakeven status. In March 2008, the on-site manager was replaced and the new manager immediately began scouring the area in an effort to attract potential residents. She visited local businesses and other nearby apartment complexes, and left information at the local grocery markets. The on-site manager will continue aggressive marketing efforts until occupancy stabilizes above 90%. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2008, average physical occupancy was 93% and the property operated below breakeven. The operating deficit was due to high maintenance expenses associated with making apartments rent ready and low rental rates. Through the third quarter 2009, average physical occupancy increased from 90% to 95%; however, the property continues to operate below breakeven. This was primarily due to high maintenance expenses. Instead of using replacement reserve funds for HVAC and appliances replacements, management expensed those items through operations. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. Average occupancy through September 2009 has been consistent with the prior year average of 90%. The operating expenses continue to stay below the state averages. The low rental rates in the area continue to prevent above breakeven operations. The management agent continues to market the available units by working closely with the housing authority and continuing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Arch Development, LP (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, providing low-income housing to homeless, HIV positive and very low income tenants. In 2008, occupancy averaged 87%. Despite low occupancy, the property operated above breakeven in 2008. Occupancy averaged 85% through the third quarter 2009, and the property continued to operate above breakeven. This Operating Partnership has historically had issues involving late payments of taxes, water and sewer bills. According to the City of Boston, they have received partial payments for fourth quarter 2009 real estate taxes and there is approximately $500 outstanding. First quarter 2010 real estate taxes were due on August 3, 2009 and have not been paid. According to the Boston Water and Sewer Department, water and sewer payments are current on four of the five accounts. The last payment on each account was made in September 2009, with the next payment due on October 4, 2009. The investment general partner continues to monitor this Operating Partnership closely to ensure that taxes, water and sewer bills are paid. To improve occupancy, management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes. The Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. The investment general partner will continue to monitor this Operating Partnership to ensure that occupancy continues to improve. The operating general partner has an unlimited guarantee in time and amount. The first mortgage expired in April 2009. The lender denied the operating general partner's initial request for an extension of the mortgage payment. The operating general partner is now working with the lender to develop a payment plan. The investment general partner will continue to work with the operating general partner to develop a work-out plan to avoid foreclosure. The low income housing tax credit compliance period expires as of December 31, 2009.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property operated below breakeven through the second quarter of 2009 due to vacancy loss and high maintenance expenses associated with turning the vacant units and correcting deferred maintenance issues. Occupancy had improved and the resident base has been strengthened. Management attributed the increase in occupancy to a change in management. The regional manager replaced the property manager and assistant, as well as the two maintenance men, in the second half of 2008. Improved occupancy and decreased turnover expenses allowed the property to operate above breakeven in the third quarter 2009. However, by the end of the third quarter 2009, occupancy had slipped to 87%. Management had been signing seven-month leases to improve occupancy; occupancy dropped in September due to non-renewal of some of the seven-month leases. The investment general partner has suggested that management implement resident retention programs to discourage move-outs. Management is running ads in the local paper every weekend and offering move-in specials. Management is confident that occupancy will improve in the fourth quarter 2009. The low income housing tax credit compliance period expires as of December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2008, occupancy averaged 91% and the property operated below breakeven. The operating general partner received a Section 8 contract for three units for the homeless, which helped improve occupancy in 2008. The site manager is working to improve rent collections, but reports that evictions for non-payment continue to be a problem. Despite a 92% average occupancy during the third quarter of 2009, the property continues to operate below breakeven. The operating general partner continues to fund operating deficits as needed. The real estate taxes, mortgage, and insurance payments are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin's L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Preston Wood Associates, LP (Preston Wood Apartments) is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 75% for 2007 and operations were below breakeven for the year. At the end of 2007, the operating general partner dismissed the management company and the on-site manager was replaced. While there was a slight increase in occupancy for the first few months, the site manager was having health problems and was unable to commit the necessary time into turning the property around. In 2008, operations deteriorated as average occupancy was 46% for the year. In January 2009, the operating general partner brought in a new management company with prior success in the market. Since assuming management duties, deferred maintenance and frontage improvements have been addressed in efforts to make the property more attractive. In addition, new tenant programs and activities have been introduced. Marketing and outreach have increased as well. Despite the changes, there has been no improvement in occupancy. Through the third quarter of 2009 occupancy averaged 47% ending at 54% in September 2009. In August 2009 management offered a $99 move in special which resulted in six new move-ins. Despite a mini-rehab performed at the property in 2006, the property is unable to effectively compete with newer properties in the area as it looks older and offers fewer amenities than competitors. In addition, there have been a number of layoffs in Bentonville resulting in evictions and tenants moving out of the area. Further adding to marketing problems is a road-widening project the City is performing in front of the property. The property sign has been taken down and construction makes drive-by traffic very difficult as the property entrance is typically blocked by construction equipment. The City does not allow temporary banners, balloons or other signs in front of the property. Road work on the side of the road closest to the community will be completed in spring 2010 and work on the opposite side of the road is not anticipated to be completed until 2011. The low income housing tax credit compliance period expires in December 2009. The permanent debt matured in August 2009 and has been extended 120 days to December 2009. The operating general partner has stated his intention is to obtain a forbearance agreement on the debt. All deficits are being funded by the operating general partner. The investment general partner will continue to monitor occupancy and operations. The mortgage, accounts payable, property taxes, and insurance are all current.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Due to lack of cash flow in prior years, replacement reserves were not funded to the required levels. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Forty percent of the apartments at the property are one bedroom units. These continue to be the most difficult to fill. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis for the property in a free weekly advertiser that is distributed throughout town. The applicant screening process has become more stringent in order to maintain a strong tenant base; so when vacancies occur they are more difficult to fill. The third quarter of 2009 had an average occupancy of 73%, slightly up from the second quarter average of 70%. Effective June 1, 2008, a 15% rental rate increase was approved by Rural Development. The purpose was to allow for larger replacement reserve deposits to be used to fund Rural Development approved capital needs. The capital needs assessment included the replacement of two roofs, concrete work and cabinetry repairs. Both roofs were replaced by fall of 2008, and kitchen and bathroom cabinets were refaced. The parking lot concrete has also been repaired. The replacement reserves account, however, is under-funded due to the constant withdrawals of funds to finance capital expenditures. The plan is to continue contributions as funds become available and occupancy increases. The investment general partner will continue to work closely with the operating general partner to monitor occupancy, funding of the replacement reserve account, and ensure operational stabilization. A Servicing Workout Plan has been approved by Rural Development to bring the replacement reserve account and accounts payable current, and to increase occupancy to 100% with qualified tenants. This is anticipated to be accomplished through rental incentives and discounts, aggressive marketing techniques, open houses, and quarterly meetings. A new site manager was hired in August 2009 to assist with the property's overall improvement. A site visit by the imvestment limited partnership is scheduled in October 2009.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue for this property, largely attributed to poor site management. Occupancy averaged 84% for the third quarter 2009. The site manager is presently processing more applications with the goal of achieving full occupancy in the fourth quarter. In addition to advertising in a local newspaper, distributing flyers, and contacting local employers, management continues to work with the local housing agencies. The property continues to operate below breakeven. Maintenance expenses remain high due to additional painting and decorating, supplies, pest control, and repairs. Accounts payable are anticipated to be paid down as occupancy improves and rental income increases. The property is operating under an approved Servicing Work-out Plan which aims at funding the replacement reserves, making payables current, resolving capital improvement issues, and achieving 100% occupancy. Management plans to increase deposits into the replacement reserve and tax and insurance escrow accounts as funds become available. Payables are anticipated to be brought current within a year provided that the property achieves and maintains full occupancy, and expenses remain within budget. By spring 2010, funds are expected to be sufficient to cover capital improvements. The investment general partner continues to work closely with the operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven. A site visit is scheduled in November 2009.

Newton I LP (Newton Plaza Apartments) is a 24 unit family property in Newton, Iowa. The property operated below breakeven in 2008 due to high operating expenses, particularly utilities and maintenance. Occupancy averaged 92% for the year but fluctuated throughout the year, predominantly decreasing in the second quarter of 2008. This resulted in higher maintenance as units were repainted and made rent-ready. Similarly, in 2009, occupancy has been consistently decreasing since April, and averaged 89% through August. This occurred mainly due to evictions for non-payment of rent. Consequently, this further decrease in occupancy is causing the property to continue to operate below breakeven as maintenance expenses continue to increase. Included in these expenses are new carpeting and cleaning, appliances, new door and sink installation, and supplies for these new installations. Management is attempting to regain occupancy through advertising weekly through newspaper ads and flyers. Applications are currently being received and processed, yet the challenge is locating qualified tenants as many have been rejected for not meeting the necessary requirements. All taxes, insurance, and mortgage payments are current. Real estate taxes were raised in 2008 and 2009 as the assessed value of the property increased, further contributing to the higher operating expenses. The low income tax credit compliance period expires on December 31, 2009.

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

Series 19

As of September 30, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 20 properties at September 30, 2009, all of which were at 100% Qualified Occupancy.

For the six month period ended September 30, 2009 and 2008, Series 19 reflects net loss from Operating Partnerships of $(292,232) and $(463,218), respectively, which includes depreciation and amortization of $896,728 and $1,100,585, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas. Rental rate increases were implemented in 2006 and 2007. However, in spite of average occupancy of 91%, inadequate rental rates still could not cover normal operating expenses. This resulted in a small 2007 deficit. In 2008, Rural Development approved a rent increase of approximately $15 per unit, even though the operating general partner had requested $60 per unit. The increased rents continue to cause resident turnover. Occupancy decreased slightly to average 87% in 2008. The property operated below breakeven in 2008 due to the low occupancy. In 2009 occupancy has averaged 92% through the third quarter 2009; however, the property remains to operate below breakeven. Management continues to evaluate each unit upon move-out and renovates as necessary to remain competitive in the market area. The manager is adamant that unit and curb appeal improvements are necessary to obtain and maintain a better resident base. To increase traffic, management is working with local agencies and businesses. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven due to low rent levels in the area. In an effort to improve occupancy, the property offered one-month free rent for new residents as well as one-month free rent for resident referrals. Management expanded their outreach and advertising to attract potential residents from bordering communities. As a result, occupancy improved significantly. Occupancy at the property averaged 98% in 2007 and 99% in 2008. The average occupancy through the third quarter of 2009 was 97%. Despite strong occupancy, the property continues to operate below breakeven due to the low rent levels; rent levels remain stagnant in the area. The area is rural with few employment opportunities. The property receives a grant from the State to enable the property to reduce the rents for the residents but not lose any income. The grant is received annually and is valid through December 2009. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce operating deficits. The Operating Partnership is currently in non-compliance status with Missouri Housing Development Corporation (MHDC) because the property did not submit an audit for 2007. MHDC requires the submission of an annual audit. Per the operating general partner, at the time of the audit last year it was decided the Operating Partnership would issue a tax return but not an audit. Since the low income housing tax credit compliance period expires on December 31, 2009, and the property has historically operated at a deficit, the decision was made not to prepare an audit. The operating general partner appealed MHDC's audit requirement, but his request was denied. The 2007 and 2008 audits were finalized June 25, 2009, and the operating general partner is working with MHDC to enter the audits into the system. The operating general partner and management believe that as soon as both audits and the 2009 budget are uploaded to MHDC's system, the property's non-compliance standing should be lifted. High utility expenses in the third quarter of 2009 also contributed to the property's below breakeven performance. According to management, the City of Carrollton has dramatically increased water and sewer billing rates to cover the cost of repairs to the water lines. The due dates for the primary and secondary mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. Communication with the new operating general partner has been extremely difficult as calls, letters and e-mails are unanswered. During 2008, the management company continued to make all vacant units market ready and networked with local businesses to attract income qualified applicants. The 2008 occupancy showed signs of improvement through the third quarter with an average of 89%. However, occupancy decreased to 63% in December 2008. The property operated below breakeven for 2008. During the first quarter of 2009, the investment general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests. We anticipate an offer by first quarter 2010. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. The investment general partner met with the operating general partner in September in an effort to push forward the potential sale. The investment limited partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The total potential recapture is $29,750. The low income housing tax credit compliance period expires at year-end 2010.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Average occupancy for 2007 was 90%, down 6% from the 2006 average occupancy. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses. Operating expenses are high due mainly to inordinately high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had incidents of differential settlement resulting in cracked floor slabs, cracked brick veneer, racking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Thus far the operating general partner has advanced over $1,600,000 for repairs and operating deficits. Occupancy levels are consistently above 90%. However, despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven. Through the third quarter of 2009, average occupancy is 95%, and the property continues to operate below breakeven. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty. However, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service by an alternative arrangement with the lender so as to allow the property increased cash flow. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. The investment general partner will continue to work with management to improve occupancy and reduce expenses. In addition, a representative of the investment general partner conducted a site visit during the third quarter to evaluate the condition of the property. The operating general partner continues to address settlement concerns by slabjacking to stabilize movement. All buildings were online and deferred maintenance does not appear to be an issue. The operating general partner is actively repairing drywall cracks, adjusting sticking doors, and repainting affected units. Settlement remains an ongoing issue at the property. The mortgage, trade payables, property taxes and insurance are current.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The property operated below breakeven in 2008 despite average occupancy of 98%. Occupancy at the end of the third quarter 2009 was 92%. The operating deficit is being funded with a cash overdraft. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The replacement reserve was underfunded in 2008. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status. According to the management company, the operating general partner has contacted Rural Development regarding a rent increase. However, because the property receives no rental assistance, the rent increase was not approved. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2009.

Northpointe LP (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2008, despite average occupancy of 94% and static operating expenses, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy remained strong in the beginning of 2009, ending each of the first four months at 95%. Since then, occupancy has declined each month to 88% in August. Management is confident that occupancy will improve, but rent levels remain insufficient to cover expenses. Management continues to focus on resident retention in order to maintain occupancy. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2009, and the investment limited partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

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

Principal Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Fund to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

The Fund is required to assess potential impairments to its long-lived assets, which are primarily investments in limited partnerships. The Fund accounts for its investment in limited partnerships in accordance with the equity method of accounting since the Fund does not control the operations of the Operating Partnerships. The purpose of an impairment analysis is to verify that the real estate investment balance reflected on the balance sheet does not exceed the value of the underlying investments.

If the book value of the Fund's investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership and includes this reduction in equity in loss of investment of limited partnerships.

As of March 31, 2004, the Fund adopted GAAP for the Consolidation of Variable Interest Entities. GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE. However, management does not consolidate the Fund's interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary. The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, now superseded by the Fair Value Measurement and Disclosures Topic of the FASB Accounting Standards Codification guidance (ASC) which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

In February 2007, the FASB issued guidance for The Fair Value Option for Financial Assets and Financial Liabilities, now superseded by the Financial Instruments Topic of the FASB ASC. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted this guidance and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In June 2006, guidance for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued (now superseded by the Income Taxes Topic of the FASB ASC). This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because we are a pass-through entity and are not required to pay income taxes, this guidance does not currently have any impact on our financial statements. On December 30, 2008, the FASB issued further guidance for Certain Nonpublic Enterprises, which deferred the effective date for nonpublic enterprises to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date was intended to give the Board additional time to develop guidance on its application to pass-through entities and not-for-profit organizations. We may modify our disclosures if the FASB's guidance regarding the application to pass-through entities changes and is extended to public enterprises.

Recent Accounting Changes - continued

In April 2009, the FASB issued guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It is effective for Boston Capital Tax Credit Fund III L.P. as of June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

In November 2008, the FASB issued guidance on Equity Method Investment Accounting Considerations, now superseded by the Equity Method and Joint Ventures Topic of the FASB ASC, that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued guidance for Subsequent Events in the Subsequent Events Topic of the FASB ASC. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund III L.P. as of June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.
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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 16, 2009	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 16, 2009	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 16, 2009	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal