Form 10-Q
period 2009-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2010-02-16
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2009

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2009

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
FOR THE QUARTER ENDED DECEMBER 31, 2009

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

Combined Statement of Operations Series 19 42

Note E Taxable Loss 43

Note F Subsequent Event 43

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 44

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 80

Recent Accounting Changes 81

Item 3. Quantitative and Qualitative Disclosures about market risk 83

Item 4T. Controls and Procedures 83

Part II Other Information 84

Item 1. Legal Proceedings 84

Item 1A. Risk Factors 84

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 84

Item 3. Defaults Upon Senior Securities 84

Item 4. Submission of Matters to a Vote of Security Holders 84

Item 5. Other Information 84

Item 6. Exhibits 84

SIGNATURES 85

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 1,939,280	$ 2,112,652
Other assets	115,129	30,000
	$ 2,054,409	$ 2,142,652

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 88,815	$ 31,146
Accounts payable affiliates	24,148,018	24,543,890
Capital contributions payable	108,241	138,241
	24,345,074	24,713,277

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(20,197,481)	(20,474,640)
General Partner	(2,093,184)	(2,095,985)
	(22,290,665)	(22,570,625)
	$ 2,054,409	$ 2,142,652

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 286,324	$ 422,913
Other assets	1,100	-
	$ 287,424	$ 422,913

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 38,746	$ 1,146
Accounts payable affiliates	3,814,869	4,432,921
Capital contributions payable	-	-
	3,853,615	4,434,067

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,208,340)	(3,648,853)
General Partner	(357,851)	(362,301)
	(3,566,191)	(4,011,154)
	$ 287,424	$ 422,913

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 369,318	$ 462,408
Other assets	-	-
	$ 369,318	$ 462,408

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 28,444	$ 10,000
Accounts payable affiliates	8,024,332	7,789,720
Capital contributions payable	51,792	51,792
	8,104,568	7,851,512

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(7,191,289)	(6,848,604)
General Partner	(543,961)	(540,500)

	(7,735,250)	(7,389,104)
	$ 369,318	$ 462,408

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 187,285	$ 198,047
Other assets	51,900	30,000
	$ 239,185	$ 228,047

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 14,125	$ -
Accounts payable affiliates	7,196,921	7,416,766
Capital contributions payable	37,895	67,895
	7,248,941	7,484,661

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,518,881)	(6,763,270)
General Partner	(490,875)	(493,344)
	(7,009,756)	(7,256,614)
	$ 239,185	$ 228,047

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 270,754	$ 247,862
Other assets	25,000	-
	$ 295,754	$ 247,862

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 7,500	$ 10,000
Accounts payable affiliates	5,059,813	4,787,977
Capital contributions payable	18,554	18,554
	5,085,867	4,816,531

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,431,985)	(4,212,755)
General Partner	(358,128)	(355,914)
	(4,790,113)	(4,568,669)
	$ 295,754	$ 247,862

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	December 31, 2009 (Unaudited)	March 31, 2009 (Audited)
ASSETS

Cash and cash equivalents	$ 825,599	$ 781,422
Other assets	37,129	-
	$ 862,728	$ 781,422

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ -	$ 10,000
Accounts payable affiliates	52,083	116,506
Capital contributions payable	-	-
	52,083	126,506

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,153,014	998,842
General Partner	(342,369)	(343,926)
	810,645	654,916
	$ 862,728	$ 781,422

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 2,917	$ 6,776
Other income	1,005	1,722
	3,922	8,498

Share of Income (Loss) from Operating Partnerships(Note D)	555,781	(30,227)

Expenses
Professional fees	17,620	17,771
Fund management fee (Note C)	381,730	489,330
Amortization	-	13,096
General and administrative expenses	42,066	53,088
	441,416	573,285

NET INCOME (LOSS)	$ 118,287	$ (595,014)

Net income (loss) allocated to limited assignees	$ 117,106	$ (589,064)

Net income (loss) allocated to general partner	$ 1,181	$ (5,950)

Net income (loss) per BAC	$ .01	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2009	2008

Income
Interest income	$ 636	$ 1,421
Other income	-	-
	636	1,421

Share of Income (Loss) from Operating Partnerships(Note D)	472,400	44,661

Expenses
Professional fees	1,284	2,760
Fund management fee	63,038	66,381
Amortization	-	1,913
General and administrative expenses	8,885	11,223
	73,207	82,277

NET INCOME (LOSS)	$ 399,829	$ (36,195)

Net income (loss) allocated to limited assignees	$ 395,831	$ (35,833)

Net income (loss) allocated to general partner	$ 3,998	$ (362)

Net income (loss) per BAC	$ .10	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2009	2008

Income
Interest income	$ 619	$ 1,156
Other income	417	736
	1,036	1,892

Share of Income (Loss) from Operating Partnerships(Note D)	62,076	26,208

Expenses
Professional fees	1,347	2,884
Fund management fee	124,440	141,287
Amortization	-	2,650
General and administrative expenses	10,289	13,381
	136,076	160,202

NET INCOME (LOSS)	$ (72,964)	$ (132,102)

Net income (loss) allocated to limited assignees	$ (72,234)	$ (130,781)

Net income (loss) allocated to general partner	$ (730)	$ (1,321)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2009	2008

Income
Interest income	$ 532	$ 1,035
Other income	-	-
	532	1,035

Share of Income (Loss) from Operating Partnerships(Note D)	5,805	(29,199)

Expenses
Professional fees	1,316	6,604
Fund management fee	65,014	126,600
Amortization	-	2,828
General and administrative expenses	9,166	11,326
	75,496	147,358

NET INCOME (LOSS)	$ (69,159)	$ (175,522)

Net income (loss) allocated to limited assignees	$ (68,467)	$ (173,767)

Net income (loss) allocated to general partner	$ (692)	$ (1,755)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2009	2008

Income
Interest income	$ 187	$ 142
Other income	588	588
	775	730

Share of Income (Loss) from Operating Partnerships(Note D)	4,000	-

Expenses
Professional fees	1,261	3,529
Fund management fee	70,243	83,515
Amortization	-	2,098
General and administrative expenses	6,934	8,704
	78,438	97,846

NET INCOME (LOSS)	$ (73,663)	$ (97,116)

Net income (loss) allocated to limited assignees	$ (72,926)	$ (96,145)

Net income (loss) allocated to general partner	$ (737)	$ (971)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2009	2008

Income
Interest income	$ 943	$ 3,022
Other income	-	398
	943	3,420

Share of Income (Loss) from Operating Partnerships(Note D)	11,500	(71,897)

Expenses
Professional fees	12,412	1,994
Fund management fee	58,995	71,547
Amortization	-	3,607
General and administrative expenses	6,792	8,454
	78,199	85,602

NET INCOME (LOSS)	$ (65,756)	$ (154,079)

Net income (loss) allocated to limited assignees	$ (65,098)	$ (152,538)

Net income (loss) allocated to general partner	$ (658)	$ (1,541)

Net income (loss) per BAC	$ (.02)	$ (.04)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2009	2008

Income
Interest income	$ 11,395	$ 21,043
Other income	70,039	31,429
	81,434	52,472

Share of income (loss) from Operating Partnerships(Note D)	1,542,032	3,267,979

Expenses
Professional fees	192,621	220,792
Fund management fee (Note C)	1,038,568	1,204,110
Amortization	-	39,287
General and administrative expenses	112,317	117,586
	1,343,506	1,581,775

NET INCOME (LOSS)	$ 279,960	$ 1,738,676

Net income (loss) allocated to limited assignees	$ 277,159	$ 1,721,289

Net income (loss) allocated to general partner	$ 2,801	$ 17,387

Net income (loss) per BAC	$ .01	$ .08

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2009	2008

Income
Interest income	$ 2,464	$ 4,015
Other income	481	4,013
	2,945	8,028

Share of income (loss) from Operating Partnerships(Note D)	661,300	224,921

Expenses
Professional fees	43,426	52,652
Fund management fee	152,590	225,469
Amortization	-	5,739
General and administrative expenses	23,266	25,104
	219,282	308,964

NET INCOME (LOSS)	$ 444,963	$ (76,015)

Net income (loss) allocated to limited assignees	$ 440,513	$ (75,255)

Net income (loss) allocated to general partner	$ 4,450	$ (760)

Net income (loss) per BAC	$ .11	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2009	2008

Income
Interest income	$ 2,382	$ 3,528
Other income	5,881	5,569
	8,263	9,097

Share of income (loss) from Operating Partnerships(Note D)	62,076	(9,866)

Expenses
Professional fees	47,384	53,837
Fund management fee	341,723	405,058
Amortization	-	7,950
General and administrative expenses	27,378	28,388
	416,485	495,233

NET INCOME (LOSS)	$ (346,146)	$ (496,002)

Net income (loss) allocated to limited assignees	$ (342,685)	$ (491,042)

Net income (loss) allocated to general partner	$ (3,461)	$ (4,960)

Net income (loss) per BAC	$ (.06)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2009	2008

Income
Interest income	$ 2,265	$ 3,488
Other income	4,732	6,507
	6,997	9,995

Share of income (loss) from Operating Partnerships(Note D)	530,227	(43,393)

Expenses
Professional fees	36,808	50,156
Fund management fee	229,476	274,941
Amortization	-	8,484
General and administrative expenses	24,082	24,758
	290,366	358,339

NET INCOME (LOSS)	$ 246,858	$ (391,737)

Net income (loss) allocated to limited assignees	$ 244,389	$ (387,820)

Net income (loss) allocated to general partner	$ 2,469	$ (3,917)

Net income (loss) per BAC	$ .05	$ (.08)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2009	2008

Income
Interest Income	$ 698	$ 926
Other income	35,502	1,998
	36,200	2,924

Share of income (loss) from Operating Partnerships(Note D)	4,000	-

Expenses
Professional fees	28,752	34,987
Fund management fee	214,392	271,579
Amortization	-	6,293
General and administrative expenses	18,500	19,660
	261,644	332,519

NET INCOME (LOSS)	$ (221,444)	$ (329,595)

Net income (loss) allocated to limited assignees	$ (219,230)	$ (326,299)

Net income (loss) allocated to general partner	$ (2,214)	$ (3,296)

Net income (loss) per BAC	$ (.06)	$ (.09)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2009	2008

Income
Interest income	$ 3,586	$ 9,086
Other income	23,443	13,342
	27,029	22,428

Share of income (loss) from Operating Partnerships(Note D)	284,429	3,096,317

Expenses
Professional fees	36,251	29,160
Fund management fee	100,387	27,063
Amortization	-	10,821
General and administrative expenses	19,091	19,676
	155,729	86,720

NET INCOME (LOSS)	$ 155,729	$ 3,032,025

Net income (loss) allocated to limited assignees	$ 154,172	$ 3,001,705

Net income (loss) allocated to general partner	$ 1,557	$ 30,320

Net income (loss) per BAC	$ .04	$ .74

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2009	$(20,474,640)	$ (2,095,985)	$(22,570,625)

Net income (loss)	277,159	2,801	279,960

Partners' capital (deficit), December 31, 2009	$(20,197,481)	$ (2,093,184)	$(22,290,665)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2009	$ (3,648,853)	$ (362,301)	$ (4,011,154)

Net income (loss)	440,513	4,450	444,963

Partners' capital (deficit), December 31, 2009	$ (3,208,340)	$ (357,851)	$ (3,566,191)

Series 16
Partners' capital (deficit) April 1, 2009	$ (6,848,604)	$ (540,500)	$ (7,389,104)

Net income (loss)	(342,685)	(3,461)	(346,146)

Partners' capital (deficit), December 31, 2009	$ (7,191,289)	$ (543,961)	$ (7,735,250)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2009	$ (6,763,270)	$ (493,344)	$ (7,256,614)

Net income (loss)	244,389	2,469	246,858

Partners' capital (deficit), December 31, 2009	$ (6,518,881)	$ (490,875)	$ (7,009,756)

Series 18
Partners' capital (deficit) April 1, 2009	$ (4,212,755)	$ (355,914)	$ (4,568,669)

Net income (loss)	(219,230)	(2,214)	(221,444)

Partners' capital (deficit), December 31, 2009	$ (4,431,985)	$ (358,128)	$ (4,790,113)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2009
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2009	$ 998,842	$ (343,926)	$ 654,916

Net income (loss)	154,172	1,557	155,729

Partners' capital (deficit), December 31, 2009	$ 1,153,014	$ (342,369)	$ 810,645

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 279,960	$ 1,738,676
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,856
Amortization	-	39,287
Share of (Income)Loss from Operating Partnerships	(1,542,032)	(3,267,979)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	57,669	19,436
Decrease (Increase) in other assets	(103,629)	(22,660)
(Decrease) Increase in accounts payable affiliates	(395,872)	(984,824)

Net cash (used in) provided by operating activities	(1,703,904)	(2,474,208)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	1,530,532	3,737,462

Net cash (used in) provided by investing activities	1,530,532	3,737,462

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(173,372)	1,263,254

Cash and cash equivalents, beginning	2,112,652	775,079

Cash and cash equivalents, ending	$ 1,939,280	$ 2,038,333

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 30,000	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 444,963	$ (76,015)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	5,739
Share of (Income)Loss from Operating Partnerships	(661,300)	(224,921)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	37,600	(322)
Decrease (Increase) in other assets	(1,100)	7,340
(Decrease) Increase in accounts payable affiliates	(618,052)	181,827

Net cash (used in) provided by operating activities	(797,889)	(106,352)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	661,300	290,460

Net cash (used in) provided by investing activities	661,300	290,460

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,589)	184,108

Cash and cash equivalents, beginning	422,913	200,415

Cash and cash equivalents, ending	$ 286,324	$ 384,523

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (346,146)	$ (496,002)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,856
Amortization	-	7,950
Share of (Income)Loss from Operating Partnerships	(62,076)	9,866
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	18,444	20,901
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	234,612	447,261

Net cash (used in) provided by operating activities	(155,166)	(6,168)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	62,076	121,002

Net cash (used in) provided by investing activities	62,076	121,002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,090)	114,834

Cash and cash equivalents, beginning	462,408	197,645

Cash and cash equivalents, ending	$ 369,318	$ 312,479

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 246,858	$ (391,737)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	8,484
Share of (Income)Loss from Operating Partnerships	(530,227)	43,393
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	14,125	(381)
Decrease (Increase) in other assets	(51,900)	(30,000)
(Decrease) Increase in accounts payable affiliates	(219,845)	334,595

Net cash (used in) provided by operating activities	(540,989)	(35,646)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	530,227	36,000

Net cash (used in) provided by investing activities	530,227	36,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,762)	354

Cash and cash equivalents, beginning	198,047	190,524

Cash and cash equivalents, ending	$ 187,285	$ 190,878

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ 30,000	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ (221,444)	$ (329,595)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	6,293
Share of (Income)Loss from Operating Partnerships	(4,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,500)	(381)
Decrease (Increase) in other assets	(25,000)	-
(Decrease) Increase in accounts payable affiliates	271,836	299,562

Net cash (used in) provided by operating activities	18,892	(24,121)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	4,000	-

Net cash (used in) provided by investing activities	4,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,892	(24,121)

Cash and cash equivalents, beginning	247,862	76,676

Cash and cash equivalents, ending	$ 270,754	$ 52,555

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2009	2008
Cash flows from operating activities:

Net Income (Loss)	$ 155,729	$ 3,032,025
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Amortization	-	10,821
Share of (Income)Loss from Operating Partnerships	(284,429)	(3,096,317)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	(381)
Decrease (Increase) in other assets	(25,629)	-
(Decrease) Increase in accounts payable affiliates	(64,423)	(2,248,069)

Net cash (used in) provided by operating activities	(228,752)	(2,301,921)

Cash flows from investing activities:

Proceeds from sale of operating Limited Partnerships	272,929	3,290,000

Net cash (used in) provided by investing activities	272,929	3,290,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,177	988,079

Cash and cash equivalents, beginning	781,422	109,819

Cash and cash equivalents, ending	$ 825,599	$ 1,097,898

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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
December 31, 2009

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2009 and for the nine months ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009

(Unaudited)

Amortization

On July 1, 1995, the Fund began amortizing unallocated acquisition costs over 330 months from April 1, 1995. On March 31, 2009 an impairment loss of $704,293 was recorded which resulted in deferred acquisition costs being written off to $0. The breakdown of accumulated unallocated acquisition amortization within the Fund as of December 31, 2009 and 2008 is as follows:

	2009	2008

Series 15	$ -	$ 183,951
Series 16	-	317,679
Series 17	-	277,861
Series 18	-	199,564
Series 19	-	196,898
	$ -	$1,175,953

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2009 and 2008 are as follows:

	2009	2008
Series 15	$ 65,788	$ 78,984
Series 16	126,390	151,627
Series 17	106,094	127,305
Series 18	86,943	95,487
Series 19	58,995	74,547
	$444,210	$527,950

The fund management fees paid for the quarters ended December 31, 2009 and 2008 are as follows:

	2009	2008
Series 15	$ 675,000	$ -
Series 19	100,000	-
	$ 775,000	$ -

The fund management fees paid for the nine months ended December 31, 2009 and 2008 are as follows:

	2009	2008
Series 15	$ 825,000	$ 100,000
Series 16	150,000	20,000
Series 17	550,000	50,000
Series 19	250,000	2,500,000
	$ 1,775,000	$2,670,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2009 and 2008, the Fund had limited partnership interests in 173 and 204 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2009 and 2008 is as follows:

	2009	2008
Series 15	40	45
Series 16	46	57
Series 17	40	44
Series 18	28	34
Series 19	19	24
	173	204

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2009 and 2008 are as follows:

	2009	2008

Series 15	$ -	$ -
Series 16	51,792	71,862
Series 17	37,895	67,895
Series 18	18,554	18,554
Series 19	-	-
	$108,241	$158,311

During the nine months ended December 31, 2009 the Fund disposed of twelve Operating Partnerships of which one Operating Partnership was included in both Series 17 and 19. In addition the Fund received additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the dispositions by Series for December 31, 2009 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	3	-	$661,300	$661,300
Series 16	2	-	62,076	62,076
Series 17	4	-	530,227	530,227
Series 18	1	-	4,000	4,000
Series 19	3	-	272,929	284,429

Total	13	-	$1,530,532	$1,542,032

* Fund proceeds from disposition does not include the following amounts recorded as receivable at December 31, 2009, $11,500 for Series 19.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
December 31, 2009

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2009.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2009	2008

Revenues
Rental	$ 32,951,747	$ 39,571,947
Interest and other	1,216,367	1,767,456

	34,168,114	41,339,403

Expenses
Interest	6,812,106	8,645,224
Depreciation and amortization	9,371,338	11,348,719
Operating expenses	23,172,402	26,910,572
	39,355,846	46,904,515

NET LOSS	$(5,187,732)	$(5,565,112)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(5,135,854)	$(5,509,460)

Net loss allocated to other Partners	$ (51,878)	$ (55,652)

* Amounts include $5,135,854 and $5,119,118 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2009	2008

Revenues
Rental	$ 5,742,723	$ 6,740,717
Interest and other	156,517	296,968

	5,899,240	7,037,685

Expenses
Interest	1,043,092	1,415,300
Depreciation and amortization	1,521,927	1,858,336
Operating expenses	4,128,811	4,611,606
	6,693,830	7,885,242

NET LOSS	$ (794,590)	$ (847,557)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (786,644)	$ (839,081)

Net loss allocated to other Partners	$ (7,946)	$ (8,476)

* Amounts include $786,644 and $773,542 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2009	2008

Revenues
Rental	$ 8,599,431	$10,321,478
Interest and other	272,360	575,060

	8,871,791	10,896,538

Expenses
Interest	1,822,722	2,213,206
Depreciation and amortization	2,478,967	3,062,196
Operating expenses	6,092,337	7,419,480
	10,394,026	12,694,882

NET LOSS	$(1,522,235)	$(1,798,344)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,507,013)	$(1,780,361)

Net loss allocated to other Partners	$ (15,222)	$ (17,983)

* Amounts include $1,507,013 and $1,728,634 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2009	2008

Revenues
Rental	$ 8,771,857	$ 11,085,915
Interest and other	306,060	354,883

	9,077,917	11,440,798

Expenses
Interest	1,859,753	2,304,271
Depreciation and amortization	2,306,948	2,756,824
Operating expenses	6,043,229	7,135,427
	10,209,930	12,196,522

NET LOSS	$(1,132,013)	$ (755,724)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,120,692)	$ (748,166)

Net loss allocated to other Partners	$ (11,321)	$ (7,558)

* Amounts include $1,120,692 and $668,773 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2009	2008

Revenues
Rental	$ 5,355,349	$ 5,916,395
Interest and other	296,066	294,485

	5,651,415	6,210,880

Expenses
Interest	1,060,540	1,222,866
Depreciation and amortization	1,769,870	1,970,625
Operating expenses	4,131,660	4,426,809
	6,962,070	7,620,300

NET LOSS	$ (1,310,655)	$ (1,409,420)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (1,297,548)	$ (1,395,326)

Net loss allocated to other Partners	$ (13,107)	$ (14,094)

* Amounts include $1,297,548 and $1,395,326 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2009	2008

Revenues
Rental	$ 4,482,387	$ 5,507,442
Interest and other	185,364	246,060

	4,667,751	5,753,502

Expenses
Interest	1,025,999	1,489,581
Depreciation and amortization	1,293,626	1,700,738
Operating expenses	2,776,365	3,317,250
	5,095,990	6,507,569

NET LOSS	$ (428,239)	$ (754,067)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (423,957)	$ (746,526)

Net loss allocated to other Partners	$ (4,282)	$ (7,541)

* Amounts include $423,957 and $552,843 for 2009 and 2008, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2009
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

NOTE F - SUBSEQUENT EVENT

Events that occur after the balance sheet date but before the financial statements were issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes. Management evaluated the activity of the Fund through the date the financial statements were issued, which was February 16, 2010, the date of the Fund's Quarterly Report on Form 10-Q for the period ended December 31, 2009. Management concluded that subsequent events have occurred that require disclosure in the notes to the financial statements as discussed in the following paragraph.

The Fund has entered into agreements to either sell or transfer interests in seven Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these seven Operating Partnerships are $488,299. The estimated gain on sales of the Operating Partnerships is $372,718 and the sales are expected to be recognized in the fourth quarter of fiscal year end 2010 or the first or third quarter of fiscal year end 2011.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2009 were $444,210 and total fund management fees accrued as of December 31, 2009 were $23,352,035. During the quarter and nine months ended December 31, 2009 $775,000 and $1,775,000 of accrued fund management fees was paid respectively. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2009, an affiliate of the general partner of the Fund advanced a total of $795,983 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2009 Series 18 was advanced $11,007. Below is a summary, by series, of the total advances made to date.

	Nine Months Ended	Total
Series 16	$ -	$ 2,611
Series 17	-	635,362
Series 18	11,007	155,803
Series 19	-	2,207
	$ 11,007	$795,983

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in twenty-eight of the Operating Partnerships.

During the quarter ended December 31, 2009, none of Series 15 net offering proceeds was used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2009.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in eighteen of the Operating Partnerships.

During the quarter ended December 31, 2009, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 2 Operating Partnerships in the amount of $51,792 as of December 31, 2009. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in nine of the Operating Partnerships.

During the quarter ended December 31, 2009, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 4 Operating Partnerships in the amount of $37,895 as of December 31, 2009. Of the amount outstanding, $15,097 has been funded into an escrow account on behalf of one of the Operating Partnerships. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in six of the Operating Partnerships.

During the quarter ended December 31, 2009, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2009. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in seven of the Operating Partnerships.

During the quarter ended December 31, 2009, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2009.

Results of Operations

As of December 31, 2009 and 2008, the Fund held limited partnership interests in 173 and 204 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2009 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 15	63,038	2,750	152,590	54,358
Series 16	124,440	1,950	341,723	42,889
Series 17	65,014	41,080	229,476	100,679
Series 18	70,243	16,700	214,392	46,437
Series 19	58,995	-	100,387	85,190
	$ 381,730	$62,480	$ 1,038,568	$329,553

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 40 properties December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2009 and 2008, Series 15 reflects net loss from Operating Partnerships of $(794,590) and $(847,557), respectively, which includes depreciation and amortization of $1,521,927 and $1,858,336, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to keep those occupied. There are several other low income tax credit developments in the area offering rental assistance. It remains difficult to rent units without rental assistance. The property is offering two months of free rent as a leasing incentive and the management company continues to advertise heavily in surrounding areas. Despite the low occupancy, the property operated above breakeven in 2008. Occupancy dropped to 59% through the fourth quarter of 2009 and operations fell back below breakeven. The investment general partner will conduct a site visit in the first quarter of 2010 to ensure the property is being properly maintained. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payable are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 71% in 2008 and was 54% at the end of the fourth quarter of 2009, and the property continued to operate below breakeven through 2009. The continued low occupancy is partially due to economic conditions in the area. Management is continuing to evict between two and three residents each month. Marketing consists of advertisements in local newspapers and distributing flyers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is currently planning onsite events to enhance the sense of community at the property. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount. The low income housing tax credit compliance period expired on December 31, 2008. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In October 2009, the investment general partner transferred its interest in Osage Housing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $530,583 and cash proceeds to the investment limited partner of $480,000. Of the total proceeds received, $7,600 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $472,400 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $472,400 as of December 31, 2009.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. During 2008, communication with the new operating general partner became extremely difficult while operations declined. The property operated below breakeven in 2008. During the first quarter of 2009, the operating general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable potential operating general partner that is interested in acquiring the operating general partner and investment general partner interests. We anticipate an offer in the first quarter 2010. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. This has improved the overall management of the property. The investment limited partner met with the operating general partner in September 2009 in an effort to push forward the potential sale. The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The total potential recapture and interest is estimated to be $20,824 to the Operating Partnership, equivalent to $4 per 1,000 BACs. The low income housing tax credit compliance period expired on December 31, 2009.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property has historically operated with low occupancy, which has resulted in below breakeven operations. In 2009, this property continued to face several challenges. Despite efforts to reduce vacancy through aggressive marketing, occupancy ended in the fourth quarter of 2009 at 85%, and the property continued to operate below breakeven through 2009. Marketing consists of advertisements in local newspapers and distributing flyers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is offering onsite events to enhance the sense of community. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols. As a result of historically low occupancy, the tax and insurance escrow was not adequately funded in 2007, and the 2007 real estate taxes were delinquent. In an effort to address the delinquencies, management created a two-year workout plan which was approved by Rural Development in May 2008. The primary goal of the workout plan was to pay down delinquent real estate taxes. The secondary goal was to properly fund the tax and insurance escrow account. As per the workout plan, the replacement reserve funding requirement was temporarily waived so that those scheduled deposits could be allocated to the funding of the tax and insurance escrow. The tax and insurance escrow account was expected to be funded over a period of 18 months, at which time the focus was to convert to the funding of the replacement reserves. As part of the workout plan two $40 rental increases were approved, one in May 2008, and another one in May 2009, which went directly towards the funding of the escrow account. However, due to continued low occupancy, management was unsuccessful in fully funding the tax and insurance escrow account. In December 2009 management informed Rural Development of the issue and at this time is waiting for their response. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current to date. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2008, the investment general partner of Buena Vista Apartments, Phase II approved an agreement to sell the property and the transaction closed in September 2009. The sales price for the property was $1,561,139, which includes the outstanding mortgage balance of approximately $1,391,140 and cash proceeds to the investment limited partners of $130,709. Of the total proceeds received, $12,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $103,709 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on October 6, 2009; so a receivable in the amount of $103,709 was recorded for Series 15 as of September 30, 2009. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $103,709 as of September 30, 2009.

In October 2008, the investment general partner of Timmons Village LP approved an agreement to sell the property and the transaction closed in September 2009. The sales price for the property was $666,742, which includes the outstanding mortgage balance of approximately $596,742 and cash proceeds to the investment limited partners of $57,601. Of the total proceeds received, $10,850 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $31,751 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on October 6, 2009; so a receivable in the amount of $31,751 was recorded for Series 15 as of September 30, 2009. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $31,751 as of September 30, 2009.

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

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. At the time of construction, the general contractor installed the waterproofing system for the buildings improperly. As a result of the improper installation and subsequent slow leaks, the operating general partner recently became aware of severe structural deficiencies at the property. Two units are currently out of service, but there have been no reports of mold growth. An engineering report was conducted and estimated costs of repair are $1,300,000. The operating general partner has indicated an intention to refinance the debt and take out sufficient capital in order to make the necessary repairs. As there is a lockout period on the prepayment of the debt, the operating general partner is in negotiations with the lender to allow for early prepayment. To help expedite the negotiations, the operating general partner has not made the December or January mortgage payments, hoping to work out the issue and reduce the pre-payment penalty. The investment general partner is awaiting a response from the lender. The property operated below breakeven in 2008 with 91% average occupancy. As of December 2009, occupancy was 82% and operations returned to above breakeven status. The Operating Partnership's 15-year low income housing tax credit compliance period expired on December 31, 2007. The investment general partner will continue to explore various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, the investment general partner entered into an agreement to transfer its interest in Hearthside II L.D.H.A. LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,727,854 and anticipated cash proceeds to the investment limited partnership of $120,000. The transaction is scheduled to close in December 2010. Of the total proceeds estimated to be received, $20,000 represents reporting fees due to an affiliate of the investment partnership; $21,451 represents a credit recovery loan due to the investment limited partner; and the balance represents proceeds from the transfer. Of the remaining proceeds, it is expected that $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $63,549 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 16

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%. The series had a total of 46 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2009 and 2008, Series 16 reflects net loss from Operating Partnerships of $(1,522,235) and $(1,798,344), respectively, which includes depreciation and amortization of $2,478,967 and $3,062,196, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property is suffering from low occupancy due to a weak rental market. In addition, St. Croix Commons experienced a higher than anticipated rate of turnover, primarily due to delinquency, evictions, and skips. Most of the residents who vacated lost their employment and could no longer pay their rent. Occupancy at the end of the fourth quarter of 2009 was 88%. Low occupancy and low rental rates in the area continued to prevent the property from achieving breakeven operations through the fourth quarter of 2009. Operating expenses are below the state average. The management agent continues to market the available units by working closely with the local housing authority and implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. In 2008, the property operated below breakeven due to low occupancy. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased demand. However, several businesses are rumored to be moving from Atlanta to McDonough, which should increase the need for housing in the area. During 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new flyers, balloons and flags to enhance the property's visibility within the community. Occupancy continued a slow but steady increase throughout 2009, ending the year at 80%. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. A transfer of the operating general partner interest is currently pending investment limited partnership approval.

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

In November 2009, the investment general partner transferred its interest in Cape Ann YMCA Community Center to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,643,215 and cash proceeds to the investment limited partner of $77,076. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $62,076 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $62,076 as of December 31, 2009.

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri. The property has, historically, operated above breakeven with occupancy above 90%. However, occupancy began to decline rapidly in the first quarter of 2008 due to the manager's lack of marketing and leasing ability. Upon her replacement, significant improvements began in April 2008. As a result of a resident survey implemented by the new manager, curb appeal was improved and open-house activities were held on a regular basis. The new manager also increased advertising throughout the area. Additionally, the property began hosting community events. Management also created a fitness center in an unused portion of the community room, adjacent to the laundry facilities. Unit washers and dryers were also offered as move-in specials and will become permanent fixtures in the units. The 2008 occupancy continued to increase through the fourth quarter, ending the year at 86%. Throughout the first half of 2009, occupancy has further improved, reaching a second quarter average of 93%. However, occupancy declined slightly to an average of 88% in the third and fourth quarters of 2009. This decline was due primarily to home purchases and evictions for non-payment. The operating general partner's guarantee expired in 2004; however, the operating general partner continues to fund operating deficits as needed. The mortgage, taxes and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2008, the investment general partner of Davenport Housing Associates LP approved an agreement to sell the property and the transaction is anticipated to close in April 2010. The anticipated sales price for the property is $4,100,000, which includes the outstanding mortgage balance of approximately $3,307,345 and cash proceeds to the investment limited partners of $109,478. Of the total proceeds anticipated to be received, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $94,478 are anticipated to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Palatine LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,338,476 and cash proceeds to the investment limited partner of $40,234. Of the total proceeds received, $1,271 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,161 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $33,802 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,802 as of March 31, 2009

Joiner Elderly, Limited Partnership is a 25-unit development in Joiner, AR. In 2008, average occupancy was 89% and the property operated above breakeven for the year. However, by the end of the fourth quarter 2008, occupancy declined to 80%. In 2009, occupancy peaked at 92% in May, and was down to 72% by the end of the fourth quarter. This decrease is primarily due to poor economic situations and a smaller tenant pool. Properties with rental assistance located in the area in recent years have also negatively impacted occupancy. The property has recently entered into a work out plan approved by Rural Development in an attempt to address the vacancy situation. This plan includes possible replacement of site manager, advertising in the local paper, distribution of fliers, and rental concessions. These are just a few options being explored. The property is operating below breakeven. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status. On December 31, 2007, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In November 2009, the operating general partner of 1413 Leavenworth Historic LP entered into an agreement to sell the property and the transaction closed on December 18, 2009. The sales price of the property was $2,300,000, which includes the outstanding mortgage balance of approximately $1,784,032 and cash proceeds to the investment limited partnership of $13,444. Of the total proceeds received, $13,444 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There are no remaining proceeds from the sale to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2009

Series 17

As of December 31, 2009 and 2008, the average Qualified Occupancy for the series was 100%.  The series had a total of 40 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2009 and 2008, Series 17 reflects net loss from Operating Partnerships of $(1,132,013) and $(755,724), respectively, which includes depreciation and amortization of $2,306,948 and $2,756,824, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. Average occupancy in 2008 was 86% and the property operated below breakeven. Occupancy as of December 2009 was 98%. Despite the increased occupancy, the property continues to operate below breakeven due to high maintenance expense and real estate taxes. The operating general partner continues to fund all operating deficits. The mortgage, real estate taxes and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Skowhegan Housing, LP (West Front Residence) is a 30-unit property located in Skowhegan, ME. Through the fourth quarter of 2009, the property continued to operate below breakeven. The investment general partner has talked to the operating general partner about the potential of refinancing the debt, but they have stated that refinancing is not a worthwhile option due to the high prepayment penalty on the loan. Occupancy remains strong and ended the fourth quarter of 2009 at 93%. The payables are still high at the property. The investment general partner will continue to work with the operating general partner to ensure the operating general partner advances money to pay down the outstanding payables. All taxes, insurance and mortgages are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. Through the fourth quarter of 2009 the property continues to operate below breakeven due to low occupancy. As of December 31, 2009 the property was 79% occupied. Insufficient funds to turn the units, and consequently the lack of rent ready units, have contributed greatly to the low occupancy. In discussions with the operating general partner, the investment general partner continues to emphasize the importance of advancing funds to make all vacant units rent ready. Four of the ten vacant units require significant work in order to make the units rent ready. Management has experience in the market and believes that once the vacant units become rent ready, occupancy should stabilize above 90%. All taxes, insurance, and mortgage payments are current. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. The property continues to operate below breakeven through the fourth quarter of 2009 due to low occupancy caused by poor market conditions and an increase in administrative expenses. Lehigh Acres is a rural town that experienced a large housing and construction boom until the housing bubble burst in 2007. Most of the jobs in the area were tied to real estate and construction. Homes are now selling for 80% of their peak prices and the area is experiencing massive layoffs. Residents are leaving the community because they are not able to afford the rent or are relocating to find work elsewhere. The property is competing with individuals that are renting their homes at discounted rents to avoid losing their homes to foreclosure. Also, those that can still afford the rents are choosing to live in newer apartment communities with more amenities than Park Place. To compete with newer competition in the area, management was granted approval from Rural Development to reduce rents by $70/month. The rent reduction commenced in April 2009. The investment general partner commissioned a secret shopper to visit the property in August 2009. The secret shopper report revealed poor leasing practices. The investment general partner discussed the poor report results with management. Management acknowledged the issues and began implementing new strategies for leasing. These strategies include having all individuals that come into the office fill out a contact information card before getting a tour of the community. Management has begun keeping track of all incoming calls and requesting the caller set up an appointment to visit the property. Additionally, the property manager has been instructed to state all the amenities and positive aspects of the property when giving a tour of the community. Occupancy increased dramatically in the fourth quarter as a result of management's improved leasing approach. The property was 100% occupied as of December 31, 2009. The increase in administrative expenses can be attributed to an increase in advertising and marketing. Now that occupancy has stabilized, management expects the marketing costs to drop off which will help to reduce administrative expenses going forward. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses, and deferred maintenance issues. Occupancy averaged 74% in 2009, an increase from the prior year average of 63%. Currently only 28 units have rental assistance. Rents on the remaining units are $650 for a two bedroom, and $680 for a three bedroom. Despite good rental traffic at the property, most applicants do not find these rents to be affordable. The operating general partner recently completed a sale of another Rural Development financed property they owned which had rental subsidies. They petitioned the district Rural Development office to transfer this rental assistance to Palmetto in order to alleviate the vacancy problem. Rural Development agreed to transfer an additional 18 units of rental assistance, and as a result, occupancy increased to 88% in December 2009. The operating general partner will continue to work with Rural Development in order to come up with a viable solution to the remaining issues. Due to the dire occupancy problems, deferred maintenance issues, and the overall lack of funds, the property is operating well below breakeven. Taxes are in arrears, and were sold at a tax certificate sale. On January 5, 2010 Rural Development issued a notice of acceleration of the debt. The reasons for the acceleration were the failure to pay the real estate taxes, adequately fund replacement reserves, maintain the complex in a decent, safe, and sanitary condition, submit an operating budget, and maintain an acceptable occupancy rate. The operating general partner has requested an informal meeting to discuss the acceleration. The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expired on December 31, 2009.

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

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment general partner's investment in the Operating Partnership in accordance with the equity method of accounting. The remaining 67% investment limited partner interest is scheduled to be transferred as follows: 49% in March 2010 for $257,209 and 18% in April 2011 for $1.00. Of the proceeds estimated to be received, its is expected that $3,900, $1,200 and $9,900 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $62,974, $19,377 and $159,858, respectively, are anticipated to be returned to cash reserves held by Series 14, Series 17 and Series 20, respectively. The future proceeds will be allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions, occupancy steadily decreased from its historical average of near 100% to a 2007 and 2008 average of 90%. The property operated below breakeven in both 2007 and 2008. As economic conditions have deteriorated in Florida, the property has continued to struggle with economic vacancy. Prior to 2007, the Naples area had experienced significant growth in the construction industry, but in 2007 construction halted due to oversupply and declining property values. In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers. As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and rental rates declined significantly. In addition, the tourism market has slowed resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the area as rents became unaffordable to many. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease. Although the property has been able to maintain occupancy at or slightly above 90%, operations remain below breakeven. Concessions and bad debt are both trending well above 2008 levels. Expenses are higher than historical averages due to increased turnover costs as well as high water and sewer rates. Management is working with tenants to make payment arrangements in an effort to reduce bad debt and evictions. At the end of the fourth quarter of 2009, occupancy was 93% with below breakeven operations. The investment general partner will work with the operating general partner to reduce expenses and bad debts, as well as ensure all deficits are funded. The low income housing tax credit compliance period expired on December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

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

In September 2008, the investment general partner of Crofton Associates I, Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in November 2010. The anticipated sales price for the property is $842,000, which includes the outstanding mortgage balance of approximately $765,000 and cash proceeds to the investment limited partners of $73,150. Of the total proceeds anticipated to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $65,650 are anticipated to be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In September 2008, the investment general partner of Hickman Associates II, Limited Partnership approved an agreement to sell the property and the transaction is anticipated to close in November 2010. The anticipated sales price for the property is $589,000, which includes the outstanding mortgage balance of approximately $528,000 and cash proceeds to the investment limited partnership of $57,950. Of the total proceeds anticipated to be received, it is anticipated that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $50,450 are anticipated to be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In April 2009, the investment general partner entered into an agreement to transfer its interest in Cambridge Family YMCA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,677,100 and cash proceeds to the investment partnership of $30,000. Of the total proceeds received, $9,246 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $5,754 was returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,754 as of June 30, 2009.

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

In May 2009, the investment general partner entered into an agreement to transfer its interest in Sugarwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,970,215 and cash proceeds to the investment partnerships of $66,933 and $66,933 to Series 17 and Series 19, respectively. Of the total proceeds received, $15,000 and $15,000 for Series 17 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $4,563 and $4,563 from Series 17 and Series 19, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $47,370 and $47,370 was returned to cash reserves held by Series 17 and Series 19, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $47,370 and $47,370 for Series 17 and Series 19, respectively, as of June 30, 2009.

Clinton Estates Limited Partnership (Clinton Estates) is a 24-unit elderly property located in Clinton, Missouri. The property operated with a slight deficit through the fourth quarter of 2009 as a result of low occupancy in the first and second quarter of 2009.  However, occupancy at the property improved dramatically in the fourth quarter due to increased advertising. The property maintained 100% occupancy through the forth quarter 2009. Improved occupancy enabled the property to operate above breakeven in the fourth quarter 2009. In the first quarter of 2010, the investment general partner will continue to monitor management's leasing efforts to ensure that occupancy remains strong. The low income housing tax credit compliance period expired on December 31, 2009. The mortgage, real estate taxes and insurance payments are current.

In January 2010, the investment general partner transferred its interest in Clinton Estates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $705,301 and cash proceeds to the investment partnership of $21,160. Of the total proceeds received $2,760 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,990 will be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Gallaway Associates is a 36-unit elderly property located in Gallaway, TN. The property averaged 80% occupancy through the first half of 2009. Management indicated that the low occupancy was due to a combination of the age and physical condition of the property, as well as the $550 utility deposit. Management has alleviated the burden of the utility deposit by creating individual workout plans with each prospective tenant. Each workout plan is dependent on the tenant's ability to make additional monthly payments. The property has addressed the deteriorating physical conditions by infusing $18,000 from replacement reserves into unit restoration. Unit restoration consists of replacement of outdated appliances, carpets, and doors. All restoration took place throughout the first half of 2009. Since management addressed these two prevailing property issues, occupancy averaged 94% during the fourth quarter of 2009 and the property operated slightly above breakeven for the year. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired.

In May 2009, the investment general partner of Gallaway Associates LP approved an agreement to sell the property and the transaction is anticipated to close in June 2010. The anticipated sales price for the property is $1,117,983, which includes the outstanding mortgage balance of approximately $1,009,983 and cash proceeds to the investment limited partners of $106,560. Of the total proceeds anticipated to be received, $3,960 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is anticipated that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $87,600 are anticipated to be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Sixth Street Partners L.P. (Brookwood Village) is a 72 unit family property located in Blue Springs, MO. In 2008, the property operated below breakeven due to a decrease in occupancy, averaging 89% for the year. The site manager was not properly screening applicants and therefore renting units to undesirable tenants. During 2009, a new site manager was hired and began evicting problematic tenants as well as putting into place a more stringent tenant selection criteria for new applicants. Although this strategy caused the occupancy to remain low and average 82% for 2009, the tenant base is now strong with no evictions or notices to vacate as of December 2009. The occupancy in December was 78% and management anticipates occupancy to slowly increase during 2010. The management team continues to advertise on the internet and in local apartment and rent guides. The mortgage, real estate taxes, and insurance are current. On December 31, 2009, the 15-year low income Housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In November 2009, the operating general partner of Aspen Ridge Apartments, LP entered into an agreement to sell the property and the transaction closed on December 1, 2009. The sales price of the property was $1,250,000, which includes the outstanding mortgage balance of approximately $857,928 and cash proceeds to the investment partnership of $54,305. Of the total proceeds received, $41,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $5,805 will be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,805 as of December 31, 2009.

Series 18

As of December 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 28 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2009 and 2008, Series 18 reflects net loss from Operating Partnerships of $(1,310,655) and $(1,409,420), respectively, which includes depreciation and amortization of $1,769,870 and $1,970,625, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. The property operated with average occupancy of 86% for 2008. However, it was able to breakeven due to management's ability to control operating expenses. In 2009, the Battle Creek area continued to be impacted by a weakening local economy, ultimately affecting occupancy. Throughout 2009, occupancy gradually declined from quarter to quarter. As of December 2009, occupancy was 77% and the property was not able to breakeven. In an effort to improve occupancy, management is aggressively advertising, causing a slight increase in administrative expenses. Also, to attract more traffic to the property, management is offering one month free rent to its new residents. The investment general partner will continue to monitor occupancy and operations. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. All real estate tax, mortgage, and insurance payments are current.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2008 due to low occupancy. During 2008, occupancy averaged 77% for the year. Occupancy has increased throughout 2009 ending the year at 95% as of December 31, 2009. Despite the improvement in occupancy, the property continues to operate below breakeven. The on-site manager will continue aggressive marketing efforts until occupancy stabilizes above 90%. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2008, average physical occupancy was 93% and the property operated below breakeven due to low rental rates and high maintenance expenses associated with making apartments rent ready. Occupancy averaged 92% through the fourth quarter 2009 and was 94% as of December 31, 2009. Although occupancy is strong and expenses remain reasonable, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management company is marketing the available units by working closely with the Housing Authority and by continuing various marketing efforts to attract qualified residents. The mortgage, taxes, insurance and payables are current. The operating general partner continues to fund all operating deficits.

Glen Place Apartments (Glen Place Apartments)is a 35-unit family development located in Duluth, MN. As of December 31, 2009 occupancy was 90%. The operating expenses continue to stay below the state average;s however, the low rental rates in the area continue to prevent the property from achieving breakeven. The management agent has marketed the available units by working closely with the housing authority and implementing various strategies to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current.

In December 2009, the investment general partner transferred its interest in Glen Place Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $971,803 and cash proceeds to the investment limited partner of $25,000. Of the total proceeds received, $13,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $4,000 will be returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $4,000 as of December 31, 2009.

Arch Development, LP (Arch Apartments) is a 75-unit property located in Boston, Massachusetts, and provides low-income housing to homeless, HIV positive, and very low income tenants. In 2008, occupancy averaged 87%. Despite low occupancy, the property operated above breakeven in 2008. Occupancy was 81% as of December 31, 2009, and the property continued to operate above breakeven through the fourth quarter. This Operating Partnership has historically had issues involving late payment of taxes, water, and sewer bills. According to the City of Boston, all payments for the 2009 real estate taxes have been received. First quarter and second quarter 2010 real estate taxes were due on August 3, 2009 and November 2, 2009, respectively. These bills have not been paid. According to the Boston Water and Sewer Department, water and sewer payments are delinquent on five of the five accounts. The last payment on each account was made in December, 2009; however, the payments did not cover the outstanding amount due. December water and sewer bills were mailed out on January 10, 2010. The investment general partner is monitoring this Operating Partnership closely to ensure that taxes, water and sewer bills are paid. To improve occupancy, management continues to work with the Boston Housing Authority to improve applicant processing and move-in timeframes. The Boston Housing Authority's certification and recertification process is very slow and results in large tenant and subsidy receivables from retroactive rent changes. The investment general partner will monitor this Operating Partnership to ensure that occupancy improves. The operating general partner has an unlimited guarantee in time and amount. The first mortgage expired in April 2009. The lender denied the operating general partner's initial request for an extension of the mortgage payment. The operating general partner has made a proposal to the lender to begin a payment plan and is currently awaiting the lender's response. The investment general partner will continue to work with the operating general partner to develop a work-out plan to avoid foreclosure. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property operated below breakeven through the fourth quarter of 2009 due to vacancy loss and high maintenance expenses associated with turning the vacant units and correcting deferred maintenance issues. Occupancy has improved throughout the year and the resident base has been strengthened; however, in September 2009 the property manager unexpectedly left which had a negative impact on operations. By the end of the fourth quarter 2009, occupancy had slipped to 86%. Management had been signing seven-month leases to improve occupancy but this resulted in higher turnover costs and was not effective. Management is now only offering one-year leases. The investment general partner has suggested that management implement resident retention programs to discourage move-outs. Management is running ads in the local paper every weekend and has signs in front of the property advertising rents to drive-by traffic since the property is on a main road. A new property manager has been hired and management is confident that occupancy will improve in the first quarter 2010. The property is struggling with payables. To help reduce payables, management has changed vendors for painting, carpeting, and cabinet replacement to reduce costs. In the fourth quarter of 2009, a loan modification was executed to reduce principal payments from $9,493/month to $5,000/month effective from December 10, 2009 to January 10, 2011. Beginning February 10, 2011, the Operating Partnership will revert back to paying principal of $9,493 per month. The loan modification agreement will ensure increased cash flow over the short term so that the payable issue can be addressed. The mortgage, real estate taxes and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2008, occupancy averaged 91% and the property operated below breakeven. In 2009, average occupancy remained stable at 92%, but the property continued to operate below breakeven status. The operating general partner continues to fund operating deficits as needed. The first mortgage was due to mature in 2009. Extensions have been granted and the operating general partner is working with the lender towards a permanent refinance. The real estate taxes, mortgage, and insurance payments are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Preston Wood Associates, LP (Preston Wood Apartments) is a 62-unit property located in Bentonville, Arkansas. Average occupancy was 75% in 2007 and operations were below breakeven for the year. In 2008, operations further deteriorated and average occupancy was just 46%. In January 2009, the operating general partner brought in a new management company with prior success in the market. Since the new company has assumed management duties, deferred maintenance and physical improvements have been made in an effort to make the property more attractive. In addition, new tenant programs and marketing outreach initiatives were introduced. However, the property remains unable to effectively compete with newer properties in the area due to its age and the fact that it offers fewer amenities than its competitors. In addition, there have been a number of layoffs in Bentonville resulting in evictions and tenants moving out of the area. Further adding to marketing concerns is a road-widening project the City is performing in front of the property. The property sign has been taken down and the construction activity limits drive-by traffic as the property entrance is typically blocked by construction equipment. The City does not allow temporary banners, balloons, or other signs in front of the property. Road work on the side of the road closest to the community will be completed in spring 2010 and work on the opposite side of the road is not anticipated to be completed until 2011. At the end of the fourth quarter of 2009, occupancy was 69% and operations were below breakeven. The permanent debt matured in August 2009 and was initially extended to December 2009. At the end of the fourth quarter 2009 the operating general partner confirmed that the mortgage was extended again to August 2012. All deficits are being funded by the operating general partner. The investment general partner will continue to monitor occupancy and operations. The mortgage, accounts payable, property taxes, and insurance are all current. The low income housing tax credit compliance period expired on December 31, 2009.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Due to lack of cash flow in prior years, replacement reserves were not funded to the required levels. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Eight units at the property are one bedroom units. These units are the most difficult to lease. Management targets seniors for one-bedroom units through outreach with various housing programs. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis for the property in a free weekly advertiser that is distributed throughout town. The applicant screening process has become more stringent in order to maintain a strong tenant base so when vacancies occur they are more difficult to fill. The fourth quarter of 2009 had an average occupancy of 70%. The low occupancy and unit turn costs have caused the property to continue operating below breakeven in 2009. The replacement reserves account is under-funded due to the constant withdrawals of funds to finance capital expenditures and costs related to turnover. The plan is to continue contributions as funds become available and occupancy increases. The investment general partner will continue to work closely with the operating general partner to monitor occupancy, fund of the replacement reserve account, and ensure operational stabilization. A Servicing Workout Plan dated September 28, 2009 was approved by Rural Development to bring the replacement reserve account and accounts payable current, and to increase occupancy to 100% with qualified tenants within the next six to twelve months. To accomplish these goals, rental incentives and discounts are being offered, aggressive marketing techniques are being implemented, and quarterly meetings are being held as a means of tracking progress. A new site manager was hired in August 2009 to assist with the property's overall improvement. A site visit was conducted in October 2009 by the investment general partner. The property was found to be in generally good condition.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue for this property. Occupancy was at 67% at the end of the fourth quarter of 2009. This low occupancy was due to tenants vacating because of unemployment and evictions for nonpayment of rents. Management anticipates improvements in occupancy and operations as a result of a new site manager who was recently hired. In addition to advertising in a local newspaper, distributing flyers, and contacting local employers, the site manager is working with the local housing agencies. Management has also revised advertisements to attract new applicants and added signage to the property to attract prospects. However, the property continues to operate below breakeven. Maintenance expenses remain relatively high. Accounts payable are anticipated to be paid down as occupancy improves and rental income increases. The property is operating under an approved Servicing Workout Plan dated March 3, 2009, which aims to fund the replacement reserves, make payables current, resolve capital improvement issues, and achieve 100% occupancy. Management plans to increase deposits into the replacement reserve and tax and insurance escrow accounts as funds become available. Payables are anticipated to be brought current within a year provided that the property achieves and maintains full occupancy and expenses remain within budget. By spring 2010, funds are expected to be sufficient to cover capital improvements including concrete work on sidewalks. The investment general partner continues to work closely with the operating general partner to monitor the property until occupancy improves and operations stabilize back above breakeven. A site visit was conducted in October 2009. The property was in good condition and continues to be monitored regarding all issues, including the progress of the new site manager, with an emphasis on increasing occupancy.

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

In January 2010, the investment general partner transferred its interest in Maple Leaf Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,057,089 and cash proceeds to the investment limited partner of $1. Of the total proceeds received, $1 will be returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

Series 19

As of December 31, 2009 and 2008 the average Qualified Occupancy for the series was 100%.  The series had a total of 19 properties at December 31, 2009, all of which were at 100% Qualified Occupancy.

For the nine month period ended December 31, 2009 and 2008, Series 19 reflects net loss from Operating Partnerships of $(428,239) and $(754,067), respectively, which includes depreciation and amortization of $1,293,626 and $1,700,738, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas. In the past, inadequate rental rates were not covering normal operating expenses. In 2008, Rural Development approved a rent increase of approximately $15 per unit, even though the operating general partner had requested $60 per unit. The increased rents caused resident turnover and occupancy decreased to average 87% in 2008. The property operated below breakeven in 2008 due to the low occupancy. In 2009 occupancy averaged 92%. Despite this, the property continues to operate below breakeven due to insufficient rental rates. To increase traffic, management is working with local agencies and businesses. The operating general partner is funding all deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven due to low rent levels in the area. Occupancy at the property averaged 98% in 2007 and 99% in 2008. Occupancy has remained strong in 2009; the property is 100% occupied as of December 2009. Despite strong occupancy, the property continued to operate below breakeven through 2009 due to the low rent levels which remain stagnant in the area. The area is rural with few employment opportunities. The property receives a grant from the State to enable the property to reduce the rents for the residents but not lose any income. The grant is received annually and is valid through December 2010. Upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to significantly reduce operating deficits. The Operating Partnership is currently in non-compliance status with Missouri Housing Development Corporation (MHDC) because the property did not submit an audit for 2007 by the state deadline. The MHDC requires the submission of an annual audit. Per the operating general partner, he chose to have the Operating Partnership issue a tax return rather than an audit since the low income housing tax credit compliance period expired on December 31, 2009, and the property has historically operated at a deficit. The property did not have the funds to perform an audit. The operating general partner appealed MHDC's audit requirement ruling, but his request was denied. The 2007 and 2008 audits were finalized June 25, 2009, and the operating general partner is working with the MHDC to enter the audits into the system. The operating general partner and management believe that as soon as both audits and the 2009 budget are uploaded to MHDC's system, the property's non-compliance standing should be lifted. The opearting general partner and management have frequently contacted MHDC to upload all of the necessary documents to return the property to compliance status, but as of December 31, 2009 the documents had not been uploaded. High utility expenses in the third quarter of 2009 also contributed to the below breakeven performance. According to management, the City of Carrollton has dramatically increased water and sewer billing rates to cover the cost of repairs to the water lines. The due dates for the primary and secondary mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current. Operating deficits have been funded through the operating general partner and the investment limited partner contributions. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. During 2008, communication with the new operating general partner became extremely difficult. The operations declined and the property operated below breakeven for 2008 with occupancy ending at 63% for December 2008. During the first quarter of 2009, the investment general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests. We anticipate an offer by the first quarter of 2010. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. The investment general partner met with the operating general partner in September in an effort to push forward the potential sale. The investment limited partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The total potential recapture is $29,750. The 15-year low income housing tax credit compliance period expires at December 31, 2010.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2008, average occupancy was 94%; however, the property continued to operate below breakeven due to high operating expenses. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continued to operate below breakeven in 2009. Through the fourth quarter of 2009 average occupancy was 96% and at the end of the quarter was 97%. The operating general partner has stated that refinance is not an option due to a prohibitively expensive yield maintenance penalty. However, he has stated that they have entered preliminary discussions with regards to reducing their monthly debt service by an alternative arrangement with the lender so as to allow the property increased cash flow. The operating general partner continues to address settlement concerns by slab-jacking to stabilize movement. All buildings are on-line and deferred maintenance does not appear to be an issue. The operating general partner is actively repairing drywall cracks, adjusting sticking doors, and repainting impacted units. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,600,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The property operated below breakeven in 2008 despite average occupancy of 98%. Occupancy at the end of the fourth quarter 2009 was 83% and the property continues to operate below breakeven. The decrease in occupancy can be attributed primarily to job loss as a result of several shops closing down in the area over the past year. Management is advertising in the local paper, as well as posting flier in response to the decrease in occupancy. The operating deficit is being funded with a cash overdraft. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges. The replacement reserve was underfunded in 2008. The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status. The operating deficit guarantee is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe LP (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2008, despite average occupancy of 94% and static operating expenses, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy has remained strong in 2009, ending the year at 90%, but rent levels remain insufficient to cover expenses. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current. The low income housing tax credit compliance period expired on December 31, 2009, and the investment limited partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

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

In May 2009, the investment general partner entered into an agreement to transfer its interest in Sugarwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,970,215 and cash proceeds to the investment partnerships of $66,933 and $66,933 to Series 17 and Series 19, respectively. Of the total proceeds received, $15,000 and $15,000 for Series 17 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $4,563 and $4,563 from Series 17 and Series 19, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $47,370 and $47,370 will be returned to cash reserves held by Series 17 and Series 19, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $47,370 and $47,370 for Series 17 and Series 19, respectively, as of June 30, 2009.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Willowood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,639,504 and cash proceeds to the investment partnership of $269,684. Of the total proceeds received, $35,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $225,559 was returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $225,559 as of June 30, 2009.

In December 2009, the investment general partner transferred its interest in Wedgewood Lane Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $937,637 and cash proceeds to the investment limited partner of $26,500. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $11,500 will be returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on January 5, 2010; so a receivable in the amount of $11,500 has been recorded for Series 19 as of December 31, 2009. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of December 31, 2009.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued GAAP for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

In February 2007, the FASB issued GAAP for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Fund adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In June 2006, GAAP for Accounting for Uncertainty in Income Taxes, an interpretation of GAAP for Accounting for Income Taxes, was issued. This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. If the position taken is "more-likely-than-not" to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer's GAAP financial statements. Earlier proposed interpretations of GAAP for Accounting for Income Taxes had recommended a "probable" standard for recognition of tax consequences rather than the "more-likely-than-not" standard finally adopted.

Because the Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes, this guidance does not currently have any impact on the Fund's financial statements.

In April 2009, the FASB issued GAAP for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund III L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Fund's financial condition or results of operations.

Recent Accounting Changes - continued

In November 2008, the FASB issued GAAP on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund's financial condition or results of operations.

In May 2009, the FASB issued GAAP for Subsequent Events. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It is effective for Boston Capital Tax Credit Fund III L.P. as of and for the interim period ended June 30, 2009, and has no material impact on the Fund's financial condition or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance will not have a material effect on the Fund's financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Fund's accounting policies. The adoption of the Codification did not have a material impact on the Fund's financial position or results of operations.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 16, 2010	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 16, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 16, 2010	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal