Form 10-K
period 2010-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2010-06-29
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2010 or

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
FOR THE YEAR ENDED MARCH 31, 2010

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

A Registration Statement on Form S-11 and the related prospectus, as supplemented (together with each subsequently filed prospectus, as supplemented, the “Prospectus”) was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC.  On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series.  The registration for additional BACs became effective on October 6, 1993.  As of March 31, 2010, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020.  The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Offering of the Fund.

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

As of March 31, 2010 the Fund had invested in 40 Operating Partnerships on behalf of Series 15, 46 Operating Partnerships on behalf of Series 16, 39 Operating Partnerships on behalf of Series 17, 26 Operating Partnerships on behalf of Series 18 and 19 Operating Partnerships on behalf of Series 19.  A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1B.                             Unresolved Staff Comments

Not applicable.

Item 2.                                     Properties

The Fund has acquired a limited partnership interest in 170 Operating Partnerships in five series, identified in the table set forth below.  In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.”  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable Report on Form 8-K.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
April Gardens Apts. III	Las Piedras, PR	32	$1,404,182	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,216,488	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	486,835	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	944,569	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	744,320	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	755,811	03/92	09/92	100%	152,282

Calexico Senior Apts.	Calexico, CA	38	1,841,460	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	702,261	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,222,663	10/92	09/93	100%	247,599

Deerfield Commons	Crewe, VA	39	1,176,299	04/92	06/92	100%	242,430

East Park Apts. I	Dilworth, MN	24	448,921	06/94	01/94	100%	406,100

Graham Village Apts.	Graham, NC	50	1,074,014	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	653,194	04/94	10/75	100%	76,069

Greenwood Village	Fort Gaines, GA	24	640,357	08/92	05/93	100%	131,268

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Hadley’s Lake Apts.	East Machias ME	18	$992,315	09/92	01/93	100%	$291,400

Hammond Heights Apts.	Westernport, MD	35	1,419,221	07/92	02/93	100%	327,944

Harvest Point Apts.	Madison, SD	30	1,138,787	03/95	12/94	100%	268,760

Hearthside II	Portage, MI	60	1,727,854	04/92	11/92	100%	1,153,620

Lakeside Apts.	Lake Village AR	32	1,169,220	08/94	08/95	100%	282,004

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,021,672	03/92	02/92	100%	229,986

Lebanon Village II	Spring Grove, VA	24	868,319	08/92	02/93	100%	169,000

Livingston Plaza	Livingston, TX	24	634,803	12/92	11/93	100%	176,534

Manning Lane Apts.	Manning, SC	42	1,403,973	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville, GA	18	527,762	08/92	12/92	100%	114,200

Meadow View Apts.	Grantsville, MD	36	1,417,394	05/92	02/93	100%	291,322

Monark Homes	Van Buren & Barling, AR	10	296,192	06/94	03/94	100%	239,800

North Prairie Manor Apts.	Plainwell, MI	28	835,960	09/92	05/93	100%	206,820

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
North Trail Apts.	Arkansas City, KS	24	$777,197	09/94	12/94	100%	$194,118

Payson Senior Center Apts.	Payson, AZ	39	1,424,071	08/92	08/92	100%	365,755

Rainier Manor Apts.	Mt. Rainier, MD	104	3,327,583	04/92	01/93	100%	1,095,382

Ridgeview Apartments	Brainerd, MN	24	827,626	03/92	01/92	100%	165,434

Rio Mimbres II Apts	Deming, NM	24	739,837	04/92	04/92	100%	149,811

Shenandoah Village	Shenandoah, PA	34	1,404,486	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	759,373	07/92	02/93	100%	178,084

Sunset Sq. Apts.	Scottsboro, AL	24	704,722	09/92	08/92	100%	143,900

University Meadows	Detroit, MI	53	2,297,547	06/92	12/92	100%	1,676,750

Village Woods	Healdton, OK	24	660,962	08/94	12/94	100%	173,616

Villas Del Mar	Urb.Corales de Hatillo, PR	32	1,406,262	08/92	08/92	100%	307,200

Weedpatch Country Apts.	Weedpatch, CA	36	1,880,544	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	501,679	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Abbey Orchards Apts.II	Nixa, MO	56	$1,095,153	08/94	07/94	100%	$1,137,750

Bernice Villa Apts.	Bernice, LA	32	831,718	05/93	10/93	100%	200,476

Brunswick Manor Apts.	Lawrenceville, VA	40	1,349,394	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	732,243	11/92	01/93	100%	175,959

Carriage Park Village	Westville, OK	24	650,736	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	478,890	10/92	07/93	100%	102,500

Crystal Ridge Apts.	Davenport, IA	126	3,220,359	10/93	02/94	100%	3,032,972

Cumberland Woods Apts.	Middlesboro, KY	40	1,383,540	12/93	10/94	100%	412,700

Deer Run Apts.	Warrenton, NC	31	535,220	08/93	03/93	100%	572,200

Fairmeadow Apts.	Latta, SC	24	838,616	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	985,648	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	708,082	12/92	09/93	100%	162,397

Greenfield Properties	Greenfield, MO	20	502,042	01/93	05/93	100%	126,046

Harmony House Apts.	Galax, VA	40	1,377,880	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	3,224,262	08/94	09/95	100%	2,005,814

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Holly Tree Manor	Holly Hill, SC	24	$844,161	11/92	02/93	100%	$201,490

Isola Square Apartments	Isola, MS	32	924,082	11/93	04/94	100%	246,722

Joiner Manor	Joiner, AR	25	724,378	01/93	06/93	100%	149,670

Landview Manor	Bentonia, MS	28	801,185	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,300,751	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	838,482	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,239,252	09/92	03/93	100%	274,750

Meadows of Southgate	Southgate, MI	83	1,950,774	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,874,374	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,219,350	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	889,300	02/93	10/93	100%	221,626

Oak Forest Apts.	Eastman, GA	41	1,108,906	12/92	10/93	100%	251,269

Parkwoods Apts.	Anson, ME	24	1,221,572	12/92	09/93	100%	320,206

Plantation Manor	Tchula, MS	28	782,741	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	491,235	12/93	11/94	100%	100,249

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Sable Chase of McDonough	McDonough, GA	222	$3,852,297	12/93	12/94	100%	$5,618,968

Simmesport Square Apts.	Simmesport, LA	32	850,910	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	785,288	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	901,080	05/93	09/93	100%	206,086

Stony Ground Villas	St. Croix, VI	22	1,350,692	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	645,957	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	727,844	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	713,255	12/92	07/94	100%	144,304

The Woodlands	Tupper Lake, NY	18	894,307	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,521,317	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	808,647	05/93	10/93	100%	185,392

Victoria Pointe Apts.	North Port, FL	42	1,378,767	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,412,574	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	939,334	05/93	05/93	100%	231,741

Willcox Senior Apts.	Willcox, AZ	30	1,050,041	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,375,674	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Annadale Apartments	Fresno, CA	222	$14,400,029	01/96	06/90	100%	$1,108,873

Artesia Properties	Artesia, NM	40	1,321,551	09/94	09/94	100%	399,464

Briarwood Apartments	Clio, SC	24	853,281	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	813,152	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,080,420	10/93	05/94	100%	252,700

Brookwood Village	Blue Springs, MO	72	2,049,944	12/93	12/94	100%	1,629,100

Cairo Senior Housing	Cairo, NY	24	1,022,539	05/93	04/93	100%	201,711

College Greene Senior Apts	Chili, NY	110	3,629,202	03/95	08/95	100%	232,545

Crofton Manor Apts.	Crofton, KY	24	752,634	04/93	03/93	100%	168,420

Deerwood Village Apts	Adrian, GA	20	607,413	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,115,101	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,044,681	07/93	05/93	100%	189,364

Gallaway Manor Apts.	Gallaway, TN	36	1,003,166	04/93	05/93	100%	221,432

Glenridge Apartments	Bullhead City, AZ	52	1,956,025	06/94	06/94	100%	520,500

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Green Acres Estates	West Bath, ME	48	$902,942	01/95	11/94	100%	$135,849

Green Court Apartments	Mt. Vernon, NY	76	2,197,669	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,747,039	05/93	04/94	100%	2,980,421

Hickman Manor Apts. II	Hickman, KY	16	500,516	11/93	12/93	100%	134,094

Hill Estates, II	Bladenboro, NC	24	965,952	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	640,047	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,021,673	11/93	08/94	100%	304,556

Jonestown Manor Apts.	Jonestown, MS	28	828,494	12/93	12/94	100%	243,605

Largo Ctr. Apartments	Largo, MD	100	3,780,737	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	2,894,297	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,420,498	02/94	12/94	100%	288,268

Oakwood Manor of Bennettsville	Bennettsville, SC	24	834,264	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,308,639	11/93	03/94	100%	439,277

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Palmetto Villas	Palmetto, FL	49	$1,525,543	05/94	04/94	100%	$421,795

Park Place	Lehigh Acres, FL	36	1,289,684	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	759,652	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	829,696	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	2,191,119	12/93	12/94	100%	909,231

Seabreeze Manor	Inglis, FL	37	1,178,897	03/94	01/95	100%	294,387

Soledad Senior Apts.	Soledad, CA	40	1,839,164	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	814,403	09/93	06/94	100%	902,915

Waynesburg House Apts.	Waynesburg, PA	34	1,424,656	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,352,900	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,546,299	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	742,221	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Bear Creek Apartments	Naples, FL	118	$4,650,800	03/94	04/95	100%	$3,586,687

Briarwood Apartments	Humbolt, IA	20	682,385	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,723,860	03/94	12/94	100%	519,100

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,346,195	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	800,937	01/94	01/95	100%	214,824

Evergreen Hills Apts.	Macedon, NY	72	2,525,044	08/94	01/95	100%	1,627,293

Harris Music Building	West Palm Beach, FL	38	1,491,893	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield, CA	60	992,740	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,411,962	08/93	05/94	100%	1,029,000

Leesville Elderly Apts.	Leesville, LA	54	1,906,405	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,093,477	07/94	09/94	100%	595,439

Marengo Park Apts.	Marengo, IA	24	713,964	10/93	03/94	100%	133,552

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Meadowbrook Apartments	Oskaloosa, IA	16	$460,864	11/93	09/94	100%	$96,908

Meadows Apartments	Show Low, AZ	40	1,418,503	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	1,418,673	06/94	12/94	100%	644,175

Newton Plaza Apts.	Newton, IA	24	772,129	11/93	09/94	100%	166,441

Oakhaven Apartments	Ripley, MS	24	463,943	01/94	07/94	100%	116,860

Parvin’s Branch Townhouses	Vineland, NJ	24	408,103	08/93	11/93	100%	761,856

Peach Tree Apartments	Felton, DE	32	1,409,756	01/94	07/93	100%	206,100

Pepperton Villas	Jackson, GA	29	824,094	01/94	06/94	100%	222,762

Prestonwood Apartments	Bentonville,AR	62	557,087	12/93	12/94	100%	1,067,200

Rio Grande Apartments	Eagle Pass, TX	100	1,947,591	06/94	05/94	100%	666,840

Vista Loma Apartments	Bullhead City, AZ	41	1,537,958	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	212,023	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	1,829,186	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2010

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Callaway Villa	Holt’s Summit, MO	48	$933,814	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,322,464	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,346,195	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	3,074,104	06/96	12/95	100%	2,145,000

Delaware Crossing Apartments	Ankeny, IA	152	2,636,592	08/94	03/95	100%	3,337,884

Hebbronville Senior	Hebbronville, TX	20	488,509	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,093,735	05/94	08/95	100%	1,715,351

Lone Star Senior	Lone Star, TX	24	577,115	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	913,518	05/94	08/95	100%	227,910

Martindale Apts.	Martindale, TX	24	632,748	12/93	01/94	100%	154,790

Munford Village	Munford, AL	24	722,469	10/93	04/94	100%	165,800

Northpoint Commons	Kansas City, MO	158	3,952,453	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	620,894	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,667,550	03/95	05/95	100%	499,104

Seville Apartments	Forest Village, OH	24	647,381	03/94	03/78	100%	71,780

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2010

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/09	Acq Date	Const Comp	Qualified Occupancy 3/31/10	Cap Con Paid Thru 3/31/10
Sherwood Knoll	Rainsville, AL	24	$742,119	10/93	04/94	100%	$162,500

Summerset Apartments	Swainsboro, GA	30	898,531	01/94	11/95	100%	223,029

Village North I	Independence, KS	24	807,370	06/94	12/94	100%	190,471

Vistas at Lake Largo	Largo, MD	110	4,319,042	12/93	01/95	100%	2,833,420

Item 3.            Legal Proceedings

None.

Item 4.            (Removed and Reserved.)

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

(b)             Approximate number of security holders

As of March 31, 2010 the Fund has 12,776 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 15 consists of 2,367 investors holding 3,870,500 BACs, Series 16 consists of 3,278 investors holding 5,429,402 BACs, Series 17 consists of 2,817 investors holding 5,000,000 BACs, Series 18 consists of 2,042 investors holding 3,616,200 BACs, and Series 19 consists of 2,272 investors holding 4,080,000 BACs at March 31, 2010.

(c)              Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2010.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations.  Fund management fees accrued during the year ended March 31, 2010 were $1,796,137, and total fund management fees accrued as of March 31, 2010 were $23,672,794.  During the year ended March 31, 2010 the Fund paid fees of $1,882,257 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2010, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2010, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2010, 28 of the properties have been disposed of and 40 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16).  The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16.  Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2010, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2010, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2010, 18 of the properties have been disposed of and 46 remain. The Fund had completed payment of all installments of its capital contributions to 62 of the 64 Operating Partnerships.  Series 16 has $51,792 in capital contributions that remain to be paid to the other 2 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 17).  The Fund commenced offering BACs in Series 17 on January 24, 1993.  The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17.  Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2010, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2010, 10 of the properties have been disposed of and 39 remain. The Fund had completed payments of all installments of its capital contributions to 46 of the 49 Operating Partnerships.  Series 17 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,798 as of March 31, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18).  The Fund commenced offering BACs in Series 18 on June 17,1993.  The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18.  Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2010, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2010, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205. As of March 31, 2010, 8 of the properties have been disposed of and 26 remain. The Fund had completed payments of all installments of its capital contributions to 32 of the 34

Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8, 1993.  The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19.  Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2010, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2010, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485. As of March 31, 2010, 7 of the properties have been disposed of and 19 remain.  The Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2010 and 2009, was $1,293,970 and $1,546,001, respectively.

The Fund’s investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund’s investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 40 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $(447,576) and $2,001,140, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 15 was $0.  Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) for series 15 was $375,280 and $535,767, respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership, impairments, and the fund management fee.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to keep those units occupied. There are several other low income tax credit developments in the area offering rental assistance, and this competition has contributed to the property’s historically low occupancy. It remains difficult to rent units without rental assistance.  The property is offering two months of free rent as a leasing incentive and the management company continues to advertise heavily in surrounding areas. Occupancy was 66% at the end of the first quarter of 2010.  The property operated below breakeven in 2009 due to the low occupancy combined with an increase in operating expenses. Through the first quarter of 2010, the property is operating above breakeven due to a decrease in maintenance and administrative expenses. The investment general partner will conduct a site visit in the third quarter of 2010 to ensure the property is being properly maintained. The operating general partner continues to fund operating deficits as needed.  The mortgage payments, taxes, insurance, and accounts payable are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 62% in 2009 and was 63% at the end of the first quarter of 2010. The property operated below breakeven in 2009 and continues to operate below breakeven through the first quarter of 2010.  The continued low occupancy is partially due to economic conditions in the area. There are also several competitive properties less than a mile from the property. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. Management continues to evict between two and three residents each month. Marketing consists of advertisements in local newspapers and distributing flyers to local businesses, churches, and schools. Management has also contacted the local housing authority. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount. The low income housing tax credit compliance period expired on December 31, 2008. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH.  The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. During 2008, communication with the new operating general partner became extremely difficult while operations declined.  The property operated below breakeven in 2008.  During the first quarter of 2009, the operating general partner learned that the current management company’s contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings.  Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable potential operating general partner that is interested in acquiring the operating general partner and investment general partner interests.  We anticipate an offer in the third quarter 2010. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development.  This has improved the overall management of the property. The investment limited partner met with the operating general partner in September 2009 in an effort to push forward the potential sale. The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. The low income housing tax credit compliance period expired on December 31, 2009.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property has historically operated with low occupancy, which has resulted in below breakeven operations. In 2009, this property continued to face several challenges. Despite efforts to reduce vacancy through aggressive marketing, occupancy ended in the fourth quarter of 2009 at 85%, and the property continued to operate below breakeven through 2009. Marketing consists of advertisements in local newspapers and distributing flyers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program.  To help retain residents, management is offering onsite events to enhance the sense of community. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols.  Because of ongoing operating cash flow issues the property was put under a workout plan with Rural Development in 2008.  The goal of the plan was to fully fund the tax and insurance escrow as well as the replacement reserve. However, due to continued low occupancy, management was unsuccessful in fully funding the tax and insurance escrow and replacement reserve account. In December 2009 management informed Rural Development of the issue and at this time is waiting for their response. Through first quarter 2010, the property is continuing to operate with low occupancy and as a result is unable to breakeven. As of March 2010, the property was 84% occupied. The operating general partner’s operating deficit guarantee has expired. The Operating Partnership’s mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Rainier Manor Apartments is a 104-unit family development located in Mount Rainier, MD. The property was constructed in 1993. At the time of construction, the general contractor installed the waterproofing system for the buildings improperly. As a result of the improper installation and subsequent slow leaks, the operating general partner recently became aware of severe structural deficiencies at the property. Two units are currently out of service, but there have been no reports of mold growth. An engineering report was conducted and estimated costs of repair are $1,300,000. The operating general partner has indicated an intention to refinance the debt and take out sufficient capital in order to make the necessary repairs. As there is a lockout period on the prepayment of the debt, the operating general partner is in negotiations with the lender to allow for early prepayment.  To help expedite the negotiations, the operating general partner has not made the December or January mortgage payments, hoping to work out the issue and reduce the pre-payment penalty.  The investment general partner is awaiting a response from the lender. The Operating Partnership’s 15-year low income housing tax credit compliance period expired on December 31, 2007.

In February 2010, the operating general partner of Rainier Manor Associates LP approved an agreement to sell the property and the transaction is scheduled to close in July 2010. The anticipated sales price for the property is $3,300,000, which includes the outstanding mortgage balance of approximately $3,293,443 and cash proceeds to the investment partnerships of $0.  There are no proceeds from the sale anticipated to be returned to cash reserves held by Series 14 and Series 15, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In February 2010, the operating general partner of North Prairie Manor L.D.H.A. LP approved an agreement to sell the property and the transaction is scheduled to close in December 2010.  The anticipated sales price for the property is $945,468, which includes the outstanding mortgage balance of approximately $835,468 and cash proceeds to the investment partnership of $69,037.  Of the total proceeds estimated to be received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, it is expected that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $51,037 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 16).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 46 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $(148,487) and $(3,460,994), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 16 was $0.  Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010, and 2009, the net income (loss) for series 16 was $(388,421) and $(935,510), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership, impairments, and the fund management fee.

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

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property is suffering from low occupancy due to a weak rental market. In addition, St. Croix Commons experienced a higher than anticipated rate of turnover, primarily due to delinquency, evictions, and skips. Most of the residents who vacated lost their employment and could no longer pay their rent. Occupancy at the end of the first quarter of 2010 was 88%.  Low occupancy and low rental rates in the area continued to prevent the property from achieving breakeven operations through the first quarter of 2010. Operating expenses are below the state average. The management agent continues to market the available units by working closely with the local housing authority and implementing various marketing efforts to attract qualified residents.  The operating general partner continues to financially support the Operating Partnership. The operating general partner’s operating deficit guarantee is unlimited in time and amount.  The mortgage, taxes, insurance and payables are current.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA.  In 2009, the property operated below breakeven due to low occupancy.  According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased demand. However, several businesses are rumored to be moving from Atlanta to McDonough, which should increase the need for housing in the area. During 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new fliers, balloons and flags to enhance the property’s visibility within the community. Occupancy continued a slow but steady increase throughout 2009, ending the year at 80%.  During the first quarter of 2010, occupancy increased each month ending at 86% in March 2010. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. A transfer of the operating general partner interest is currently pending investment limited partnership approval.

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

In November 2009, the investment general partner transferred its interest in Cape Ann YMCA Community Center to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,643,215 and cash proceeds to the investment limited partner of $77,076.  Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $62,076 were returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $62,076 as of December 31, 2009.

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri.  The property has, historically, operated above breakeven with occupancy above 90%.  However, occupancy began to decline rapidly in the first quarter of 2008 due to the manager’s lack of marketing and leasing ability.  The manager was replaced, and soon after the curb appeal and amenities were improved, and marketing was significantly increased. As a result, occupancy increased reaching a 2009 second quarter average of 93%. However, occupancy declined slightly to an average of 88% through the first quarter of 2010. This decline was due primarily to home purchases and evictions for non-payment. The operating general partner’s guarantee expired in 2004; however, the operating general partner continues to fund operating deficits as needed.  The mortgage, taxes and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2008, the investment general partner of Davenport Housing Associates LP approved an agreement to sell the property and the transaction closed in April 2010.  The sales price for the property was $4,190,000, which includes the outstanding mortgage balance of approximately $3,210,351 and cash proceeds to the investment limited partners of $147,105.  Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $132,105 were returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In January 2009, the investment general partner entered into an agreement to transfer its interest in Palatine LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,338,476 and cash proceeds to the investment limited partner of $40,234.  Of the total proceeds received, $1,271 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,161 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $33,802 were returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $33,802 as of March 31, 2009

Joiner Elderly, Limited Partnership is a 25-unit development in Joiner, AR.  In 2009, average occupancy was 80% and the property operated below breakeven for the year. Occupancy peaked at 92% in May 2009, and was down to 68% by the end of the fourth quarter.  This decrease was primarily due to poor economic situations and a smaller tenant pool. Properties with rental assistance located in the area in recent years have also negatively impacted occupancy.  In November 2009 the property entered into a work out plan approved by Rural Development in an attempt to address the vacancy situation.  In accordance with the work out plan, the previous site manager was let go and a temporary manager has assumed this role until a full time manager is hired.  The temporary manager has effectively increased occupancy to 80% as of March 2010. In addition, the management company has been advertising in the local paper, distributing fliers, and offering concessions to combat the low occupancy.  Rural Development has approved a rent increase affective April 1, 2010.  The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In November 2009, the operating general partner of 1413 Leavenworth Historic LP entered into an agreement to sell the property and the transaction closed on December 18, 2009.  The sales price of the property was $2,300,000, which includes the outstanding mortgage balance of approximately $1,784,032 and cash proceeds to the investment limited partnership of $13,444.  Of the total proceeds received, $13,444 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  There are no remaining proceeds from the sale to be returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2009.

(Series 17).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the Series was 100%.  The series had a total of 39 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $(1,432,726) and $(1,875,898), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 17 was $0.  Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) for series 17 was $128,876 and $(1,389,081), respectively.  The major components of these amounts are the Fund’s share of income (losses) from Operating Partnership, impairments, and the fund management fee.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI.  Average occupancy in 2009 was 89% and the property operated below breakeven. Occupancy as of March 2010 was 91% and 100% as of April 2010. The property management is scaling back concessions based on increased occupancy and current rental rates. It is antipicated the property will have an increased rental income in 2010. Despite the slight improvement in occupancy and projected rental income increase, the property continues to operate below breakeven due to higher maintenance expenses and real estate taxes. The operating general partner continues to fund all operating deficits. The mortgage, real estate taxes and insurance payments are current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Skowhegan Housing, LP (West Front Residence) is a 30-unit property located in Skowhegan, ME.  Through the first quarter of 2010, the property operated below breakeven. The Operating Partnership’s cash flow from operations was not sufficient to cover operating expenses without postponed payments of management fees and payroll expenses.  In addition, the Operating Partnership did not make the second payment of 2009 real estate taxes and has an underfunding in the tax and insurance escrow.  Occupancy remains strong and ended the first quarter of 2010 at 98%. The payables are still high at the property. The investment general partner will continue to work with the operating general partner to ensure the operating general partner advances money to pay down the outstanding payables.  Mortgage and insurance payments are current but taxes were not funded during the first quarter 2010.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine.  Through the first quarter of 2010 the property continues to operate below breakeven due to low occupancy.  As of March 31, 2010 the property was 75% occupied. Low occupancy was the result of poor management at the site.  At the end of the first quarter 2010, management hired a new property manager.  The new manager has more experience in the market.  To increase occupancy, the new manager has increased marketing and outreach.  Additionally, management has approached prospective residents on waiting lists for other developments to offer vacant units at this property.  Management anticipates that occupancy will stabilize with the new property manager and increased marketing efforts. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. All taxes, insurance, and mortgage payments are current.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. In 2009, the property operated slightly below breakeven due to increased maintenance and administrative expenses.  The increase in expenses was attributed to high turnover due to the poor market conditions and the increased marketing and advertising efforts put forth by management.  In the first quarter of 2010, slightly improved market conditions caused an increase in occupancy. As of March 31,2010 the property was 94% occupied.  The property is currently operating above breakeven as management has improved occupancy, reduced marketing costs, and decreased turnover costs. The investment general partner will continue to monitor operations at the property to ensure above breakeven operations are maintained in the second quarter of 2010.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  All taxes, insurance, and mortgage payments are current.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses, and deferred maintenance issues. Occupancy averaged 73% in 2009. The low occupancy was caused by the property’s lack of rental assistance. Only 28 units had rental assistance, and rents on the remaining units were high relative to what the market could pay. Rural Development agreed to transfer 18 additional units of rental assistance to the property in 2009 and, as a result, occupancy increased to 88% by December. The property has maintained occupancy at 88% through the end of the first quarter of 2010. Despite the increased occupancy the property continues to operate well below breakeven.  Taxes are in arrears, and were sold at a tax certificate sale. On January 5, 2010 Rural Development issued a notice of acceleration on the debt. The reasons for the acceleration were the failure to pay the real estate taxes, adequately fund replacement reserves, maintain the complex in a decent, safe, and sanitary condition, submit an operating budget, and maintain an acceptable occupancy rate. The operating general partner requested a meeting with Rural Development as a result of the acceleration.  The meeting was held on February 10, 2010.  The operating general partner offered several proposals to resolve the cash flow issue including Rural Development approving debt deferral for a period of two years, a rent increase of $30 per unit, the borrower and the investment limited partenr contributing funds, and the deferral of the management fee. Rural Development responded that they did not believe any of the proposals were sufficient and that they were continuing to move forward with the acceleration. The operating general partner has requested mediation to resolve the dispute with Rural Development. The investment general partner will continue to monitor this situation closely. The low income housing tax credit compliance period expired on December 31, 2009.

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

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II — Series 14, Series 17 and Boston Capital Tax Credit Fund IV Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners’ investment in the Operating Partnership in accordance with the equity method of accounting.   In April 2010, the investment limited partner transferred 49% of its interest for $262,209.  Of the proceeds received, $5,200, $1,600 and $13,200 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer.  The remaining proceeds of $62,974, $19,377 and $159,858, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively.  The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.  The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property, located in Naples, FL. Due to local economic conditions, occupancy began decreasing from its historical average of near 100% in 2007. Occupancy averaged 90% in 2008 and 94% in 2009 with below breakeven operations. As economic conditions have deteriorated in Florida, the property has continued to struggle. Prior to 2007, the Naples area had experienced significant growth in the construction industry, but in 2007 construction halted due to oversupply and declining property values.  In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers.  As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and rental rates declined significantly. In addition, the tourism market has slowed, resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the area as rents became unaffordable to many. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease. Although the property has been able to maintain occupancy above 90%, operations have remained below breakeven. Management is working with tenants to make payment arrangements in an effort to reduce bad debt and evictions. At the end of the first quarter of 2010, occupancy was 97% with below breakeven operations. The investment general partner will work with the operating general partner to reduce bad debt and ensure that all deficits are funded.  The low income housing tax credit compliance period expired on December 31, 2009. The mortgage, real estate taxes, and insurance payments are current.

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

In January 2010, the investment general partner transferred its interest in Clinton Estates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $705,301 and cash proceeds to the investment partnership of $21,160. Of the total proceeds received $2,760 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,990 will be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $10,900 as of March 31, 2010. In addition, equity outstanding for the Operating Partnership in the amount of $15,097 was recorded as gain on the sale of the Operating Partnership as of March 31, 2010.

Gallaway Associates is a 36-unit elderly property located in Gallaway, TN.  The property averaged 80% occupancy through the first half of 2009.  Management indicated that the low occupancy was due to a combination of the age and physical condition of the property, as well as the $550 utility deposit.  Management has alleviated the burden of the utility deposit by creating individual workout plans with each prospective tenant.  Each workout plan is dependent on the tenant’s ability to make additional monthly payments. The property has addressed the deteriorating physical conditions by infusing $18,000 from replacement reserves into unit restoration.  Unit restoration consists of replacement of outdated appliances, carpets, and doors.  All restoration took place throughout the first half of 2009.  Since management addressed these two prevailing property issues occupancy increased from a low of 69% in May 2009 to 100% by November 2009, with operations just above breakeven status.  Occupancy is averaging 98% through the first quarter of 2010 with operations remaining slightly above breakeven.  The mortgage payments, taxes, insurance, and accounts payable are all current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired.

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

Sixth Street Partners L.P. (Brookwood Village) is a 72-unit family property located in Blue Springs, MO.  During 2009, a new site manager was hired and began evicting problematic tenants as well as putting into place a more stringent tenant selection criteria for new applicants.  Although this strategy caused the occupancy to remain low and average 82% for 2009, the tenant base is now strong with no evictions currently planned.  Due to the low occupancy and increased maintenance costs, the property operated below breakeven in 2009.  The occupancy in December 2009 was 78% and management anticipates occupancy to slowly increase during 2010.  The first quarter of 2010 showed significant signs of improvement averaging 96% for the quarter and 97% in March 2010.  The management team continues to advertise on the internet and in local apartment and rent guides.  The mortgage, real estate taxes, and insurance are current. On December 31, 2009, the 15-year low income Housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

(Series 18).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2009 and 2008, the series, in total, generated $(1,190,208) and $(2,304,963), respectively, in passive tax income

(losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 18 was $0. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) for series 18 was $(259,492) and $(356,773), respectively.  The major components of these amounts are the Fund’s share of losses from Operating Partnership, impairments, and the fund management fee.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan.  In 2009, the Battle Creek economy weakened considerably, which ultimately affected occupancy at the property. Throughout 2009, occupancy gradually declined.  As of December 2009, occupancy was 77% and the property was not able to breakeven. Through first quarter of 2010 physical occupancy continued to decline. As of March 2010 the property was 73% occupied and operating below breakeven. In an effort to improve occupancy, management is aggressively advertising, causing a slight increase in administrative expenses.  Also, to attract more traffic to the property, management is offering one month free rent to its new residents.  The investment general partner will continue to monitor occupancy and operations.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  All real estate tax, mortgage, and insurance payments are current.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana.  The property operated below breakeven in 2008 due to low occupancy. During 2008, occupancy averaged 77% for the year.  Occupancy increased throughout 2009 ending the year at 95% as of December 31, 2009.  Despite the improvement in occupancy, the property operated below breakeven for the year. Occupancy has been strong in the first quarter of 2010 and was at 93% as of April 2010.  The property operated above breakeven for the first quarter 2010. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa.  Occupancy decreased in the second and third quarters of 2009 due to evictions for nonpayment of rent, but the property recovered and ended the year at 100% occupancy. The improved occupancy was due to increased marketing efforts and rental incentives.  Advertisements were posted on a weekly basis and flyiers were distributed by management. The high turnover resulted in higher than budgeted maintenance expenses in 2009, primarily for carpet and vinyl replacements, causing the property to operate below breakeven during the year.  Occupancy was 92% at the end of the first quarter of 2010, but the property continues to operate below breakeven due to high operating expenses. Operating cash flow is anticipated to gradually improve during 2010.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Occupancy averaged 92% through the fourth quarter 2009 and was 94% as of December 31, 2009. As of March 2010, this property was 95% occupied. Although occupancy is strong and expenses remain reasonable, low rental rates in the area continue to prevent the property from achieving breakeven operations.  The management company is marketing available units by working closely with the Housing Authority and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to fund all operating deficits. The mortgage, taxes, insurance and payables are current.

In December 2009, the investment general partner transferred its interest in Glen Place Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $971,803 and cash proceeds to the investment limited partner of $25,000.  Of the total proceeds received, $13,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $4,000 was returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $4,000 as of December 31, 2009.

In March 2010, the investment general partner transferred its interest in Arch Development LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,821,642 and cash proceeds to the investment limited partner of $30,000.  Of the total proceeds received, $15,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No remaining proceeds were returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $0 as of March 31, 2010.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property operated below breakeven in 2009 due to vacancy loss and high maintenance expenses associated with turning vacant units and correcting deferred maintenance issues. Occupancy improved in the first quarter 2010 with March occupancy ending at 90%. Despite an increase in occupancy, the property continued to operate below breakeven in the first quarter 2010 due to high administrative and maintenance expenses.  These expenses are necessary in order to advertise the property and turn the units for the incoming residents. Management is running advertisements in the local paper every weekend and has signs in front of the property advertising rents to drive-by traffic since the property is on a main road. Management attributes improving operations to the new property manager that started in the fourth quarter of 2009. The new manager has been making an effort to get to know the residents on a personal level and is working to implement a resident retention program. These efforts will help lower future turnover costs. The mortgage and insurance payments are current.  The real estate taxes are currently delinquent. The investment general partner is working with the operating general partner to have the taxes paid. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin’s L.P. (Parvin’s Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2008, occupancy averaged 91% and the property operated below breakeven.  In 2009, average occupancy remained stable at 92%, but the property continued to operate below breakeven status. As of March 2010, the occupancy at the property is 75%. The operating general partner continues to fund operating deficits as needed. The first mortgage matured in July 2009 and is currently in default. The operating general parter is working with the lender on a 3 year extension which will lower the interest rate of the loan. The extension does not add additional debt. Mortgage payments have been made during negotiations. The investment general partner is currently reviewing documents associated with the extension. The real estate taxes and insurance payments are all current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Preston Wood Associates, LP (Preston Wood Apartments) is a 62-unit property located in Bentonville, Arkansas. Occupancy has historically been an issue, dropping to an average of 47% in 2008.  In January 2009, the operating general partner brought in a new management company with prior success in the market. Since the new company has assumed management duties, deferred maintenance has been performed and physical improvements have been made in an effort to make the property more attractive.  In addition, new tenant programs and marketing outreach initiatives were introduced.  However, the property remains unable to effectively compete with newer properties in the area due to its age and the fact that it offers fewer amenities than its competitors. Further adding to marketing challenges is a road-widening project the City is performing in front of the property.  The property sign has been taken down and the construction activity limits drive-by traffic as the property entrance is typically blocked by construction equipment.  The City does not allow temporary banners, balloons, or other signs in front of the property. Roadwork on the side of the road closest to the community will be completed in the spring of 2010 but work on the opposite side of the road is not anticipated to be completed until 2011. At the end of the first quarter of 2010, occupancy was 69% and operations were below breakeven. The permanent debt matured in August 2009 and was initially extended to December 2009.  At the end of the fourth quarter 2009 the operating general partner confirmed that the mortgage was extended again to August 2012.  All deficits are being funded by the operating general partner. The investment general partner will continue to monitor occupancy and operations. The mortgage, real estate taxes, and insurance are all current. The low income housing tax credit compliance period expired on December 31, 2009.

In March 2010, the operating general partner of Preston Wood Associates LP approved an agreement to sell the property and the transaction is scheduled to close in July 2010. The anticipated sales price for the property is $992,000, which includes the outstanding mortgage balance of approximately $472,362 and cash proceeds to the investment partnership of $7,500.  Of the total proceeds estimated to be received, it is expected that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  There are no remaining proceeds from the sale anticipated to be returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA.  Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover.  Lack of cash flow has resulted in the replacement reserve not being funded to the required levels. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy.  Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest and rental incentives and discounts are being offered. Occupancy was 75% at the end of the first quarter of 2010.  Move-outs were mainly due to relocations.  The low occupancy and unit turnover resulted in the property operating below breakeven in 2009 and into the first quarter of 2010.  The replacement reserves account is underfunded due to the constant withdrawals of funds to finance capital expenditures and costs related to turnover.  A Servicing Workout Plan (SWP) was approved by Rural Development on September 28, 2009 and was intended to fully fund the replacement reserve, pay down accounts payable, and increase occupancy.  Quarterly meetings are being held as a means of tracking progress as part of the SWP.  A new site manager was hired in August 2009 to assist with the property’s overall improvement.  A site visit was conducted in October 2009 by the investment general partner.  The property was found to be in generally good condition.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue for this property.  Occupancy was at 58% at the end of the first quarter of 2010.  The low occupancy was due to tenants vacating because of unemployment and evictions for nonpayment of rent. Management anticipates improvements in occupancy as a result of a new full time site manager who was recently hired. In addition to advertising weekly in a local newspaper, distributing fliers, and contacting local employers, the site manager is working with the local housing agencies to attract residents. Management has also revised advertising and started advertising on-line.  The property is operating slightly above breakeven as of the end of the first quarter.  Maintenance expenses remain relatively high.  Accounts payable are anticipated to be paid down as occupancy improves and rental income increases. The property is operating under an approved SWP dated March 3, 2009, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues.

Management is working vigorously to achieve full occupancy by the summer of 2010. Payables are anticipated to be brought current by December 2010 provided that the property achieves and maintains full occupancy, and expenses remain within budget. The investment general partner continues to work closely with the operating general partner to monitor the property until occupancy improves and operations stabilize. A site visit was conducted in October 2009.  The property was in good condition. Real estate taxes were paid in March 2010.

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

In January 2010, the investment general partner transferred its interest in Maple Leaf Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,057,089 and cash proceeds to the investment limited partner of $0.  Of the total proceeds received, $0 will be returned to cash reserves held by Series 18.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any.  Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $0 as of March 31, 2010.

In May 2010, the investment general partner of Series 18 and Boston Capital Tax Credit Fund IV LP — Series 20, respectively, transferred their interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720 in Series 18 and Series 20, respectively. Of the total proceeds received, $22,680 and $9,720, for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $ 7,000 and $3,000, for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 19).  As of March 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 19 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2009 and 2008, the series, in total, generated $(107,836) and $(2,154,784), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2010 and 2009, Investments in Operating Partnerships for Series 19 was $0.  Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2010 and 2009, the net income (loss) for series 19 was $110,179 and $2,830,736, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnership, impairments, and the fund management fee. The variances in net income is due to the income (losses) recorded from the dispositions of Operating Partnerships in the prior year.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas.  In the past, inadequate rental rates did not cover normal operating expenses.  In 2008, Rural Development approved a rent increase of approximately $15 per unit. The increased rents caused resident turnover and occupancy decreased to an average 87% in 2008.  The property operated below breakeven in 2008 due to the low occupancy. In 2009 occupancy averaged 92%. Despite the improvement in occupancy, the property continued to operate below breakeven due to insufficient rental rates. Occupancy has improved in the first quarter of 2010 and is at 96% as of April 2010 and the property has operated above breakeven through the first quarter.  All real estate tax, mortgage, and insurance payments are current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven, due to insufficient rental rates and few job opportunities in the property’s rural location. The property receives a grant from the State to enable the property to reduce the rents for the residents but not lose any income.  The grant is received annually and is valid through December 2010.  Despite occupancy that is consistently high, averaging 99% in 2008 and 97% in 2009, the property continues to operate below breakeven.  In addition to low rent levels, the property suffers from high operating expenses, specifically utilities.  According to management, the City of Carrollton has dramatically increased water and sewer billing rates to cover the cost of repairs to the water lines; per conversations with management, this cost is not expected to decline or return to historic levels.  Operations have remained consistent and below breakeven through the first quarter of 2010, with an average occupancy of 100%.  Fortunately, upon transfer of the operating general partner interests in 2004, the mortgage became a cash flow only mortgage, which has helped to reduce operating deficits.  The due dates for the primary and secondary mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively.  In 2007, the Operating Partnership did not submit an audit by the State’s deadline, causing the property to be placed in non-compliance with Missouri Housing Development Corporation (MHDC).  The operating general partner chose to have the Operating Partnership issue a tax return, rather than an audit, since the LIHTC compliance period expired on December 31, 2009, and the property has historically operated at a deficit. In addition the property did not have the funds to perform an audit.  The operating general partner appealed MHDC’s audit requirement ruling, but his request was denied.  The 2007 and 2008 audits were finalized June 25, 2009, and the operating general partner worked with MHDC to enter the audits into the system.  This issue was resolved in the first quarter of 2010, and the property’s non-compliance status was lifted.  The real estate taxes, mortgage and insurance are all current.  Operating deficits have been funded through the operating general partner and the investment limited partner contributions. On December 31, 2009, the 15-year low income housing tax credit compliance period expired.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH.  The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. During 2008, communication with the new operating general partner became extremely difficult.  The operations declined and the property operated below breakeven for 2008 with occupancy ending at 63% for December 2008. During the first quarter of 2009, the investment general partner learned that the current management company’s contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings.  Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests.  We anticipate an offer by the third quarter of 2010. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. The investment general partner met with the operating general partner in September in an effort to push forward the potential sale. The investment limited partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. If the foreclosure were to take place in 2010 the Operating Partnership will experience estimated recapture and interest of $30,050, equivalent to $6 per 1,000 BACs. The 15-year low income housing tax credit compliance period expires at December 31, 2010.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses.  Occupancy continues to be strong and was 95% at the end of the first quarter of 2010.  Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site.  Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies.  These concerns have been addressed on an ongoing basis via advances by the operating general partner.  Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continued to operate below breakeven in 2009. The operating general partner continues to address settlement concerns by slab-jacking to stabilize movement.  All buildings are on-line and deferred maintenance does not appear to be an issue.  The operating general partner is actively repairing drywall cracks, adjusting sticking doors, and repainting impacted units. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee.  So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama.  The property operated below breakeven in 2009 with an average occupancy of 89%. Occupancy at the end of the first quarter 2010 was 100% and the property continues to operate below breakeven. Management is advertising in the local paper as well as posting fliers throughout the immediate area.  The operating deficit is being funded with a cash overdraft. The bank allows an overdraft in an unlimited amount and for an unlimited period without interest charges.  The replacement reserve was underfunded in 2008, but was fully funded in 2009.  The investment general partner will continue to work with the operating general partner to find ways to improve operations and position the property to operate back above breakeven status.  The operating deficit guarantee is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe LP (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO.  In 2009, despite average occupancy of 92% and a slight decrease in operating expenses, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years.  Occupancy has improved to 94% as of March 2010, but rent levels remain insufficient to cover expenses. The operating general partner continues to fund deficits as needed.  The property’s mortgage, real estate taxes and insurance payments are all current.  The low income housing tax credit compliance period expired on December 31, 2009, and the investment limited partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the partnership.

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

In December 2009, the investment general partner transferred its interest in Wedgewood Lane Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $937,637 and cash proceeds to the investment limited partner of $26,500.  Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $11,500 was returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on January 5, 2010; so a receivable in the amount of $11,500 has been recorded for Series 19 as of December 31, 2009. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of December 31, 2009.

In February 2010, the investment general partner of Series 19 entered into an agreement to transfer its interest in Ankeny Housing Associates Two LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $2,566,333 and cash proceeds to the investment partnership of $1,544,780.  The transaction closed as of April 2010.  Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $20,400 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $1,514,380 were returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE.  However, management does not consolidate the Fund’s interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Recent Accounting Changes

In June 2006, accounting guidance for Accounting for Uncertainty in Income Taxes, an interpretation of the accounting guidance for Accounting for Income Taxes, was issued.  This requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities. The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns.  The Fund’s federal tax status as a pass-through entity is based on its legal status as a Partnership.  Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity.  The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions.  In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007.  On April 1, 2008, the Fund adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance had no effect on the Fund.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it does not have a material impact on the Fund’s financial condition or results of operations.

Recent Accounting Changes - continued

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments.  This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  It became effective for Boston Capital Tax Credit Fund III L.P. as of and for the interim period ended June 30, 2009 and has no impact on the Fund’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Fund for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Fund reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Fund’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification).  Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Fund’s accounting policies.  The adoption of the Codification did not have a material impact on the Fund’s financial position or results of operations.

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

The Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates III LP, assessed the effectiveness of the Fund’s internal controls and procedures over financial reporting as of March 31, 2010. In making this assessment, the Fund’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2010, the Fund’s internal control over financial reporting was effective.

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

There were no changes in the Fund’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
(a), (b), (c), (d) and (e)

The Fund has no directors or executive officers of its own.  The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. (“Boston Capital”) with principal responsibility for the Fund’s affairs.

John P. Manning, age 61, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 48, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 63, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 46, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2010 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.  The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2010 was $1,293,970.

2.  The Fund has reimbursed an affiliate of the general partner a total of $80,486 for amounts charged to operations during the year ended March 31, 2010.  The reimbursement includes postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2010, 21,996,102 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	8.24%
Series 16	10.23%
Series 17	9.71%
Series 18	9.32%
Series 19	6.97%

(b)	Security ownership of management.

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

The Fund has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement.  The amounts and kinds of compensation and fees are described in the Prospectus, as supplemented, under the caption “Compensation and Fees”, which is incorporated herein by reference.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2010.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Transactions with Promoters and certain control persons.
Not applicable.

(d)	Independence.
The Fund has no directors.

Item 14.   Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2010 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$27,660	$28,710	$23,810	$19,260	$16,460

Audit Related Fees	1,000	500	1,750	—	750

Tax Fees	13,785	13,975	11,315	8,845	7,325

All Other Fees	—	—	—	—	—

Total	$42,445	$43,185	$36,875	$28,105	$24,535

Fees paid to the Fund’s independent auditors for fiscal year 2009 were comprised of the following

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$33,182	$33,452	$27,202	$21,742	$18,852

Audit Related Fees	500	750	2,000	500	500

Tax Fees	16,428	15,941	12,745	10,039	8,449

All Other Fees	600	2,100	1,600	600	600

Total	$50,710	$52,243	$43,547	$32,881	$28,401

Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) 1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 -

Balance Sheets, March 31, 2010 and 2009

Statements of Operations for the years ended March 31, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended March 31, 2010 and 2009.

Statements of Cash Flows for the years ended March 31, 2010 and 2009.

Notes to Financial Statements March 31, 2010 and 2009

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

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 29, 2010	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

June 29, 2010	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.

Marc N. Teal