Form 10-Q
period 2010-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2010-08-16
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2010

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

Part I. Financial information

Item 1. FINANCIAL STATEMENTS

Balance Sheets *

Balance Sheets Series 15 *

Balance Sheets Series 16 *

Balance Sheets Series 17 *

Balance Sheets Series 18 *

Balance Sheets Series 19 *

STATEMENTS OF OPERATIONS 10

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
FOR THE QUARTER ENDED JUNE 30, 2010

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

Combined Statement of Operations Series 19 36

Note E Taxable Loss 37

Note F Subsequent Event 37

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 38

Liquidity 38

Capital Resources 39

Results of Operations 40

principal accounting policies and estimates 63

Recent Accounting Changes 64

Item 3. Quantitative and Qualitative Disclosures about market risk 66

Item 4T. Controls and Procedures 66

Part II Other Information 67

Item 1. Legal Proceedings 67

Item 1A. Risk Factors 67

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 67

Item 3. Defaults Upon Senior Securities 67

Item 4. (Removed and Reserved) 67

Item 5. Other Information 67

Item 6. Exhibits 67

SIGNATURES 68

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 1,944,110	$ 2,049,777
Other assets	116,760	14,500
	$ 2,060,870	$ 2,064,277

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 80,246	$ 108,846
Accounts payable affiliates	24,473,002	24,466,490
Capital contributions payable	93,144	93,144
	24,646,392	24,668,480

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(20,504,389)	(20,507,883)
General Partner	(2,081,133)	(2,096,320)
	(22,585,522)	(22,604,203)
	$ 2,060,870	$ 2,064,277

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 15

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 213,793	$ 278,978
Other assets	1,100	1,100
	$ 214,893	$ 280,078

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 8,746	$ 36,346
Accounts payable affiliates	3,894,343	3,879,606
Capital contributions payable	-	-
	3,903,089	3,915,952

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,329,125)	(3,277,326)
General Partner	(359,071)	(358,548)
	(3,688,196)	(3,635,874)
	$ 214,893	$ 280,078

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 16

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 379,239	$ 416,557
Other assets	2,500	2,500
	$ 381,739	$ 419,057

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 15,000	$ -
Accounts payable affiliates	8,062,687	8,144,790
Capital contributions payable	51,792	51,792
	8,129,479	8,196,582

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(7,203,654)	(7,233,141)
General Partner	(544,086)	(544,384)

	(7,747,740)	(7,777,525)
	$ 381,739	$ 419,057

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 17

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 223,267	$ 199,038
Other assets	110,960	8,700
	$ 334,227	$ 207,738

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 14,100	$ 12,500
Accounts payable affiliates	7,402,869	7,300,178
Capital contributions payable	22,798	22,798
	7,439,767	7,335,476

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,613,707)	(6,635,683)
General Partner	(491,833)	(492,055)
	(7,105,540)	(7,127,738)
	$ 334,227	$ 207,738

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 18

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 289,278	$ 347,309
Other assets	-	-
	$ 289,278	$ 347,309

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 22,000	$ 15,000
Accounts payable affiliates	5,113,103	5,141,916
Capital contributions payable	18,554	18,554
	5,153,657	5,175,470

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,505,508)	(4,469,652)
General Partner	(358,871)	(358,509)
	(4,864,379)	(4,828,161)
	$ 289,278	$ 347,309

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

BALANCE SHEETS

Series 19

	June 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 838,533	$ 807,895
Other assets	2,200	2,200
	$ 840,733	$ 810,095

LIABILITIES

Accounts payable & accrued expenses (Note C)	$ 20,400	$ 45,000
Accounts payable affiliates	-	-
Capital contributions payable	-	-
	20,400	45,000

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,147,605	1,107,919
General Partner	(327,272)	(342,824)
	820,333	765,095
	$ 840,733	$ 810,095

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 6,696	$ 4,609
Other income	63,478	37,508
	70,174	42,117

Share of Income from Operating Partnerships(Note D)	1,751,662	797,351

Expenses
Professional fees	-	44,473
Fund management fee (Note C)	285,576	295,835
General and administrative expenses	17,579	28,831
	303,155	369,139

NET INCOME (LOSS)	$ 1,518,681	$ 470,329

Net income (loss) allocated to limited assignees	$ 1,503,494	$ 465,625

Net income (loss) allocated to general partner	$ 15,187	$ 4,704

Net income (loss) per BAC	$ .07	$ .02

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2010	2009

Income
Interest income	$ 681	$ 1,003
Other income	1,457	481
	2,138	1,484

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	10,958
Fund management fee	51,072	47,685
General and administrative expenses	3,388	5,971
	54,460	64,614

NET INCOME (LOSS)	$ (52,322)	$ (63,130)

Net income (loss) allocated to limited assignees	$ (51,799)	$ (62,499)

Net income (loss) allocated to general partner	$ (523)	$ (631)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2010	2009

Income
Interest income	$ 1,244	$ 983
Other income	2,484	1,410
	3,728	2,393

Share of Income from Operating Partnerships(Note D)	132,105	-

Expenses
Professional fees	-	11,523
Fund management fee	101,870	112,116
General and administrative expenses	4,178	7,016
	106,048	130,655

NET INCOME (LOSS)	$ 29,785	$ (128,262)

Net income (loss) allocated to limited assignees	$ 29,487	$ (126,979)

Net income (loss) allocated to general partner	$ 298	$ (1,283)

Net income (loss) per BAC	$ .01	$ (.02)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2010	2009

Income
Interest income	$ 820	$ 1,017
Other income	6,960	1,819
	7,780	2,836

Share of Income from Operating Partnerships(Note D)	105,177	524,422

Expenses
Professional fees	-	8,514
Fund management fee	87,003	64,469
General and administrative expenses	3,756	6,117
	90,759	79,100

NET INCOME (LOSS)	$ 22,198	$ 448,158

Net income (loss) allocated to limited assignees	$ 21,976	$ 443,676

Net income (loss) allocated to general partner	$ 222	$ 4,482

Net income (loss) per BAC	$ .00	$ .09

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2010	2009

Income
Interest income	$ 863	$ 254
Other income	939	33,699
	1,802	33,953

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	-	7,433
Fund management fee	34,997	60,267
General and administrative expenses	3,023	4,685
	38,020	72,385

NET INCOME (LOSS)	$ (36,218)	$ (38,432)

Net income (loss) allocated to limited assignees	$ (35,856)	$ (38,048)

Net income (loss) allocated to general partner	$ (362)	$ (384)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2010	2009

Income
Interest income	$ 3,088	$ 1,352
Other income	51,638	99
	54,726	1,451

Share of Income from Operating Partnerships(Note D)	1,514,380	272,929

Expenses
Professional fees	-	6,045
Fund management fee	10,634	11,298
General and administrative expenses	3,234	5,042
	13,868	22,385

NET INCOME (LOSS)	$ 1,555,238	$ 251,995

Net income (loss) allocated to limited assignees	$ 1,539,686	$ 249,475

Net income (loss) allocated to general partner	$ 15,552	$ 2,520

Net income (loss) per BAC	$ .38	$ .06

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(20,507,883)	$ (2,096,320)	$(22,604,203)

Distributions	(1,500,000)	-	(1,500,000)

Net income (loss)	1,503,494	15,187	1,518,681

Partners' capital (deficit), June 30, 2010	$(20,504,389)	$ (2,081,133)	$(22,585,522)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2010	$ (3,277,326)	$ (358,548)	$ (3,635,874)

Distributions	-	-	-

Net income (loss)	(51,799)	(523)	(52,322)

Partners' capital (deficit), June 30, 2010	$ (3,329,125)	$ (359,071)	$ (3,688,196)

Series 16
Partners' capital (deficit) April 1, 2010	$ (7,233,141)	$ (544,384)	$ (7,777,525)

Distributions	-	-	-

Net income (loss)	29,487	298	29,785

Partners' capital (deficit), June 30, 2010	$ (7,203,654)	$ (544,086)	$ (7,747,740)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2010	$ (6,635,683)	$ (492,055)	$ (7,127,738)

Distributions	-	-	-

Net income (loss)	21,976	222	22,198

Partners' capital (deficit), June 30, 2010	$ (6,613,707)	$ (491,833)	$ (7,105,540)

Series 18
Partners' capital (deficit) April 1, 2010	$ (4,469,652)	$ (358,509)	$ (4,828,161)

Distributions	-	-	-

Net income (loss)	(35,856)	(362)	(36,218)

Partners' capital (deficit), June 30, 2010	$ (4,505,508)	$ (358,871)	$ (4,864,379)

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2010
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2010	$ 1,107,919	$ (342,824)	$ 765,095

Distributions	(1,500,000)	-	(1,500,000)

Net income (loss)	1,539,686	15,552	1,555,238

Partners' capital (deficit), June 30, 2010	$ 1,147,605	$ (327,272)	$ 820,333

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 1,518,681	$ 470,329
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)Loss from Operating Partnerships	(1,751,662)	(797,351)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(28,600)	12,443
Decrease (Increase) in other assets	(14,660)	(40,000)
(Decrease) Increase in accounts payable affiliates	6,512	(525,978)

Net cash (used in) provided by operating activities	(269,729)	(880,557)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,664,062	797,351

Net cash (used in) provided by investing activities	1,664,062	797,351

Cash flows from financing activity:

Distributions	(1,500,000)	-

Net cash (used in) provided by financing activity	(1,500,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(105,667)	(83,206)

Cash and cash equivalents, beginning	2,049,777	2,112,652

Cash and cash equivalents, ending	$ 1,944,110	$ 2,029,446

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ 30,000

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ (52,322)	$ (63,130)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(27,600)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	14,737	(78,882)

Net cash (used in) provided by operating activities	(65,185)	(142,012)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:
	-	-
Distributions

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,185)	(142,012)

Cash and cash equivalents, beginning	278,978	422,913

Cash and cash equivalents, ending	$ 213,793	$ 280,901

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 29,785	$ (128,262)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)Loss from Operating Partnerships	(132,105)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	(10,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(82,103)	(20,889)

Net cash (used in) provided by operating activities	(169,423)	(159,151)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	132,105	-

Net cash (used in) provided by investing activities	132,105	-

Cash flows from financing activity:
	-	-
Distributions

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,318)	(159,151)

Cash and cash equivalents, beginning	416,557	462,408

Cash and cash equivalents, ending	$ 379,239	$ 303,257

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 22,198	$ 448,158
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)Loss from Operating Partnerships	(105,177)	(524,422)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,600	28,688
Decrease (Increase) in other assets	(14,660)	(15,000)
(Decrease) Increase in accounts payable affiliates	102,691	(432,865)

Net cash (used in) provided by operating activities	6,652	(495,441)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	17,577	524,422

Net cash (used in) provided by investing activities	17,577	524,422

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,229	28,981

Cash and cash equivalents, beginning	199,038	198,047

Cash and cash equivalents, ending	$ 223,267	$ 227,028

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ 30,000

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ (36,218)	$ (38,432)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,000	(9,933)
Decrease (Increase) in other assets	-	(25,000)
(Decrease) Increase in accounts payable affiliates	(28,813)	89,071

Net cash (used in) provided by operating activities	(58,031)	15,706

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,031)	15,706

Cash and cash equivalents, beginning	347,309	247,862

Cash and cash equivalents, ending	$ 289,278	$ 263,568

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 1,555,238	$ 251,995
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)Loss from Operating Partnerships	(1,514,380)	(272,929)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(24,600)	3,688
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(82,413)

Net cash (used in) provided by operating activities	16,258	(99,659)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,514,380	272,929

Net cash (used in) provided by investing activities	1,514,380	272,929

Cash flows from financing activity:

Distributions	(1,500,000)	-

Net cash (used in) provided by financing activity	(1,500,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,638	173,270

Cash and cash equivalents, beginning	807,895	781,422

Cash and cash equivalents, ending	$ 838,533	$ 954,692

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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
June 30, 2010

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2010 have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
June 30, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ 64,737	$ 71,118
Series 16	117,897	129,111
Series 17	102,691	117,135
Series 18	71,187	86,943
Series 19	47,634	67,587
	$404,146	$471,894

The fund management fees paid for the quarters ended June 30, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ 50,000	$ 150,000
Series 16	200,000	150,000
Series 17	-	550,000
Series 18	100,000	-
Series 19	47,634	150,000
	$ 397,634	$ 1,000,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2010 and 2009, the Fund had limited partnership interests in 166 and 181 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2010 and 2009 is as follows:

	2010	2009
Series 15	40	43
Series 16	45	48
Series 17	38	41
Series 18	25	29
Series 19	18	20
	166	181

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ -	$ -
Series 16	51,792	51,792
Series 17	22,798	37,895
Series 18	18,554	18,554
Series 19	-	-
	$ 93,144	$108,241

During the three months ended June 30, 2010 the Fund disposed of four Operating Partnerships. A summary of the dispositions by Series for June 30, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	-	-	$-	$-
Series 16	-	1	132,105	132,105
Series 17	-	1	17,577	105,177
Series 18	1	-	-	-
Series 19	-	1	1,514,380	1,514,380

Total	1	3	$1,664,062	$1,751,662

* Fund proceeds from disposition does not include the following amounts recorded as receivable at June 30, 2010, $87,600 for Series 17.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS - CONTINUED
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the three months ended June 30, 2009 the Fund disposed of five Operating Partnerships of which one Operating Partnership was included in both Series 17 and 19. A summary of the dispositions by Series for June 30, 2009 is as follows:

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2010.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2010	2009

Revenues
Rental	$ 10,191,808	$ 11,248,743
Interest and other	354,773	422,701

	10,546,581	11,671,444

Expenses
Interest	1,842,594	2,350,341
Depreciation and amortization	2,745,179	3,184,026
Operating expenses	7,441,126	8,139,244
	12,028,899	13,673,611

NET LOSS	$(1,482,318)	$(2,002,167)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,467,494)	$(1,982,145)

Net loss allocated to other Partners	$ (14,824)	$ (20,022)

* Amounts include $1,467,494 and $1,982,145 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2010	2009

Revenues
Rental	$ 1,808,916	$ 2,014,853
Interest and other	47,442	79,899

	1,856,358	2,094,752

Expenses
Interest	324,783	368,900
Depreciation and amortization	468,502	510,786
Operating expenses	1,310,886	1,495,475
	2,104,171	2,375,161

NET LOSS	$ (247,813)	$ (280,409)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (245,335)	$ (277,605)

Net loss allocated to other Partners	$ (2,478)	$ (2,804)

* Amounts include $245,335 and $277,605 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2010	2009

Revenues
Rental	$ 2,841,598	$ 2,900,577
Interest and other	68,643	72,097

	2,910,241	2,972,674

Expenses
Interest	475,363	601,546
Depreciation and amortization	739,813	829,697
Operating expenses	2,004,540	2,082,590
	3,219,716	3,513,833

NET LOSS	$ (309,475)	$ (541,159)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (306,380)	$ (535,747)

Net loss allocated to other Partners	$ (3,095)	$ (5,412)

* Amounts include $306,380 and $535,747 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2010	2009

Revenues
Rental	$ 2,864,022	$ 2,999,467
Interest and other	85,696	99,570

	2,949,718	3,099,037

Expenses
Interest	536,466	645,510
Depreciation and amortization	746,745	792,738
Operating expenses	2,178,047	2,147,316
	3,461,258	3,585,564

NET LOSS	$ (511,540)	$ (486,527)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (506,424)	$ (481,661)

Net loss allocated to other Partners	$ (5,116)	$ (4,866)

* Amounts include $506,424 and $481,661 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2010	2009

Revenues
Rental	$ 1,475,782	$ 1,773,450
Interest and other	93,999	115,787

	1,569,781	1,889,237

Expenses
Interest	251,624	375,239
Depreciation and amortization	443,770	579,681
Operating expenses	1,181,159	1,438,241
	1,876,553	2,393,161

NET LOSS	$ (306,772)	$ (503,924)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (303,704)	$ (498,885)

Net loss allocated to other Partners	$ (3,068)	$ (5,039)

* Amounts include $303,704 and $498,885 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2010	2009

Revenues
Rental	$ 1,201,490	$ 1,560,396
Interest and other	58,993	55,348

	1,260,483	1,615,744

Expenses
Interest	254,358	359,146
Depreciation and amortization	346,349	471,124
Operating expenses	766,494	975,622
	1,367,201	1,805,892

NET LOSS	$ (106,718)	$ (190,148)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (105,651)	$ (188,247)

Net loss allocated to other Partners	$ (1,067)	$ (1,901)

* Amounts include $105,651 and $188,247 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - SUBSEQUENT EVENT

The Fund has entered into agreements to either sell or transfer interests in eight Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these eight Operating Partnerships are $1,012,637. The estimated gain on sales of the Operating Partnerships is $828,324 and the sales are expected to be recognized in the second or third quarter of fiscal year end 2011.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2010 were $404,146 and total fund management fees accrued as of June 30, 2010 were $23,679,306. During the quarter ended June 30, 2010 $397,634 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2010, an affiliate of the general partner of the Fund advanced a total of $793,696 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2010 there were no advances. Below is a summary, by series, of the total advances made to date.
	Three Months Ended	Total
Series 15	$ -	$ -
Series 16	-	-
Series 17	-	635,362
Series 18	-	158,334
Series 19	-	-
	$ -	$793,696

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

During the quarter ended June 30, 2010, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2010.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in nineteen of the Operating Partnerships.

During the quarter ended June 30, 2010, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 2 Operating Partnerships in the amount of $51,792 as of June 30, 2010. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in eleven of the Operating Partnerships.

During the quarter ended June 30, 2010, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of June 30, 2010. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in nine of the Operating Partnerships.

During the quarter ended June 30, 2010, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2010. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in eight of the Operating Partnerships.

During the quarter ended June 30, 2010, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2010.

Results of Operations

As of June 30, 2010 and 2009, the Fund held limited partnership interests in 166 and 181 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2010 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 15	51,072	13,665
Series 16	101,870	16,027
Series 17	87,003	15,688
Series 18	34,997	36,190
Series 19	10,634	37,000
	$ 285,576	$ 118,570

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 40 properties June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2010 and 2009, Series 15 reflects net loss from Operating Partnerships of $(247,813) and $(280,409), respectively, which includes depreciation and amortization of $468,502 and $510,786, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to keep those units occupied. There are several other low income tax credit developments in the area offering rental assistance, and this competition has contributed to the property's historically low occupancy. It remains difficult to rent units without rental assistance. The current leasing incentives include waiving the security deposit and offering two months of free rent. Management continues to heavily advertise in surrounding areas. Occupancy improved to 72% at the end of the second quarter of 2010. The property operated below breakeven in 2009 due to low occupancy and overly burdensome operating expenses. Through the second quarter of 2010, the property is operating above breakeven due to a decrease in maintenance and administrative expenses. In order to decrease the operating expenses, management completes a majority of work orders and property maintenance issues in-house. The investment general partner will conduct a site visit in the third quarter of 2010 to ensure the property is properly maintained. The operating general partner continues to fund operating deficits as needed. To allow for operational cash flow the Operating Partnership is accruing management fees and payroll fees, all of which are due to the operating general partner. The mortgage payments, taxes, insurance, and accounts payable are all current.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 62% in 2009 and was 52% at the end of the second quarter of 2010. The property operated below breakeven in 2009 and continues to operate below breakeven through the second quarter of 2010. The continued low occupancy is partially due to economic conditions in the area. There are also several competitive properties less than a mile from the property. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. Management continues to evict between two and three residents each month. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. During 2008, communication with the new operating general partner became extremely difficult while operations declined. The property operated below breakeven in 2008. During the first quarter of 2009, the operating general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable potential operating general partner that is interested in acquiring the operating general partner and investment general partner interests. The investment general partner anticipates an offer in the third quarter 2010. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. This has improved the overall management of the property. The investment limited partner met with the operating general partner in September 2009 to discuss the potential sale. The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Greentree Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property has historically operated with low occupancy, which has resulted in below breakeven operations. In 2009, the property continued to operate below breakeven. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is offering on-site events to enhance the sense of community. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols. Because of ongoing operating cash flow issues, the property was put under a workout plan with Rural Development in 2008. The goal of the plan was to fully fund the tax and insurance escrow as well as the replacement reserve. However, due to continued low occupancy, management was unsuccessful in fully funding the tax and insurance escrow and replacement reserve account. In December 2009 management informed Rural Development of the issue and at this time is waiting for their response. Through second quarter 2010, the property is continuing to operate with low occupancy and as a result is unable to breakeven. As of June 2010, the property was 73% occupied. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Showboat Manor. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In February 2010, the operating general partner of Rainier Manor Associates LP approved an agreement to sell the property and the transaction was scheduled to close in July 2010 but the closing was extended to September 2010. The anticipated sales price for the property is $3,300,000, which includes the outstanding mortgage balance of approximately $3,293,443 and cash proceeds to the investment partnerships of $0. There are no proceeds from the sale anticipated to be returned to cash reserves held by Series 14 and Series 15, respectively.

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

Series 16

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2010 and 2009, Series 16 reflects net loss from Operating Partnerships of $(309,475) and $(541,159), respectively, which includes depreciation and amortization of $739,813 and $829,697, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blairsville Rental Housing, Limited Partnership is a 24-unit LIHTC family property located in Blairsville, GA. Due to weak and declining economic conditions throughout 2009, many employers closed or significantly reduced employee hours. As a result of hourly-wage employment composing a large portion of the property's tenant base, the number of move-outs and evictions increased, significantly. Management has reported that residents who were no longer able to afford rent have moved back in with friends or family. In addition, other tenants have either purchased homes or required additional personal care and transferred to nursing home facilities, causing occupancy to decline further. In the second quarter of 2010, occupancy was 71%, declining from a previous 2009 annual average of 87%; management has reported that they do not anticipate occupancy improving through 2010. The property operated below breakeven through the second quarter of 2010. Due to the property's rural location traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and installing brightly colored directional signage. Additionally, a tenant referral program and move-in specials are being offered. The investment general partner will continue to work with management in an effort to stabilize operations in 2010. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property is suffering from low occupancy due to a weak rental market. In addition, St. Croix Commons has experienced a higher than anticipated rate of turnover, primarily due to delinquency, evictions, and skips. Most of the residents who vacated lost their employment and could no longer pay their rent. Occupancy at the end of the second quarter of 2010 was 85%. Low occupancy and low rental rates in the area continued to prevent the property from achieving breakeven operations through the second quarter of 2010. Operating expenses are below the state average. The management agent continues to market the available units by working closely with the local housing authority and implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The operating general partner's operating deficit guarantee is unlimited in time and amount. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. In 2009, the property operated below breakeven due to low occupancy. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased demand. The most pressing leasing challenge is maintaining current residents and obtaining new qualified residents due to the leasing incentives being offered by immediate competitors. During 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new fliers, balloons and flags to enhance the property's visibility within the community. Occupancy continued to increase at a slow but steady rate throughout 2009, ending the year at 80%. During the first half of 2010, the occupancy increased to 85% for the second quarter; however, with many move-outs due to the school year ending, the June occupancy ended at 82%. During 2010, management has expanded marketing to the retail shops within 10 minutes of the property, started a Preferred Employer Program instituted at human resources departments of large-scale employers within a 5-mile radius and introduced new cross-marketing with local businesses such as: Applebee's, Golden Corral, Outback, Wal-Mart, etc. Also during the third quarter of 2010, direct mail, full color postcards will be mailed to the specific targeted market of renters in the McDonough area. This postcard will offer discounted rents for new tenants. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sable Chase of McDonough. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri. The property operated below breakeven in 2009 due to low occupancy. The property continues to operate below breakeven through the second quarter of 2010 as a result of low occupancy. As of June 30, 2010 occupancy was 86%. Low occupancy is a result of employment relocation, home purchases and evictions for non-payment. In order to increase occupancy, management has been working with the local housing authority to obtain rental assistance vouchers as well as advertising with local businesses. The operating general partner's guarantee expired in 2004; however, the operating general partner continues to fund operating deficits as needed. The mortgage, taxes and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Branson Christian County II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2008, the investment general partner of Davenport Housing Associates LP approved an agreement to sell the property and the transaction closed in April 2010. The sales price for the property was $4,190,000, which includes the outstanding mortgage balance of approximately $3,210,351 and cash proceeds to the investment limited partners of $147,105. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $132,105 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $132,105 as of June 30, 2010.

Joiner Elderly, Limited Partnership (Joiner Manor) is a 25-unit development in Joiner, AR. In 2009, average occupancy was 80% and the property operated below breakeven for the year. Occupancy peaked at 92% in May 2009, and was down to 68% by the end of the fourth quarter. This decrease was primarily due to poor economic situations and a smaller tenant pool. Properties with rental assistance located in the area in recent years have also negatively impacted occupancy. In November 2009 the property entered into a workout plan approved by Rural Development in an attempt to address the vacancy situation. In accordance with the workout plan, the previous site manager was let go and a temporary manager assumed the role. The temporary manager effectively increased occupancy to 80% through March 2010. A full time manager has since been hired, and has been focused on building a good rapport with the tenants. Occupancy has continued to steadily increase and has reached 92% as of June 30, 2010. In addition to staffing changes, the management company has been advertising in the local paper and distributing fliers to combat the low occupancy. Since occupancy has improved, management has ceased offering referral bonuses and deposit waivers. Rural Development approved a rent increase effective April 1, 2010. The property is operating above breakeven in 2010. The investment general partner will continue to work with the operating general partner to find ways to continue to stabilize operations.The real estate taxes, mortgage and insurance are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Joiner Elderly. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In November 2009, the operating general partner of 1413 Leavenworth Historic LP entered into an agreement to sell the property and the transaction closed on December 18, 2009. The sales price of the property was $2,300,000, which includes the outstanding mortgage balance of approximately $1,784,032 and cash proceeds to the investment limited partnership of $13,444. Of the total proceeds received, $13,444 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There are no remaining proceeds from the sale to be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of December 31, 2009.

Mid City Associates LP (Mid City Apartments) are 58 modular duplex apartments, comprising the first phase of a two-phase low income housing project totaling 96 units in the North Greenville section of Jersey City, NJ. Located on 15 separate infill parcels, Mid-City Apartments consists of 57 2-bedroom and 1 3-bedroom units including three 2-bedroom apartments designed specifically for handicapped tenants. Average occupancy in 2009 was 98%. As of June 30 2010 the property is 100% occupied with minimal bad debt. On an annualized basis, operating expenses have decreased significantly. During November 2009 the first mortgage note in the amount of $990,000 with the New Jersey Housing and Mortgage Finance Agency (NJHMFA) matured. As of December 31, 2009 the liability was paid in full. In September 2009, the Operating Partnership began discussions with NJHMFA regarding the possibility of refinancing the third mortgage note, which also matured in November 2009. The process is currently ongoing with NJHMFA agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 17

As of June 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 38 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2010 and 2009, Series 17 reflects net loss from Operating Partnerships of $(511,540) and $(486,527), respectively, which includes depreciation and amortization of $746,745 and $792,738, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. Average occupancy in 2009 was 89% and the property operated below breakeven. Occupancy as of June 2010 was 98% with only one vacant unit. The property management is scaling back concessions based on increased occupancy and current rental rates. It is anticipated the property will have an increased rental income in 2010. Despite the slight improvement in occupancy and projected rental income increase, the property continues to operate below breakeven due to higher maintenance expenses and real estate taxes. The operating general partner continues to fund all operating deficits. The mortgage, real estate taxes and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Skowhegan Housing, LP (West Front Residence) is a 30-unit property located in Skowhegan, ME. Through the second quarter of 2010, the property continued to operate below breakeven. Occupancy remains strong and ended the second quarter of 2010 at 97%. Payables remain high and the investment general partner will continue to work with the operating general partner to ensure the operating general partner advances money to pay down the outstanding payables. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. During the second quarter 2010, the property continued to operate below breakeven due to low occupancy. As of the end of the second quarter 2010, the property was 67% occupied. The second quarter saw occupancy slide as a result of the dated condition of the property and the units. Low occupancy has also been a problem due to the property's remote location. The property is isolated from basic necessities such as grocery, mail and shopping venues, and this makes it necessary for residents to own vehicles. Prospective residents frequently do not have transportation and cannot conveniently live at the property. The investment general partner visited the property in July 2010 to assess the property's physical condition and meet with the new property manager. While the property manager appeared qualified for the position, the condition of the units were very poor. It is unlikely that any vacant units will be rented without an advance from the operating general partner to turn the units properly. The investment general partner will discuss the need to advance funds to update the property's interiors and improve its appearance with the operating general partner. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. All taxes, mortgage and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. In 2009, the property operated slightly below breakeven due to increased maintenance and administrative expenses. The increase in expenses was attributed to high turnover due to the poor market conditions and the increased marketing and advertising efforts put forth by management. Average occupancy through the second quarter of 2010 was strong at 97% due to slightly improved market conditions and management's leasing efforts. However, occupancy as of June 30, 2010 dipped slightly to 88% as a result of a few move outs caused by job relocations. The property is currently operating below breakeven as management has incurred costs to market and turnover units. Management is currently working on implementing a resident retention program to decrease turnover costs and maintenance expenses. The investment general partner will continue to monitor operations at the property to ensure maintenance and administrative expenses stablize and above breakeven operations are achieved in the third quarter of 2010. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Park Place II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. All taxes, insurance, and mortgage payments are current.

Palmetto Properties Ltd. (Palmetto Villas) is a 49-unit property located in Palmetto, Florida. The property has historically suffered from low occupancy, high operating expenses, and deferred maintenance issues. Occupancy averaged 73% in 2009. The low occupancy was caused by the property's lack of rental assistance. Only 28 units had rental assistance, and rents on the remaining units were high relative to what the market could pay. Rural Development agreed to transfer 18 additional units of rental assistance to the property in 2009 and, as a result, occupancy increased to 88% by December. In 2010, occupancy has continued to increase and it was 92% as of June 30. Despite the increased occupancy, the property continues to operate well below breakeven. Taxes are in arrears, and were sold at a tax certificate sale. On January 5, 2010 Rural Development issued a notice of acceleration on the debt. The reasons for the acceleration were the failure to pay the real estate taxes, adequately fund replacement reserves, maintain the complex in a decent, safe, and sanitary condition, submit an operating budget, and maintain an acceptable occupancy rate. The operating general partner requested a meeting with Rural Development as a result of the acceleration. The meeting was held on February 10, 2010. The operating general partner offered several proposals to resolve the issues including Rural Development approving debt deferral for a period of two years, a rent increase of $30 per unit, and the deferral of the management fee. Rural Development responded that they did not believe any of the proposals were sufficient and that they were continuing to move forward with the acceleration. The operating general partner has requested mediation to resolve the dispute with Rural Development. The investment general partner will continue to monitor this situation closely. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Palmetto Properties Ltd.

In July 2010, the investment general partner transferred its interest in Palmetto Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,525,467 and cash proceeds to the investment partnership of $1,000. Of the total proceeds received, $1,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 17.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively. The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership. The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property located in Naples, FL. Occupancy averaged 94% in 2009, with below breakeven operations. As economic conditions have deteriorated in Florida, the property's struggles have continued. Prior to 2007, the Naples area had experienced significant growth in the construction industry, but in 2007 construction halted due to oversupply and declining property values. In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers. As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and effective rental rates declined significantly. In addition, the tourism market has slowed, resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the area as rents became unaffordable to many. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease. Although the property has been able to maintain occupancy above 90%, operations have remained below breakeven. Management is working with tenants to make payment arrangements in an effort to reduce bad debt and evictions. At the end of the second quarter of 2010, occupancy was 95% with below breakeven operations. The investment general partner will work with the operating general partner to reduce bad debt and ensure that all deficits are funded. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Cypress Point LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In April 2009, the investment general partner entered into an agreement to transfer its interest in Cambridge Family YMCA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,677,100 and cash proceeds to the investment partnership of $30,000. Of the total proceeds received, $9,246 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $5,754 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,754 as of June 30, 2009.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Ivywood Park, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,520,456 and cash proceeds to the investment partnership of $490,423. Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $471,298 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $471,298 as of June 30, 2009.

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

In January 2010, the investment general partner transferred its interest in Clinton Estates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $705,301 and cash proceeds to the investment partnership of $21,160. Of the total proceeds received $2,760 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $10,990 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $10,900 as of March 31, 2010. In addition, equity outstanding for the Operating Partnership in the amount of $15,097 was recorded as gain on the sale of the Operating Partnership as of March 31, 2010.

In May 2009, the investment general partner of Gallaway Associates LP approved an agreement to sell the property and the transaction closed on June 29, 2010. The sales price for the property was $1,109,173, which includes the outstanding mortgage balance of approximately $1,001,173 and cash proceeds to the investment limited partners of $106,560. Of the total proceeds received, $3,960 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $87,600 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on July 1, 2010; so a receivable in the amount of $87,600 has been recorded for Series 17 as of June 30, 2010. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $87,600 as of June 30, 2010.

In July 2010, the investment general partner transferred its interest in Sixth Street Partners, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,030,745 and cash proceeds to the investment partnership of $684,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $56,362 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $597,638 will be returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Series 18

As of June 30, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 25 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2010 and 2009, Series 18 reflects net loss from Operating Partnerships of $(306,772) and $(503,924), respectively, which includes depreciation and amortization of $443,770 and $579,681, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. In 2009, the Battle Creek economy weakened considerably, which ultimately impacted occupancy at the property. Throughout 2009, occupancy gradually declined. As of December 2009, occupancy was 77% and the property was not able to breakeven. Through second quarter of 2010 physical occupancy continued to decline. As of June 2010 the property was 74% occupied and operating below breakeven. In an effort to improve occupancy, management is aggressively advertising, causing a slight increase in administrative expenses. Also, to attract more traffic to the property, management is offering one month free rent to its new residents. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2008 due to low occupancy. During 2008, occupancy averaged 77% for the year. Occupancy increased throughout 2009, ending the year at 95%. Despite the improvement in occupancy, the property operated below breakeven for the year. Occupancy has remained strong through the second quarter of 2010, averaging 87% for the year with operations above breakeven status. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy decreased in the second and third quarters of 2009 due to evictions for nonpayment of rent, but the property recovered and ended the year at 100% occupancy. A recent decrease in physical occupancy during the second quarter of 2010 is attributed to several tenants vacating without giving proper notice, which has caused lengthy turnaround times. Current marketing includes an ad in the Local Free Shopper, which circulates to 3000 households. The site is confident that 100% occupancy will be maintained once achieved in the near future. The high turnover resulted in higher than budgeted maintenance expenses in 2009, primarily for carpet and vinyl replacements, causing the property to operate below breakeven during the year. The property continues to operate below breakeven in 2010 due to high operating expenses. Operating cash flow is anticipated to gradually improve during 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Occupancy averaged 92% through the fourth quarter 2009 and was 94% as of December 31, 2009. As of June 2010, the property was 95% occupied. Although occupancy is strong and expenses remain reasonable, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management company is marketing available units by working closely with the Housing Authority and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to fund all operating deficits. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Westminster Meadow L.D.H.A LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2009, the investment general partner transferred its interest in Glen Place Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $971,803 and cash proceeds to the investment limited partner of $25,000. Of the total proceeds received, $13,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $4,000 werewas returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $4,000 as of December 31, 2009.

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

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property operated below breakeven in 2009 due to high vacancy loss and high maintenance expenses associated with turning over vacant units and correcting deferred maintenance issues. Occupancy improved in the second quarter of 2010, with June occupancy ending at 93%. Despite an increase in occupancy, the property continued to operate below breakeven in the second quarter due to high administrative and maintenance expenses. These expenses are necessary in order to advertise the property and turn the units for incoming residents. Management is running advertisements in the local paper every weekend and has signs in front of the property displaying rents to drive-by traffic as the property is on a main road. Management attributes improving occupancy to the new property manager that started in the fourth quarter of 2009. The new manager has been making an effort to get to know the residents on a personal level and has implemented a resident retention program to reduce turnover costs. The program includes various social functions as well as a resident referral program and newsletter. The mortgage and insurance payments are current. The real estate taxes are currently delinquent. The investment general partner is monitoring the issue and continues to encourage the operating general partner to pay the taxes to ensure the Operating Partnership is not lost to a tax sale. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2008, occupancy averaged 91% and the property operated below breakeven. In 2009, average occupancy remained stable at 92%, but the property continued to operate below breakeven status. As of June 2010, the occupancy at the property was 83%. The property has experienced significant collection issues due to the current tenant profile and nature of eviction laws in the State of New Jersey. According to management, evictions can take up to 6 months to fully process in the State of New Jersey. The operating general partner continues to fund operating deficits as needed. The first mortgage matured in July 2009. After negotiating with the lender, a loan modification was finalized on April 30, 2010, that resulted in a lower interest rate and a three-year extension. The extension does not add additional debt. Mortgage payments were made during negotiations to keep the loan current. According to the operating general partner, the resulting lower interest rate and management's concerted effort to turn over the current tenant profile will allow the property's revenue to cover expenses in 2010. The real estate taxes and insurance payments are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin's L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Preston Wood Associates, LP (Preston Wood Apartments) is a 62-unit property located in Bentonville, Arkansas. Occupancy has historically been an issue, dropping to an average of 47% in 2008. In January 2009, the operating general partner brought in a new management company with prior success in the market. Since the new company has assumed management duties, deferred maintenance has been performed and physical improvements have been made in an effort to make the property more attractive. In addition, new tenant programs and marketing outreach initiatives were introduced. However, the property remains unable to effectively compete with newer properties in the area due to its age and the fact that it offers fewer amenities than its competitors. Further adding to marketing challenges is a road-widening project the City is performing in front of the property. The property sign has been taken down and the construction activity limits drive-by traffic as the property entrance is typically blocked by construction equipment. The City does not allow temporary banners, balloons, or other signs in front of the property. Roadwork on the side of the road closest to the community was completed in the spring of 2010 but work on the opposite side of the road is not anticipated to be completed until 2011. At the end of the second quarter of 2010, occupancy was 65% and operations were below breakeven. The permanent debt matured in August 2009 and was initially extended to December 2009. At the end of the fourth quarter 2009 the operating general partner confirmed that the mortgage was extended again to August 2012. All deficits are being funded by the operating general partner. The investment general partner will continue to monitor occupancy and operations. The mortgage, real estate taxes, and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Preston Wood Associates, LP.

In March 2010, the operating general partner of Preston Wood Associates LP approved an agreement to sell the property and the transaction is scheduled to close in September 2010. The anticipated sales price for the property is $992,000, which includes the outstanding mortgage balance of approximately $472,362 and cash proceeds to the investment partnership of $7,500. Of the total proceeds estimated to be received, it is expected that $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There are no remaining proceeds from the sale anticipated to be returned to cash reserves held by Series 18.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow has resulted in the replacement reserve not being funded to the required levels. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest and rental incentives and discounts are being offered. Occupancy increased in the second quarter as a result of management's efforts, and was 85% in June 2010. The low occupancy and unit turnover resulted in the property operating below breakeven in 2009 and into the second quarter of 2010. The replacement reserves account is underfunded due to the constant withdrawals of funds to finance capital expenditures and costs related to turnover. A Servicing Workout Plan was approved by Rural Development on September 28, 2009 and was intended to fully fund the replacement reserve, pay down accounts payable, and increase occupancy. Quarterly meetings are being held as a means of tracking progress as part of the plan. A new site manager was hired in August 2009 to assist with the property's overall improvement. A site visit was conducted in October 2009 by the investment general partner. The property was found to be in generally good condition. The mortgage, taxes, and insurance are current. The site continues to market to the surrounding areas and is holding an open house in late July with the hopes of filling the remaining vacancies.

Marengo Park Apartments LP (Marengo Park Apartments) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue for this property. Occupancy was at 71% at the end of the second quarter of 2010. The low occupancy was due to tenants vacating because of unemployment and evictions for nonpayment of rent. Management anticipates improvements in occupancy as a result of a new full time site manager who was recently hired. The site has recently changed its name with the hopes that, given the prior reputation of the development, a change in name would enhance traffic to the site. Current marketing includes advertising on Rent.com, an ad in the Local Free Shopper (which covers three cities/towns), posted fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. The current property manager has several applications pending and is making concerted efforts to bring the physical occupancy over 90%. The property is operating slightly above breakeven as of the end of the second quarter. Management fees are being accrued and expenses have been cut. The property is operating under an approved workout plan dated March 3, 2009, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues. Management is working vigorously to achieve full occupancy by the summer of 2010. Payables are anticipated to be brought current by December 2010 provided that the property achieves and maintains full occupancy, and expenses remain within budget. The investment general partner continues to work closely with the operating general partner to monitor the property until occupancy improves and operations stabilize. A site visit was conducted in October 2009. The property was in good condition. Real estate taxes were paid in March 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, the investment general partner transferred its interest in Maple Leaf Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,057,089 and cash proceeds to the investment limited partner of $0. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of March 31, 2010.

In May 2010, the investment general partner of Series 18 and Boston Capital Tax Credit Fund IV LP - Series 20, respectively, transferred their interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720 in Series 18 and Series 20, respectively. Of the total proceeds received, $22,680 and $9,720, for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $ 7,000 and $3,000, for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2010.

Series 19

As of June 30, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at June 30, 2010, all of which were at 100% Qualified Occupancy.

For the three month period ended June 30, 2010 and 2009, Series 19 reflects net loss from Operating Partnerships of $(106,718) and $(190,148), respectively, which includes depreciation and amortization of $346,349 and $471,124, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Martindale Apartments, Ltd. (Martindale Apartments) is a 24-unit property located in Martindale, Texas. In the past, inadequate rental rates did not cover normal operating expenses. In 2008, Rural Development approved a rent increase of approximately $15 per unit. The increased rents caused resident turnover and occupancy decreased to an average 87% in 2008. The property operated below breakeven in 2008 due to the low occupancy. In 2009 occupancy averaged 92%. Despite the improvement in occupancy, the property continued to operate below breakeven due to insufficient rental rates. Occupancy has continued to remain strong in 2010, averaging 90% for the year, but operations remain below breakeven status. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Martindale. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven, due to insufficient rental rates and few job opportunities in the property's rural location. The property also suffers from high operating expenses, specifically utilities. Over the past five years the City of Carrollton has dramatically increased water and sewer rates to cover the repair to water lines. Water and sewer rates have increased over 300% from 2005 levels. The average occupancy through June 30, 2010 has been 100%, but operations have remained consistently below breakeven. To alleviate the pressure on cash flow, the mortgage was made a cash flow only mortgage in 2004. This allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current. Operating deficits continue to be funded through operating general partner and investment limited partner contributions. Management will request a rental rate increase from the Missouri Housing Development Corporation effective for the third quarter 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. During 2008, communication with the new operating general partner became extremely difficult. The operations declined and the property operated below breakeven for 2008 with occupancy ending at 63% for December 2008. During the first quarter of 2009, the investment general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests. An offer to purchase is anticipated by the third quarter of 2010. The affiliated management company of the potential operating general partner has already been placed on-site by Rural Development. The investment general partner met with the operating general partner in September to discuss the potential sale. The investment limited partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. If the foreclosure were to take place in 2010 the Operating Partnership will experience estimated recapture and interest of $30,050, equivalent to $6 per 1,000 BACs. On December 31, 2010, the 15-year low income housing tax credit compliance period expires with respect to Forest Associates.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong and was 100% at the end of the second quarter of 2010. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The property operated below breakeven in 2009 with an average occupancy of 89%. Occupancy at the end of the second quarter 2010 was 96%. Management has been advertising in the local paper as well as posting fliers throughout the immediate area. The replacement reserve was fully funded in 2009. The property is operating above breakeven in 2010. The investment general partner will continue to work with the operating general partner to maintain above breakeven operations. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, LP (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2009, despite average occupancy of 92% and a slight decrease in operating expenses, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy has improved to 94% as of May 2010, but rent levels remain insufficient to cover expenses. The operating general partner continues to fund deficits as needed; however, he has notified the investment general partner that his ability to continue funding is limited. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage is closer to maturity date of August 2014. The property's mortgage, real estate taxes and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Sugarwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,970,215 and cash proceeds to the investment partnerships of $66,933 and $66,933 to Series 17 and Series 19, respectively. Of the total proceeds received, $15,000 and $15,000 for Series 17 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $4,563 and $4,563 from Series 17 and Series 19, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $47,370 and $47,370 were returned to cash reserves held by Series 17 and Series 19, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $47,370 and $47,370 for Series 17 and Series 19, respectively, as of June 30, 2009.

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

In February 2010, the investment general partner of Series 19 entered into an agreement to transfer its interest in Ankeny Housing Associates Two LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $2,566,333 and cash proceeds to the investment partnership of $1,544,780. The transaction closed as of April 2010. Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $20,400 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $1,514,380 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,514,380 as of June 30, 2010.

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

In accordance with the accounting guidance for the consolidation of variable interest entities, the Fund determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors.  A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE.  However, management does not consolidate the Fund's interests in these VIEs, as it is not considered to be the primary beneficiary.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of fund income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund's balance in investment in Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the local general partners and their guarantee against credit recapture.

Recent Accounting Changes

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a Partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure.

In September 2006, the Financial Accounting Standards Board ("FASB") issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Fund adopted GAAP for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Fund has determined that adoption of this guidance has no material impact on the Fund's financial statements.

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

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Fund for the quarter ended June 30, 2009. The adoption did not have a significant impact on the subsequent events that the Fund reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-Q.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 16, 2010	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 16, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 16, 2010	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal