Form 10-Q
period 2010-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2010-11-15
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2010

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED Balance Sheets *

Condensed Balance Sheets Series 15 *

Condensed Balance Sheets Series 16 *

Condensed Balance Sheets Series 17 *

Condensed Balance Sheets Series 18 *

Condensed Balance Sheets Series 19 *

CONDENSED Statements of Operations three months 10

Condensed Statements of Operations Series 15 11

Condensed Statements of Operations Series 16 12

Condensed Statements of Operations Series 17 13

Condensed Statements of Operations Series 18 14

Condensed Statements of Operations Series 19 15

CONDENSED Statements of Operations SIX months 16

Condensed Statements of Operations Series 15 17

Condensed Statements of Operations Series 16 18

Condensed Statements of Operations Series 17 19

Condensed Statements of Operations Series 18 20

Condensed Statements of Operations Series 19 21

CONDENSED STATEmentS OF Changes in Partners' Capital (Deficit) 22

Condensed Partners' Capital (Deficit) Series 15 23

Condensed Partners' Capital (Deficit) Series 16 23

Condensed Partners' Capital (Deficit) Series 17 24

Condensed Partners' Capital (Deficit) Series 18 24

Condensed Partners' Capital (Deficit) Series 19 25

CONDENSED Statements of Cash Flows 26

Condensed Statements of Cash Flows Series 15 27

Condensed Statements of Cash Flows Series 16 28

Condensed Statements of Cash Flows Series 17 29

Condensed Statements of Cash Flows Series 18 30

Condensed Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements *

Note A Organization *

Note B Accounting and financial reporting policies *

Note C Related Party Transactions 34

Note D Investments in operating partnerships 35

COMBINED CONDENSED STATEMENTS OF OPERATIONS 37

Combined Condensed Statement of Operations Series 15 38

Combined Condensed Statement of Operations Series 16 39

Combined Condensed Statement of Operations Series 17 40

Combined Condensed Statement of Operations Series 18 41

Combined Condensed Statement of Operations Series 19 42

Note E Taxable Loss 43

Note F Income taxes 43

Note G Subsequent Event 43

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 44

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 68

Recent Accounting Changes 69

Item 3. Quantitative and Qualitative Disclosures about market risk 71

Item 4. Controls and Procedures 71

Part II Other Information 72

Item 1. Legal Proceedings 72

Item 1A. Risk Factors 72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 72

Item 3. Defaults Upon Senior Securities 72

Item 4. (Removed and Reserved) 72

Item 5. Other Information 72

Item 6. Exhibits 72

SIGNATURES 73

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 2,448,047	$ 2,049,777
Other assets	69,234	14,500
	$ 2,517,281	$ 2,064,277

LIABILITIES

Accounts payable & accrued expenses	$ 86,246	$ 108,846
Accounts payable affiliates (Note C)	24,816,838	24,466,490
Capital contributions payable	93,144	93,144
	24,996,228	24,668,480

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and outstanding	(20,398,880)	(20,507,883)
General Partner	(2,080,067)	(2,096,320)
	(22,478,947)	(22,604,203)
	$ 2,517,281	$ 2,064,277

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 15

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 184,092	$ 278,978
Other assets	-	1,100
	$ 184,092	$ 280,078

LIABILITIES

Accounts payable & accrued expenses	$ 1,246	$ 36,346
Accounts payable affiliates (Note C)	3,957,805	3,879,606
Capital contributions payable	-	-
	3,959,051	3,915,952

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,415,020)	(3,277,326)
General Partner	(359,939)	(358,548)
	(3,774,959)	(3,635,874)
	$ 184,092	$ 280,078

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 16

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 351,649	$ 416,557
Other assets	2,500	2,500
	$ 354,149	$ 419,057

LIABILITIES

Accounts payable & accrued expenses	$ 15,000	$ -
Accounts payable affiliates (Note C)	8,177,998	8,144,790
Capital contributions payable	51,792	51,792
	8,244,790	8,196,582

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and outstanding	(7,345,126)	(7,233,141)
General Partner	(545,515)	(544,384)

	(7,890,641)	(7,777,525)
	$ 354,149	$ 419,057

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 17

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 930,941	$ 199,038
Other assets	16,900	8,700
	$ 947,841	$ 207,738

LIABILITIES

Accounts payable & accrued expenses	$ 27,600	$ 12,500
Accounts payable affiliates (Note C)	7,500,098	7,300,178
Capital contributions payable	22,798	22,798
	7,550,496	7,335,476

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,115,851)	(6,635,683)
General Partner	(486,804)	(492,055)
	(6,602,655)	(7,127,738)
	$ 947,841	$ 207,738

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 18

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 265,097	$ 347,309
Other assets	-	-
	$ 265,097	$ 347,309

LIABILITIES

Accounts payable & accrued expenses	$ 22,000	$ 15,000
Accounts payable affiliates (Note C)	5,180,937	5,141,916
Capital contributions payable	18,554	18,554
	5,221,491	5,175,470

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,596,603)	(4,469,652)
General Partner	(359,791)	(358,509)
	(4,956,394)	(4,828,161)
	$ 265,097	$ 347,309

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 19

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 716,268	$ 807,895
Other assets	49,834	2,200
	$ 766,102	$ 810,095

LIABILITIES

Accounts payable & accrued expenses	$ 20,400	$ 45,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	20,400	45,000

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,073,720	1,107,919
General Partner	(328,018)	(342,824)
	745,702	765,095
	$ 766,102	$ 810,095

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 5,569	$ 3,869
Other income	8,216	31,526
	13,785	35,395

Share of Income from Operating Partnerships(Note D)	597,638	188,900

Expenses
Professional fees	153,904	130,529
Fund management fee (Note C)	326,671	361,005
General and administrative expenses	24,280	41,419
	504,855	532,953

NET INCOME (LOSS)	$ 106,568	$ (308,658)

Net income (loss) allocated to limited assignees	$ 105,502	$ (305,573)

Net income (loss) allocated to general partner	$ 1,066	$ (3,085)

Net income (loss) per BAC	$ .00	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2010	2009

Income
Interest income	$ 511	$ 825
Other income	856	-
	1,367	825

Share of Income from Operating Partnerships(Note D)	-	188,900

Expenses
Professional fees	34,031	31,184
Fund management fee (Note C)	47,911	41,867
General and administrative expenses	6,190	8,410
	88,132	81,461

NET INCOME (LOSS)	$ (86,765)	$ 108,264

Net income (loss) allocated to limited assignees	$ (85,897)	$ 107,181

Net income (loss) allocated to general partner	$ (868)	$ 1,083

Net income (loss) per BAC	$ (.02)	$ .03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2010	2009

Income
Interest income	$ 831	$ 781
Other income	1,422	4,054
	2,253	4,835

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	36,824	34,514
Fund management fee (Note C)	102,943	105,167
General and administrative expenses	5,390	10,073
	145,157	149,754

NET INCOME (LOSS)	$ (142,904)	$ (144,919)

Net income (loss) allocated to limited assignees	$ (141,475)	$ (143,470)

Net income (loss) allocated to general partner	$ (1,429)	$ (1,449)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2010	2009

Income
Interest income	$ 1,882	$ 716
Other income	4,601	2,913
	6,483	3,629

Share of Income from Operating Partnerships(Note D)	597,638	-

Expenses
Professional fees	33,127	26,979
Fund management fee (Note C)	63,327	99,995
General and administrative expenses	4,783	8,798
	101,237	135,772

NET INCOME (LOSS)	$ 502,884	$ (132,143)

Net income (loss) allocated to limited assignees	$ 497,855	$ (130,822)

Net income (loss) allocated to general partner	$ 5,029	$ (1,321)

Net income (loss) per BAC	$ .10	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2010	2009

Income
Interest income	$ 577	$ 257
Other income	1,337	1,215
	1,914	1,472

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	25,291	20,059
Fund management fee (Note C)	64,856	83,882
General and administrative expenses	3,783	6,880
	93,930	110,821

NET INCOME (LOSS)	$ (92,016)	$ (109,349)

Net income (loss) allocated to limited assignees	$ (91,096)	$ (108,256)

Net income (loss) allocated to general partner	$ (920)	$ (1,093)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2010	2009

Income
Interest income	$ 1,768	$ 1,290
Other income	-	23,344
	1,768	24,634

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	24,631	17,793
Fund management fee (Note C)	47,634	30,094
General and administrative expenses	4,134	7,258
	76,399	55,145

NET INCOME (LOSS)	$ (74,631)	$ (30,511)

Net income (loss) allocated to limited assignees	$ (73,885)	$ (30,206)

Net income (loss) allocated to general partner	$ (746)	$ (305)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$ 12,267	$ 8,478
Other income	71,694	69,034
	83,961	77,512

Share of Income from Operating Partnerships(Note D)	2,349,300	986,251

Expenses
Professional fees	153,904	175,000
Fund management fee (Note C)	612,246	656,839
General and administrative expenses	41,855	70,252
	808,005	902,091

NET INCOME (LOSS)	$ 1,625,256	$ 161,672

Net income (loss) allocated to limited assignees	$ 1,609,003	$ 160,056

Net income (loss) allocated to general partner	$ 16,253	$ 1,616

Net income (loss) per BAC	$ .07	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2010	2009

Income
Interest income	$ 1,193	$ 1,828
Other income	2,313	481
	3,506	2,309

Share of Income from Operating Partnerships(Note D)	-	188,900

Expenses
Professional fees	34,031	42,142
Fund management fee (Note C)	98,983	89,552
General and administrative expenses	9,577	14,380
	142,591	146,074

NET INCOME (LOSS)	$ (139,085)	$ 45,135

Net income (loss) allocated to limited assignees	$ (137,694)	$ 44,684

Net income (loss) allocated to general partner	$ (1,391)	$ 451

Net income (loss) per BAC	$ (.04)	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2010	2009

Income
Interest income	$ 2,076	$ 1,763
Other income	3,906	5,464
	5,982	7,227

Share of Income from Operating Partnerships(Note D)	132,105	-

Expenses
Professional fees	36,824	46,037
Fund management fee (Note C)	204,813	217,283
General and administrative expenses	9,566	17,089
	251,203	280,409

NET INCOME (LOSS)	$ (113,116)	$ (273,182)

Net income (loss) allocated to limited assignees	$ (111,985)	$ (270,450)

Net income (loss) allocated to general partner	$ (1,131)	$ (2,732)

Net income (loss) per BAC	$ (.02)	$ (.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2010	2009

Income
Interest income	$ 2,702	$ 1,733
Other income	11,561	4,732
	14,263	6,465

Share of Income from Operating Partnerships(Note D)	702,815	524,422

Expenses
Professional fees	33,127	35,492
Fund management fee (Note C)	150,329	164,463
General and administrative expenses	8,539	14,916
	191,995	214,871

NET INCOME (LOSS)	$ 525,083	$ 316,016

Net income (loss) allocated to limited assignees	$ 519,832	$ 312,856

Net income (loss) allocated to general partner	$ 5,251	$ 3,160

Net income (loss) per BAC	$ .10	$ .06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2010	2009

Income
Interest Income	$ 1,440	$ 511
Other income	2,276	34,914
	3,716	35,425

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	25,292	27,491
Fund management fee (Note C)	99,853	144,149
General and administrative expenses	6,804	11,567
	131,949	183,207

NET INCOME (LOSS)	$ (128,233)	$ (147,782)

Net income (loss) allocated to limited assignees	$ (126,951)	$ (146,304)

Net income (loss) allocated to general partner	$ (1,282)	$ (1,478)

Net income (loss) per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2010	2009

Income
Interest income	$ 4,856	$ 2,643
Other income	51,638	23,443
	56,494	26,086

Share of Income from Operating Partnerships(Note D)	1,514,380	272,929

Expenses
Professional fees	24,630	23,838
Fund management fee (Note C)	58,268	41,392
General and administrative expenses	7,369	12,300
	90,267	77,530

NET INCOME (LOSS)	$ 1,480,607	$ 221,485

Net income (loss) allocated to limited assignees	$ 1,465,801	$ 219,270

Net income (loss) allocated to general partner	$ 14,806	$ 2,215

Net income (loss) per BAC	$ .36	$ .05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(20,507,883)	$ (2,096,320)	$(22,604,203)

Distributions	(1,500,000)	-	(1,500,000)

Net income (loss)	1,609,003	16,253	1,625,256

Partners' capital (deficit), September 30, 2010	$(20,398,880)	$ (2,080,067)	$(22,478,947)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2010	$ (3,277,326)	$ (358,548)	$ (3,635,874)

Distributions	-	-	-

Net income (loss)	(137,694)	(1,391)	(139,085)

Partners' capital (deficit), September 30, 2010	$ (3,415,020)	$ (359,939)	$ (3,774,959)

Series 16
Partners' capital (deficit) April 1, 2010	$ (7,233,141)	$ (544,384)	$ (7,777,525)

Distributions	-	-	-

Net income (loss)	(111,985)	(1,131)	(113,116)

Partners' capital (deficit), September 30, 2010	$ (7,345,126)	$ (545,515)	$ (7,890,641)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2010	$ (6,635,683)	$ (492,055)	$ (7,127,738)

Distributions	-	-	-

Net income (loss)	519,832	5,251	525,083

Partners' capital (deficit), September 30, 2010	$ (6,115,851)	$ (486,804)	$ (6,602,655)

Series 18
Partners' capital (deficit) April 1, 2010	$ (4,469,652)	$ (358,509)	$ (4,828,161)

Distributions	-	-	-

Net income (loss)	(126,951)	(1,282)	(128,233)

Partners' capital (deficit), September 30, 2010	$ (4,596,603)	$ (359,791)	$ (4,956,394)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2010	$ 1,107,919	$ (342,824)	$ 765,095

Distributions	(1,500,000)	-	(1,500,000)

Net income (loss)	1,465,801	14,806	1,480,607

Partners' capital (deficit), September 30, 2010	$ 1,073,720	$ (328,018)	$ 745,702

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 1,625,256	$ 161,672
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(2,349,300)	(986,251)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(22,600)	12,376
Decrease (Increase) in other assets	(54,734)	(113,978)
(Decrease) Increase in accounts payable affiliates	350,348	(71,370)

Net cash (used in) provided by operating activities	(451,030)	(997,551)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,349,300	850,791

Net cash (used in) provided by investing activities	2,349,300	850,791

Cash flows from financing activity:

Distributions	(1,500,000)	-

Net cash (used in) provided by financing activity	(1,500,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	398,270	(146,760)

Cash and cash equivalents, beginning	2,049,777	2,112,652

Cash and cash equivalents, ending	$ 2,448,047	$ 1,965,892

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ 30,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ (139,085)	$ 45,135
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	-	(188,900)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(35,100)	-
Decrease (Increase) in other assets	1,100	(23,949)
(Decrease) Increase in accounts payable affiliates	78,199	(8,840)

Net cash (used in) provided by operating activities	(94,886)	(176,554)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	53,440

Net cash (used in) provided by investing activities	-	53,440

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(94,886)	(123,114)

Cash and cash equivalents, beginning	278,978	422,913

Cash and cash equivalents, ending	$ 184,092	$ 299,799

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ (113,116)	$ (273,182)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	(132,105)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	(10,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	33,208	108,222

Net cash (used in) provided by operating activities	(197,013)	(174,960)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	132,105	-

Net cash (used in) provided by investing activities	132,105	-

Cash flows from financing activity:
	-	-
Distributions

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,908)	(174,960)

Cash and cash equivalents, beginning	416,557	462,408

Cash and cash equivalents, ending	$ 351,649	$ 287,448

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 525,083	$ 316,016
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(702,815)	(524,422)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,100	28,688
Decrease (Increase) in other assets	(8,200)	(39,400)
(Decrease) Increase in accounts payable affiliates	199,920	(325,939)

Net cash (used in) provided by operating activities	29,088	(545,057)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	702,815	524,422

Net cash (used in) provided by investing activities	702,815	524,422

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	731,903	(20,635)

Cash and cash equivalents, beginning	199,038	198,047

Cash and cash equivalents, ending	$ 930,941	$ 177,412

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ 30,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ (128,233)	$ (147,782)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,000	(10,000)
Decrease (Increase) in other assets	-	(25,000)
(Decrease) Increase in accounts payable affiliates	39,021	178,605

Net cash (used in) provided by operating activities	(82,212)	(4,177)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,212)	(4,177)

Cash and cash equivalents, beginning	347,309	247,862

Cash and cash equivalents, ending	$ 265,097	$ 243,685

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 1,480,607	$ 221,485
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(1,514,380)	(272,929)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(24,600)	3,688
Decrease (Increase) in other assets	(47,634)	(25,629)
(Decrease) Increase in accounts payable affiliates	-	(23,418)

Net cash (used in) provided by operating activities	(106,007)	(96,803)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,514,380	272,929

Net cash (used in) provided by investing activities	1,514,380	272,929

Cash flows from financing activity:

Distributions	(1,500,000)	-

Net cash (used in) provided by financing activity	(1,500,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(91,627)	176,126

Cash and cash equivalents, beginning	807,895	781,422

Cash and cash equivalents, ending	$ 716,268	$ 957,548

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund III L.P. (the "Fund") was formed under the laws of the State of Delaware as of September 19, 1991 for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of June 1, 2001 there was a restructuring, and as a result, the Fund's general partner was reorganized as follows. The general partner of the Fund continues to be Boston Capital Associates III L.P., a Delaware limited partnership. The general partner of the general partner of the Fund is now BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner is Capital Investment Holdings, a general partnership whose partners are various officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC III Assignor Corp., a Delaware corporation which is wholly-owned by Herbert F. Collins and John P. Manning.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2010 and for the six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ 63,462	$ 70,042
Series 16	115,311	129,111
Series 17	97,229	106,926
Series 18	67,834	86,943
Series 19	47,634	58,995
	$391,470	$452,017

The fund management fees paid for the quarters ended September 30, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ -	$ 150,000
Series 16	-	150,000
Series 17	-	550,000
Series 18	-	-
Series 19	47,634	150,000
	$ 47,634	$ 1,000,000

The fund management fees paid for the six months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ 50,000	$ 150,000
Series 16	200,000	150,000
Series 17	-	550,000
Series 18	100,000	-
Series 19	95,268	150,000
	$ 445,268	$ 1,000,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2010 and 2009, the Fund had limited partnership interests in 162 and 179 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2010 and 2009 is as follows:

	2010	2009
Series 15	39	41
Series 16	45	48
Series 17	36	41
Series 18	24	29
Series 19	18	20
	162	179

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ -	$ -
Series 16	51,792	51,792
Series 17	22,798	37,895
Series 18	18,554	18,554
Series 19	-	-
	$ 93,144	$108,241

During the six months ended September 30, 2010 the Fund disposed of eight Operating Partnerships. A summary of the dispositions by Series for September 30, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain/(Loss) on Disposition

Series 15	-	1	$-	$-
Series 16	-	1	132,105	132,105
Series 17	2	1	702,815	702,815
Series 18	1	1	-	-
Series 19	-	1	1,514,380	1,514,380

Total	3	5	$2,349,300	$2,349,300

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

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

* Fund proceeds from disposition does not include $135,460 recorded as receivable for Series 15 at September 30, 2009.

The gain (loss) described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the condensed financial statements.

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2010.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2010	2009

Revenues
Rental	$ 19,944,664	$ 20,229,797
Interest and other	666,812	780,728

	20,611,476	21,010,525

Expenses
Interest	3,629,459	4,268,307
Depreciation and amortization	5,375,154	5,784,362
Operating expenses	14,276,148	14,266,633
	23,280,761	24,319,302

NET LOSS	$(2,669,285)	$(3,308,777)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(2,642,591)	$(3,275,689)

Net loss allocated to other Partners	$ (26,694)	$ (33,088)

* Amounts include $2,642,591 and $3,275,689 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2010	2009

Revenues
Rental	$ 3,460,379	$ 1,864,103
Interest and other	83,033	33,660

	3,543,412	1,897,763

Expenses
Interest	624,425	342,538
Depreciation and amortization	917,551	487,882
Operating expenses	2,468,496	1,272,651
	4,010,472	2,103,071

NET LOSS	$ (467,060)	$ (205,308)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (462,389)	$ (203,255)

Net loss allocated to other Partners	$ (4,671)	$ (2,053)

* Amounts include $462,389 and $203,255 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2010	2009

Revenues
Rental	$ 5,633,252	$ 5,804,009
Interest and other	146,855	202,080

	5,780,107	6,006,089

Expenses
Interest	966,943	1,205,767
Depreciation and amortization	1,444,418	1,646,157
Operating expenses	4,009,377	4,165,998
	6,420,738	7,017,922

NET LOSS	$ (640,631)	$(1,011,833)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (634,225)	$(1,001,715)

Net loss allocated to other Partners	$ (6,406)	$ (10,118)

* Amounts include $634,225 and $1,001,715 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2010	2009

Revenues
Rental	$ 5,570,832	$ 5,952,619
Interest and other	159,060	195,003

	5,729,892	6,147,622

Expenses
Interest	1,023,875	1,280,321
Depreciation and amortization	1,504,016	1,549,429
Operating expenses	4,016,027	4,162,169
	6,543,918	6,991,919

NET LOSS	$ (814,026)	$ (844,297)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (805,885)	$ (835,853)

Net loss allocated to other Partners	$ (8,141)	$ (8,444)

* Amounts include $805,885 and $835,853 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2010	2009

Revenues
Rental	$ 2,921,925	$ 3,572,233
Interest and other	176,588	214,456

	3,098,513	3,786,689

Expenses
Interest	515,552	736,923
Depreciation and amortization	862,976	1,204,166
Operating expenses	2,248,550	2,800,707
	3,627,078	4,741,796

NET LOSS	$ (528,565)	$ (955,107)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (523,279)	$ (945,556)

Net loss allocated to other Partners	$ (5,286)	$ (9,551)

* Amounts include $523,279 and $945,556 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2010	2009

Revenues
Rental	$ 2,358,276	$ 3,036,833
Interest and other	101,276	135,529

	2,459,552	3,172,362

Expenses
Interest	498,664	702,758
Depreciation and amortization	646,193	896,728
Operating expenses	1,533,698	1,865,108
	2,678,555	3,464,594

NET LOSS	$ (219,003)	$ (292,232)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (216,813)	$ (289,310)

Net loss allocated to other Partners	$ (2,190)	$ (2,922)

* Amounts include $216,813 and $289,310 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
offset excess income.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

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

NOTE G - SUBSEQUENT EVENT

The Fund has entered into agreements to either sell or transfer interests in four Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these four Operating Partnerships are $320,137. The estimated gain on sales of the Operating Partnerships is $245,137 and the sales are expected to be recognized in the third quarter of fiscal year end 2011.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2010 were $391,470 and total fund management fees accrued as of September 30, 2010 were $24,023,142. During the six months ended September 30, 2010, $445,268 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2010, an affiliate of the general partner of the Fund advanced a total of $793,696 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2010 there were no advances. Below is a summary, by series, of the total advances made to date.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in twenty-nine of the Operating Partnerships.

During the quarter ended September 30, 2010, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2010.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in nineteen of the Operating Partnerships.

During the quarter ended September 30, 2010, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 2 Operating Partnerships in the amount of $51,792 as of September 30, 2010. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in thirteen of the Operating Partnerships.

During the quarter ended September 30, 2010, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of September 30, 2010. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in ten of the Operating Partnerships.

During the quarter ended September 30, 2010, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2010. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in eight of the Operating Partnerships.

During the quarter ended September 30, 2010, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2010.

Results of Operations

As of September 30, 2010 and 2009, the Fund held limited partnership interests in 162 and 179 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2010 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 15	47,911	15,551	98,983	29,216
Series 16	102,943	12,368	204,813	28,395
Series 17	63,327	33,902	150,329	49,591
Series 18	64,856	2,978	99,853	39,168
Series 19	47,634	-	58,268	37,000
	$ 326,671	$64,799	$612,246	$183,370

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 39 properties September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 15 reflects a net loss from Operating Partnerships of $(467,060) and $(205,308), respectively, which includes depreciation and amortization of $917,551 and $487,882, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to keep those units occupied. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and this competition is the main contributor to the property's historically low occupancy. The current leasing incentives include waiving the security deposit and offering two months of free rent. Management continues to advertise heavily in the surrounding areas. Occupancy decreased to 59% at the end of the third quarter of 2010. The property operated below breakeven in 2009 due to low occupancy and overly burdensome operating expenses. Through the third quarter of 2010, the property is operating above breakeven due to a decrease in maintenance and administrative expenses. In order to decrease the operating expenses, management completes a majority of work orders and property maintenance issues in-house. The investment general partner conducted a site visit in September 2010. The investment general partner found the property to be in excellent condition with no deferred maintenance. The operating general partner continues to fund operating deficits as needed. When necessary, the Operating Partnership has accrued management fees and payroll fees, all of which are due to the operating general partner, in order to fund operating deficits. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period will expire with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 62% in 2009 and has improved to 71% by the end of the third quarter of 2010. The property operated below breakeven in 2009 and continues to operate below breakeven through the third quarter of 2010. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. There are also several competitive properties less than a mile from the property. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. Management continues to evict between two and three residents each month. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In October 2009, the investment general partner transferred its interest in Osage Housing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $530,583 and cash proceeds to the investment limited partner of $480,000. Of the total proceeds received, $7,600 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $472,400 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $472,400 as of December 31, 2009.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. During 2008, communication with the new operating general partner became extremely difficult while operations declined. The property operated below breakeven in 2008. During the first quarter of 2009, the operating general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable potential operating general partner that is interested in acquiring the operating general partner and investment general partner interests. The affiliated management company of the potential operating general partner was placed on-site by Rural Development during May 2009. Although an offer was initially anticipated during 2010, it seems that Rural Development is simply overwhelmed with this portfolio and they do not have adequate experienced staff to resolve the matter. The investment general partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Greentree Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property has historically operated with low occupancy, which has resulted in below breakeven operations. In 2009, the property continued to operate below breakeven. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is offering on-site events to enhance the sense of community. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols. Because of ongoing operating cash flow issues, the property was put under a workout plan with Rural Development in 2008. The goal of the plan was to fully fund the tax and insurance escrow, as well as the replacement reserve. However, due to continued low occupancy, management was unsuccessful in fully funding the tax and insurance escrow and replacement reserve account. In December 2009 management informed Rural Development of the issue and at this time is waiting for their response. Through the third quarter of 2010, the property is continuing to operate with low occupancy and as a result is unable to breakeven. As of September 2010, the property was 77% occupied. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Showboat Manor. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In February 2010, the operating general partner of Rainier Manor Associates LP approved an agreement to sell the property and the transaction closed on September 29, 2010. The sales price for the property was $3,300,000, which included the outstanding mortgage balance of approximately $3,293,443 and cash proceeds to the investment partnerships of $0. No proceeds were returned to cash reserves held by Boston Capital Tax Credit Fund II, LP Series 14 and Series 15, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

In October 2010, the investment general partner transferred its interest in Hearthside II L.D.H.A. LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,698,026 and cash proceeds to the investment partnership of $120,000. Of the total proceeds received $27,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $78,000 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Monark Properties, LP (Monark Homes) is a 10-unit family property in Van Buren, AR. The property is located in a depressed rural area. Average occupancy for 2009 was strong through October, but declined to 80% by the end of the year after two units were vacated. Occupancy has continued to fall to an average of 75% through the third quarter 2010 due to the vacancy of a third unit. The lower occupancy has led to a decline in 2010 revenues, causing the property to operate below breakeven. Despite an increase in administration expenses in 2010, overall operating expenses are down through the third quarter 2010 versus 2009 due to lower maintenance expenses. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Monark Properties, LP.

Series 16

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 45 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 16 reflects a net loss from Operating Partnerships of $(640,631) and $(1,011,833), respectively, which includes depreciation and amortization of $1,444,418 and $1,646,157, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blairsville Rental Housing, Limited Partnership is a 24-unit Low Income Housing Tax Credit (LIHTC) family property located in Blairsville, GA. Due to weak and declining economic conditions throughout 2009, many employers closed or significantly reduced employee hours. As a result of hourly-wage employment composing a large portion of the property's tenant base, the number of move-outs and evictions increased. Management has reported that residents who were no longer able to afford rent have moved back in with friends or family. In addition, other tenants have either purchased homes or required additional personal care and transferred to nursing home facilities, causing occupancy to decline further. In the third quarter of 2010, occupancy was 85%, from a previous 2009 average of 87%; management has reported that they do not anticipate occupancy improving through 2010. The property operated below breakeven through the third quarter of 2010. Due to the property's rural location traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and installing brightly colored directional signage. Additionally, a tenant referral program and move-in specials are being offered. The investment general partner will continue to work with management in an effort to stabilize operations in 2010. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property is suffering from low occupancy due to a weak rental market. In addition, St. Croix Commons has experienced a higher than anticipated rate of turnover, primarily due to delinquency, evictions, and skips. Most of the residents who vacated lost their employment and could no longer pay their rent. Occupancy at the end of the third quarter of 2010 was 85%. Low occupancy and low rental rates in the area continued to prevent the property from achieving breakeven operations through the third quarter of 2010. Operating expenses are below the state average. The management agent continues to market the available units by working closely with the local housing authority and implementing various marketing efforts to attract qualified residents. The operating general partner's operating deficit guarantee is unlimited in time and amount and continues to fund operating deficits when necessary. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. In 2009, the property operated below breakeven due to low occupancy. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased demand. The most pressing leasing challenge is maintaining current residents and obtaining new qualified residents due to the leasing incentives being offered by immediate competitors. During 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new fliers, balloons and flags to enhance the property's visibility within the community. Occupancy continued to increase at a slow but steady rate throughout 2009, ending the year at 80%. During 2010, management has expanded marketing to the retail shops within 10 minutes of the property, started a Preferred Employer Program instituted at human resources departments of large-scale employers within a 5-mile radius and introduced new cross-marketing with local businesses such as: Applebee's, Golden Corral, Outback, Wal-Mart, etc. Also during the third quarter of 2010, direct mail, full color postcards were mailed to the specific targeted market of renters in the McDonough area. This postcard offered discounted rents for new tenants. The latest marketing efforts have resulted in a slight improvement in occupancy with both the year to date average and third quarter average at 85%. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sable Chase of McDonough. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Branson Christian County II (Abbey Orchards Apartments II) is a 56-unit family property located in Nixa, Missouri. The property operated below breakeven in 2009 due to low occupancy. The property operated above breakeven through the third quarter of 2010 as a result of an increase in occupancy. As of September 30, 2010 occupancy was 96%. Occupancy increased as a result of extended leasing office hours, additional advertising in the Apartment Finder publication, a new property manager, resident referral incentives, and the implementation of a resident retention program which includes events such as BBQs and a neighborhood watch. The operating general partner's guarantee expired in 2004; however, the operating general partner continues to fund operating deficits as needed. The mortgage, taxes and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Branson Christian County II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Joiner Elderly, Limited Partnership (Joiner Manor) is a 25-unit development in Joiner, AR. In 2009, average occupancy was 80% and the property operated below breakeven for the year. Occupancy peaked at 92% in May 2009, and was down to 68% by the end of the fourth quarter. This decrease was primarily due to poor economic situations and a smaller tenant pool. Properties with rental assistance located in the area in recent years have also negatively impacted occupancy. In November 2009 the property entered into a workout plan approved by Rural Development in an attempt to address the vacancy situation. In accordance with the workout plan, the previous site manager was let go and a temporary manager assumed the role. The temporary manager effectively increased occupancy to 76% through March 2010. A full time manager has since been hired, and has been focused on building a good rapport with the tenants. Occupancy has steadily increased throughout 2010 peaking at 96% in July, but decreased in August and September and ended the third quarter at 84%. In addition to staffing changes, the management company has been advertising in the local paper and distributing fliers to combat the low occupancy. Management had ceased offering referral bonuses and deposit waivers when occupancy showed signs of improvement, but will reinstate the waiver of deposits in the fourth quarter due to the recent decline. Management has also been coordinating with the local HUD office in an effort to reach out to renters with housing vouchers. Rural Development approved a rent increase effective April 1, 2010. The investment general partner will continue to work with the operating general partner to find ways to continue to stabilize operations. The real estate taxes, mortgage and insurance are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Joiner Elderly. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Mid City Associates LP (Mid City Apartments) consistts of 58 modular duplex apartments, comprising the first phase of a two-phase low income housing project totaling 96 units in the North Greenville section of Jersey City, NJ. Located on 15 separate infill parcels, Mid-City Apartments consists of fifty-seven 2-bedroom units and one 3-bedroom unit, including three 2-bedroom apartments designed specifically for handicapped tenants. Average occupancy in 2009 was 98%. As of September 30 2010 the property is 100% occupied with minimal bad debt and is operating above breakeven. On an annualized basis, operating expenses have decreased significantly. During November 2009 the first mortgage note in the amount of $990,000 with the New Jersey Housing and Mortgage Finance Agency, or NJHMFA, matured. As of December 31, 2009 the liability was paid in full. In September 2009, the Operating Partnership began discussions with NJHMFA regarding the possibility of refinancing the third mortgage note, which also matured in November 2009. The process is currently ongoing with NJHMFA agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Deer Run Limited Partnership, A NC LP (Deer Run Apartments) is a 31-unit property located in Warrenton, NC. The operating general partner has expressed his desire to exit the Operating Partnership, but the investment limited partner has been unable to find an interested buyer. The property is 17 years old and is in need of a complete rehab. Despite the poor physical condition of the property, operations have remained at or above breakeven the last three years. As of 2010, the operating general partner has discontinued sending quarterly financials and occupancy reports to the investment limited partner. Real estate taxes, insurance and mortgage payments are current, but the operating general partner has indicated that the property will have difficulty supporting the mortgage payments going forward. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Deer Run, LP. The investment general partner continues to explore various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 17

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 36 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 17 reflects a net loss from Operating Partnerships of $(814,026) and $(844,297), respectively, which includes depreciation and amortization of $1,504,016 and $1,549,429, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. Average occupancy in 2009 was 89% and the property operated below breakeven. Occupancy as of September 2010 was 96% with only two vacant units. The property management is scaling back concessions based on increased occupancy and current rental rates. It is anticipated the property will have an increased rental income in 2010. Despite the slight improvement in occupancy and projected rental income increase, the property continues to operate below breakeven due to higher maintenance expenses and real estate taxes. The operating general partner continues to fund all operating deficits. The mortgage, real estate taxes and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Skowhegan Housing, LP (West Front Residence) is a 30-unit property located in Skowhegan, ME. Through the third quarter of 2010, the property continued to operate below breakeven. Since occupancy remained strong at 97% at the end of the third quarter 2010, the investment general partner has asked management to determine the feasibility of a rent increase at the property. If management determines that that market can support a rent increase, the investment general partner will advise that the rent increase be implemented prior to the start of the winter heating season to offset high heating costs. While payables have decreased during the third quarter, they remain high and the investment general partner will continue to work with the operating general partner to ensure the operating general partner advances funds to pay down the outstanding payables. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. Through the third quarter of 2010, the property continued to operate below breakeven due to low occupancy, ending the month of September 2010 at 64% occupied. The property has been challenged by low occupancy due to the poor condition of the units and the isolated location of the property. The low occupancy was further exacerbated during the third quarter by a bed bug infestation. It is unlikely that any vacant units will be rented without eliminating the infestation and improving the quality of the units. Additionally, the property manager is resigning the position at the end of October 2010 and regional management is pursuing qualified candidates for the position. The investment general partner will monitor management's search for a qualified replacement and ensure that the operating general partner advances the funds necessary to eliminate the bed bug problem. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. All taxes, mortgage and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. In 2009, the property operated slightly below breakeven due to increased maintenance and administrative expenses. The increase in expenses was caused by high turnover resulting from poor market conditions. The property is currently operating below breakeven as a result of low occupancy and the costs incurred to market and turnover units. Occupancy as of September 30, 2010 was 60%. Increased competition has challenged the property. Specifically, there is another property within two miles of Park Place Apartments at a similar rent level which offers more amenities such as a swimming pool, tennis courts, spa, and clubhouse. In order to effectively compete with the other property, management replaced the site manager in September 2010 with a more seasoned and qualified site manager. Management also implemented new advertisements running in all local and surrounding area newspapers and supplements. Additionally, management is in the process of obtaining applicants from several of the area housing and social agencies. The new site manager is working on implementing a resident retention program to decrease turnover. The investment general partner will continue to monitor operations at the property to ensure occupancy increases and expenses stabilize. In the fourth quarter 2010, the investment general partner will visit the property to conduct a physical inspection and assess on-site management. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Park Place II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. All taxes, insurance, and mortgage payments are current.

In July 2010, the investment general partner transferred its interest in Palmetto Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,525,467 and cash proceeds to the investment partnership of $1,000. Of the total proceeds received, $1,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 17. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

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

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property located in Naples, FL. Occupancy averaged 94% in 2009, with below breakeven operations. Prior to 2007, the Naples area had experienced significant growth in the construction industry, but in 2007 construction activity halted due to oversupply and declining property values. In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers. As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and effective rental rates declined significantly. In addition, the tourism market has slowed, resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the market and at the property. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease. Although the property has been able to maintain occupancy above 93% in 2010, operations have remained below breakeven. Management is working with tenants to make payment arrangements in an effort to reduce bad debt and evictions. At the end of the third quarter of 2010, occupancy was 95% with below breakeven operations. The investment general partner will work with the operating general partner to reduce bad debt and ensure that all deficits are funded. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Cypress Point LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2010, the investment general partner transferred its interest in Sixth Street Partners, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,030,745 and cash proceeds to the investment partnership of $684,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $56,362 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $597,638 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $597,638 as of September 30, 2010.

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

Series 18

As of September 30, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 18 reflects a net loss from Operating Partnerships of $(528,565) and $(955,107), respectively, which includes depreciation and amortization of $862,976 and $1,204,166, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. In 2009, the Battle Creek economy weakened considerably, which ultimately impacted occupancy at the property. Throughout 2009, occupancy gradually declined. As of December 2009, occupancy was 77% and the property was not able to breakeven. As of September 2010 occupancy at the property increased slightly to 82% but the property continued to operate below breakeven. In an effort to improve occupancy, management is aggressively advertising, causing a slight increase in administrative expenses. Also, to attract more traffic to the property, management is offering one month free rent to its new residents. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy decreased in the second and third quarters of 2009 due to evictions for nonpayment of rent, but the property recovered and ended the year at 100% occupancy. Since that time, continued resident issues have caused occupancy to drop to 79% as of September 2010. Management has recently hired new on-site personnel to aid in stabilizing operations. Management has focused its marketing efforts outside of the local area, as many local applicants have been denied due to issues related to background checks. Management is considering changing the name of the property in the hopes of improving the reputation of the site and attracting a better pool of applicants. The property continues to operate below breakeven in 2010 due to high operating expenses and vacancy. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. Occupancy averaged 92% through the fourth quarter 2009 and was 94% as of December 31, 2009. As of September 2010, the property was 95% occupied. Although occupancy is strong and expenses remain reasonable, low rental rates in the area continue to prevent the property from achieving breakeven operations. The management company is marketing available units by working closely with the Housing Authority and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to fund all operating deficits. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Westminster Meadow L.D.H.A LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2009, the investment general partner transferred its interest in Glen Place Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $971,803 and cash proceeds to the investment limited partner of $25,000. Of the total proceeds received, $13,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $4,000 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $4,000 as of December 31, 2009.

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

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. The property operated below breakeven in 2009 due to high vacancy loss and high maintenance expenses associated with turning vacant units and correcting deferred maintenance issues. Occupancy stayed strong in the third quarter of 2010, with September occupancy ending at 93%. Despite strong occupancy, the property continued to operate below breakeven in the third quarter 2010 due to high administrative and maintenance expenses. These expenses are necessary in order to advertise the property and turn the units for incoming residents. Management continues to run advertisements in the local newspaper and utilizes signs in front of the property displaying rents to drive-by traffic as the property is on a main road. The on-site manager has implemented a resident retention program to reduce turnover costs. The program includes various social functions as well as a resident referral program and newsletter. In the fourth quarter 2010, the investment general partner will visit the property to conduct a physical inspection and assess on-site management. The insurance payments are current. The real estate taxes and mortgage are currently delinquent. The local tax authority has issued a tax certificate for the delinquent taxes which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale. The operating general partner anticipates paying the 2009 and 2010 real estate taxes in March of 2011, which is within the allotted three years. In addition to the delinquent taxes, the mortgage is delinquent as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender's attention on the property and force the lender to reconsider their previous decision to reject any workout plan. In the third quarter 2010, the lender initiated foreclosure proceedings. During court proceedings, the operating general partner argued that a foreclosure would terminate the Operating Partnership's Land Use Restriction Agreement and do a disservice to the community by eliminating the stipulation that the property remains affordable. This approach was successful as the court issued a denial of the lender's motion to appoint a receiver on September 20, 2010. The operating general partner is now hopeful that the lender will work to negotiate a workout plan by the end of the fourth quarter 2010. The investment general partner will continue to monitor these issues. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2008, occupancy averaged 91% and the property operated below breakeven. In 2009, average occupancy remained stable at 92%, but the property continued to operate below breakeven status. The average occupancy for 2010 is 80%. The property has experienced significant collection issues due to the current tenant profile and the nature of eviction laws in the State of New Jersey. According to management, evictions can take up to 6 months to fully process in the State of New Jersey. The operating general partner continues to fund operating deficits as needed. The first mortgage matured in July 2009. After negotiating with the lender, a loan modification was finalized on April 30, 2010, that resulted in a lower interest rate and a three-year extension. The extension does not add additional debt. Mortgage payments were made during negotiations to keep the loan current. According to the operating general partner, the resulting lower interest rate and management's concerted effort to turn over the current tenant profile will allow the property's revenue to cover expenses in 2010. The real estate taxes and insurance payments are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin's L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In March 2010, the operating general partner of Preston Wood Associates LP approved an agreement to sell the property and the transaction closed on August 9, 2010. The sales price for the property was $992,000, which included the outstanding mortgage balance of approximately $449,928 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow has resulted in the replacement reserve not being funded to the required levels. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest and rental incentives and discounts are being offered. Occupancy increased in the third quarter as a result of management's efforts, and was 90% in September 2010. The low occupancy and unit turnover resulted in the property operating below breakeven in 2009 and into the third quarter of 2010. The replacement reserve account is underfunded due to the constant withdrawals of funds to finance capital expenditures and costs related to turnover. A Servicing Workout Plan was approved by Rural Development on September 28, 2009 and was intended to fully fund the replacement reserve, pay down accounts payable, and increase occupancy. Quarterly meetings are being held as a means of tracking progress as part of the plan. The investment general partner conducted a site visit in October 2009. The property was found to be in generally good condition. The mortgage, taxes, and insurance are current.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job loses. The property is operating under a Servicing Workout Plan approved by Rural Development on March 3, 2009 which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes in the hopes of improving the reputation of the property. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. As of September 2010, occupancy had risen to 96%, with additional applications pending. Management expects to be at full occupancy before the end of October 2010. Management plans on reducing payables in the fourth quarter 2010 assuming occupancy stays high and expenses remain on budget. The property is operating slightly below breakeven as of the end of the third quarter 2010. The investment general partner will continue to work closely with the operating general partner until occupancy improves and operations stabilize. A site visit was conducted in October 2009. The property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 19

As of September 30, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 19 reflects a net loss from Operating Partnerships of $(219,003) and $(292,232), respectively, which includes depreciation and amortization of $646,193 and $896,728, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven, due to insufficient rental rates and few job opportunities in the property's rural location. The property also suffers from high operating expenses, specifically utilities. Over the past five years the City of Carrollton has dramatically increased water and sewer rates to cover the repair to water lines. Water and sewer rates have increased over 300% from 2005 levels. The average occupancy through September 30, 2010 has been 99%, but operations have remained consistently below breakeven. To alleviate the pressure on cash flow, the mortgage was made a cash flow only mortgage in 2004. This allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current. Operating deficits continue to be funded through operating general partner and investment limited partner contributions. Management will request a rental rate increase from the Missouri Housing Development Corporation effective for the fourth quarter 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the responsibilities. During 2008, communication with the new operating general partner became extremely difficult. The operations declined and the property operated below breakeven for 2008 with occupancy ending at 63% for December 2008. During the first quarter of 2009, the investment general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development has accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. There is a reputable operating general partner that is interested in acquiring the operating general partner and investment general partner interests. The affiliated management company of the potential operating general partner was placed on-site by Rural Development May 2009. Although an offer was initially anticipated during 2010, it seems that Rural Development is simply overwhelmed with this portfolio and they do not have adequate experienced staff to resolve the matter. The investment limited partner will continue to work with the potential incoming operating general partner and Rural Development until there is a resolution to the foreclosure proceedings. If the foreclosure were to take place in 2010 the Operating Partnership will experience estimated recapture and interest of $30,050, equivalent to $6 per 1,000 BACs. On December 31, 2010, the 15-year low income housing tax credit compliance period expires with respect to Forest Associates.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong and was 100% at the end of the third quarter of 2010. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The property operated below breakeven in 2009 with an average occupancy of 89%. Occupancy has been strong throughout 2010, and at the end of the third quarter was 96%. Management has been advertising in the local paper as well as posting fliers throughout the immediate area. Management has submitted a request to increase rent by $10, but is still awaiting approval from Rural Development. The replacement reserve was fully funded in 2009. The investment general partner will continue to work with the operating general partner to maintain above breakeven operations. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2009, despite average occupancy of 92% and a slight decrease in operating expenses, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy has remained steady in 2010, averaging 94% year-to-date, but rent levels remain insufficient to cover expenses. The operating general partner continues to fund deficits as needed; however, he has notified the investment general partner that his ability to continue funding is limited. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage is closer to its maturity date of August 2014. The property's mortgage, real estate taxes and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In May 2009, the investment general partner entered into an agreement to transfer its interest in Willowood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,639,504 and cash proceeds to the investment partnership of $269,684. Of the total proceeds received, $35,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $9,125 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $225,559 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $225,559 as of June 30, 2009.

In December 2009, the investment general partner transferred its interest in Wedgewood Lane Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $937,637 and cash proceeds to the investment limited partner of $26,500. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $11,500 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received on January 5, 2010; so a receivable in the amount of $11,500 has been recorded for Series 19 as of December 31, 2009. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $11,500 as of December 31, 2009.

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

Principal Accounting Policies and Estimates

The condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which require the Fund to make various estimates and assumptions. The following section is a summary of some aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of the Fund's financial condition and results of operations. The Fund believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The adoption of this guidance does not have a material impact on the Fund's financial condition or results of operations.

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

Recent Accounting Changes - continued

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4.	Controls & Procedures

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 15, 2010	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 15, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 15, 2010	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal