Form 10-Q
period 2010-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2011-02-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2010

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2010

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

CONDENSED Statements of Operations NINE months 16

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
FOR THE QUARTER ENDED DECEMBER 31, 2010

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

Note E Taxable Loss 43

Note F Income taxes 43

Note G Subsequent Event 43

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 44

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 69

Recent Accounting Changes 70

Item 3. Quantitative and Qualitative Disclosures about market risk 72

Item 4. Controls and Procedures 72

Part II Other Information 73

Item 1. Legal Proceedings 73

Item 1A. Risk Factors 73

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 73

Item 3. Defaults Upon Senior Securities 73

Item 4. (Removed and Reserved) 73

Item 5. Other Information 73

Item 6. Exhibits 73

SIGNATURES 74

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 2,763,522	$ 2,049,777
Other assets	36,600	14,500
	$ 2,800,122	$ 2,064,277

LIABILITIES

Accounts payable & accrued expenses	$ 112,146	$ 108,846
Accounts payable affiliates (Note C)	25,146,998	24,466,490
Capital contributions payable	93,144	93,144
	25,352,288	24,668,480

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,994,302 outstanding	(20,471,365)	(20,507,883)
General Partner	(2,080,801)	(2,096,320)
	(22,552,166)	(22,604,203)
	$ 2,800,122	$ 2,064,277

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 15

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 291,022	$ 278,978
Other assets	-	1,100
	$ 291,022	$ 280,078

LIABILITIES

Accounts payable & accrued expenses	$ 16,246	$ 36,346
Accounts payable affiliates (Note C)	4,014,835	3,879,606
Capital contributions payable	-	-
	4,031,081	3,915,952

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,380,469)	(3,277,326)
General Partner	(359,590)	(358,548)
	(3,740,059)	(3,635,874)
	$ 291,022	$ 280,078

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 16

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 389,822	$ 416,557
Other assets	2,500	2,500
	$ 392,322	$ 419,057

LIABILITIES

Accounts payable & accrued expenses	$ 5,000	$ -
Accounts payable affiliates (Note C)	8,293,309	8,144,790
Capital contributions payable	51,792	51,792
	8,350,101	8,196,582

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,427,602 outstanding	(7,411,592)	(7,233,141)
General Partner	(546,187)	(544,384)

	(7,957,779)	(7,777,525)
	$ 392,322	$ 419,057

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 17

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 1,088,838	$ 199,038
Other assets	31,900	8,700
	$ 1,120,738	$ 207,738

LIABILITIES

Accounts payable & accrued expenses	$ 48,500	$ 12,500
Accounts payable affiliates (Note C)	7,591,134	7,300,178
Capital contributions payable	22,798	22,798
	7,662,432	7,335,476

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,055,499)	(6,635,683)
General Partner	(486,195)	(492,055)
	(6,541,694)	(7,127,738)
	$ 1,120,738	$ 207,738

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 18

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 287,125	$ 347,309
Other assets	-	-
	$ 287,125	$ 347,309

LIABILITIES

Accounts payable & accrued expenses	$ 22,000	$ 15,000
Accounts payable affiliates (Note C)	5,247,720	5,141,916
Capital contributions payable	18,554	18,554
	5,288,274	5,175,470

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,640,910)	(4,469,652)
General Partner	(360,239)	(358,509)
	(5,001,149)	(4,828,161)
	$ 287,125	$ 347,309

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

Series 19

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)
ASSETS

Cash and cash equivalents	$ 706,715	$ 807,895
Other assets	2,200	2,200
	$ 708,915	$ 810,095

LIABILITIES

Accounts payable & accrued expenses	$ 20,400	$ 45,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	20,400	45,000

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,017,105	1,107,919
General Partner	(328,590)	(342,824)
	688,515	765,095
	$ 708,915	$ 810,095

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 4,843	$ 2,917
Other income	25,000	1,005
	29,843	3,922

Share of Income from Operating Partnerships(Note D)	286,820	555,781

Expenses
Professional fees	7,113	17,620
Fund management fee (Note C)	332,215	381,730
General and administrative expenses	50,555	42,066
	389,883	441,416

NET INCOME (LOSS)	$ (73,220)	$ 118,287

Net income (loss) allocated to limited assignees	$ (72,488)	$ 117,106

Net income (loss) allocated to general partner	$ (732)	$ 1,181

Net income (loss) per BAC	$ (.00)	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2010	2009

Income
Interest income	$ 603	$ 636
Other income	-	-
	603	636

Share of Income from Operating Partnerships(Note D)	78,000	472,400

Expenses
Professional fees	591	1,284
Fund management fee (Note C)	29,280	63,038
General and administrative expenses	13,833	8,885
	43,704	73,207

NET INCOME (LOSS)	$ 34,899	$ 399,829

Net income (loss) allocated to limited assignees	$ 34,550	$ 395,831

Net income (loss) allocated to general partner	$ 349	$ 3,998

Net income (loss) per BAC	$ .01	$ .10

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 16

	2010	2009

Income
Interest income	$ 696	$ 619
Other income	-	417
	696	1,036

Share of Income from Operating Partnerships(Note D)	54,920	62,076

Expenses
Professional fees	517	1,347
Fund management fee (Note C)	110,561	124,440
General and administrative expenses	11,675	10,289
	122,753	136,076

NET INCOME (LOSS)	$ (67,137)	$ (72,964)

Net income (loss) allocated to limited assignees	$ (66,466)	$ (72,234)

Net income (loss) allocated to general partner	$ (671)	$ (730)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2010	2009

Income
Interest income	$ 1,729	$ 532
Other income	-	-
	1,729	532

Share of Income from Operating Partnerships(Note D)	153,900	5,805

Expenses
Professional fees	545	1,316
Fund management fee (Note C)	84,308	65,014
General and administrative expenses	9,815	9,166
	94,668	75,496

NET INCOME (LOSS)	$ 60,961	$ (69,159)

Net income (loss) allocated to limited assignees	$ 60,351	$ (68,467)

Net income (loss) allocated to general partner	$ 610	$ (692)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2010	2009

Income
Interest income	$ 488	$ 187
Other income	25,000	588
	25,488	775

Share of Income from Operating Partnerships(Note D)	-	4,000

Expenses
Professional fees	206	1,261
Fund management fee (Note C)	62,118	70,243
General and administrative expenses	7,918	6,934
	70,242	78,438

NET INCOME (LOSS)	$ (44,754)	$ (73,663)

Net income (loss) allocated to limited assignees	$ (44,306)	$ (72,926)

Net income (loss) allocated to general partner	$ (448)	$ (737)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2010	2009

Income
Interest income	$ 1,327	$ 943
Other income	-	-
	1,327	943

Share of Income from Operating Partnerships(Note D)	-	11,500

Expenses
Professional fees	5,254	12,412
Fund management fee (Note C)	45,948	58,995
General and administrative expenses	7,314	6,792
	58,516	78,199

NET INCOME (LOSS)	$ (57,189)	$ (65,756)

Net income (loss) allocated to limited assignees	$ (56,617)	$ (65,098)

Net income (loss) allocated to general partner	$ (572)	$ (658)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$ 17,108	$ 11,395
Other income	96,694	70,039
	113,802	81,434

Share of Income from Operating Partnerships(Note D)	2,636,120	1,542,032

Expenses
Professional fees	161,017	192,621
Fund management fee (Note C)	944,460	1,038,568
General and administrative expenses	92,408	112,317
	1,197,885	1,343,506

NET INCOME (LOSS)	$ 1,552,037	$ 279,960

Net income (loss) allocated to limited assignees	$ 1,536,518	$ 277,159

Net income (loss) allocated to general partner	$ 15,519	$ 2,801

Net income (loss) per BAC	$ .07	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2010	2009

Income
Interest income	$ 1,796	$ 2,464
Other income	2,313	481
	4,109	2,945

Share of Income from Operating Partnerships(Note D)	78,000	661,300

Expenses
Professional fees	34,622	43,426
Fund management fee (Note C)	128,263	152,590
General and administrative expenses	23,409	23,266
	186,294	219,282

NET INCOME (LOSS)	$ (104,185)	$ 444,963

Net income (loss) allocated to limited assignees	$ (103,143)	$ 440,513

Net income (loss) allocated to general partner	$ (1,042)	$ 4,450

Net income (loss) per BAC	$ (.03)	$ .11

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2010	2009

Income
Interest income	$ 2,771	$ 2,382
Other income	3,906	5,881
	6,677	8,263

Share of Income from Operating Partnerships(Note D)	187,025	62,076

Expenses
Professional fees	37,341	47,384
Fund management fee (Note C)	315,374	341,723
General and administrative expenses	21,241	27,378
	373,956	416,485

NET INCOME (LOSS)	$ (180,254)	$ (346,146)

Net income (loss) allocated to limited assignees	$ (178,451)	$ (342,685)

Net income (loss) allocated to general partner	$ (1,803)	$ (3,461)

Net income (loss) per BAC	$ (.03)	$ (.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2010	2009

Income
Interest income	$ 4,430	$ 2,265
Other income	11,561	4,732
	15,991	6,997

Share of Income from Operating Partnerships(Note D)	856,715	530,227

Expenses
Professional fees	33,672	36,808
Fund management fee (Note C)	234,636	229,476
General and administrative expenses	18,354	24,082
	286,662	290,366

NET INCOME (LOSS)	$ 586,044	$ 246,858

Net income (loss) allocated to limited assignees	$ 580,184	$ 244,389

Net income (loss) allocated to general partner	$ 5,860	$ 2,469

Net income (loss) per BAC	$ .12	$ .05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2010	2009

Income
Interest Income	$ 1,927	$ 698
Other income	27,276	35,502
	29,203	36,200

Share of Income from Operating Partnerships(Note D)	-	4,000

Expenses
Professional fees	25,498	28,752
Fund management fee (Note C)	161,971	214,392
General and administrative expenses	14,722	18,500
	202,191	261,644

NET INCOME (LOSS)	$ (172,988)	$ (221,444)

Net income (loss) allocated to limited assignees	$ (171,258)	$ (219,230)

Net income (loss) allocated to general partner	$ (1,730)	$ (2,214)

Net income (loss) per BAC	$ (.05)	$ (.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2010	2009

Income
Interest income	$ 6,184	$ 3,586
Other income	51,638	23,443
	57,822	27,029

Share of Income from Operating Partnerships(Note D)	1,514,380	284,429

Expenses
Professional fees	29,884	36,251
Fund management fee (Note C)	104,216	100,387
General and administrative expenses	14,682	19,091
	148,782	155,729

NET INCOME (LOSS)	$ 1,423,420	$ 155,729

Net income (loss) allocated to limited assignees	$ 1,409,186	$ 154,172

Net income (loss) allocated to general partner	$ 14,234	$ 1,557

Net income (loss) per BAC	$ .35	$ .04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$(20,507,883)	$ (2,096,320)	$(22,604,203)

Distributions	(1,500,000)	-	(1,500,000)

Net income (loss)	1,536,518	15,519	1,552,037

Partners' capital (deficit), December 31, 2010	$(20,471,365)	$ (2,080,801)	$(22,552,166)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2010	$ (3,277,326)	$ (358,548)	$ (3,635,874)

Distributions	-	-	-

Net income (loss)	(103,143)	(1,042)	(104,185)

Partners' capital (deficit), December 31, 2010	$ (3,380,469)	$ (359,590)	$ (3,740,059)

Series 16
Partners' capital (deficit) April 1, 2010	$ (7,233,141)	$ (544,384)	$ (7,777,525)

Distributions	-	-	-

Net income (loss)	(178,451)	(1,803)	(180,254)

Partners' capital (deficit), December 31, 2010	$ (7,411,592)	$ (546,187)	$ (7,957,779)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2010	$ (6,635,683)	$ (492,055)	$ (7,127,738)

Distributions	-	-	-

Net income (loss)	580,184	5,860	586,044

Partners' capital (deficit), December 31, 2010	$ (6,055,499)	$ (486,195)	$ (6,541,694)

Series 18
Partners' capital (deficit) April 1, 2010	$ (4,469,652)	$ (358,509)	$ (4,828,161)

Distributions	-	-	-

Net income (loss)	(171,258)	(1,730)	(172,988)

Partners' capital (deficit), December 31, 2010	$ (4,640,910)	$ (360,239)	$ (5,001,149)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010

(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2010	$ 1,107,919	$ (342,824)	$ 765,095

Distributions	(1,500,000)	-	(1,500,000)

Net income (loss)	1,409,186	14,234	1,423,420

Partners' capital (deficit), December 31, 2010	$ 1,017,105	$ (328,590)	$ 688,515

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 1,552,037	$ 279,960
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(2,636,120)	(1,542,032)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,300	57,669
Decrease (Increase) in other assets	(22,100)	(103,629)
(Decrease) Increase in accounts payable affiliates	680,508	(395,872)

Net cash (used in) provided by operating activities	(422,375)	(1,703,904)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,636,120	1,530,532

Net cash (used in) provided by investing activities	2,636,120	1,530,532

Cash flows from financing activity:

Distributions	(1,500,000)	-

Net cash (used in) provided by financing activity	(1,500,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	713,745	(173,372)

Cash and cash equivalents, beginning	2,049,777	2,112,652

Cash and cash equivalents, ending	$ 2,763,522	$ 1,939,280

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ 30,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ (104,185)	$ 444,963
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	(78,000)	(661,300)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(20,100)	37,600
Decrease (Increase) in other assets	1,100	(1,100)
(Decrease) Increase in accounts payable affiliates	135,229	(618,052)

Net cash (used in) provided by operating activities	(65,956)	(797,889)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	78,000	661,300

Net cash (used in) provided by investing activities	78,000	661,300

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,044	(136,589)

Cash and cash equivalents, beginning	278,978	422,913

Cash and cash equivalents, ending	$ 291,022	$ 286,324

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ (180,254)	$ (346,146)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	(187,025)	(62,076)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	18,444
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	148,519	234,612

Net cash (used in) provided by operating activities	(213,760)	(155,166)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	187,025	62,076

Net cash (used in) provided by investing activities	187,025	62,076

Cash flows from financing activity:
	-	-
Distributions

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,735)	(93,090)

Cash and cash equivalents, beginning	416,557	462,408

Cash and cash equivalents, ending	$ 389,822	$ 369,318

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 586,044	$ 246,858
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(856,715)	(530,227)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	36,000	14,125
Decrease (Increase) in other assets	(23,200)	(51,900)
(Decrease) Increase in accounts payable affiliates	290,956	(219,845)

Net cash (used in) provided by operating activities	33,085	(540,989)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	856,715	530,227

Net cash (used in) provided by investing activities	856,715	530,227

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	889,800	(10,762)

Cash and cash equivalents, beginning	199,038	198,047

Cash and cash equivalents, ending	$ 1,088,838	$ 187,285

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ 30,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ (172,988)	$ (221,444)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	-	(4,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,000	(2,500)
Decrease (Increase) in other assets	-	(25,000)
(Decrease) Increase in accounts payable affiliates	105,804	271,836

Net cash (used in) provided by operating activities	(60,184)	18,892

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	4,000

Net cash (used in) provided by investing activities	-	4,000

Cash flows from financing activity:

Distributions	-	-

Net cash (used in) provided by financing activity	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,184)	22,892

Cash and cash equivalents, beginning	347,309	247,862

Cash and cash equivalents, ending	$ 287,125	$ 270,754

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2010	2009
Cash flows from operating activities:

Net Income (Loss)	$ 1,423,420	$ 155,729
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(1,514,380)	(284,429)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(24,600)	(10,000)
Decrease (Increase) in other assets	-	(25,629)
(Decrease) Increase in accounts payable affiliates	-	(64,423)

Net cash (used in) provided by operating activities	(115,560)	(228,752)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,514,380	272,929

Net cash (used in) provided by investing activities	1,514,380	272,929

Cash flows from financing activity:

Distributions	(1,500,000)	-

Net cash (used in) provided by financing activity	(1,500,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(101,180)	44,177

Cash and cash equivalents, beginning	807,895	781,422

Cash and cash equivalents, ending	$ 706,715	$ 825,599

Supplemental schedule of noncash investing and financing activities:

The Fund has applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$ -	$ -

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of December 31, 2010 5,427,602 BACs in Series 16 are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2010 and for the nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2010

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ 57,030	$ 65,788
Series 16	115,311	126,390
Series 17	93,536	106,094
Series 18	66,783	86,943
Series 19	47,634	58,995
	$380,294	$444,210

The fund management fees paid for the quarters ended December 31, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ -	$ 675,000
Series 16	-	-
Series 17	2,500	-
Series 18	-	-
Series 19	47,634	100,000
	$ 50,134	$ 775,000

The fund management fees paid for the nine months ended December 31, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ 50,000	$ 825,000
Series 16	200,000	150,000
Series 17	2,500	550,000
Series 18	100,000	-
Series 19	142,902	250,000
	$ 495,402	$ 1,775,000

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2010 and 2009, the Fund had limited partnership interests in 157 and 173 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2010 and 2009 is as follows:

	2010	2009
Series 15	38	40
Series 16	44	46
Series 17	33	40
Series 18	24	28
Series 19	18	19
	157	173

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2010 and 2009 are as follows:

	2010	2009
Series 15	$ -	$ -
Series 16	51,792	51,792
Series 17	22,798	37,895
Series 18	18,554	18,554
Series 19	-	-
	$ 93,144	$108,241

During the nine months ended December 31, 2010 the Fund disposed of thirteen Operating Partnerships. A summary of the dispositions by Series for December 31, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain/(Loss) on Disposition

Series 15	1	1	$78,000	$78,000
Series 16	1	1	187,025	187,025
Series 17	3	3	856,715	856,715
Series 18	1	1	-	-
Series 19	-	1	1,514,380	1,514,380

Total	6	7	$2,636,120	$2,636,120

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2010.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2010	2009

Revenues
Rental	$ 29,535,632	$ 32,951,747
Interest and other	1,014,914	1,216,367

	30,550,546	34,168,114

Expenses
Interest	5,342,334	6,812,106
Depreciation and amortization	7,913,404	9,371,338
Operating expenses	21,025,396	23,172,402
	34,281,134	39,355,846

NET LOSS	$(3,730,588)	$(5,187,732)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(3,693,282)	$(5,135,854)

Net loss allocated to other Partners	$ (37,306)	$ (51,878)

* Amounts include $3,693,282 and $5,135,854 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2010	2009

Revenues
Rental	$ 5,037,500	$ 5,742,723
Interest and other	136,291	156,517

	5,173,791	5,899,240

Expenses
Interest	878,477	1,043,092
Depreciation and amortization	1,340,405	1,521,927
Operating expenses	3,688,740	4,128,811
	5,907,622	6,693,830

NET LOSS	$ (733,831)	$ (794,590)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (726,493)	$ (786,644)

Net loss allocated to other Partners	$ (7,338)	$ (7,946)

* Amounts include $726,493 and $786,644 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2010	2009

Revenues
Rental	$ 8,444,979	$ 8,599,431
Interest and other	218,543	272,360

	8,663,522	8,871,791

Expenses
Interest	1,412,703	1,822,722
Depreciation and amortization	2,164,646	2,478,967
Operating expenses	5,942,302	6,092,337
	9,519,651	10,394,026

NET LOSS	$ (856,129)	$(1,522,235)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (847,568)	$(1,507,013)

Net loss allocated to other Partners	$ (8,561)	$ (15,222)

* Amounts include $847,568 and $1,507,013 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2010	2009

Revenues
Rental	$ 8,182,673	$ 8,771,857
Interest and other	232,292	306,060

	8,414,965	9,077,917

Expenses
Interest	1,483,804	1,859,753
Depreciation and amortization	2,194,539	2,306,948
Operating expenses	5,764,447	6,043,229
	9,442,790	10,209,930

NET LOSS	$(1,027,825)	$(1,132,013)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,017,546)	$(1,120,692)

Net loss allocated to other Partners	$ (10,279)	$ (11,321)

* Amounts include $1,017,546 and $1,120,692 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2010	2009

Revenues
Rental	$ 4,350,889	$ 5,355,349
Interest and other	276,609	296,066

	4,627,498	5,651,415

Expenses
Interest	826,405	1,060,540
Depreciation and amortization	1,245,953	1,769,870
Operating expenses	3,327,020	4,131,660
	5,399,378	6,962,070

NET LOSS	$ (771,880)	$ (1,310,655)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (764,161)	$ (1,297,548)

Net loss allocated to other Partners	$ (7,719)	$ (13,107)

* Amounts include $764,161 and $1,297,548 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2010	2009

Revenues
Rental	$ 3,519,591	$ 4,482,387
Interest and other	151,179	185,364

	3,670,770	4,667,751

Expenses
Interest	740,945	1,025,999
Depreciation and amortization	967,861	1,293,626
Operating expenses	2,302,887	2,776,365
	4,011,693	5,095,990

NET LOSS	$ (340,923)	$ (428,239)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (337,514)	$ (423,957)

Net loss allocated to other Partners	$ (3,409)	$ (4,282)

* Amounts include $337,514 and $423,957 for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
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

NOTE G - SUBSEQUENT EVENT

The Fund has entered into agreements to either sell or transfer interests in three Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these three Operating Partnerships are $2,844,037. The estimated gain on sales of the Operating Partnerships is $2,778,537 and the sales are expected to be recognized in the fourth quarter of fiscal year end 2011 or the first quarter of fiscal year end 2012.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2010 were $380,294 and total fund management fees accrued as of December 31, 2010 were $24,353,302. During the nine months ended December 31, 2010, $495,402 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2010, an affiliate of the general partner of the Fund advanced a total of $793,696 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2010 there were no advances. Below is a summary, by series, of the total advances made to date.
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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in thirty of the Operating Partnerships.

During the quarter ended December 31, 2010, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2010.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in twenty of the Operating Partnerships.

During the quarter ended December 31, 2010, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 2 Operating Partnerships in the amount of $51,792 as of December 31, 2010. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in sixteen of the Operating Partnerships.

During the quarter ended December 31, 2010, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of December 31, 2010. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in ten of the Operating Partnerships.

During the quarter ended December 31, 2010, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2010. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in eight of the Operating Partnerships.

During the quarter ended December 31, 2010, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2010.

Results of Operations

As of December 31, 2010 and 2009, the Fund held limited partnership interests in 157 and 173 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2010 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 15	$ 29,280	$27,750	$128,263	$ 56,966
Series 16	110,561	4,750	315,374	33,145
Series 17	84,308	9,228	234,636	58,820
Series 18	62,118	4,665	161,971	43,833
Series 19	45,948	1,686	104,216	38,686
	$332,215	$48,079	$944,460	$231,450

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 38 properties December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 15 reflects a net loss from Operating Partnerships of $(733,831) and $(794,590), respectively, which includes depreciation and amortization of $1,340,405 and $1,521,927, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to keep those units occupied. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and this competition is the main contributor to the property's historically low occupancy. The current leasing incentives include two months of free electricity for leases signed before March 2011. Occupancy was 66% at the end of the fourth quarter of 2010. Management advertises the property in Lake Village's local paper and in the other regional newspapers. The property also distributes flyers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining residents. The property operated below breakeven in 2009 due to low occupancy and overly burdensome operating expenses. Through the fourth quarter of 2010, the property is operating above breakeven due to a decrease in maintenance and administrative expenses. In order to decrease the operating expenses, management completes a majority of work orders and property maintenance issues in-house. The investment general partner conducted a site visit in September 2010. The investment general partner found the property to be in excellent condition with no deferred maintenance. The operating general partner continues to fund operating deficits as needed. When necessary, the Operating Partnership has accrued management fees, all of which are due to the operating general partner, in order to fund operating deficits. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 62% in 2009 and has declined to 55% in 2010. The property operated below breakeven in 2009 and continued to operate below breakeven in 2010. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. There are also several competitive properties less than a mile from the property. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. Management continues to evict between two and three residents each month. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the operating general partner responsibilities. During 2008, communication with the new operating general partner became extremely difficult while operations declined. The property operated below breakeven in 2008. During the first quarter of 2009, the operating general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. The affiliated management company of a potential replacement operating general partner was placed on-site by Rural Development during May 2009. The potential operating general partner had been interested in acquiring the operating general partner and investment general partner interests; however, attempts by the potential operating general partner to develop a workout plan with Rural Development have failed and foreclosure is expected to proceed. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Greentree Apartments. The property's insurance expired as of January 2011. At this point Rural Development will not advance funds to pay the insurance premium and the management company has requested an advance from the investment general partner to address this issue. As of January 2011, the insurance premium has not been paid for 2011 and the mortgage remains past due.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property has historically operated with low occupancy, which has resulted in below breakeven operations. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is offering on-site events to enhance the sense of community. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols. Because of ongoing operating cash flow issues, the property was put under a workout plan with Rural Development in 2008. The goal of the plan was to fully fund the tax and insurance escrow, as well as the replacement reserve. However, due to continued low occupancy, management was unsuccessful in funding the reserve and escrow accounts. In December 2009 management informed Rural Development of the issue and at this time is waiting for their response. Through the fourth quarter of 2010, the property is continuing to operate with low occupancy and as a result is unable to breakeven. As of December 2010, the property was 77% occupied. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Showboat Manor. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2010, the investment general partner transferred its interest in Hearthside II L.D.H.A. LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,698,026 and cash proceeds to the investment partnership of $120,000. Of the total proceeds received $27,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $78,000 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $78,000 as of December 31, 2010.

In February 2010, the operating general partner of North Prairie Manor L.D.H.A. LP approved an agreement to sell the property and the transaction was scheduled to close in December 2010 but the closing was extended to June 2011. The anticipated sales price for the property is $945,468, which includes the outstanding mortgage balance of approximately $835,468 and cash proceeds to the investment partnership of $69,037. Of the total proceeds estimated to be received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, it is expected that $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $51,037 are anticipated to be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Monark Properties, LP (Monark Homes) is a 10-unit family property in Van Buren, AR. The property is located in a depressed rural area. Average occupancy for 2009 was strong through October, but declined to 80% by the end of the year. Vacancy continued to be an issue in 2010. Average occupancy was 72% through September 2010 and occupancy at the end of 2010 was 70%. The lower occupancy has led to a decline in revenue, causing the property to operate below breakeven in 2010. Despite an increase in administration expenses in 2010, overall operating expenses are down versus 2009 due to lower maintenance expenses. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Monark Properties, LP.

Series 16

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 44 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 16 reflects a net loss from Operating Partnerships of $(856,129) and $(1,522,235), respectively, which includes depreciation and amortization of $2,164,646 and $2,478,967, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blairsville Rental Housing, Limited Partnership is a 24-unit Low Income Housing Tax Credit (LIHTC) family property located in Blairsville, GA. Due to weak and declining economic conditions throughout 2009, many employers closed or significantly reduced employee hours. As a result of hourly-wage employment composing a large portion of the property's tenant base, the number of move-outs and evictions increased. Management has reported that residents who were no longer able to afford rent have moved back in with friends or family. In addition, other tenants have either purchased homes or required additional personal care and transferred to nursing home facilities, causing occupancy to decline further. In the fourth quarter of 2010, occupancy was 80%, from a previous 2009 annual average of 87%. Due to the property's rural location traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and installing brightly colored directional signage. Additionally, a tenant referral program and move-in specials are being offered. The investment general partner will continue to work with management in an effort to stabilize operations in 2010. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit, family property located in Woodville, Wisconsin. The property is suffering from low occupancy due to a weak rental market. In addition, St. Croix Commons has experienced a higher than anticipated rate of turnover, primarily due to evictions and skips. Most of the residents who vacated lost their employment and could no longer pay their rent. Occupancy at the end of the fourth quarter of 2010 was 95%; however, low occupancy and low rental rates in the area continued to prevent the property from achieving breakeven operations through the fourth quarter of 2010. The management agent continues to market available units by working closely with the local housing authority and implementing various marketing efforts to attract qualified residents. The operating general partner's operating deficit guarantee is unlimited in time and amount and continues to fund operating deficits when necessary. The mortgage, taxes, insurance, and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. In 2009, the property operated below breakeven due to low occupancy. According to management, newly developed affordable rental housing and single family homes have created increased supply without a corresponding increased demand. The most pressing leasing challenge is maintaining current residents and obtaining new qualified residents due to the leasing incentives being offered by competitors. During 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new fliers, balloons and flags to enhance the property's visibility within the community. During the fourth quarter of 2010, the property's curb appeal was enhanced with the planting of seasonal flowers at the entrance and in front of the leasing office. Occupancy continued to increase at a slow but steady rate throughout 2009, ending the year at 80%. During 2010, management expanded marketing to the retail shops within 10 minutes of the property, and started a Preferred Employer Program at human resources departments of large-scale employers within a 5-mile radius. Management has continued this program, which waives the application fee and reduces the security deposit by 50% for qualified employees, through the fourth quarter of 2010. Cross-marketing with local businesses such as Applebee's, Golden Corral, Outback, Wal-Mart, etc. is ongoing. During the third quarter of 2010, direct mail, full color postcards were mailed to the specific targeted market of renters in the McDonough area. This postcard offered discounted rents for new tenants. The postcards only attracted one qualified applicant, and management has discontinued this marketing effort. During the fourth quarter of 2010, management focused advertising in the Atlantic Apartment Finder, Atlanta Apartment Guide, and printed fliers on pizza boxes. Management has held quarterly tenant gatherings and serves breakfast-on-the-go on a monthly basis in the clubhouse. Due to the ongoing marketing efforts, occupancy has increased to 92% through December 2010 with an annual average of 86%; an improvement from the 2009 occupancy average of 75%. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sable Chase of McDonough. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2010, the investment general partner transferred its interest in Branson Christian County II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,050,618 and cash proceeds to the investment partnership of $59,920. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $54,920 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $54,920 as of December 31, 2010.

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

Joiner Elderly, Limited Partnership (Joiner Manor) is a 25-unit development in Joiner, AR. In 2009, average occupancy was 80% and the property operated below breakeven for the year. Management attributes the low occupancy primarily to poor economic situations and a smaller tenant pool over the past few years. Newer properties with rental assistance located in the area have also had a competitive and negative impact on occupancy. In November 2009 the property entered into a workout plan approved by Rural Development in an attempt to address the vacancy situation. In accordance with the workout plan, the previous site manager was let go and a temporary manager assumed the role. The temporary manager effectively increased occupancy to 76% through March 2010. A full time manager has since been hired, and has been focused on building a good rapport with the tenants. Occupancy has fluctuated throughout 2010 and was 76% by December 2010, averaging 80% for the year. In addition to staffing changes, the management company has been advertising in the local paper and distributing fliers to combat the low occupancy. Management had ceased offering referral bonuses. Management had been coordinating with the local Department of Housing and Urban Development (HUD) office in an effort to reach out to renters with housing vouchers to no avail. Rural Development approved a rent increase effective April 1, 2010. Management has started exploring the option of converting the property from elderly to family, but no preliminary discussions have been held with the state agency or HUD to date. The investment general partner will continue to work with the operating general partner to find ways to continue to stabilize operations. The real estate taxes, mortgage and insurance are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Joiner Elderly. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Mid City Associates LP (Mid City Apartments) consists of 58 modular duplex apartments, comprising the first phase of a two-phase low income housing project totaling 96 units in the North Greenville section of Jersey City, NJ. Located on 15 separate infill parcels, Mid-City Apartments consists of fifty-seven 2-bedroom units and one 3-bedroom unit, including three 2-bedroom apartments designed specifically for handicapped tenants. Average occupancy in 2009 was 98%. As of December 31 2010 the property is 100% occupied with minimal bad debt and is operating above breakeven. On an annualized basis, operating expenses have decreased significantly. During November 2009 the first mortgage note in the amount of $990,000 with the New Jersey Housing and Mortgage Finance Agency matured. As of December 31, 2009 the liability was paid in full. In September 2009, the Operating Partnership began discussions with the Agency regarding the possibility of refinancing the third mortgage note, which also matured in November 2009. The process is currently ongoing with the Agency agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2011, the investment general partner transferred its interest in Deer Run LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $511,791 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $17,500 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. Through December 2010, the property operated below breakeven due to low occupancy and high maintenance costs. The property ended 2010 at 85% occupancy. High unit turnover has caused the increase in maintenance expenses. The operating general partner indicated that the low occupancy at the property is due to poor economic conditions in the Greenfield area as well as seasonal employment fluctuations. The operating general partner is optimistic that recently increased applicant traffic at the property will translate to improved occupancy. To reduce turnover, the investment general partner will work with management to develop a resident retention program in the first quarter of 2011. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership.

Series 17

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%.  The series had a total of 33 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 17 reflects a net loss from Operating Partnerships of $(1,027,825) and $(1,132,013), respectively, which includes depreciation and amortization of $2,194,539 and $2,306,948, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Midland Housing LP (Stratford Place Apartments) is a 53-unit, family/elderly property, located in Midland, MI. Average occupancy in 2009 was 89% and the property operated below breakeven. The property's occupancy significantly improved in 2010 with an average occupancy of 96%. The property increased revenue in 2010 due to higher rents and reduced vacancy. As a result the property is operating above breakeven through year-end 2010. The mortgage, real estate taxes and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Skowhegan Housing, LP (West Front Residence) is a 30-unit property located in Skowhegan, ME. Through the fourth quarter of 2010, the property operated above breakeven due to an increase in occupancy, ending the quarter 97% occupied. The mortgage payments are current. The insurance payments have been submitted to the lender, but as of December 31, 2010, both the insurance and tax payments remained unpaid. The investment general partner will continue to follow up with the operating general partner to ensure the taxes and insurance are paid. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. Through the fourth quarter of 2010, the property continued to operate below breakeven due to low occupancy, ending the fourth quarter at 69% occupied. The property continued to be challenged by the poor condition of the units and its isolated location. The bedbug infestation that impacted the property during the third quarter has been resolved. The mortgage payments are current. The insurance payments have been submitted to the lender, but as of December 31, 2010, both the insurance and tax payments remained unpaid. The investment general partner will continue to follow up with the operating general partner to ensure the taxes and insurance are paid. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. The property operated below breakeven through the fourth quarter of 2010 as a result of low occupancy and the costs incurred to market and turnover units. Occupancy as of December 31, 2010 was 63%. Management struggled to rent units as the area of Lehigh Acres has been hit hard by the economic downturn with significant job losses and decreased work hours. Turnover is high as residents are moving in with friends and family in order to lower monthly bills. Increased competition has also challenged the property. Specifically, there is another property within two miles of Park Place Apartments at a similar rent level which offers more amenities such as a swimming pool, tennis courts, spa, and clubhouse. In order to effectively compete with the other property, management replaced the site manager in October 2010. Two seasoned site managers are currently assisting the new manager on a daily basis and making weekly trips to the property to oversee the manager's development. In the fourth quarter of 2010, the investment general partner conducted a site visit to assess the property's physical condition and meet with management to discuss operations. The property was found to be in excellent physical condition and the new manager seemed competent and determined to improve operations at the property. Maintenance expenses were high in the fourth quarter as the new site manager did a lot of work to make all 13 of the vacant units rent ready. Management also implemented new advertisements running in all local and surrounding area newspapers and supplements. Additionally, in the fourth quarter management obtained applicants from several of the area housing and social agencies. To decrease turnover, the new site manager has implemented a resident retention program which includes social programs, quicker response to work orders and a fresh coat of paint for long term residents. The investment general partner will continue to monitor operations at the property to ensure occupancy increases and expenses stabilize. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Park Place II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. All taxes, insurance, and mortgage payments are current.

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

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively. The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership. The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property located in Naples, FL. Prior to 2007, the Naples area had experienced significant growth, which was driven by the real estate development, but in 2007 construction activity halted due to oversupply and declining property values. In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers. As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and effective rental rates declined significantly. In addition, the tourism market has slowed, resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the market and at the property. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease. Although the property was able to maintain occupancy above 91% in 2010, operations have remained below breakeven. Management is working with tenants to make payment arrangements in an effort to reduce bad debt and evictions. At the end of the fourth quarter of 2010, occupancy was 94% with below breakeven operations. The investment general partner will work with the operating general partner to reduce bad debt and ensure that all deficits are funded. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Cypress Point LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In September 2008, the operating general partner of Crofton Associates I, Limited Partnership approved an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 21, 2010. The sales price for the property was $823,333 which includes the outstanding mortgage balance of approximately $746,333 and cash proceeds to the investment partnership of $73,150. Of the total proceeds received by the investment partnership, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $65,650 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,650 as of December 31, 2010.

In September 2008, the operating general partner of Hickman Associates II, Limited Partnership approved an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 7, 2010. The sales price for the property was $556,597, which included the outstanding mortgage balance of approximately $495,597 and cash proceeds to the investment partnership of $57,950. Of the total proceeds received by the investment partnership, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $50,450 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $50,450 as of December 31, 2010.

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

In December 2010, the investment general partner transferred its interest in Artesia Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,344,488 and cash proceeds to the investment partnership of $42,800. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $37,800 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $37,800 as of December 31, 2010.

Series 18

As of December 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 18 reflects a net loss from Operating Partnerships of $(771,880) and $(1,310,655), respectively, which includes depreciation and amortization of $1,245,953 and $1,769,870, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. The Battle Creek economy continued to be weak in 2010, which negatively impacted occupancy at the property. Through December 2010, average physical occupancy was 76% and the property was not able to breakeven. However, occupancy did improve slightly at year-end and ended 2010 at 85%. In an effort to further improve occupancy, management is aggressively advertising, causing an increase in administrative expenses. Also, to attract more traffic to the property, management is offering one month free rent to its new residents. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy decreased in the second and third quarters of 2009 due to evictions for nonpayment of rent, but the property recovered and ended the year at 100% occupancy. Since that time, continued resident issues caused occupancy to decline throughout 2010. As of December 2010, occupancy was 75%. Management hired new on-site personnel to aid in stabilizing operations and has focused its marketing efforts outside of the local area because many local applicants have been denied due to issues relating to background checks. There are currently three approved applications but management has yet to receive move-in commitments from these applicants. Management is considering changing the name of the property in the hopes of improving the reputation of the site and attracting a better pool of applicants. The property continued to operate below breakeven in 2010 due to high operating expenses and low vacancy. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2010, physical occupancy averaged 95% and through the fourth quarter the property was 97% occupied. Despite strong occupancy and reasonable expense levels, the property continues to operate below breakeven because of low rental rates. The area's median income is low which caps rent levels. All residents are already paying the highest allowable rents. The management company is marketing available units by working closely with the Housing Authority and by continuing various marketing efforts to attract qualified residents. The operating general partner continues to fund all operating deficits. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Westminster Meadow L.D.H.A LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. Occupancy stayed strong in the fourth quarter of 2010, with December occupancy ending at 93%. Despite strong occupancy, the property continued to operate below breakeven in the fourth quarter 2010 because of high administrative and maintenance expenses. These expenses are necessary in order to advertise the property and turn the units for incoming residents. Management continues to run advertisements in the local newspaper and utilizes signs in front of the property displaying rents to drive-by traffic as the property is on a main road. The on-site manager has implemented a resident retention program to reduce turnover costs. The program includes various social functions as well as a resident referral program and newsletter. In the fourth quarter of 2010, the investment general partner conducted a site visit to assess the property's physical condition and meet with management to discuss operations. The property was found to be in good physical condition with the exception of the vacant units which were not rent ready. The investment general partner recommended that several vacant units be kept in rent ready condition at all times to show to prospective residents. The property manager appeared competent and knowledgeable about the surrounding area. The insurance payments are current. The real estate taxes and mortgage are currently delinquent. The local tax authority has issued a tax certificate for the delinquent taxes which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale. The operating general partner anticipates paying the 2009 and 2010 real estate taxes in March of 2011, which is within the allotted three years. In addition to the delinquent taxes, the mortgage is delinquent as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender's attention on the property. The operating general partner is attempting to force the lender to reconsider their previous decision to reject any workout plan. In the third quarter 2010, the lender initiated foreclosure proceedings. During court proceedings, the operating general partner argued that a foreclosure would terminate the Operating Partnership's Land Use Restriction Agreement and do a disservice to the community by eliminating the stipulation that the property remain affordable. This approach was successful in delaying foreclosure as the court issued a denial of the lender's motion to appoint a receiver on September 20, 2010. The litigation continued in the fourth quarter, with the operating general partner working with their attorney on a counterclaim to further delay foreclosure. If the court rejects the operating general partner's counterclaim, it is likely that the lender will foreclose on the property in 2011. The operating general partner is still hopeful that the lender will work to negotiate a workout plan by the first half of 2011. The investment general partner will continue to monitor these issues. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2008, occupancy averaged 91% and the property operated below breakeven. In 2009, average occupancy remained stable at 92%, but the property continued to operate below breakeven status. The average occupancy for 2010 is 80%. The property has experienced significant collection issues due to the current tenant profile and the nature of eviction laws in the State of New Jersey. According to management, evictions can take up to 6 months to fully process in the State of New Jersey. The operating general partner continues to fund operating deficits as needed. The first mortgage matured in July 2009. After negotiating with the lender, a loan modification was finalized on April 30, 2010, that resulted in a lower interest rate and a three-year extension. The extension does not add additional debt. Mortgage payments were made during negotiations to keep the loan current. According to the operating general partner, the resulting lower interest rate and management's concerted effort to improve the resident profile will allow the property's revenue to cover expenses going forward. The real estate taxes and insurance payments are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin's L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at this property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow and withdrawals to finance capital expenditures have resulted in an underfunding of the replacement reserve escrow. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest in the property. As of December 2010, physical occupancy was 90% and the property was operating slightly above breakeven. A Servicing Workout Plan was approved by Rural Development on September 28, 2009 and was intended to fully fund the replacement reserve, pay down accounts payable, and increase occupancy. Quarterly meetings are being held as a means of tracking progress as part of the plan. The investment general partner conducted a site visit in October 2009. The property was found to be in generally good condition. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Humboldt I, LP. The mortgage, taxes, and insurance are current.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property is operating under a Servicing Workout Plan approved by Rural Development on March 3, 2009 which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes with the hopes of improving the reputation of the property. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. As of December 2010, physical occupancy was 83%. Account payables remain high. Due to the decrease in occupancy in the fourth quarter, cash flow has decreased and funds have not been available to reduce the payables as was originally planned. The property is operating slightly below breakeven as of the end of the fourth quarter in 2010. The investment limited partner will continue to work closely with the operating general partner until occupancy improves and operations stabilize. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In May 2010, the investment general partner of Series 18 and Boston Capital Tax Credit Fund IV LP - Series 20, respectively, transferred their interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720 in Series 18 and Series 20, respectively. Of the total proceeds received, $22,680 and $9,720, for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 and $3,000, for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2010.

Series 19

As of December 31, 2010 and 2009 the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 19 reflects a net loss from Operating Partnerships of $(340,923) and $(428,239), respectively, which includes depreciation and amortization of $967,861 and $1,293,626, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments) located in Carrollton, Missouri, has historically operated below breakeven, due to insufficient rental rates and low occupancy due to few job opportunities in the property's rural location. The property also suffers from high operating expenses, specifically utilities. Over the past five years the City of Carrollton has dramatically increased water and sewer rates to cover the repair to water lines. Water and sewer rates have increased over 300% from 2005 levels. In 2010, the average annual occupancy was 99%, with a fourth quarter average of 98%, but operations remained consistently below breakeven. To alleviate the pressure on cash flow, the mortgage was made a cash flow only mortgage in 2004. This allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current. Operating deficits continue to be funded through operating general partner and investment limited partner contributions. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the operating general partner responsibilities. During 2008, communication with the new operating general partner became extremely difficult. The operations declined and the property operated below breakeven for 2008 with occupancy ending at 63% for December 2008. During the first quarter of 2009, the investment general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. The affiliated management company of a potential replacement operating general partner was placed on-site by Rural Development during May 2009. The potential operating general partner had been interested in acquiring the operating general partner and investment general partner interests, however, attempts by the potential operating general partner to develop a workout plan with Rural Development have failed and foreclosure is expected to proceed. On December 31, 2010, the 15-year low income housing tax credit compliance period expires with respect to Forest Associates. The property's insurance expired as of January 2011. At this point Rural Development will not advance funds to pay the insurance premium and the management company has requested an advance from investment general partner to address this issue. As of January 2011, the insurance premium has not been paid for 2011 and the mortgage remains past due.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong averaging 99% in 2010. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project located in Rainsville, Alabama. The property operated below breakeven in 2009 with an average occupancy of 89%. Occupancy has been strong throughout 2010, and at the end of the fourth quarter was 92%, averaging 96% for the year. Management has been advertising in the local paper as well as posting fliers throughout the immediate area, which has contributed to the increased traffic. Rural Development approved a $10 rent increase effective January 1, 2011. The investment general partner will continue to work with the operating general partner to attain above breakeven operations. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2009, despite average occupancy of 92% and a slight decrease in operating expenses, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy has remained steady through the third quarter of 2010, averaging 94%. However, occupancy dipped to 85% at the end of December, resulting in average occupancy of 92% for 2010. Moveouts continue due to the struggling local economy. The main reason for residents moving out is that they cannot afford to pay the rent. Two residents were evicted in the fourth quarter of 2010. Rental rates remain insufficient to cover expenses. The operating general partner along with management has increased the size of their advertisement in the For Rent Magazine, enhanced online advertising, and temporarily reduced rents and value priced selected one and two bedroom apartments in order to improve occupancy. The operating general partner continues to fund deficits as needed; however, he has notified the investment general partner that his ability to continue funding is limited. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage is closer to its maturity date of August 2014. The property's mortgage, real estate taxes and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2010, the operating general partner of Vistas Associates LP approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 31, 2011. The sales price for the property was $8,450,000, which included the outstanding mortgage balances of approximately $4,575,943 and cash proceeds to the investment partnership of $2,750,000. Of the proceeds received by the investment partnership, $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of approximately $2,710,000 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Fund's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund's balance in investment in Operating Partnerships plus advances made to Operating Partnerships represents its maximum exposure to loss.  The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Fund.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 14, 2011	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2011	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 14, 2011	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal