Form 10-K
period 2011-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2011-06-29
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2011 or

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
Beneficial Assignee Certificates

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

None.

BOSTON CAPITAL TAX CREDIT FUND III L.P.
Form 10-K ANNUAL REPORT
FOR THE YEAR ENDED MARCH 31, 2011

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

The assignor limited partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the limited partnership interest of the assignor limited partner are assigned by the assignor limited partner by means of beneficial assignee certificates ("BACs") to investors and investors are entitled to all the rights and economic benefits of a limited partner of the Fund, including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus,(together with each subsequently filed prospectus, the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC.  On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series.  The registration for additional BACs became effective on October 6, 1993.  As of March 31, 2010, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020.  The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Offering of the Fund.

Description of Business

The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Fund invests owns apartment complexes, which are completed, newly constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance.  Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to strict limitations, from other sources.  Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit"). Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance including tax credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in amounts to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the apartment complexes in which the Fund has invested are receiving such rent supplements from HUD. HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals.  At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of apartment complexes.

As of March 31, 2011 the Fund had invested in 36 Operating Partnerships on behalf of Series 15, 43 Operating Partnerships on behalf of Series 16, 32 Operating Partnerships on behalf of Series 17, 24 Operating Partnerships on behalf of Series 18 and 17 Operating Partnerships on behalf of Series 19.  A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:

(1)
Provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

(2)
Preserve and protect the Fund's capital and provide capital appreciation and cash distributions through increases in value of the Fund's investments and, to the extent applicable, equity buildup through periodic payments on the mortgage indebtedness with respect to the apartment complexes;

(3)	Provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and

(4)
Provide cash distributions (except with respect to the Fund's investment in some non-profit Operating Partnerships) from capital transaction proceeds.  The Operating Partnerships intend to hold the apartment complexes for appreciation in value.  The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

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

Each housing complex is subject to mortgage indebtedness. If an Operating Partnership failed to pay its mortgage, it could lose its housing complex in foreclosure. If foreclosure were to occur during the first 15 years of the existence of the Fund, the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of previously claimed Low Income Housing Tax Credits, and a loss of our investment in the housing complex would occur.  To the extent the Operating Partnerships receive government financing or operating subsidies, they may be subject to one or more of the following risks:
-	difficulties in obtaining rent increases;
-	limitations on cash distributions;
-	limitations on sales or refinancing of Operating Partnerships;
-	limitations on transfers of interests in Operating Partnerships;
-	limitations on removal of local general partners;
-	limitations on subsidy programs; and
-	possible changes in applicable regulations.

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

We currently do not have sufficient cash resources to satisfy our financial liabilities.  Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities.  Substantially all of our existing liabilities are payable to our general partner and its affiliates.  Though the amounts payable to the General Partner and its affiliates are contractually currently payable, we do not believe that the General Partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case.  We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations.   All monies currently deposited, or that will be deposited in the future, into the Fund's working capital reserves are intended to be utilized to pay our existing and future liabilities.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Fund has acquired a limited partnership interest in 152 Operating Partnerships in five series, identified in the table set forth below.  In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11
April Gardens Apts. III	Las Piedras, PR	32	$1,395,116	09/92	05/93	100%	$279,823

Autumwood Heights	Keysville, VA	40	1,198,883	08/92	01/93	100%	256,700

Barton Village Apartments	Arlington, GA	18	483,590	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	944,570	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	738,638	01/94	01/95	100%	167,679

Brunswick Commons	Lawrenceville, VA	24	746,106	03/92	09/92	100%	152,282

Calexico Senior Apts.	Calexico, CA	38	1,829,916	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	696,516	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,213,054	10/92	09/93	100%	247,599

Deerfield Commons	Crewe, VA	39	1,168,025	04/92	06/92	100%	242,430

East Park Apts. I	Dilworth, MN	24	435,307	06/94	01/94	100%	406,100

Graham Village Apts.	Graham, NC	50	1,035,379	10/94	06/95	100%	919,461

Greentree Apts.	Utica, OH	24	665,410	04/94	10/75	100%	76,069

Greenwood Village	Fort Gaines, GA	24	635,648	08/92	05/93	100%	131,268

Hadley's Lake Apts.	East Machias, ME	18	985,700	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,409,627	07/92	02/93	100%	327,944

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2011
Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11
Harvest Point Apts.	Madison, SD	30	$1,138,150	03/95	12/94	100%	$268,760

Lakeside Apts.	Lake Village, AR	32	1,162,305	08/94	08/95	100%	282,004

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,014,978	03/92	02/92	100%	229,986

Lebanon Village II	Spring Grove, VA	24	860,486	08/92	02/93	100%	169,000

Livingston Plaza	Livingston, TX	24	629,465	12/92	11/93	100%	176,534

Manning Lane Apts.	Manning, SC	42	1,394,549	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville, GA	18	524,169	08/92	12/92	100%	114,200

Meadow View Apts.	Grantsville, MD	36	1,407,813	05/92	02/93	100%	291,322

North Trail Apts.	Arkansas City, KS	24	770,905	09/94	12/94	100%	194,118

Payson Senior Center Apts.	Payson, AZ	39	1,415,078	08/92	08/92	100%	365,755

Ridgeview Apartments	Brainerd, MN	24	822,529	03/92	01/92	100%	165,434

Rio Mimbres II Apts	Deming, NM	24	735,059	04/92	04/92	100%	149,811

Shenandoah Village	Shenandoah, PA	34	1,395,058	08/92	02/93	100%	317,136

Showboat Manor Apts.	Chesaning, MI	26	779,769	07/92	02/93	100%	178,084

Sunset Sq. Apts.	Scottsboro, AL	24	699,636	09/92	08/92	100%	143,900

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

University Meadows	Detroit, MI	53	$2,312,866	06/92	12/92	100%	$1,676,750

Village Woods	Healdton, OK	24	655,641	08/94	12/94	100%	173,616

Villas Del Mar	Urb.Corales de Hatillo, PR	32	1,397,680	08/92	08/92	100%	307,200

Weedpatch Country Apts.	Weedpatch, CA	36	1,868,017	01/94	09/94	100%	461,197

Whitewater Village Apts.	Ideal, GA	18	498,239	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Bernice Villa Apts.	Bernice, LA	32	$813,922	05/93	10/93	100%	$200,476

Brunswick Manor Apts.	Lawrence- ville, VA	40	1,340,119	02/94	07/94	100%	278,519

Canterfield Manor	Denmark, SC	20	727,259	11/92	01/93	100%	175,959

Carriage Park Village	Westville, OK	24	641,555	02/93	07/93	100%	144,714

Cedar Trace Apts.	Brown City, MI	16	475,415	10/92	07/93	100%	102,500

Cumberland Woods Apts.	Middlesboro, KY	40	1,374,379	12/93	10/94	100%	412,700

Fairmeadow Apts.	Latta, SC	24	832,531	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	977,778	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	702,488	12/92	09/93	100%	162,397

Greenfield Properties	Greenfield, MO	20	497,796	01/93	05/93	100%	126,046

Harmony House Apts.	Galax, VA	40	1,365,013	11/92	07/93	100%	285,588

Haynes House Apartments	Roxbury, MA	131	3,901,457	08/94	09/95	100%	2,005,814

Holly Tree Manor	Holly Hill, SC	24	838,455	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	917,804	11/93	04/94	100%	246,722

Joiner Manor	Joiner, AR	25	711,225	01/93	06/93	100%	149,670

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Landview Manor	Bentonia, MS	28	$795,597	07/93	02/94	100%	$190,109

Laurel Ridge Apts.	Idabel, OK	52	1,289,813	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	826,568	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,230,991	09/92	03/93	100%	274,750

Meadows of Southgate	Southgate, MI	83	1,910,832	07/93	05/94	100%	1,716,000

Mendota Village Apts	Mendota, CA	44	1,860,408	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,219,350	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	889,300	02/93	10/93	100%	221,626

Oak Forest Apts.	Eastman, GA	41	1,099,637	12/92	10/93	100%	251,269

Parkwoods Apts.	Anson, ME	24	1,212,825	12/92	09/93	100%	320,206

Plantation Manor	Tchula, MS	28	775,836	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	488,384	12/93	11/94	100%	100,249

Sable Chase of McDonough	McDonough, GA	222	3,667,388	12/93	12/94	100%	5,618,968

Simmesport Square Apts.	Simmesport, LA	32	837,889	04/93	06/93	100%	198,500

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

St. Croix Commons Apts.	Woodville, WI	40	$740,738	10/94	12/94	100%	$534,847

St. Joseph Square Apts.	St. Joseph, LA	32	893,549	05/93	09/93	100%	206,086

Stony Ground Villas	St. Croix, VI	22	1,339,781	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	641,175	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	723,808	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	709,602	12/92	07/94	100%	144,304

The Woodlands	Tupper Lake, NY	18	889,556	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,510,278	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	802,960	05/93	10/93	100%	185,392

Victoria Pointe Apts.	North Port, FL	42	1,372,199	10/94	01/95	100%	338,058

Vista Linda Apartments	Sabana Grande, PR	50	2,399,067	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	932,381	05/93	05/93	100%	231,741

Willcox Senior Apts.	Willcox, AZ	30	1,042,320	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,363,058	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11
Annadale Apartments	Fresno, CA	222	$15,026,391	01/96	06/90	100%	$1,108,873

Briarwood Apartments	Clio, SC	24	845,836	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	762,186	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,073,493	10/93	05/94	100%	252,700

Cairo Senior Housing	Cairo, NY	24	1,015,721	05/93	04/93	100%	201,711

Deerwood Village Apts	Adrian, GA	20	603,340	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,107,525	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,037,050	07/93	05/93	100%	189,364

Glenridge Apartments	Bullhead City, AZ	52	1,943,476	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	866,598	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,146,682	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,677,574	05/93	04/94	100%	2,980,421

Hill Estates, II	Bladenboro, NC	24	956,078	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	635,698	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,015,999	11/93	08/94	100%	304,556

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Jonestown Manor Apts.	Jonestown, MS	28	$823,118	12/93	12/94	100%	$243,605

Largo Ctr. Apartments	Largo, MD	100	3,706,932	03/93	06/94	100%	2,753,475

Laurel Ridge Apts.	Naples, FL	78	2,786,523	02/94	12/94	100%	1,808,844

Lee Terrace Apartments	Pennington Gap, VA	40	1,411,220	02/94	12/94	100%	288,268

Oakwood Manor of Bennettsville	Bennettsville, SC	24	827,800	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,297,964	11/93	03/94	100%	439,277

Park Place	Lehigh Acres, FL	36	1,279,226	02/94	05/94	100%	283,687

Pinehurst Senior Apts.	Farwell, MI	24	746,806	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	822,928	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	2,058,229	12/93	12/94	100%	909,231

Seabreeze Manor	Inglis, FL	37	1,171,298	03/94	01/95	100%	294,387

Soledad Senior Apts.	Soledad, CA	40	1,823,885	10/93	01/94	100%	407,894

Stratford Place	Midland, MI	53	790,425	09/93	06/94	100%	902,915

Waynesburg House Apts.	Waynesburg, PA	34	1,415,184	07/94	12/95	100%	501,140

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

West Front Residence	Skowhegan, ME	30	$1,303,113	09/94	08/94	100%	$487,390

West Oaks Apartments	Raleigh, NC	50	1,518,137	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	737,494	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Bear Creek Apartments	Naples, FL	118	$4,625,800	03/94	04/95	100%	$3,586,687

Briarwood Apartments	Humbolt, IA	20	678,785	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,710,511	03/94	12/94	100%	519,100

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,315,933	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	797,370	01/94	01/95	100%	214,824

Harris Music Building	West Palm Beach, FL	38	1,478,840	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield, CA	60	942,697	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,391,582	08/93	05/94	100%	1,029,000

Leesville Elderly Apts.	Leesville, LA	54	1,943,252	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,101,540	07/94	09/94	100%	595,439

Marengo Park Apts.	Marengo, IA	24	709,378	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	457,854	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,408,866	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	1,452,128	06/94	12/94	100%	644,175

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2011

Continued
Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11

Newton Plaza Apts.	Newton, IA	24	$767,052	11/93	09/94	100%	$166,441

Oakhaven Apartments	Ripley, MS	24	458,879	01/94	07/94	100%	116,860

Parvin's Branch Townhouses	Vineland, NJ	24	359,688	08/93	11/93	100%	761,856

Peach Tree Apartments	Felton, DE	32	1,399,526	01/94	07/93	100%	206,100

Pepperton Villas	Jackson, GA	29	818,535	01/94	06/94	100%	222,762

Rio Grande Apartments	Eagle Pass, TX	100	1,906,008	06/94	05/94	100%	666,840

Vista Loma Apartments	Bullhead City, AZ	41	1,527,780	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	1,520,035	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	1,792,702	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance As of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con Paid Thru 3/31/11
Callaway Villa	Holt's Summit, MO	48	$901,740	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,363,382	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,315,933	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	2,991,936	06/96	12/95	100%	2,145,000

Hebbronville Senior	Hebbronville, TX	20	484,548	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	2,031,196	05/94	08/95	100%	1,715,351

Lone Star Senior	Lone Star, TX	24	572,142	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	906,832	05/94	08/95	100%	227,910

Martindale Apts.	Martindale, TX	24	626,295	12/93	01/94	100%	154,790

Munford Village	Munford, AL	24	722,469	10/93	04/94	100%	165,800

Northpoint Commons	Kansas City, MO	158	3,719,636	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	616,812	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,657,621	03/95	05/95	100%	499,104

Seville Apartments	Forest Village, OH	24	647,381	03/94	03/78	100%	71,780

Sherwood Knoll	Rainsville, AL	24	737,078	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	893,069	01/94	11/95	100%	223,029

Village North I	Independence, KS	24	801,071	06/94	12/94	100%	190,471

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Fund Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2011 the Fund has 12,762 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 15 consists of 2,370 investors holding 3,870,500 BACs, Series 16 consists of 3,274 investors holding 5,429,402 BACs, Series 17 consists of 2,808 investors holding 5,000,000 BACs, Series 18 consists of 2,039 investors holding 3,616,200 BACs, and Series 19 consists of 2,271 investors holding 4,080,000 BACs at March 31, 2011.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2011.

During the year ended March 31, 2005, the Fund made a return of equity distribution to the Series 15 and 17 BAC holders in the amount of $107,567 and $24,767, respectively.  The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

During the year ended March 31, 2007, the Fund made a return of equity distribution to the Series 15 and 17 BAC holders in the amount of $940,481 and $865,443, respectively.  The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

During the year ended March 31, 2011, the Fund made a return of equity distribution to the Series 19 BAC holders in the amount of $1,500,000.  The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

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

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds is the proceeds of each Offering. Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest.  All sources of liquidity are available to meet the obligations of the Fund.  The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations.  Fund management fees accrued during the year ended March 31, 2011 were $1,541,999, and total fund management fees accrued as of March 31, 2011 were $23,928,013.  During the year ended March 31, 2011 the Fund paid fees of $1,286,780 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2011, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2011, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2011, 32 of the properties have been disposed of and 36 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16).  The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16.  Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2011, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2011, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2011, 21 of the properties have been disposed of and 43 remain. The Fund had completed payment of all installments of its capital contributions to 62 of the 64 Operating Partnerships.  Series 16 has $51,792 in capital contributions that remain to be paid to the other 2 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 17).  The Fund commenced offering BACs in Series 17 on January 24, 1993.  The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17.  Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2011, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2011, 17 of the properties have been disposed of and 32 remain. The Fund had completed payments of all installments of its capital contributions to 46 of the 49 Operating Partnerships.  Series 17 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,798 as of March 31, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18).  The Fund commenced offering BACs in Series 18 on June 17,1993.  The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18.  Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2011, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205. As of March 31, 2011, 10 of the properties have been disposed of and 24 remain. The Fund had completed payments of all installments of its capital contributions to 32 of the 34

Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 19).  The Fund commenced offering BACs in Series 19 on October 8, 1993.  The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19.  Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2011, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2011, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485. As of March 31, 2011, 9 of the properties have been disposed of and 17 remain.  The Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships.  The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2011 and 2010, was $1,200,472 and $1,293,970, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 36 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(206,305) and $(447,576), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 15 was $0.  Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) for series 15 was $(105,519) and $375,280, respectively.  The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships and the partnership management fee.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to keep those units occupied. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and this competition is the main contributor to the property’s historically low occupancy. Management advertises the property in Lake Village’s local paper and in the other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2010, occupancy averaged 65%, up 8% from 2009 levels. The property operated at breakeven in 2010 by controlling operating expenses. Through the first quarter of 2011, the property averaged 61% occupancy and is operating above breakeven due to a decrease in maintenance and administrative expenses. In order to decrease operating expenses, management completes a majority of work orders and property maintenance issues in-house. The operating general partner continues to fund operating deficits as needed.  When necessary, the Operating Partnership has accrued management fees, all of which are due to the operating general partner, in order to fund operating deficits. During February 2011, the property experienced a common area fire on the second floor of the apartment complex. All displaced tenants are temporarily living with family or moved into vacant units at the property.  The cost of the fire damage is estimated to be approximately $200,000 and will be covered entirely by insurance proceeds. Repairs are expected to be completed during the second quarter of 2011, and all units are expected to be back online by the end of June 2011. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% in 2010 and was 46% as of March 31, 2011. The property operated at breakeven in 2010 due to tightly controlled operating expenses. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. There are also several competitive properties less than a mile from the property. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols through the property. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH.  The operating general partner passed away in the second quarter of 2007 and his widow assumed the operating general partner responsibilities. During 2008, communication with the new operating general partner became extremely difficult while operations declined below breakeven. During the first quarter of 2009, the operating general partner learned that the current management company’s contract had been terminated as of December 31, 2008. In addition, Rural Development accelerated the note and started foreclosure proceedings.  Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. The affiliated management company of a potential replacement operating general partner was placed on-site by Rural Development during May 2009. The potential operating general partner had been interested in acquiring the operating general partner and investment general partner interests but attempts by the potential operating general partner to develop a workout plan with Rural Development failed. The foreclosure was completed when the property was sold at Marshal Sale on June 8, 2011. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Greentree Apartments.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property has historically operated with low occupancy, which has resulted in below breakeven operations. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is offering on-site events to enhance the sense of community. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols. Because of ongoing operating cash flow issues, the property was put under a workout plan with Rural Development in 2008. The goal of the plan was to fully fund the tax and insurance escrow, as well as the replacement reserve. However, due to continued cash flow issues, management was unsuccessful in funding the reserve and escrow accounts. In December 2009 management informed Rural Development of the issue and at this time is waiting for their response. Occupancy improved slightly during the first quarter of 2011 as it averaged 88%. However, the property is still operating below breakeven. The operating general partner's operating deficit guarantee has expired. The Operating Partnership’s mortgage payments are current.  On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Showboat Manor.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2010, the investment general partner transferred its interest in  Hearthside II L.D.H.A. LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,698,026 and cash proceeds to the investment partnership of $120,000.  Of the total proceeds received, $27,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $78,000 will be returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $78,000 as of December 31, 2010.

In February 2010, the operating general partner of North Prairie Manor L.D.H.A. LP approved an agreement to sell the property and the transaction closed on March 30, 2011.  The sales price for the property was $939,566, which included the outstanding mortgage balance of approximately $829,566 and cash proceeds to the investment partnership of $69,038.  Of the total proceeds received by the investment partnership, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $51,038 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received April 2011; so a receivable in the amount of $69,038 was recorded for Series 15 as of March 31, 2011. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $51,038 as of March 31, 2011.

In March 2011, the investment general partner transferred its interest in Monark Properties, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $291,250 and cash proceeds to the investment partnership of $15,000.  Of the total proceeds received, $7,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  There were no remaining proceeds returned to cash reserves held by Series 15.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of March 31, 2011.

(Series 16).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 43 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(1,307,518) and $(148,487), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 16 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011, and 2010, the net income (loss) for series 16 was $(271,999) and $(388,421), respectively.  The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships and the partnership management fee.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit Low Income Housing Tax Credit (LIHTC) family property located in

Blairsville, GA. Due to weak and declining economic conditions throughout 2009, many employers closed or significantly reduced employee hours. As a result of hourly-wage employment composing a large portion of the property’s tenant base, the number of move-outs and evictions increased. Management reported that residents who were no longer able to afford rent moved back in with friends or family. In addition, other tenants either purchased homes or required greater personal care and transferred to nursing home facilities, causing occupancy to decline further. In the fourth quarter of 2010, occupancy was 80%, from a previous 2009 annual average of 87%. Due to the property’s rural location traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered. With these programs in place, occupancy improved in the first quarter of 2011, averaging 86%. The investment general partner will continue to work with management in an effort to stabilize operations in 2011. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. The property is suffering from a weak rental market. Occupancy at the end of the first quarter of 2011 was 100%; however, low rental rates in the area continue to prevent the property from achieving breakeven operations. The operating general partner’s operating deficit guarantee is unlimited in time and amount and he continues to fund operating deficits when necessary. The mortgage, taxes, insurance, and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA.  In 2010, the property operated below breakeven due to low occupancy and high operating expenses.  During 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new fliers, balloons and flags werer used to enhance the property’s visibility within the community. During the fourth quarter of 2010, the property’s curb appeal was enhanced with the planting of seasonal flowers at the entrance and in front of the leasing office. During 2010, management expanded marketing to the retail shops within 10 minutes of the property, and started a Preferred Employer Program at human resources departments of large-scale employers within a 5-mile radius.  Management continued this program, which waives the application fee and reduces the security deposit by 50% for qualified employees, through the fourth quarter of 2010. Cross-marketing with local businesses such as Applebee’s, Golden Corral, Outback, Wal-Mart, etc. is ongoing.  During the fourth quarter of 2010, management focused advertising in the Atlantic Apartment Finder and the Atlanta Apartment Guide, and printed fliers on pizza boxes.  Management holds quarterly tenant gatherings and serves breakfast-on-the-go on a monthly basis in the clubhouse. Management continued its aggressive marketing of the property in 2011. Due to the ongoing marketing efforts, occupancy has averaged 95% through the first quarter of 2011. Due to the significant improvement in occupancy, management has ceased to offer the 2010 move-in special of one month free rent upon lease signing. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sable Chase of McDonough. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Joiner Elderly, Limited Partnership (Joiner Manor) is a 25-unit development in Joiner, AR.  In 2009, the property struggled with occupancy issues averaging 80% and the property operated below breakeven for the year. Management attributes the low occupancy to poor economic situations and a smaller tenant pool over the past few years. Newer properties in the area with rental assistance and better amenities are competing with Joiner Manor and are having a negative impact on occupancy. In November 2009, the property entered into a workout plan approved by Rural Development in an attempt to address the vacancy situation. In accordance with the workout plan, the previous site manager was let go and a temporary manager assumed the role.  The temporary manager effectively increased occupancy to 76% through March 2010.  A new full time manager has since been hired and resides on site. In addition to staffing changes, the management company has been advertising in the local paper and distributing fliers to combat the low occupancy. Occupancy fluctuated throughout 2010, averaging 81% for the year. Despite the low occupancy, the property operated above breakeven in 2010. During the first quarter of 2011 occupancy dropped substantially averaging 56%, and as of March 31, 2001, 11 units were vacant. Management is currently offering referral fees and reduced rates on units with no Rental Assistance, and is waiving deposits. Management has been coordinating with the local Department of Housing and Urban Development (HUD) office in an effort to reach out to renters with housing vouchers but with no success. Rural Development approved a $15 rent increase effective January 1, 2011, which should help to improve operations once occupancy increases.  Management has confirmed that the property received approval from the Arkansas Development Finance Authority (ADFA) and Rural Development to convert the property from senior tenancy to family. Management has begun advertising the tenancy change, and has reported a surge in new applicants. Management expects occupancy to quickly pick up and both regional management and the site manager are working hard to fill the units. The investment general partner will continue to work with the operating general partner to find ways to continue to stabilize operations. The real estate taxes, mortgage and insurance are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Joiner Elderly. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Mid City Associates LP (Mid City Apartments) consists of 58 modular duplex apartments, comprising the first phase of a two-phase low income housing project totaling 96 units in the North Greenville section of Jersey City, NJ. As of March 2011, the property is 98% occupied with minimal bad debt and is operating above breakeven. In September 2009, the Operating Partnership began discussions with the New Jersey Housing and Mortgage Finance Agency (NJHMFA)regarding the possibility of refinancing the third mortgage note, which matured in November 2009. The process is currently ongoing, with NJHMFA agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Mid City Associates, LP effective the first quarter of 2011.

In January 2011, the investment general partner transferred its interest in Deer Run LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $511,791 and cash proceeds to the investment partnership of $25,000.  Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $17,500 were returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $17,500 as of March 31, 2011.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri.  Low occupancy and high turnover costs resulted in below breakeven operations in 2010. However, in the first quarter of 2011, the property operated above breakeven due to improved occupancy and stabilized operating expenses. As of March 31, 2011, the property was 95% occupied. The excessive maintenance expenses that were associated with high unit turnover in late 2010 have been mitigated by improved occupancy levels. The operating general partner attributes increased occupancy to an improved local economy, caused in part by high seasonal employment. All taxes, insurance and mortgage payments are current.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership.

In April 2011, the investment general partner transferred its interest in Lawrenceville Manor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,340,119 and cash proceeds to the investment partnership of

$60,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 16.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 3 years from the initial transfer date, there would be a residual payment of up to $200,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

(Series 17).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the Series was 100%.  The series had a total of 32 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $1,145,271 and $(1,432,726), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 17 was $0.  Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) for series 17 was $457,716 and $128,876, respectively.  The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships and the partnership management fee.

Skowhegan Housing, LP (West Front Residence) is a 30-unit property located in Skowhegan, ME.  Despite an average occupancy of 95% in 2010, the property operated below breakeven. Occupancy remains strong in 2011, averaging 97% through March 31, 2011. The primary cause of the below breakeven operations are low rental rates and very high debt service. The mortgage, real estate taxes and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine.  The property operated below breakeven in 2010 due to low occupancy, which averaged 70% for the year. Occupancy has improved slightly in the first quarter of 2011, and was 75% as of March 31, 2011. Although the bad debt expense has decreased from 2010 levels, it was still high in the first quarter of 2011.  Management is working on improving collections and improving initial resident screening. The property continues to be challenged by the poor condition of the units and its isolated location.  The mortgage, real estate taxes and insurance payments are current. The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.  On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Park Place II, Ltd (Park Place Apartments) is a 34-unit property located in Lehigh Acres, FL. The property operated below breakeven through the first quarter of 2011 as a result of low occupancy and the costs incurred to market and turn units. Occupancy as of March 31, 2011 was 59%. Management struggled to rent units as Lehigh Acres has been hit hard by the economic downturn with significant job losses and decreased work hours. Turnover is high as residents are moving in with friends and family in order to lower monthly bills. Increased competition has also challenged the property. Specifically, there is another property within two miles of Park Place Apartments at a similar rent level but which offers more amenities. In order to effectively compete with the other property, management replaced the site manager in October 2010. Management increased marketing efforts in the first quarter of 2011 by posting fliers and leaving brochures at community organizations, grocery stores, and laundromats. The site manager also contacts the housing authority on a weekly basis. When funds allow, advertisements are run in all local and surrounding newspapers and supplements. The investment general partner will continue to monitor operations at the property to ensure occupancy increases and expenses stabilize. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Park Place II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.  All taxes, insurance, and mortgage payments are current.

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

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II – Series 14, Series 17 and Boston Capital Tax Credit Fund IV - Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance.  The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting.   In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer.  The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively.  The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.  The remaining investment limited partner interest was transferred on March 31, 2011. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $61,174, $17,577 and $158,058, respectively, for BCTC II Series 14, Series 17, and BCTC IV Series 20, as of March 31, 2011.

Cypress Point LP (Laurel Ridge Apartments) is a 78-unit property located in Naples, FL. Prior to 2007, the Naples area had experienced significant growth, which was driven by real estate development, but in 2007 construction activity halted due to oversupply and declining property values. In efforts to avoid foreclosure, many private owners began competing with Low Income Housing Tax Credit properties by accepting Section 8 vouchers.  As no additional Section 8 vouchers were being provided to area residents, the market became extremely competitive as properties were vying for the same dwindling tenant base. Concessions increased dramatically and effective rental rates declined significantly. In addition, the tourism market slowed, resulting in many service employees losing their jobs or seeing their hours reduced. As a result, evictions increased in the market and at the property. Management at Laurel Ridge has reduced rents and is offering a one-month concession broken out over the first two months of a twelve-month lease.  Although the property was able to maintain average occupancy of 94% in 2010, operations remained below breakeven. Management is working with tenants to make payment arrangements in an effort to reduce bad debt and evictions. At the end of the first quarter of 2011, occupancy was 95% with below breakeven operations. The investment general partner will work with the operating general partner to reduce bad debt and ensure that all deficits are funded. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Cypress Point LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In April 2011, the investment general partner transferred its interest in Lee Terrace LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,411,220 and cash proceeds to the investment partnership of $60,000.  Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 17.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 3 years from the initial transfer date, there would be a residual payment of up to $200,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

(Series 18).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(867,625) and $(1,190,208), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 18 was $0. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) for series 18 was $(211,851) and $(259,492), respectively.  The major components of these amounts are the Fund's share of losses from Operating Partnerships and the partnership management fee.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. The Battle Creek economy continued to be weak in 2010, which negatively impacted occupancy at the property. Through December 2010, average physical occupancy was 76% and the property was not able to breakeven. However, occupancy did improve slightly at year-end and ended 2010 at 85%. Through the first quarter of 2011, the property operated with an average occupancy of 91% but still operated below breakeven. As of March 2011, the site was 92% occupied. In an effort to further improve occupancy, management is aggressively advertising, causing an increase in administrative expenses. Also, to attract more traffic to the property, management is offering one month free rent to its new residents. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2006, and the increased vacancy along with high operating expenses have caused below breakeven operations. In 2010, management hired a new on-site manager to aid in stabilizing operations, and refocused its marketing efforts outside of the local area. However, resident issues caused occupancy at the property to further decline. Average occupancy at the end of the year 2010 was 84%. Through the first quarter of 2011, average occupancy has decreased to 81%, and the property is operating below breakeven. Management is considering changing the name of the property in the hopes of improving the reputation of the site and attracting a better pool of applicants. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Westminster Meadow L.D.H.A. LP (Westminster Meadow Apartments) is a 64-unit (63 LIHTC, 1 Market) property located in Grand Rapids, MI. In 2010, physical occupancy averaged 95%, and the property operated above breakeven in 2010. Through the first quarter 2011, the property is operating with strong average occupancy of 94% and is operating above breakeven. The management company is working closely with the Housing Authority to market units and has been successful in keeping the property occupied. The operating general partner continues to fund all operating deficits. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Westminster Meadow L.D.H.A

LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Westminster Meadow L.D.H.A. LP effective the first quarter of 2011.

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

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. Occupancy dropped slightly in the first quarter of 2011, with March 2011 occupancy ending at 88%. The property continued to operate below breakeven in the first quarter because of high administrative and maintenance expenses. These expenses were necessary in order to advertise the property and turn the units for incoming residents. Management continues to run advertisements in the local newspaper and to utilize signs in front of the property displaying rents to drive–by traffic as the property is on a main road. The on-site manager has been utilizing a strong resident retention program to reduce turnover costs. The program includes various social functions as well as a resident referral program and newsletter. The property’s insurance payments are current but the real estate taxes and mortgage are currently delinquent. The local tax authority has issued a tax certificate for the delinquent taxes which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale.  The operating general partner paid the 2010 real estate taxes in the first quarter of 2011 and anticipates paying the 2009 real estate taxes by September 30, 2011, which is within the allotted three year deadline before the property could face a tax sale. In addition to the delinquent taxes, the mortgage is delinquent as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender’s attention on the property. The operating general partner is attempting to force the lender to reconsider their previous decision to reject any workout plan. In the third quarter 2010, the lender initiated foreclosure proceedings. During court proceedings, the operating general partner argued that a foreclosure would terminate the Operating Partnership’s Land Use Restriction Agreement and do a disservice to the community by eliminating the stipulation that the property remain affordable. This approach was successful in delaying foreclosure as the court issued a denial of the lender’s motion to appoint a receiver on September 20, 2010. The litigation continued in the first quarter of 2011, with the operating general partner submitting a counterclaim to further delay foreclosure. The counterclaim argues that the prepayment penalty of $500,000 is extreme and was charged by the lender in an attempt to prevent the property from refinancing the loan with an alternative lender. There is a hearing in July 2011 for appointment of a receiver, where the operating general partner will argue that there is interest in the property and should obtain receivership.  If the court rejects the operating general partner’s counterclaim, it is likely that the lender will foreclose on the property in 2011. The operating general partner is still hopeful that the lender will work to negotiate a workout plan by the end of 2011. The investment general partner will continue to monitor these issues. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin’s L.P. (Parvin’s Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2010, occupancy averaged 82%, and the property continued to operate below breakeven.  Through the first quarter of 2011, occupancy increased to 83%. The property has experienced significant collection issues due to the current tenant profile and the nature of eviction laws in the State of New Jersey.  According to management, evictions can take up to 6 months to fully process in the State of New Jersey. The operating general partner continues to fund operating deficits as needed. The first mortgage matured in July 2009.  Mortgage payments were made during the negotiating period, to keep the loan current. The operating general partner renegotiated the original loan effective April 30, 2010. This loan modification resulted in decreased interest and reduced monthly payments.  The loan was extended three years and matures on March 27, 2013.  This new loan alleviated some of the property’s deficit, as it nearly broke even in 2010. The real estate taxes and insurance payments are all current through the first quarter of 2011.  On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin’s L.P.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Humboldt I, LP (Briarwood Apartments)is a 20-unit property located in Humboldt, IA. Operations have struggled at the property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow and withdrawals to finance capital expenditures have resulted in an underfunding of the replacement reserve escrow. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest in the property. The property is operating under a Servicing Workout Plan approved by Rural Development on September 28, 2009.  The Plan aims to fully fund the replacement reserve escrow, pay down accounts payable, and increase occupancy. Average occupancy in 2010 was 82%, and the property operated at breakeven. Through the first quarter of 2011, average occupancy has improved to 93% and the property is operating above breakeven. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Humboldt I, LP.  The mortgage, taxes, and insurance are current.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property is operating under a Servicing Workout Plan approved by Rural Development on March 3, 2009, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes with the hopes of improving the reputation of the property.  Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as ‘for rent’ signs located on the property. Occupancy averaged 76% in 2010 and the property operated slightly below breakeven. Through the first quarter of 2011, occupancy averaged 78% and the property continues to operate slightly below breakeven. Accounts payable remain high in 2011, and have increased from 2010. Continued below breakeven operations have hindered the operating general partner’s ability to pay down these expenses. The investment limited partner will continue to work closely with the operating general partner until occupancy improves and operations stabilize. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In May 2010, the investment general partner of Series 18 and Boston Capital Tax Credit Fund IV LP – Series 20, respectively, transferred their interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720 in Series 18 and Series 20, respectively. Of the total proceeds received, $22,680 and $9,720, for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 and $3,000, for Series 18 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2010.

(Series 19).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2010 and 2009, the series, in total, generated $155,714 and $(107,836), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 19 was $0.  Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) for series 19 was $4,848,054 and $110,179, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, partnership management fee. The variance in net income is due to the income recorded from the dispositions of Operating Partnerships in the current year.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35 unit family project located in Carrollton, Missouri. The property has historically operated below breakeven, due to insufficient rental rates and low occupancy, resulting from few job opportunities in the property’s rural location. The property also suffers from high operating expenses, specifically utilities. Over the past five years the City of Carrollton has dramatically increased water and sewer rates to cover the repair of water lines. Water and sewer rates have increased over 300% from 2005 levels. In 2010, the average annual occupancy was 99%, and remained consistently high in the first quarter of 2011 averaging 98%; in spite of the high occupancy, the property has continued to operate below breakeven. To alleviate the pressure on cash flow, the lender agreed to make the mortgage a cash flow only mortgage in 2004. This allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current. Operating deficits continue to be funded through operating general partner contributions. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH.  The operating general partner passed away in the second quarter of 2007 and his widow assumed the operating general partner responsibilities. During 2008, communication with the new operating general partner became extremely difficult. The operations declined and the property operated below breakeven for 2008 with occupancy ending at 63% for December 2008. During the first quarter of 2009, the investment general partner learned that the current management company’s contract had been terminated as of December 31, 2008. In addition, Rural Development accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. The affiliated management company of a potential replacement operating general partner was placed on-site by Rural Development during May 2009. The potential operating general partner had been interested in acquiring the operating general partner and investment general partner interests, but attempts by the potential operating general partner to develop a workout plan failed and Rural Development is proceeding with the foreclosure. Rural Development is currently paying for the property’s caretaking expenses. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Forest Associates.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong, averaging 100% in 2011.  Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies.  These concerns have been addressed on an ongoing basis via advances by the operating general partner.  Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee.  So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project in Rainsville, Alabama.  The property operated below breakeven in 2009 with an average occupancy of 89%. Occupancy improved in 2010, averaging 95% for the year, but the property still operated below breakeven. The property has continued to maintain strong occupancy in the first quarter of 2011, averaging 97%.  In order to improve occupancy and increase traffic at the property, management has been advertising in the local newspaper as well as posting fliers throughout the immediate area. A new site manager has also been hired, and regional management reports that she is doing a good job and is proving to be very effective at collecting current and delinquent rents. In addition to the improved occupancy, Rural Development approved a $10 rent increase effective January 1, 2011. This rent increase along with high occupancy should help to improve the property’s operations. The investment general partner will continue to work with the operating general partner to attain above breakeven operations.  The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO.  In 2009, despite average occupancy of 92% and a slight decrease in operating expenses, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy in 2011 has averaged 88%, and has increased to 91% as of March 31, 2011. Move-outs continue due to the struggling local economy. The main reason for residents moving out is that they cannot afford to pay the rent. Two residents were evicted in the fourth quarter of 2010. Rental rates remain insufficient to cover expenses. The operating general partner along with management has increased the size of their advertisement in the For Rent Magazine, enhanced online advertising, and temporarily reduced rents and value priced selected one and two bedroom apartments in order to improve occupancy. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option.  The operating general partner plans to continue funding the property to the best of his ability until the mortgage is closer to its maturity date of August 2014.  The property’s mortgage, real estate taxes and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe, LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In February 2010, the investment general partner entered into an agreement to transfer its interest in Ankeny Housing Associates Two LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $2,566,333 and cash proceeds to the investment partnership of $1,544,780.  The transaction closed as of April 2010.  Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $20,400 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $1,514,380 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,514,380 as of June 30, 2010.

In October 2010, the operating general partner of Vistas Associates LP approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 31, 2011.   The sales price for the property was $8,450,000, which included the outstanding mortgage balances of approximately $4,575,943 and cash proceeds to the investment partnership of $2,750,000.  Of the proceeds received by the investment partnership, $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of $2,710,000 were returned to cash reserves held by Series 19.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In March 2011, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $722,500 which was returned to the cash reserves held by Series 19. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $3,432,500 as of March 31, 2011.

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

If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership.

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

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Fund’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund’s balance in investment in Operating Partnerships plus advances made to Operating Partnerships represents its maximum exposure to loss.  The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Fund.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. The adoption of this guidance does not have a material impact on the Fund’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, were adequate and effective in timely alerting them to material information relating to any series or the Fund as a whole required to be included in the Fund’s periodic SEC filings.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) of each series individually, as well as the Fund as a whole. The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates III LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2011. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2011, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 62, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the  Mitchell-Danforth Task Force, which reviewed and suggested reforms to  the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 49, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 64, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 47, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation's information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2011 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership.  The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2011 was $1,200,472.

2.  The Fund has reimbursed an affiliate of the general partner a total of $80,091 for amounts charged to operations during the year ended March 31, 2011. The reimbursement includes postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2011, 21,996,102 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	8.24%
Series 16	10.23%
Series 17	9.71%
Series 18	9.32%
Series 19	6.97%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.  The Funds's response to Item 12(a) is incorporated herein by reference.

(c)	Changes in control.

There exists no arrangement known to the Fund the operation of which may at a subsequent date result in a change in control of the Fund.  There is a provision in the Fund's Partnership Agreement which allows, under certain circumstances, the ability to change control.

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with related persons.

The Fund has no officers or directors.  However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2011.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Transactions with Promoters and certain control persons.
Not applicable.

(d)	Independence.
The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$23,025	$24,825	$23,400	$18,000	$15,475

Audit Related Fees	-	-	-	-	-

Tax Fees	11,215	13,555	11,020	9,070	7,120

All Other Fees	2,800	-	-	-	2,800

Total	$37,040	$38,380	$34,420	$27,070	$25,395

Fees paid to the Fund’s independent auditors for fiscal year 2010 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$27,660	$28,710	$23,810	$19,260	$16,460

Audit Related Fees	1,000	500	1,750	-	750

Tax Fees	13,785	13,975	11,315	8,845	7,325

All Other Fees	-	-	-	-	-

Total	$42,445	$43,185	$36,875	$28,105	$24,535

Audit Committee

The Fund has no Audit Committee.  All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 -

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2011 and 2010

Statements of Operations for the years ended March 31, 2011 and 2010.

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2011 and 2010.

Statements of Cash Flows for the years ended March 31, 2011 and 2010.

Notes to Financial Statements March 31, 2011 and 2010

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

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 29, 2011	By:	/s/ John P. Manning
John P. Manning

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2011	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

June 29, 2011	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial
and Accounting Officer) C&M Management Inc.; Chief Financial Officer
(Principal Financial and Accounting Officer)
BCTC III Assignor Corp.