Form 10-Q
period 2011-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2011-08-15
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2011

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2011

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

Condensed Statements of Operations Series 16 12

Condensed Statements of Operations Series 17 13

Condensed Statements of Operations Series 18 14

Condensed Statements of Operations Series 19 15

CONDENSED STATEmentS OF Changes in Partners' Capital (Deficit) 16

Condensed Partners' Capital (Deficit) Series 15 17

Condensed Partners' Capital (Deficit) Series 16 17

Condensed Partners' Capital (Deficit) Series 17 18

Condensed Partners' Capital (Deficit) Series 18 18

Condensed Partners' Capital (Deficit) Series 19 19

CONDENSED Statements of Cash Flows 20

Condensed Statements of Cash Flows Series 15 21

Condensed Statements of Cash Flows Series 16 22

Condensed Statements of Cash Flows Series 17 23

Condensed Statements of Cash Flows Series 18 24

Condensed Statements of Cash Flows Series 19 25

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements *

Note A Organization *

Note B Accounting and financial reporting policies *

Note C Related Party Transactions 28

Note D Investments in operating partnerships 29

COMBINED CONDENSED STATEMENTS OF OPERATIONS 31

Combined Condensed Statement of Operations Series 15 32

Combined Condensed Statement of Operations Series 16 33

Combined Condensed Statement of Operations Series 17 34

Combined Condensed Statement of Operations Series 18 35

Combined Condensed Statement of Operations Series 19 36

Note E Taxable Loss 37

Note F Income taxes 37

Note G Subsequent Event 37

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 38

Liquidity 38

Capital Resources 39

Results of Operations 40

principal accounting policies and estimates 60

Recent Accounting Changes 61

Item 3. Quantitative and Qualitative Disclosures about market risk 62

Item 4. Controls and Procedures 62

Part II Other Information 63

Item 1. Legal Proceedings 63

Item 1A. Risk Factors 63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 63

Item 3. Defaults Upon Senior Securities 63

Item 4. (Removed and Reserved) 63

Item 5. Other Information 63

Item 6. Exhibits 63

SIGNATURES 64

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 5,855,326	$ 5,463,659
Other assets	6,900	75,938
	$ 5,862,226	$ 5,539,597

LIABILITIES

Accounts payable & accrued expenses	$ 195,541	$ 112,546
Accounts payable affiliates (Note C)	25,039,492	24,721,709
Capital contributions payable	91,360	93,144
	25,326,393	24,927,399

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,994,302 outstanding	(17,414,248)	(17,338,646)
General Partner	(2,049,919)	(2,049,156)
	(19,464,167)	(19,387,802)
	$ 5,862,226	$ 5,539,597

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 363,484	$ 299,446
Other assets	-	69,038
	$ 363,484	$ 368,484

LIABILITIES

Accounts payable & accrued expenses	$ 38,746	$ 38,746
Accounts payable affiliates (Note C)	4,125,959	4,071,131
Capital contributions payable	-	-
	4,164,705	4,109,877

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,441,020)	(3,381,790)
General Partner	(360,201)	(359,603)
	(3,801,221)	(3,741,393)
	$ 363,484	$ 368,484

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 503,989	$ 416,806
Other assets	2,500	2,500
	$ 506,489	$ 419,306

LIABILITIES

Accounts payable & accrued expenses	$ 22,500	$ 12,500
Accounts payable affiliates (Note C)	8,514,408	8,404,538
Capital contributions payable	50,008	51,792
	8,586,916	8,468,830

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,427,602 outstanding	(7,533,014)	(7,502,420)
General Partner	(547,413)	(547,104)

	(8,080,427)	(8,049,524)
	$ 506,489	$ 419,306

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 610,208	$ 328,413
Other assets	4,400	4,400
	$ 614,608	$ 332,813

LIABILITIES

Accounts payable & accrued expenses	$ 121,495	$ 48,500
Accounts payable affiliates (Note C)	7,017,839	6,931,537
Capital contributions payable	22,798	22,798
	7,162,132	7,002,835

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,061,271)	(6,182,544)
General Partner	(486,253)	(487,478)
	(6,547,524)	(6,670,022)
	$ 614,608	$ 332,813

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 289,581	$ 293,045
Other assets	-	-
	$ 289,581	$ 293,045

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	5,381,286	5,314,503
Capital contributions payable	18,554	18,554
	5,399,840	5,333,057

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,748,929)	(4,679,384)
General Partner	(361,330)	(360,628)
	(5,110,259)	(5,040,012)
	$ 289,581	$ 293,045

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 4,088,064	$ 4,125,949
Other assets	-	-
	$ 4,088,064	$ 4,125,949

LIABILITIES

Accounts payable & accrued expenses	$ 12,800	$ 12,800
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	12,800	12,800

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	4,369,986	4,407,492
General Partner	(294,722)	(294,343)
	4,075,264	4,113,149
	$ 4,088,064	$ 4,125,949

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 7,290	$ 6,696
Other income	6,000	63,478
	13,290	70,174

Share of Income from Operating Partnerships(Note D)	249,099	1,751,662

Expenses
Professional fees	39,209	-
Fund management fee (Note C)	278,307	285,576
General and administrative expenses	21,238	17,579
	338,754	303,155

NET INCOME (LOSS)	$ (76,365)	$ 1,518,681

Net income (loss) allocated to limited assignees	$ (75,602)	$ 1,503,494

Net income (loss) allocated to general partner	$ (763)	$ 15,187

Net income (loss) per BAC	$ (.00)	$ .07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 15

	2011	2010

Income
Interest income	$ 423	$ 681
Other income	413	1,457
	836	2,138

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	9,485	-
Fund management fee (Note C)	47,578	51,072
General and administrative expenses	3,601	3,388
	60,664	54,460

NET INCOME (LOSS)	$ (59,828)	$ (52,322)

Net income (loss) allocated to limited assignees	$ (59,230)	$ (51,799)

Net income (loss) allocated to general partner	$ (598)	$ (523)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2011	2010

Income
Interest income	$ 522	$ 1,244
Other income	692	2,484
	1,214	3,728

Share of Income from Operating Partnerships(Note D)	79,784	132,105

Expenses
Professional fees	9,012	-
Fund management fee (Note C)	98,295	101,870
General and administrative expenses	4,594	4,178
	111,901	106,048

NET INCOME (LOSS)	$ (30,903)	$ 29,785

Net income (loss) allocated to limited assignees	$ (30,594)	$ 29,487

Net income (loss) allocated to general partner	$ (309)	$ 298

Net income (loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2011	2010

Income
Interest income	$ 453	$ 820
Other income	3,558	6,960
	4,011	7,780

Share of Income from Operating Partnerships(Note D)	169,315	105,177

Expenses
Professional fees	8,089	-
Fund management fee (Note C)	37,831	87,003
General and administrative expenses	4,908	3,756
	50,828	90,759

NET INCOME (LOSS)	$ 122,498	$ 22,198

Net income (loss) allocated to limited assignees	$ 121,273	$ 21,976

Net income (loss) allocated to general partner	$ 1,225	$ 222

Net income (loss) per BAC	$ .02	$ .00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 18

	2011	2010

Income
Interest income	$ 280	$ 863
Other income	1,337	939
	1,617	1,802

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	6,258	-
Fund management fee (Note C)	61,683	34,997
General and administrative expenses	3,923	3,023
	71,864	38,020

NET INCOME (LOSS)	$ (70,247)	$ (36,218)

Net income (loss) allocated to limited assignees	$ (69,545)	$ (35,856)

Net income (loss) allocated to general partner	$ (702)	$ (362)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2011	2010

Income
Interest income	$ 5,612	$ 3,088
Other income	-	51,638
	5,612	54,726

Share of Income from Operating Partnerships(Note D)	-	1,514,380

Expenses
Professional fees	6,365	-
Fund management fee (Note C)	32,920	10,634
General and administrative expenses	4,212	3,234
	43,497	13,868

NET INCOME (LOSS)	$ (37,885)	$ 1,555,238

Net income (loss) allocated to limited assignees	$ (37,506)	$ 1,539,686

Net income (loss) allocated to general partner	$ (379)	$ 15,552

Net income (loss) per BAC	$ (.01)	$ .38

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(17,338,646)	$ (2,049,156)	$(19,387,802)

Net income (loss)	(75,602)	(763)	(76,365)

Partners' capital (deficit), June 30, 2011	$(17,414,248)	$ (2,049,919)	$(19,464,167)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2011	$ (3,381,790)	$ (359,603)	$ (3,741,393)

Net income (loss)	(59,230)	(598)	(59,828)

Partners' capital (deficit), June 30, 2011	$ (3,441,020)	$ (360,201)	$ (3,801,221)

Series 16
Partners' capital (deficit) April 1, 2011	$ (7,502,420)	$ (547,104)	$ (8,049,524)

Net income (loss)	(30,594)	(309)	(30,903)

Partners' capital (deficit), June 30, 2011	$ (7,533,014)	$ (547,413)	$ (8,080,427)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2011	$ (6,182,544)	$ (487,478)	$ (6,670,022)

Net income (loss)	121,273	1,225	122,498

Partners' capital (deficit), June 30, 2011	$ (6,061,271)	$ (486,253)	$ (6,547,524)

Series 18
Partners' capital (deficit) April 1, 2011	$ (4,679,384)	$ (360,628)	$ (5,040,012)

Net income (loss)	(69,545)	(702)	(70,247)

Partners' capital (deficit), June 30, 2011	$ (4,748,929)	$ (361,330)	$ (5,110,259)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2011	$ 4,407,492	$ (294,343)	$ 4,113,149

Net income (loss)	(37,506)	(379)	(37,885)

Partners' capital (deficit), June 30, 2011	$ 4,369,986	$ (294,722)	$ 4,075,264

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (76,365)	$ 1,518,681
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(249,099)	(1,751,662)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	82,995	(28,600)
Decrease (Increase) in other assets	69,038	(14,660)
(Decrease) Increase in accounts payable affiliates	317,783	6,512

Net cash (used in) provided by operating activities	144,352	(269,729)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	247,315	1,664,062

Net cash provided by investing activities	247,315	1,664,062

Cash flows from financing activities:

Distributions	-	(1,500,000)

Net cash used in financing activities	-	(1,500,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	391,667	(105,667)

Cash and cash equivalents, beginning	5,463,659	2,049,777

Cash and cash equivalents, ending	$ 5,855,326	$ 1,944,110

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (59,828)	$ (52,322)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(27,600)
Decrease (Increase) in other assets	69,038	-
(Decrease) Increase in accounts payable affiliates	54,828	14,737

Net cash (used in) provided by operating activities	64,038	(65,185)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,038	(65,185)

Cash and cash equivalents, beginning	299,446	278,978

Cash and cash equivalents, ending	$ 363,484	$ 213,793

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (30,903)	$ 29,785
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	(79,784)	(132,105)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,000	15,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	109,870	(82,103)

Net cash (used in) provided by operating activities	9,183	(169,423)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	78,000	132,105

Net cash provided by investing activities	78,000	132,105

Cash flows from financing activities:
	-	-
Distributions

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,183	(37,318)

Cash and cash equivalents, beginning	416,806	416,557

Cash and cash equivalents, ending	$ 503,989	$ 379,239

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ 122,498	$ 22,198
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(169,315)	(105,177)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	72,995	1,600
Decrease (Increase) in other assets	-	(14,660)
(Decrease) Increase in accounts payable affiliates	86,302	102,691

Net cash (used in) provided by operating activities	112,480	6,652

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	169,315	17,577

Net cash provided by investing activities	169,315	17,577

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	281,795	24,229

Cash and cash equivalents, beginning	328,413	199,038

Cash and cash equivalents, ending	$ 610,208	$ 223,267

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (70,247)	$ (36,218)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	66,783	(28,813)

Net cash (used in) provided by operating activities	(3,464)	(58,031)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,464)	(58,031)

Cash and cash equivalents, beginning	293,045	347,309

Cash and cash equivalents, ending	$ 289,581	$ 289,278

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (37,885)	$ 1,555,238
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	-	(1,514,380)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(24,600)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(37,885)	16,258

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,514,380

Net cash provided by investing activities	-	1,514,380

Cash flows from financing activities:

Distributions	-	(1,500,000)

Net cash used in financing activities	-	(1,500,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,885)	30,638

Cash and cash equivalents, beginning	4,125,949	807,895

Cash and cash equivalents, ending	$ 4,088,064	$ 838,533

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2011 5,427,602 BACs in Series 16 are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2011 have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
June 30, 2011

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ 54,828	$ 64,737
Series 16	109,870	117,897
Series 17	86,302	102,691
Series 18	66,783	71,187
Series 19	38,250	47,634
	$356,033	$404,146

The fund management fees paid for the quarters ended June 30, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ -	$ 50,000
Series 16	-	200,000
Series 17	-	-
Series 18	-	100,000
Series 19	38,250	47,634
	$ 38,250	$ 397,634

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2011 and 2010, the Fund had limited partnership interests in 145 and 166 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2011 and 2010 is as follows:

	2011	2010
Series 15	35	40
Series 16	41	45
Series 17	28	38
Series 18	24	25
Series 19	17	18
	145	166

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ -	$ -
Series 16	50,008	51,792
Series 17	22,798	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 91,360	$ 93,144

During the three months ended June 30, 2011 the Fund disposed of seven Operating Partnerships. A summary of the dispositions by Series for June 30, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	1	-	$-	$-
Series 16	2	-	78,000	79,784
Series 17	3	1	169,315	169,315
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	6	1	$247,315	$249,099

* Fund proceeds from disposition does not include the following amount which was due to a writeoff of capital contribution payable of $1,784 for Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2011.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2011	2010

Revenues
Rental	$ 8,689,216	$ 10,191,808
Interest and other	327,475	354,773

	9,016,691	10,546,581

Expenses
Interest	1,545,822	1,842,594
Depreciation and amortization	2,304,752	2,745,179
Operating expenses	6,430,002	7,441,126
	10,280,576	12,028,899

NET LOSS	$(1,263,885)	$(1,482,318)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,251,245)	$(1,467,494)

Net loss allocated to other Partners	$ (12,640)	$ (14,824)

* Amounts include $1,251,245 and $1,467,494 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2011	2010

Revenues
Rental	$ 1,526,529	$ 1,808,916
Interest and other	28,480	47,442

	1,555,009	1,856,358

Expenses
Interest	237,771	324,783
Depreciation and amortization	399,644	468,502
Operating expenses	1,148,263	1,310,886
	1,785,678	2,104,171

NET LOSS	$ (230,669)	$ (247,813)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (228,362)	$ (245,335)

Net loss allocated to other Partners	$ (2,307)	$ (2,478)

* Amounts include $228,362 and $245,335 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2011	2010

Revenues
Rental	$ 2,725,896	$ 2,841,598
Interest and other	133,776	68,643

	2,859,672	2,910,241

Expenses
Interest	500,943	475,363
Depreciation and amortization	744,449	739,813
Operating expenses	1,907,689	2,004,540
	3,153,081	3,219,716

NET LOSS	$ (293,409)	$ (309,475)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (290,475)	$ (306,380)

Net loss allocated to other Partners	$ (2,934)	$ (3,095)

* Amounts include $290,475 and $306,380 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2011	2010

Revenues
Rental	$ 2,150,766	$ 2,864,022
Interest and other	64,445	85,696

	2,215,211	2,949,718

Expenses
Interest	346,629	536,466
Depreciation and amortization	529,546	746,745
Operating expenses	1,591,050	2,178,047
	2,467,225	3,461,258

NET LOSS	$ (252,014)	$ (511,540)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (249,493)	$ (506,424)

Net loss allocated to other Partners	$ (2,521)	$ (5,116)

* Amounts include $249,493 and $506,424 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2011	2010

Revenues
Rental	$ 1,466,749	$ 1,475,782
Interest and other	74,028	93,999

	1,540,777	1,569,781

Expenses
Interest	269,490	251,624
Depreciation and amortization	403,306	443,770
Operating expenses	1,134,552	1,181,159
	1,807,348	1,876,553

NET LOSS	$ (266,571)	$ (306,772)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (263,905)	$ (303,704)

Net loss allocated to other Partners	$ (2,666)	$ (3,068)

* Amounts include $263,905 and $303,704 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2011	2010

Revenues
Rental	$ 819,276	$ 1,201,490
Interest and other	26,746	58,993

	846,022	1,260,483

Expenses
Interest	190,989	254,358
Depreciation and amortization	227,807	346,349
Operating expenses	648,448	766,494
	1,067,244	1,367,201

NET LOSS	$ (221,222)	$ (106,718)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (219,010)	$ (105,651)

Net loss allocated to other Partners	$ (2,212)	$ (1,067)

* Amounts include $219,010 and $105,651 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2011 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

NOTE G - SUBSEQUENT EVENT

The Fund has entered into agreements to either sell or transfer interests in two Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these two Operating Partnerships are $21,000. There is no estimated gain on sales of the Operating Partnerships and the sales are expected to be recognized in the second quarter of fiscal year end 2012.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2011 were $356,033 and total fund management fees accrued as of June 30, 2011 were $24,245,796. During the three months ended June 30, 2011, $38,250 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2011, an affiliate of the general partner of the Fund advanced a total of $793,696 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2011 there were no advances. Below is a summary, by series, of the total advances made to date.
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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 33 of the Operating Partnerships.

During the quarter ended June 30, 2011, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2011.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 23 of the Operating Partnerships.

During the quarter ended June 30, 2011, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of June 30, 2011. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 21 of the Operating Partnerships.

During the quarter ended June 30, 2011, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of June 30, 2011. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 10 of the Operating Partnerships.

During the quarter ended June 30, 2011, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2011. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 9 of the Operating Partnerships.

During the quarter ended June 30, 2011, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2011.

Results of Operations

As of June 30, 2011 and 2010, the Fund held limited partnership interests in 145 and 166 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2011 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 15	$ 47,578	$ 7,250
Series 16	98,295	11,575
Series 17	37,831	48,471
Series 18	61,683	5,100
Series 19	32,920	5,330
	$278,307	$77,726

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 35 properties June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 15 reflects a net loss from Operating Partnerships of $(230,669) and $(247,813), respectively, which includes depreciation and amortization of $399,644 and $468,502, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to keep those units occupied. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and this competition is the main contributor to the property's historically low occupancy. Management advertises the property in Lake Village's local paper and in the other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2010, occupancy averaged 65%, up 8% from 2009 levels. The property operated at breakeven in 2010 by controlling operating expenses. Through the first two quarters of 2011, the property averaged 58% occupancy and is operating above breakeven due to a decrease in maintenance and administrative expenses. In order to decrease operating expenses, management completes a majority of work orders and property maintenance issues in-house. The operating general partner continues to fund operating deficits as needed. When necessary, the Operating Partnership has accrued management fees, all of which are due to the operating general partner, in order to fund operating deficits. During February 2011, the property experienced a common area fire on the second floor of the apartment complex. All displaced tenants are temporarily living with family or moved into vacant units at the property. The cost of the fire damage is estimated to be approximately $200,000 and will be covered entirely by insurance proceeds. Repairs are expected to be completed and all units should be back on line by the end of July 2011. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% in 2010 and was 50% as of June 30, 2011. The property operated at breakeven in 2010 due to tightly controlled operating expenses. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Greentree Apartments Limited (Sue-Ellen Apartments) is a 24-unit, family property located in Utica, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the operating general partner responsibilities. During 2008, communication with the new operating general partner became extremely difficult while operations declined below breakeven. During the first quarter of 2009, the operating general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. The affiliated management company of a potential replacement operating general partner was placed on-site by Rural Development during May 2009. The potential operating general partner had been interested in acquiring the operating general partner and investment general partner interests but attempts by the potential operating general partner to develop a workout plan with Rural Development failed. The foreclosure was completed when the property was sold to a third party on June 8, 2011. The 15-year low income housing tax credit compliance period expired on December 31, 2009, and no recapture is anticipated. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership was recorded as of June 30, 2011.

Showboat Manor LDHA LP (Showboat Manor Apartments) is a 26-unit senior property located in Chesaning, MI. The property has historically operated with low occupancy and below breakeven operations. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management offers on-site events to enhance the sense of community. Also, to maintain a safe environment for the residents, the site manager worked with the local police department and was successful in establishing regular afternoon and evening police patrols. Because of ongoing operating cash flow issues, the property was put under a workout plan with Rural Development in 2008. The goal of the plan was to fully fund the tax and insurance escrow as well as the replacement reserve. However, due to continued cash flow issues, management has been unsuccessful in funding the reserve and escrow accounts. In December 2009 management informed Rural Development of the issue and at this time is waiting for their response. As of June 30, 2011, the property's physical occupancy was 88%. The property continues to operate below breakeven. The operating general partner's operating deficit guarantee has expired. The Operating Partnership's mortgage payments are current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Showboat Manor.

In April 2011, the operating general partner of Showboat Manor LDHA entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on July 7, 2011. The sales price of the property was $818,348, which included the outstanding mortgage balance of approximately $772,998 and cash proceeds to the investment partnership of $11,000. Of the total proceeds received by the investment partnership, $6,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There are no remaining proceeds from the sale to be returned to cash reserves held by Series 15. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership will be recorded as of September 30, 2011.

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

Series 16

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 41 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 16 reflects a net loss from Operating Partnerships of $(293,409) and $(309,475), respectively, which includes depreciation and amortization of $744,449 and $739,813, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit Low Income Housing Tax Credit family property located in Blairsville, GA. Due to weak and declining economic conditions, which began in 2009 and have continued through 2011, many employers have closed or significantly reduced employee hours. As a result of a large portion of the tenant base being hourly-wage employees, the number of move-outs and evictions has increased. Management reported that residents who are no longer able to afford rent continue to move back in with friends or family. In addition, other tenants requiring greater personal care have transferred to nursing home facilities, causing occupancy to decline further. In the fourth quarter of 2010, occupancy was 80%, down from the 2009 annual average of 87%. Due to the property's rural location traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered. With these programs in place, occupancy improved in the first quarter of 2011, averaging 86%. Unfortunately, occupancy declined steadily throughout the second quarter of 2011, reaching a low of 63% in June 2011. The investment general partner will continue to work with management in an effort to stabilize operations in 2011. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. The property is suffering from a weak rental market. Occupancy at the end of the second quarter of 2011 was 100%; however, low rental rates in the area continue to prevent the property from achieving breakeven operations. The operating general partner's operating deficit guarantee is unlimited in time and amount and he continues to fund operating deficits when necessary. The mortgage, taxes, insurance, and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sable Chase of McDonough L.P (Sable Chase) is a 225-unit property located in McDonough, GA. In 2010, the property operated below breakeven due to low occupancy and high operating expenses. In 2009, additional advertising campaigns were started, including an ad in the local Hispanic newspaper, an online listing that reaches out to safe houses, rehab homes, etc., and new fliers, balloons and flags were used to enhance the property's visibility within the neighborhood. In 2010, management continued to expand its marketing to the retail shops within 10 minutes of the property, and started a Preferred Employer Program at human resources departments of large-scale employers within a 5-mile radius. Management continues this program, which waives the application fee and reduces the security deposit by 50% for qualified employees. In addition, cross-marketing with local businesses such as Applebee's, Golden Corral, Outback, Wal-Mart, etc. is ongoing. Additional advertising includes advertising in the Atlantic Apartment Finder and the Atlanta Apartment Guide, and printed fliers on pizza boxes. Management holds quarterly tenant gatherings and serves breakfast-on-the-go on a monthly basis in the clubhouse. Management continues its aggressive marketing of the property in 2011. Due to the ongoing marketing efforts, occupancy has increased from an average of 86% in 2010 to 95% in 2011. Due to the significant improvement in occupancy, management has ceased to offer the 2010 move-in special of one month free rent. With the improvement in occupancy, the property is operating above breakeven through June 2011. The operating reserve fund is completely drawn down, and the operating general partner has begun funding deficits under an unlimited operating deficit guarantee. All insurance, real estate taxes and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sable Chase of McDonough. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Joiner Elderly, Limited Partnership (Joiner Manor) is a 25-unit development in Joiner, AR. In 2009, the property struggled with occupancy issues averaging 80% and the property operated below breakeven for the year. Management attributes the low occupancy to poor economic situations and a smaller tenant pool over the past few years. Newer properties in the area with rental assistance and better amenities are competing with Joiner Manor and are having a negative impact on occupancy. In November 2009, the property entered into a workout plan approved by Rural Development in an attempt to address the vacancy situation. In accordance with the workout plan, the previous site manager was let go and a temporary manager assumed the role. The temporary manager effectively increased occupancy to 76% through March 2010. A new full time manager has since been hired and resides on site. In addition to staffing changes, the management company has been advertising in the local paper and distributing fliers to combat the low occupancy. Occupancy fluctuated throughout 2010, averaging 81% for the year. Despite the low occupancy, the property operated above breakeven in 2010 and has continued to do so through the first two quarters of 2011. During the first two quarters of 2011 occupancy has dropped substantially averaging 60%. Management is currently offering referral fees and reduced rates on units with no Rental Assistance, and is waiving deposits. Management has been coordinating with the local Department of Housing and Urban Development (HUD) office in an effort to reach out to renters with housing vouchers but with no success. Rural Development approved a $15 rent increase effective January 1, 2011, which should help to improve operations once occupancy increases. Management has confirmed that the property received approval from the Arkansas Development Finance Authority and Rural Development in April 2011 to convert the property from senior tenancy to family. Management began advertising the tenancy change at the end of April 2011, and has reported a surge in new applicants. Management expects occupancy to quickly pick up and both regional management and the site manager are working hard to fill the units. The investment general partner will continue to work with the operating general partner to find ways to continue to stabilize operations. The real estate taxes, mortgage and insurance are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Joiner Elderly. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Mid City Associates LP (Mid City Apartments) consists of 58 modular duplex apartments, comprising the first phase of a two-phase low income housing project totaling 96 units in the North Greenville section of Jersey City, NJ. As of June 2011, the property is 100% occupied and is operating above breakeven. The Operating Partnership is in discussions with the New Jersey Housing and Mortgage Finance Agency (NJHMFA) regarding the third mortgage note that matured in November 2009. As of December 2010, the current mortgage maturity was $398,350 with $698,728 of accrued interest. The process is currently ongoing with NJHMFA agreeing to forbearance until refinancing is finalized. The operating general partner is applying for a grant for energy improvements, which is expected to be finalized concurrently with the third mortgage note. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Mid City Associates, LP subsequent to June 30, 2011.

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

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. Low occupancy and high turnover expenses resulted in below breakeven operations in 2010. Through June 2011, the property operated above breakeven due to improved occupancy and stabilized operating expenses. As of June 30, 2011, the property was 95% occupied. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Greenfield Properties, LP subsequent to June 30, 2011.

In April 2011, the investment general partner transferred its interest in Lawrenceville Manor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,340,119 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 5 years from the initial transfer date, there would be a residual payment of up to $200,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $55,000 as of June 30, 2011. In addition, equity outstanding for the Operating Partnership in the amount of $1,784 was recorded as gain on the sale of the Operating Partnership as of June 30, 2011.

In June 2011, the investment general partner transferred its interest in Victoria Pointe RRH to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,374,232 and cash proceeds to the investment partnership of $28,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $23,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,000 as of June 30, 2011.

In July 2011, the investment general transferred its interest in Haynes House Associates II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,853,800 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No remaining proceeds were returned to cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership will be recorded as of September 30, 2011.

Series 17

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 28 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 17 reflects a net loss from Operating Partnerships of $(252,014) and $(511,540), respectively, which includes depreciation and amortization of $529,546 and $746,745, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, ME. The property operated below breakeven through the second quarter of 2011 due to low rental rates and very high debt service. The property was 96% occupied as of June 30, 2011. To offset high debt service, the investment general partner will request the operating general partner to increase rents since occupancy is strong. The mortgage is current; however, real estate taxes and insurance payments are delinquent. The investment general partner will continue to work with the operating general partner to ensure the taxes and insurance are paid. The general partner's operating deficit obligation is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit, (20 Low-Income Housing Tax Credit units) property located in West Bath, Maine. The property operated below breakeven during the second quarter of 2011 due to a high debt service and high utility and maintenance expenses. The property was 77% occupied as of June 30, 2011. Although the bad debt expense has decreased from the first quarter of 2011, it remains high. Management is working on improving collections and the initial resident screening process. The property continues to be challenged by the poor condition of the units and its isolated location. The mortgage is current; however, real estate taxes and insurance payments are delinquent. The investment general partner will continue to work with the operating general partner to ensure the taxes and insurance are paid. The general partner's operating deficit guaranty is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In June 2011, the investment general partner transferred its interest in Park Place II, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,284,456 and cash proceeds to the investment partnership of $23,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $18,000 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a RRN with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,000 as of June 30, 2011.

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

In June 2011, the operating general partner of Cypress Pointe LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 21, 2011. The sales price of the property was $3,320,000, which included the outstanding mortgage balance of approximately $2,438,528 and cash proceeds to the investment partnership of $181,310. Of the total proceeds received by the investment partnership, $45,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,995 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of approximately $128,315 were returned to cash reserves held by Series 17. Of which, $50,000 is being set aside for 6 months for any liabilities that may arise in accordance with the agreement to sell the property. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $78,315 as of June 30, 2011.

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

In April 2011, the investment general partner transferred its interest in Lee Terrace LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,411,220 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold, within 5 years from the initial transfer date, there would be a residual payment of up to $200,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $55,000 as of June 30, 2011.

In June 2011, the investment general partner transferred its interest in Seabreeze Manor RRH Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,175,097 and cash proceeds to the investment partnership of $23,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $18,000 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a RRN with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,000 as of June 30, 2011.

Series 18

As of June 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 18 reflects a net loss from Operating Partnerships of $(266,571) and $(306,772), respectively, which includes depreciation and amortization of $403,306 and $443,770, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. The Battle Creek economy continued to be weak in 2010, which negatively impacted occupancy at the property. Through December 2010, average physical occupancy was 76% and the property was not able to breakeven. However, occupancy did improve slightly at year-end 2010 to 85%. Through May of 2011, the property operated above breakeven. As of June 2011, the property was 95% occupied, with a 93% average occupancy for the year. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. Should the property's physical occupancy remain stable with above breakeven operations through December 31, 2011, the investment general partner will cease reporting for Lakeview Meadows II subsequent to June 30, 2011.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 32-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2010 due to low occupancy and high operating expenses. During 2010, occupancy averaged 84% for the year. Occupancy has increased throughout 2011, and is currently at 93%. Despite the improvement in occupancy, the property continues to operate below breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2006, and the increased vacancy along with high operating expenses has caused below breakeven operations. In 2010, management hired a new on-site manager to aid in stabilizing operations, and refocused its marketing efforts outside of the local area. However, resident issues caused occupancy at the property to further decline. Average occupancy at the end of the year 2010 was 84%. Through the first two quarters of 2011, average occupancy was 88%, and as of June 2011, the property was 100% occupied. The property continues to operate below breakeven, despite the recent increase in occupancy. Management is considering changing the name of the property in the hopes of improving the reputation of the site and attracting a better pool of applicants. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. Occupancy improved in the second quarter of 2011, with June 2011 occupancy ending at 100%. However, the property continued to operate below breakeven in the second quarter 2011 because of high administrative and maintenance expenses. Administrative expenses were high as a result of costly legal fees associated with the delinquent mortgage. Additionally, administrative and maintenance expenses were high as money was spent on advertising the property and turning the units for incoming residents. Management continues to run advertisements in the local newspaper and to utilize signs in front of the property displaying rents to drive-by traffic as the property is on a main road. The on-site manager has implemented a strong resident retention program to reduce turnover costs. The program includes various social functions as well as a resident referral program and newsletter. Maintenance expenses are expected to stabilize in the third quarter of 2011 now that all units are occupied. The property's insurance payments are current but the real estate taxes and mortgage are currently delinquent. The local tax authority has issued a tax certificate for the delinquent taxes which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale. The operating general partner paid the 2010 real estate taxes in the first quarter of 2011 and anticipates paying the 2009 real estate taxes by September 30, 2011, which is within the allotted three year deadline before the property could face a tax sale. In addition to the delinquent taxes, the mortgage is delinquent as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender's attention on the property. The operating general partner was attempting to force the lender to reconsider their previous decision to reject any workout plan. In the third quarter 2010, the lender initiated foreclosure proceedings. During the proceedings, the operating general partner argued that a foreclosure would terminate the Operating Partnership's Land Use Restriction Agreement and do a disservice to the community by eliminating the stipulation that the property remain affordable. This approach was successful in delaying foreclosure as the court issued a denial of the lender's motion to appoint a receiver on September 20, 2010. During the second quarter of 2011, the operating general partner discussed with the investment limited partner whether the Operating Partnership should declare bankruptcy in order to delay a foreclosure and to maintain control of the property. The investment general partner advised the operating general partner not to file for bankruptcy. However, on June 6, 2011 Bear Creek of Naples, Ltd. filed for Chapter 11 bankruptcy. Authority to do so was vested solely with the operating general partner and the investment limited partner did not consent to this action. There was a bankruptcy hearing and meeting of creditors on July 21, 2011. The investment general partner will continue to monitor the process. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2010, occupancy averaged 82%, and the property continued to operate below breakeven. Through the second quarter of 2011, occupancy increased to 84%, but the property continues to operate below breakeven. The property has experienced significant collection issues due to the current tenant profile and the nature of eviction laws in the State of New Jersey. According to management, evictions can take up to 6 months to fully process in the State of New Jersey. The operating general partner continues to fund operating deficits as needed. The first mortgage matured in July 2009. Mortgage payments were made during the negotiating period, to keep the loan current. The operating general partner renegotiated the original loan effective April 30, 2010. This loan modification resulted in decreased interest and reduced monthly payments. The loan was extended three years and matures on March 27, 2013. This new loan alleviated some of the property's deficit, as it nearly broke even in 2010. The real estate taxes and insurance payments are all current through June 2011. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin's L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Humboldt I, LP (Briarwood Apartments)is a 20-unit property located in Humboldt, IA. Operations have struggled at the property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow and withdrawals to finance capital expenditures have resulted in an underfunding of the replacement reserve escrow. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest in the property. The property is operating under a Servicing Workout Plan approved by Rural Development on September 28, 2009. The Plan aims to fully fund the replacement reserve escrow, pay down accounts payable, and increase occupancy. Average occupancy in 2010 was 82%, and the property operated at breakeven. Through the first two quarters of 2011, average occupancy has improved to 94% and the property is operating above breakeven. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Humboldt I, LP. The mortgage, taxes, and insurance are current.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property is operating under a Servicing Workout Plan approved by Rural Development on March 3, 2009, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes with the hopes of improving the reputation of the property. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. Occupancy averaged 76% in 2010 and the property operated slightly below breakeven. Through the first two quarters of 2011, occupancy averaged 80% and the property continues to operate slightly below breakeven. Accounts payable remain high in 2011, and have increased from 2010. Continued below breakeven operations have hindered the operating general partner's ability to pay down these expenses. The investment general partner will continue to work closely with the operating general partner until occupancy improves and operations stabilize. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 19

As of June 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 19 reflects a net loss from Operating Partnerships of $(221,222) and $(106,718), respectively, which includes depreciation and amortization of $227,807 and $346,349, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project located in Carrollton, Missouri. The property has historically operated below breakeven, due to insufficient rental rates and low occupancy, resulting from few job opportunities in the property's rural location. The property also suffers from high operating expenses, specifically utilities. Over the past five years the City of Carrollton has dramatically increased water and sewer rates to cover the repair of water lines. Water and sewer rates have increased over 300% from 2005 levels. In 2010, the average annual occupancy was 99%. Occupancy has remained consistently high through the first half of 2011, averaging 98%. Despite high occupancy, the property has continued to operate below breakeven. To alleviate the pressure on cash flow, the lender agreed to make the mortgage a cash flow only mortgage in 2004. This allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current. Operating deficits continue to be funded through operating general partner contributions. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the operating general partner responsibilities. During 2008, communication with the new operating general partner became extremely difficult. The operations declined and the property operated below breakeven for 2008 with occupancy ending at 63% for December 2008. During the first quarter of 2009, the investment general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. The affiliated management company of a potential replacement operating general partner was placed on-site by Rural Development during May 2009. The potential operating general partner had been interested in acquiring the operating general partner and investment general partner interests, but attempts by the potential operating general partner to develop a workout plan failed and Rural Development is proceeding with the foreclosure. Rural Development is currently paying for the property's caretaking expenses. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Forest Associates.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of June 30, 2011. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project in Rainsville, Alabama. The property operated below breakeven in 2009 with an average occupancy of 89%. Occupancy improved in 2010, averaging 95% for the year, but the property still operated below breakeven. For the first two quarters of 2011, operations have improved to just above breakeven with average occupancy of 89%. In order to improve occupancy and increase traffic at the property, management has been advertising in the local newspaper as well as posting fliers throughout the immediate area. A new site manager has also been hired, and regional management reports that she is doing a good job and is proving to be very effective at collecting current and delinquent rents. In addition to the improved occupancy, Rural Development approved a $10 rent increase effective January 1, 2011. This rent increase along with high occupancy should help to improve the property's operations. The investment general partner will continue to work with the operating general partner to maintain above breakeven operations in 2011. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2009 and 2010, despite averaging 92% occupancy, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy in 2011 is averaging 88%, with operations remaining below breakeven status. Move-outs continue due to the struggling local economy. The main reason for residents moving out is that they cannot afford to pay the rent or eviction for non-payment. Rental rates remain insufficient to cover expenses. The operating general partner along with management has increased the size of their advertisement in the For Rent Magazine, enhanced online advertising, and temporarily reduced rents and value priced selected one and two bedroom apartments in order to improve occupancy. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage is closer to its maturity date of August 2014. The property's mortgage, real estate taxes and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Meadows of Southgate L.D.H.A., Limited Partnership, is an 83-unit elderly property located in Southgate, Michigan. During the second quarter of 2011 there was a negative trend in physical occupancy and the propety experienced below breakeven operations. As of June 2011, the property was 57% occupied, with an annual average occupancy of 60%. The property operated with below breakeven operations due in large part to vacancy losses attributed to a weak rental market. The management agent, an affiliate of the operating general partner, remains focused on improving occupancy through an aggressive applicant outreach and other marketing initiatives. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2010, the operating general partner of Vistas Associates LP approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 31, 2011. The sales price for the property was $8,450,000, which included the outstanding mortgage balances of approximately $4,575,943 and cash proceeds to the investment partnership of $2,750,000. Of the proceeds received by the investment partnership, $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $2,710,000 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In March 2011, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $722,500 which was returned to the cash reserves held by Series 19. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $3,432,500 as of March 31, 2011.

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

Recent Accounting Changes

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund's financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4.	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information relating to any series or the Fund as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure with respect to each series individually, as well as the Fund as a whole.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 15, 2011	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 15, 2011	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 15, 2011	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal