Form 10-Q
period 2011-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2011-11-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2011

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

Condensed Statements of Cash Flows Series 16 28

Condensed Statements of Cash Flows Series 17 29

Condensed Statements of Cash Flows Series 18 30

Condensed Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

Note E Taxable Loss 43

Note F Income taxes 43

Note G Subsequent Event 43

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 44

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 67

Recent Accounting Changes 68

Item 3. Quantitative and Qualitative Disclosures about market risk 69

Item 4. Controls and Procedures 69

Part II Other Information 70

Item 1. Legal Proceedings 70

Item 1A. Risk Factors 70

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 70

Item 3. Defaults Upon Senior Securities 70

Item 4. (Removed and Reserved) 70

Item 5. Other Information 70

Item 6. Exhibits 70

SIGNATURES 71

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 5,260,298	$ 5,463,659
Other assets	4,400	75,938
	$ 5,264,698	$ 5,539,597

LIABILITIES

Accounts payable & accrued expenses	$ 338,574	$ 112,546
Accounts payable affiliates (Note C)	24,662,111	24,721,709
Capital contributions payable	91,360	93,144
	25,092,045	24,927,399

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,994,302 outstanding	(17,773,797)	(17,338,646)
General Partner	(2,053,550)	(2,049,156)
	(19,827,347)	(19,387,802)
	$ 5,264,698	$ 5,539,597

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 393,079	$ 299,446
Other assets	-	69,038
	$ 393,079	$ 368,484

LIABILITIES

Accounts payable & accrued expenses	$ 200,774	$ 38,746
Accounts payable affiliates (Note C)	4,053,900	4,071,131
Capital contributions payable	-	-
	4,254,674	4,109,877

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,500,790)	(3,381,790)
General Partner	(360,805)	(359,603)
	(3,861,595)	(3,741,393)
	$ 393,079	$ 368,484

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 519,998	$ 416,806
Other assets	-	2,500
	$ 519,998	$ 419,306

LIABILITIES

Accounts payable & accrued expenses	$ 49,000	$ 12,500
Accounts payable affiliates (Note C)	8,467,229	8,404,538
Capital contributions payable	50,008	51,792
	8,566,237	8,468,830

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,427,602 outstanding	(7,499,168)	(7,502,420)
General Partner	(547,071)	(547,104)

	(8,046,239)	(8,049,524)
	$ 519,998	$ 419,306

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 341,688	$ 328,413
Other assets	4,400	4,400
	$ 346,088	$ 332,813

LIABILITIES

Accounts payable & accrued expenses	$ 76,000	$ 48,500
Accounts payable affiliates (Note C)	6,851,247	6,931,537
Capital contributions payable	22,798	22,798
	6,950,045	7,002,835

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,117,140)	(6,182,544)
General Partner	(486,817)	(487,478)
	(6,603,957)	(6,670,022)
	$ 346,088	$ 332,813

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 127,458	$ 293,045
Other assets	-	-
	$ 127,458	$ 293,045

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	5,289,735	5,314,503
Capital contributions payable	18,554	18,554
	5,308,289	5,333,057

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,818,795)	(4,679,384)
General Partner	(362,036)	(360,628)
	(5,180,831)	(5,040,012)
	$ 127,458	$ 293,045

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 3,878,075	$ 4,125,949
Other assets	-	-
	$ 3,878,075	$ 4,125,949

LIABILITIES

Accounts payable & accrued expenses	$ 12,800	$ 12,800
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	12,800	12,800

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	4,162,096	4,407,492
General Partner	(296,821)	(294,343)
	3,865,275	4,113,149
	$ 3,878,075	$ 4,125,949

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 7,271	$ 5,569
Other income	20,224	8,216
	27,495	13,785

Share of Income from Operating Partnerships(Note D)	198,791	597,638

Expenses
Professional fees	104,971	153,904
Fund management fee, net (Note C)	203,428	326,671
General and administrative expenses	19,241	24,280
	327,640	504,855

NET INCOME (LOSS)	$ (101,354)	$ 106,568

Net income (loss) allocated to limited assignees	$ (100,340)	$ 105,502

Net income (loss) allocated to general partner	$ (1,014)	$ 1,066

Net income (loss) per BAC	$ (.00)	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 15

	2011	2010

Income
Interest income	$ 383	$ 511
Other income	856	856
	1,239	1,367

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	23,244	34,031
Fund management fee, net (Note C)	34,635	47,911
General and administrative expenses	3,734	6,190
	61,613	88,132

NET INCOME (LOSS)	$ (60,374)	$ (86,765)

Net income (loss) allocated to limited assignees	$ (59,770)	$ (85,897)

Net income (loss) allocated to general partner	$ (604)	$ (868)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2011	2010

Income
Interest income	$ 537	$ 831
Other income	1,326	1,422
	1,863	2,253

Share of Income from Operating Partnerships(Note D)	68,510	-

Expenses
Professional fees	26,923	36,824
Fund management fee, net (Note C)	4,947	102,943
General and administrative expenses	4,316	5,390
	36,186	145,157

NET INCOME (LOSS)	$ 34,187	$ (142,904)

Net income (loss) allocated to limited assignees	$ 33,845	$ (141,475)

Net income (loss) allocated to general partner	$ 342	$ (1,429)

Net income (loss) per BAC	$ .01	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2011	2010

Income
Interest income	$ 545	$ 1,882
Other income	10,059	4,601
	10,604	6,483

Share of Income from Operating Partnerships(Note D)	30,831	597,638

Expenses
Professional fees	22,927	33,127
Fund management fee, net (Note C)	70,973	63,327
General and administrative expenses	3,970	4,783
	97,870	101,237

NET INCOME (LOSS)	$ (56,435)	$ 502,884

Net income (loss) allocated to limited assignees	$ (55,871)	$ 497,855

Net income (loss) allocated to general partner	$ (564)	$ 5,029

Net income (loss) per BAC	$ (.01)	$ .10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 18

	2011	2010

Income
Interest income	$ 184	$ 577
Other income	7,934	1,337
	8,118	1,914

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	17,444	25,291
Fund management fee, net (Note C)	57,780	64,856
General and administrative expenses	3,466	3,783
	78,690	93,930

NET INCOME (LOSS)	$ (70,572)	$ (92,016)

Net income (loss) allocated to limited assignees	$ (69,866)	$ (91,096)

Net income (loss) allocated to general partner	$ (706)	$ (920)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2011	2010

Income
Interest income	$ 5,622	$ 1,768
Other income	49	-
	5,671	1,768

Share of Income from Operating Partnerships(Note D)	99,450	-

Expenses
Professional fees	14,433	24,631
Fund management fee, net (Note C)	35,093	47,634
General and administrative expenses	3,755	4,134
	53,281	76,399

NET INCOME (LOSS)	$ 51,840	$ (74,631)

Net income (loss) allocated to limited assignees	$ 51,322	$ (73,885)

Net income (loss) allocated to general partner	$ 518	$ (746)

Net income (loss) per BAC	$ .01	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$ 14,563	$ 12,267
Other income	26,224	71,694
	40,787	83,961

Share of Income from Operating Partnerships(Note D)	447,890	2,349,300

Expenses
Professional fees	144,181	153,904
Fund management fee, net (Note C)	481,734	612,246
General and administrative expenses	40,477	41,855
	666,392	808,005

NET INCOME (LOSS)	$ (177,715)	$ 1,625,256

Net income (loss) allocated to limited assignees	$ (175,939)	$ 1,609,003

Net income (loss) allocated to general partner	$ (1,776)	$ 16,253

Net income (loss) per BAC	$ (.01)	$ .07

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 15

	2011	2010

Income
Interest income	$ 807	$ 1,193
Other income	1,269	2,313
	2,076	3,506

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	32,730	34,031
Fund management fee, net (Note C)	82,213	98,983
General and administrative expenses	7,335	9,577
	122,278	142,591

NET INCOME (LOSS)	$ (120,202)	$ (139,085)

Net income (loss) allocated to limited assignees	$ (119,000)	$ (137,694)

Net income (loss) allocated to general partner	$ (1,202)	$ (1,391)

Net income (loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2011	2010

Income
Interest income	$ 1,058	$ 2,076
Other income	2,019	3,906
	3,077	5,982

Share of Income from Operating Partnerships(Note D)	148,294	132,105

Expenses
Professional fees	35,935	36,824
Fund management fee, net (Note C)	103,242	204,813
General and administrative expenses	8,909	9,566
	148,086	251,203

NET INCOME (LOSS)	$ 3,285	$ (113,116)

Net income (loss) allocated to limited assignees	$ 3,252	$ (111,985)

Net income (loss) allocated to general partner	$ 33	$ (1,131)

Net income (loss) per BAC	$ .00	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2011	2010

Income
Interest income	$ 998	$ 2,702
Other income	13,617	11,561
	14,615	14,263

Share of Income from Operating Partnerships(Note D)	200,146	702,815

Expenses
Professional fees	31,016	33,127
Fund management fee, net (Note C)	108,803	150,329
General and administrative expenses	8,877	8,539
	148,696	191,995

NET INCOME (LOSS)	$ 66,065	$ 525,083

Net income (loss) allocated to limited assignees	$ 65,404	$ 519,832

Net income (loss) allocated to general partner	$ 661	$ 5,251

Net income (loss) per BAC	$ .01	$ .10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 18

	2011	2010

Income
Interest Income	$ 465	$ 1,440
Other income	9,270	2,276
	9,735	3,716

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	23,702	25,292
Fund management fee, net (Note C)	119,463	99,853
General and administrative expenses	7,389	6,804
	150,554	131,949

NET INCOME (LOSS)	$ (140,819)	$ (128,233)

Net income (loss) allocated to limited assignees	$ (139,411)	$ (126,951)

Net income (loss) allocated to general partner	$ (1,408)	$ (1,282)

Net income (loss) per BAC	$ (.04)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2011	2010

Income
Interest income	$ 11,235	$ 4,856
Other income	49	51,638
	11,284	56,494

Share of Income from Operating Partnerships(Note D)	99,450	1,514,380

Expenses
Professional fees	20,798	24,630
Fund management fee, net (Note C)	68,013	58,268
General and administrative expenses	7,967	7,369
	96,778	90,267

NET INCOME (LOSS)	$ 13,956	$ 1,480,607

Net income (loss) allocated to limited assignees	$ 13,816	$ 1,465,801

Net income (loss) allocated to general partner	$ 140	$ 14,806

Net income (loss) per BAC	$ .00	$ .36

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(17,338,646)	$ (2,049,156)	$(19,387,802)

Distributions	(259,212)	(2,618)	(261,830)

Net income (loss)	(175,939)	(1,776)	(177,715)

Partners' capital (deficit), September 30, 2011	$(17,773,797)	$ (2,053,550)	$(19,827,347)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2011	$ (3,381,790)	$ (359,603)	$ (3,741,393)

Distributions	-	-	-

Net income (loss)	(119,000)	(1,202)	(120,202)

Partners' capital (deficit), September 30, 2011	$ (3,500,790)	$ (360,805)	$ (3,861,595)

Series 16
Partners' capital (deficit) April 1, 2011	$ (7,502,420)	$ (547,104)	$ (8,049,524)

Distributions	-	-	-

Net income (loss)	3,252	33	3,285

Partners' capital (deficit), September 30, 2011	$ (7,499,168)	$ (547,071)	$ (8,046,239)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2011	$ (6,182,544)	$ (487,478)	$ (6,670,022)

Distributions	-	-	-

Net income (loss)	65,404	661	66,065

Partners' capital (deficit), September 30, 2011	$ (6,117,140)	$ (486,817)	$ (6,603,957)

Series 18
Partners' capital (deficit) April 1, 2011	$ (4,679,384)	$ (360,628)	$ (5,040,012)

Distributions	-	-	-

Net income (loss)	(139,411)	(1,408)	(140,819)

Partners' capital (deficit), September 30, 2011	$ (4,818,795)	$ (362,036)	$ (5,180,831)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2011	$ 4,407,492	$ (294,343)	$ 4,113,149

Distributions	(259,212)	(2,618)	(261,830)

Net income (loss)	13,816	140	13,956

Partners' capital (deficit), September 30, 2011	$ 4,162,096	$ (296,821)	$ 3,865,275

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (177,715)	$ 1,625,256
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(447,890)	(2,349,300)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	226,028	(22,600)
Decrease (Increase) in other assets	71,538	(54,734)
(Decrease) Increase in accounts payable affiliates	(59,598)	350,348

Net cash (used in) provided by operating activities	(387,637)	(451,030)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	446,106	2,349,300

Net cash provided by investing activities	446,106	2,349,300

Cash flows from financing activities:

Distributions	(261,830)	(1,500,000)

Net cash used in financing activities	(261,830)	(1,500,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203,361)	398,270

Cash and cash equivalents, beginning	5,463,659	2,049,777

Cash and cash equivalents, ending	$ 5,260,298	$ 2,448,047

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (120,202)	$ (139,085)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	162,028	(35,100)
Decrease (Increase) in other assets	69,038	1,100
(Decrease) Increase in accounts payable affiliates	(17,231)	78,199

Net cash (used in) provided by operating activities	93,633	(94,886)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,633	(94,886)

Cash and cash equivalents, beginning	299,446	278,978

Cash and cash equivalents, ending	$ 393,079	$ 184,092

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ 3,285	$ (113,116)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	(148,294)	(132,105)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	36,500	15,000
Decrease (Increase) in other assets	2,500	-
(Decrease) Increase in accounts payable affiliates	62,691	33,208

Net cash (used in) provided by operating activities	(43,318)	(197,013)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	146,510	132,105

Net cash provided by investing activities	146,510	132,105

Cash flows from financing activities:
	-	-
Distributions

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,192	(64,908)

Cash and cash equivalents, beginning	416,806	416,557

Cash and cash equivalents, ending	$ 519,998	$ 351,649

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ 66,065	$ 525,083
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(200,146)	(702,815)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	27,500	15,100
Decrease (Increase) in other assets	-	(8,200)
(Decrease) Increase in accounts payable affiliates	(80,290)	199,920

Net cash (used in) provided by operating activities	(186,871)	29,088

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	200,146	702,815

Net cash provided by investing activities	200,146	702,815

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,275	731,903

Cash and cash equivalents, beginning	328,413	199,038

Cash and cash equivalents, ending	$ 341,688	$ 930,941

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (140,819)	$ (128,233)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(24,768)	39,021

Net cash (used in) provided by operating activities	(165,587)	(82,212)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(165,587)	(82,212)

Cash and cash equivalents, beginning	293,045	347,309

Cash and cash equivalents, ending	$ 127,458	$ 265,097

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ 13,956	$ 1,480,607
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(99,450)	(1,514,380)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(24,600)
Decrease (Increase) in other assets	-	(47,634)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(85,494)	(106,007)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	99,450	1,514,380

Net cash provided by investing activities	99,450	1,514,380

Cash flows from financing activities:

Distributions	(261,830)	(1,500,000)

Net cash used in financing activities	(261,830)	(1,500,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(247,874)	(91,627)

Cash and cash equivalents, beginning	4,125,949	807,895

Cash and cash equivalents, ending	$ 3,878,075	$ 716,268

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2011 and for the six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2011

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ 52,941	$ 63,462
Series 16	82,821	115,311
Series 17	78,409	97,229
Series 18	66,782	67,834
Series 19	38,250	47,634
	$319,203	$391,470

The fund management fees paid for the three months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ 125,000	$ -
Series 16	130,000	-
Series 17	245,000	-
Series 18	-	-
Series 19	38,250	47,634
	$ 538,250	$ 47,634

The fund management fees paid for the six months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ 125,000	$ 50,000
Series 16	130,000	200,000
Series 17	245,000	-
Series 18	-	100,000
Series 19	76,500	95,268
	$ 576,500	$ 445,268

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2011 and 2010, the Fund had limited partnership interests in 141 and 162 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2011 and 2010 is as follows:

	2011	2010
Series 15	34	39
Series 16	38	45
Series 17	28	36
Series 18	24	24
Series 19	17	18
	141	162

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ -	$ -
Series 16	50,008	51,792
Series 17	22,798	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 91,360	$ 93,144

During the six months ended September 30, 2011 the Fund disposed of eleven Operating Partnerships and received additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the dispositions by Series for September 30, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	1	1	$-	$-
Series 16	5	-	146,510	148,294
Series 17	3	1	200,146	200,146
Series 18	-	-	-	-
Series 19	-	-	99,450	99,450

Total	9	2	$446,106	$447,890

* Fund proceeds from disposition does not include the following amount which was due to a writeoff of capital contribution payable of $1,784 for Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2011.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2011	2010

Revenues
Rental	$ 16,649,037	$ 19,944,664
Interest and other	602,931	666,812

	17,251,968	20,611,476

Expenses
Interest	2,875,224	3,629,459
Depreciation and amortization	4,572,524	5,375,154
Operating expenses	12,208,099	14,276,148
	19,655,847	23,280,761

NET LOSS	$(2,403,879)	$(2,669,285)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(2,379,840)	$(2,642,591)

Net loss allocated to other Partners	$ (24,039)	$ (26,694)

* Amounts include $2,379,840 and $2,642,591 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2011	2010

Revenues
Rental	$ 3,064,681	$ 3,460,379
Interest and other	61,369	83,033

	3,126,050	3,543,412

Expenses
Interest	481,181	624,425
Depreciation and amortization	823,651	917,551
Operating expenses	2,282,260	2,468,496
	3,587,092	4,010,472

NET LOSS	$ (461,042)	$ (467,060)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (456,432)	$ (462,389)

Net loss allocated to other Partners	$ (4,610)	$ (4,671)

* Amounts include $456,432 and $462,389 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2011	2010

Revenues
Rental	$ 4,657,370	$ 5,633,252
Interest and other	192,619	146,855

	4,849,989	5,780,107

Expenses
Interest	793,226	966,943
Depreciation and amortization	1,301,137	1,444,418
Operating expenses	3,325,010	4,009,377
	5,419,373	6,420,738

NET LOSS	$ (569,384)	$ (640,631)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (563,690)	$ (634,225)

Net loss allocated to other Partners	$ (5,694)	$ (6,406)

* Amounts include $563,690 and $634,225 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2011	2010

Revenues
Rental	$ 4,378,511	$ 5,570,832
Interest and other	113,773	159,060

	4,492,284	5,729,892

Expenses
Interest	719,849	1,023,875
Depreciation and amortization	1,053,910	1,504,016
Operating expenses	3,089,736	4,016,027
	4,863,495	6,543,918

NET LOSS	$ (371,211)	$ (814,026)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (367,498)	$ (805,885)

Net loss allocated to other Partners	$ (3,713)	$ (8,141)

* Amounts include $367,498 and $805,885 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2011	2010

Revenues
Rental	$ 2,966,360	$ 2,921,925
Interest and other	176,451	176,588

	3,142,811	3,098,513

Expenses
Interest	526,548	515,552
Depreciation and amortization	941,997	862,976
Operating expenses	2,283,611	2,248,550
	3,752,156	3,627,078

NET LOSS	$ (609,345)	$ (528,565)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (603,252)	$ (523,279)

Net loss allocated to other Partners	$ (6,093)	$ (5,286)

* Amounts include $603,252 and $523,279 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2011	2010

Revenues
Rental	$ 1,582,115	$ 2,358,276
Interest and other	58,719	101,276

	1,640,834	2,459,552

Expenses
Interest	354,420	498,664
Depreciation and amortization	451,829	646,193
Operating expenses	1,227,482	1,533,698
	2,033,731	2,678,555

NET LOSS	$ (392,897)	$ (219,003)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (388,968)	$ (216,813)

Net loss allocated to other Partners	$ (3,929)	$ (2,190)

* Amounts include $388,968 and $216,813 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
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

NOTE G - SUBSEQUENT EVENT

The Fund has entered into agreements to either sell or transfer interests in four Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these four Operating Partnerships are $731,600. The estimated gain on sales of the Operating Partnerships is $250,050 and the sales are expected to be recognized in the third quarter of fiscal year end 2012.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2011 were $319,203 and total fund management fees accrued as of September 30, 2011 were $24,026,749. During the three and the six months ended September 30, 2011, $538,250 and $576,500 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2011, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2011 there were no advances, however a payment in the amount of $158,334 was paid by Series 18. Below is a summary, by series, of the total advances made to date.
	Six Months Ended	Total
Series 15	$ -	$ -
Series 16	-	-
Series 17	-	635,362
Series 18	-	-
Series 19	-	-
	$ -	$635,362

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 34 of the Operating Partnerships.

During the quarter ended September 30, 2011, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2011.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 26 of the Operating Partnerships.

During the quarter ended September 30, 2011, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of September 30, 2011. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 21 of the Operating Partnerships.

During the quarter ended September 30, 2011, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of September 30, 2011. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 10 of the Operating Partnerships.

During the quarter ended September 30, 2011, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2011. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 9 of the Operating Partnerships.

During the quarter ended September 30, 2011, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2011.

Results of Operations

As of September 30, 2011 and 2010, the Fund held limited partnership interests in 141 and 162 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2011 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 52,941	$ 18,306	$ 34,635
Series 16	82,821	77,874	4,947
Series 17	78,409	7,436	70,973
Series 18	66,782	9,002	57,780
Series 19	38,250	3,157	35,093
	$319,203	$115,775	$203,428
	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$107,769	$ 25,556	$ 82,213
Series 16	192,691	89,449	103,242
Series 17	164,710	55,907	108,803
Series 18	133,566	14,103	119,463
Series 19	76,500	8,487	68,013
	$675,236	$193,502	$481,734

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 34 properties September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 15 reflects a net loss from Operating Partnerships of $(461,042) and $(467,060), respectively, which includes depreciation and amortization of $823,651 and $917,551, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to rent these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2010, occupancy averaged 65%, up 8% from 2009 levels. Through the third quarter 2011, the property averaged 56% occupancy and is operating slightly below breakeven. The property operated at breakeven in 2010 by controlling operating expenses, and has continued to minimize operating expenses in 2011 by completing a majority of work orders and property maintenance issues in-house. The operating general partner continues to fund operating deficits as needed. When necessary, the Operating Partnership has accrued management fees, all of which are due to the operating general partner, in order to fund operating deficits. In February 2011, the property experienced a common area fire on the second floor of the apartment complex. All displaced tenants are temporarily living with family or moved into vacant units at the property. The cost of the fire damage is estimated to be approximately $200,000 and will be covered entirely by insurance proceeds. Repairs are expected to be completed and all units should be back on line by mid-November 2011. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% in 2010 and was 58% as of September 30, 2011. The property operated at breakeven in 2010 due to tightly controlled operating expenses. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. The mortgage payments, taxes, insurance, and accounts payable are current. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. It is unlikely that any proceeds will be available to the investment limited partners from the disposition of the property or partnership.

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

In April 2011, the operating general partner of Showboat Manor LDHA entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on July 7, 2011. The sales price of the property was $818,348, which included the outstanding mortgage balance of approximately $772,998 and cash proceeds to the investment partnership of $11,000. Of the total proceeds received by the investment partnership, $6,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There are no remaining proceeds from the sale to be returned to cash reserves held by Series 15. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2011.

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

In October 2011, the investment general partner transferred its interest in Autumnwood LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,187,795 and cash proceeds to the investment partnership of $128,000. Of the total proceeds received, $6,924 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $116,076 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2011, the investment general partner transferred its interest in Brunswick LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $739,986 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $3,321 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $68,479 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In October 2011, the investment general partner transferred its interest in Lebanon II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $855,578 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $16,305 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,495 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 16

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 38 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 16 reflects a net loss from Operating Partnerships of $(569,384) and $(640,631), respectively, which includes depreciation and amortization of $1,301,137 and $1,444,418, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit Low Income Housing Tax Credit family property located in Blairsville, GA. Due to weak and declining economic conditions, which began in 2009 and have continued through 2011, many employers have closed or significantly reduced employee hours. As a result of a large portion of the tenant base being composed of hourly-wage employees, the number of move-outs and evictions has increased. Management reported that residents who are no longer able to afford rent continue to move back in with friends or family. In addition, other tenants requiring greater personal care have transferred to nursing home facilities, causing occupancy to decline further. Due to the property's rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered. With these programs in place, occupancy improved in the first quarter of 2011, averaging 86%, from a prior year annual average of 81%. Occupancy declined steadily throughout the second quarter of 2011, reaching a low of 63% in June 2011, but improved again in the third quarter, reaching 84% in September 2011. The investment general partner will continue to work with management in an effort to stabilize operations in 2011. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. The property is suffering from a weak rental market. Occupancy at the end of the third quarter of 2011 was 95%; however, low rental rates in the area continue to prevent the property from achieving breakeven operations. The operating general partner's operating deficit guarantee is unlimited in time and amount and he continues to fund operating deficits when necessary. The mortgage, taxes, insurance, and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2011, the investment general partner transferred its interest in Sable Chase of McDonough to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $3,077,178 and cash proceeds to the investment partnership of $150,000. Of the total proceeds received, $63,990 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $17,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $68,510 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $68,510 as of September 30, 2011.

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

Joiner Elderly, Limited Partnership (Joiner Manor) is a 25-unit development in Joiner, AR. In 2009, the property struggled with occupancy issues averaging 80% and the property operated below breakeven for the year. Management attributes the low occupancy to poor economic situations and a smaller tenant pool over the past few years. Newer properties in the area with rental assistance and better amenities are competing with Joiner Manor and are having a negative impact on occupancy. In November 2009, the property entered into a workout plan approved by Rural Development in an attempt to address the vacancy situation. In accordance with the workout plan, the previous site manager was let go and a temporary manager assumed the role. The temporary manager effectively increased occupancy to 76% through March 2010. A new full time manager has since been hired and resides on site. In addition to staffing changes, the management company has been advertising in the local paper and distributing fliers to combat the low occupancy. Occupancy fluctuated throughout 2010, averaging 81% for the year. Despite the low occupancy, the property operated above breakeven in 2010 and has continued to do so through the third quarter of 2011. During the first two quarters of 2011 occupancy dropped substantially averaging 60%. Occupancy has since improved averaging 92% in the third quarter of 2011. Management is currently offering referral fees and reduced rates on units with no Rental Assistance, and is waiving deposits. Management has been coordinating with the local Department of Housing and Urban Development (HUD) office in an effort to reach out to renters with housing vouchers but with no success. Rural Development approved a $15 rent increase effective January 1, 2011, which should help to improve operations once occupancy increases. Management has confirmed that the property received approval from the Arkansas Development Finance Authority and Rural Development in April 2011 to convert the property from senior tenancy to family. Management began advertising the tenancy change at the end of April 2011, and has reported that the increase in occupancy at the property is largely due to this tenancy change. Management expects occupancy will continue to improve and both regional management and the site manager are working hard to fill any vacant units at the property. The investment general partner will continue to work with the operating general partner to find ways to continue to stabilize operations. The real estate taxes, mortgage and insurance are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Joiner Elderly. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. Through the third quarter of 2011, the property operated slightly below breakeven due to increased maintenance expenses and a slight dip in occupancy at the beginning of the year. The higher maintenance expenses associated with high unit turnover in late 2010 have been mitigated by improved occupancy levels. As of September 30, 2011 the property was 95% occupied. The operating general partner attributes increased occupancy to an improved local economy, caused in part by high seasonal employment. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2011, the investment general partner transferred its interest in Haynes House Associates II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,853,800 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No remaining proceeds were returned to cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2011.

In August 2011, the investment general partner transferred its interest in Cedar Trace L.D.H.A. LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $471,680 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2011.

Series 17

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 28 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 17 reflects a net loss from Operating Partnerships of $(371,211) and $(814,026), respectively, which includes depreciation and amortization of $1,053,910 and $1,504,016, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property operated below breakeven through the third quarter of 2011 due to low rental rates and high debt service. The property was 90% occupied as of September 30, 2011. The operating general partner is currently considering raising rental rates as part of 2012 budget preparations as increased rental income would offset the high debt service. However, management indicates that increased competition in the area from new affordable properties may deter the rent increases. The mortgage and insurance are current; however, real estate taxes are delinquent. The investment general partner will continue to work with the operating general partner to ensure that the taxes are paid. The operating general partner's operating deficit obligation is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (of which 20 are tax credit units) property located in West Bath, Maine. The property operated below breakeven through the third quarter of 2011 due to low occupancy and a high interest rate on the debt. The property was 77% occupied as of September 30, 2011. The property continues to be challenged by the poor condition of the units and its isolated location. Management also indicated that the recent closing of the nearby Brunswick Naval Air Station in May 2011 affected occupancy through subsequent unemployment/relocation of some tenants. Slightly higher maintenance expenses are related to management's efforts to turn over the units. Though still high, bad debt has improved since 2010. Management is working on improving collections and the initial resident screening process. The mortgage and insurance are current; however, real estate taxes are delinquent. The investment general partner will continue to work with the operating general partner to ensure that the taxes are paid. The operating general partner's operating deficit guaranty is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2011, the operating general partner of Cypress Pointe LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 21, 2011. The sales price of the property was $3,320,000, which included the outstanding mortgage balance of approximately $2,438,528 and cash proceeds to the investment partnership of $181,310. Of the total proceeds received by the investment partnership, $45,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of approximately $121,310 were returned to cash reserves held by Series 17. Of which, $25,000 is set aside for 6 months from the date of sale to provide for any liabilities that may arise in accordance with the agreement to sell the property. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In September 2011, the investment partnership received its share of the Operating Partnership's cash account in the amount of $12,836, which was returned to the cash reserves held by Series 17. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $109,146 as of September 30, 2011.

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

Series 18

As of September 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 18 reflects a net loss from Operating Partnerships of $(609,345) and $(528,565), respectively, which includes depreciation and amortization of $941,997 and $862,976, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. The Battle Creek economy continued to be weak in 2010, which negatively impacted occupancy at the property. Through December 2010, average physical occupancy was 76% and the property was not able to breakeven. However, occupancy did improve slightly at year-end 2010 to 85%. Through August of 2011, the property has operated above breakeven. As of September 2011, the property was 94% occupied, with a 93% average occupancy for the year. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. Should the property's physical occupancy remain stable with above breakeven operations through December 31, 2011, the investment general partner will cease reporting for Lakeview Meadows II subsequent to December 31, 2011.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2010 due to low occupancy and high operating expenses. During 2010, occupancy averaged 84% for the year. The property is now under new management and occupancy has increased throughout 2011, and reached 100% in July 2011. As of October 2011 occupancy is 95%. Despite the improvement in occupancy, the property continues to operate below breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2006, and the increased vacancy along with high operating expenses has caused below breakeven operations. In 2010, management hired a new on-site manager to aid in stabilizing operations, and refocused its marketing efforts outside the local area. However, resident issues caused occupancy at the property to further decline. Average occupancy at the end of the year 2010 was 84%. Through the third quarter of 2011, average occupancy was 88%, and as of September 2011, the property was 92% occupied. The property continues to operate below breakeven, despite the recent increase in occupancy. Management is considering changing the name of the property in the hopes of improving the reputation of the site and attracting a better pool of applicants. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. Occupancy remained strong in the third quarter of 2011, with September occupancy ending at 94%. However, the property continued to operate below breakeven in the third quarter because of high administrative and maintenance expenses as well as a court ordered special assessment fee. Administrative expenses were high as a result of costly legal fees associated with the delinquent mortgage. Additionally, administrative and maintenance expenses were high as money was spent on advertising the property and turning the units for incoming residents. Management continues to run advertisements in the local newspaper and to utilize signs in front of the property displaying rents to drive-by traffic as the property is on a main road. The on-site manager continues to run a strong resident retention program to reduce turnover costs. The program includes various social functions as well as a resident referral program and newsletter. The investment general partner conducted a site visit at the end of the third quarter 2011 to assess the property's physical condition and meet with management to discuss operations. Overall, the property was found to be in adequate physical condition. During the site visit, the investment general partner discovered that the maintenance expenses associated with turnover continue to be high as the residents fail to report maintenance issues. In the fourth quarter 2011, the investment general partner intends to advise management to conduct more thorough monthly unit inspections to prevent major issues and educate residents on the importance of reporting work orders. The property's insurance payments are current but the real estate taxes and mortgage are delinquent. The local tax authority has issued a tax certificate for the delinquent taxes which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale. The operating general partner paid the 2010 real estate taxes in the first quarter of 2011 and anticipates paying the 2011 real estate taxes by December 31, 2011 and the 2009 real estate taxes in the beginning of 2012, which is within the allotted three year deadline before the property could face a tax sale. In addition to the delinquent taxes, the mortgage is delinquent as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender's attention on the property. The operating general partner was attempting to force the lender to reconsider their previous decision to reject any workout plan. In the third quarter 2010, the lender initiated foreclosure proceedings. During the proceedings, the operating general partner argued that a foreclosure would terminate the Operating Partnership's Land Use Restriction Agreement and do a disservice to the community by eliminating the stipulation that the property remain affordable. This approach was successful in delaying foreclosure as the court issued a denial of the lender's motion to appoint a receiver on September 20, 2010. During the second quarter of 2011, the operating general partner discussed with the investment limited partner whether the Operating Partnership should declare bankruptcy in order to delay a foreclosure and to maintain control of the property. The investment general partner advised the operating general partner not to file for bankruptcy. However, on June 6, 2011 Bear Creek of Naples, Ltd. filed for Chapter 11 bankruptcy. Authority to do so was vested solely with the operating general partner; the investment limited partner did not consent to this action. The court ordered a monthly "special assessments" payment of $20,000 to the lender starting in July 2011. There was a bankruptcy hearing and meeting of creditors on September 15, 2011. On December 13, 2011, there will be another hearing with regard to a motion to reach an agreement on the appraised value of the property. Once the value is determined, the new monthly payment of principal and interest can be calculated. The investment general partner will continue to monitor the process. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2010, occupancy averaged 82%, and the property continued to operate below breakeven. Through the third quarter of 2011, occupancy increased to 84%, but the property continues to operate below breakeven. The property has experienced significant collection issues due to the current tenant profile and the nature of eviction laws in the State of New Jersey. According to management, evictions can take up to 6 months to fully process in the State of New Jersey. The operating general partner continues to fund operating deficits as needed. The first mortgage matured in July 2009. Mortgage payments were made during the negotiating period, to keep the loan current. The operating general partner renegotiated the original loan effective April 30, 2010. This loan modification resulted in decreased interest and reduced monthly payments. The loan was extended three years and matures on March 27, 2013. This new loan alleviated some of the property's deficit, as it nearly broke even in 2010. The real estate taxes and insurance payments are all current through September 2011. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin's L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2011, the operating general partner of Parvin's Limited Partnership approved an agreement to sell the property to a non-affiliated entity and the transaction is scheduled to close in December 2011. The sales price for the property is $900,000, which includes the outstanding mortgage balance of approximately $302,715 and estimated cash proceeds to the investment partnership of $450,000. Of the estimated proceeds to be received by the investment partnership, $435,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of approximately $10,000 will be returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at the property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow and withdrawals to finance capital expenditures have resulted in an underfunding of the replacement reserve escrow. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest in the property. The property is operating under a Servicing Workout Plan approved by Rural Development on September 28, 2009. The Plan aims to fully fund the replacement reserve escrow, pay down accounts payable, and increase occupancy. Average occupancy in 2010 was 82%, and the property operated at breakeven. Through the third quarter of 2011, average occupancy has improved to 94%. As of August 2011 the property was 90% occupied and is operating above breakeven. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Humboldt I, LP. The mortgage, taxes, and insurance are current.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property is operating under a Servicing Workout Plan approved by Rural Development on March 3, 2009, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes with the hopes of improving the reputation of the property. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. Occupancy averaged 76% in 2010 and the property operated slightly below breakeven. Through the third quarter of 2011, occupancy averaged 80%. The property was 79% occupied as of September 2011 and continues to operate slightly below breakeven. Accounts payable remain high in 2011, and have increased from 2010. Continued below breakeven operations have hindered the operating general partner's ability to pay down these expenses. The investment general partner will continue to work closely with the operating general partner until occupancy improves and operations stabilize. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 19

As of September 30, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 19 reflects a net loss from Operating Partnerships of $(392,897) and $(219,003), respectively, which includes depreciation and amortization of $451,829 and $646,193, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project located in Carrollton, Missouri. The property has historically operated below breakeven, due to insufficient rental rates and low occupancy, resulting from few job opportunities in the property's rural location. The property also suffers from high operating expenses, specifically utilities. Over the past six years the City of Carrollton has dramatically increased water and sewer rates to cover the repair of water lines. Water and sewer rates have increased over 300% from 2005 levels. In 2010, the average annual occupancy was 99%. Occupancy has remained consistently high through the third quarter of 2011, averaging 98%. Despite high occupancy, the property has continued to operate below breakeven. To alleviate the pressure on cash flow, the lender agreed to make the mortgage a cash flow only mortgage in 2004. This has allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current. Operating deficits continue to be funded through operating general partner contributions. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of September 30, 2011. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project in Rainsville, Alabama. The property operated below breakeven in 2009 with an average occupancy of 89%. Occupancy improved in 2010, averaging 95% for the year, but the property still operated below breakeven. For the three quarters of 2011, operations improved to just above breakeven with average occupancy of 89%. In the third quarter of 2011, occupancy improved to an average of 96%, but the property operated below breakeven for the quarter. In order to improve occupancy and increase traffic at the property, management has been advertising in the local newspaper as well as posting fliers throughout the immediate area. These methods have helped improve occupancy at the property from an average of 89% in the second quarter of 2011 to an average of 96% in the third quarter. A new site manager was also hired in the second quarter of 2011, and regional management reports that she is doing a good job and is proving to be very effective at collecting current and delinquent rents. In addition to the improved occupancy, Rural Development approved a $10 rent increase effective January 1, 2011. This rent increase along with high occupancy should help to improve the property's operations. The investment general partner will continue to work with the operating general partner to maintain above breakeven operations in 2011. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2009 and 2010, despite averaging 92% occupancy, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy in 2011 is averaging 88%, with operations remaining below breakeven status. Move-outs continue due to the struggling local economy. The main reason for residents moving out is that they cannot afford to pay the rent or eviction for non-payment. Rental rates remain insufficient to cover expenses. The operating general partner along with management has increased the size of their advertisement in the For Rent Magazine, enhanced online advertising, and temporarily reduced rents and value priced selected one and two bedroom apartments in order to improve occupancy. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage maturity date of August 2014. The property's mortgage, real estate taxes and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Meadows of Southgate L.D.H.A., Limited Partnership, is an 83-unit elderly property located in Southgate, Michigan. During the third quarter of 2011 the property continued to operate below breakeven largely due to an ongoing occupancy challenge and weak rental market. As of September 2011, the property was 54% occupied, with an annual average occupancy of 52%. The management agent, an affiliate of the operating general partner, remains focused on improving occupancy through an aggressive applicant outreach and marketing initiatives as well as expanded leasing office hours of operation. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2010, the operating general partner of Vistas Associates LP approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 31, 2011. The sales price for the property was $8,450,000, which included the outstanding mortgage balances of approximately $4,575,943 and cash proceeds to the investment partnership of $2,750,000. Of the proceeds received by the investment partnership, $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $2,710,000 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In March 2011, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $722,500 which was returned to the cash reserves held by Series 19. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $3,432,500 as of March 31, 2011. In August 2011, the investment partnership received its final cash distribution from the Operating Partnership's remaining cash totaling $99,450, which was returned to the cash reserves held by Series 19. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $99,450 as of September 30, 2011.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 14, 2011	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2011	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 14, 2011	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal