Form 10-Q
period 2011-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2012-02-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2011

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2011

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
FOR THE QUARTER ENDED DECEMBER 31, 2011

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

Recent Accounting Changes 69

Item 3. Quantitative and Qualitative Disclosures about market risk 70

Item 4. Controls and Procedures 70

Part II Other Information 71

Item 1. Legal Proceedings 71

Item 1A. Risk Factors 71

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 71

Item 3. Defaults Upon Senior Securities 71

Item 4. Mine Safety Disclosures 71

Item 5. Other Information 71

Item 6. Exhibits 71

SIGNATURES 72

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 5,413,804	$ 5,463,659
Other assets	14,400	75,938
	$ 5,428,204	$ 5,539,597

LIABILITIES

Accounts payable & accrued expenses	$ 169,046	$ 112,546
Accounts payable affiliates (Note C)	24,929,312	24,721,709
Capital contributions payable	91,360	93,144
	25,189,718	24,927,399

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,994,302 outstanding	(17,708,621)	(17,338,646)
General Partner	(2,052,893)	(2,049,156)
	(19,761,514)	(19,387,802)
	$ 5,428,204	$ 5,539,597

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 587,432	$ 299,446
Other assets	-	69,038
	$ 587,432	$ 368,484

LIABILITIES

Accounts payable & accrued expenses	$ 48,746	$ 38,746
Accounts payable affiliates (Note C)	4,100,883	4,071,131
Capital contributions payable	-	-
	4,149,629	4,109,877

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and outstanding	(3,204,386)	(3,381,790)
General Partner	(357,811)	(359,603)
	(3,562,197)	(3,741,393)
	$ 587,432	$ 368,484

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 504,579	$ 416,806
Other assets	-	2,500
	$ 504,579	$ 419,306

LIABILITIES

Accounts payable & accrued expenses	$ 44,000	$ 12,500
Accounts payable affiliates (Note C)	8,544,254	8,404,538
Capital contributions payable	50,008	51,792
	8,638,262	8,468,830

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,427,602 outstanding	(7,585,737)	(7,502,420)
General Partner	(547,946)	(547,104)

	(8,133,683)	(8,049,524)
	$ 504,579	$ 419,306

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 367,485	$ 328,413
Other assets	4,400	4,400
	$ 371,885	$ 332,813

LIABILITIES

Accounts payable & accrued expenses	$ 63,500	$ 48,500
Accounts payable affiliates (Note C)	6,927,657	6,931,537
Capital contributions payable	22,798	22,798
	7,013,955	7,002,835

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and outstanding	(6,154,872)	(6,182,544)
General Partner	(487,198)	(487,478)
	(6,642,070)	(6,670,022)
	$ 371,885	$ 332,813

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 111,074	$ 293,045
Other assets	10,000	-
	$ 121,074	$ 293,045

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	5,356,518	5,314,503
Capital contributions payable	18,554	18,554
	5,375,072	5,333,057

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,891,230)	(4,679,384)
General Partner	(362,768)	(360,628)
	(5,253,998)	(5,040,012)
	$ 121,074	$ 293,045

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	December 31, 2011	March 31, 2011
ASSETS

Cash and cash equivalents	$ 3,843,234	$ 4,125,949
Other assets	-	-
	$ 3,843,234	$ 4,125,949

LIABILITIES

Accounts payable & accrued expenses	$ 12,800	$ 12,800
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	12,800	12,800

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	4,127,604	4,407,492
General Partner	(297,170)	(294,343)
	3,830,434	4,113,149
	$ 3,843,234	$ 4,125,949

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$ 6,499	$ 4,843
Other income	2,226	25,000
	8,725	29,843

Share of Income from Operating Partnerships(Note D)	352,550	286,820

Expenses
Professional fees	9,630	7,113
Fund management fee, net (Note C)	246,200	332,215
General and administrative expenses	39,606	50,555
	295,436	389,883

NET INCOME (LOSS)	$ 65,839	$ (73,220)

Net income (loss) allocated to limited assignees	$ 65,180	$ (72,488)

Net income (loss) allocated to general partner	$ 659	$ (732)

Net income (loss) per BAC	$ .00	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 15

	2011	2010

Income
Interest income	$ 375	$ 603
Other income	49	-
	424	603

Share of Income from Operating Partnerships(Note D)	325,050	78,000

Expenses
Professional fees	1,898	591
Fund management fee, net (Note C)	16,353	29,280
General and administrative expenses	7,826	13,833
	26,077	43,704

NET INCOME (LOSS)	$ 299,397	$ 34,899

Net income (loss) allocated to limited assignees	$ 296,403	$ 34,550

Net income (loss) allocated to general partner	$ 2,994	$ 349

Net income (loss) per BAC	$ .08	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2011	2010

Income
Interest income	$ 444	$ 696
Other income	5	-
	449	696

Share of Income from Operating Partnerships(Note D)	-	54,920

Expenses
Professional fees	2,036	517
Fund management fee, net (Note C)	76,074	110,561
General and administrative expenses	9,781	11,675
	87,891	122,753

NET INCOME (LOSS)	$ (87,442)	$ (67,137)

Net income (loss) allocated to limited assignees	$ (86,568)	$ (66,466)

Net income (loss) allocated to general partner	$ (874)	$ (671)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2011	2010

Income
Interest income	$ 363	$ 1,729
Other income	692	-
	1,055	1,729

Share of Income from Operating Partnerships(Note D)	27,500	153,900

Expenses
Professional fees	1,965	545
Fund management fee, net (Note C)	56,290	84,308
General and administrative expenses	8,409	9,815
	66,664	94,668

NET INCOME (LOSS)	$ (38,109)	$ 60,961

Net income (loss) allocated to limited assignees	$ (37,728)	$ 60,351

Net income (loss) allocated to general partner	$ (381)	$ 610

Net income (loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 18

	2011	2010

Income
Interest income	$ 68	$ 488
Other income	1,215	25,000
	1,283	25,488

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,848	206
Fund management fee, net (Note C)	65,733	62,118
General and administrative expenses	6,871	7,918
	74,452	70,242

NET INCOME (LOSS)	$ (73,169)	$ (44,754)

Net income (loss) allocated to limited assignees	$ (72,437)	$ (44,306)

Net income (loss) allocated to general partner	$ (732)	$ (448)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2011	2010

Income
Interest income	$ 5,249	$ 1,327
Other income	265	-
	5,514	1,327

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	1,883	5,254
Fund management fee, net (Note C)	31,750	45,948
General and administrative expenses	6,719	7,314
	40,352	58,516

NET INCOME (LOSS)	$ (34,838)	$ (57,189)

Net income (loss) allocated to limited assignees	$ (34,490)	$ (56,617)

Net income (loss) allocated to general partner	$ (348)	$ (572)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$ 21,060	$ 17,108
Other income	28,450	96,694
	49,510	113,802

Share of Income from Operating Partnerships(Note D)	800,440	2,636,120

Expenses
Professional fees	153,808	161,017
Fund management fee, net (Note C)	727,934	944,460
General and administrative expenses	80,090	92,408
	961,832	1,197,885

NET INCOME (LOSS)	$ (111,882)	$ 1,552,037

Net income (loss) allocated to limited assignees	$ (110,763)	$ 1,536,518

Net income (loss) allocated to general partner	$ (1,119)	$ 15,519

Net income (loss) per BAC	$ (.01)	$ .07

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2011	2010

Income
Interest income	$ 1,182	$ 1,796
Other income	1,318	2,313
	2,500	4,109

Share of Income from Operating Partnerships(Note D)	325,050	78,000

Expenses
Professional fees	34,627	34,622
Fund management fee, net (Note C)	98,566	128,263
General and administrative expenses	15,161	23,409
	148,354	186,294

NET INCOME (LOSS)	$ 179,196	$ (104,185)

Net income (loss) allocated to limited assignees	$ 177,404	$ (103,143)

Net income (loss) allocated to general partner	$ 1,792	$ (1,042)

Net income (loss) per BAC	$ .05	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2011	2010

Income
Interest income	$ 1,501	$ 2,771
Other income	2,024	3,906
	3,525	6,677

Share of Income from Operating Partnerships(Note D)	148,294	187,025

Expenses
Professional fees	37,971	37,341
Fund management fee, net (Note C)	179,316	315,374
General and administrative expenses	18,691	21,241
	235,978	373,956

NET INCOME (LOSS)	$ (84,159)	$ (180,254)

Net income (loss) allocated to limited assignees	$ (83,317)	$ (178,451)

Net income (loss) allocated to general partner	$ (842)	$ (1,803)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2011	2010

Income
Interest income	$ 1,361	$ 4,430
Other income	14,309	11,561
	15,670	15,991

Share of Income from Operating Partnerships(Note D)	227,646	856,715

Expenses
Professional fees	32,980	33,672
Fund management fee, net (Note C)	165,093	234,636
General and administrative expenses	17,291	18,354
	215,364	286,662

NET INCOME (LOSS)	$ 27,952	$ 586,044

Net income (loss) allocated to limited assignees	$ 27,672	$ 580,184

Net income (loss) allocated to general partner	$ 280	$ 5,860

Net income (loss) per BAC	$ .01	$ .12

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2011	2010

Income
Interest Income	$ 534	$ 1,927
Other income	10,485	27,276
	11,019	29,203

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	25,549	25,498
Fund management fee, net (Note C)	185,196	161,971
General and administrative expenses	14,260	14,722
	225,005	202,191

NET INCOME (LOSS)	$ (213,986)	$ (172,988)

Net income (loss) allocated to limited assignees	$ (211,846)	$ (171,258)

Net income (loss) allocated to general partner	$ (2,140)	$ (1,730)

Net income (loss) per BAC	$ (.06)	$ (.05)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2011	2010

Income
Interest income	$ 16,482	$ 6,184
Other income	314	51,638
	16,796	57,822

Share of Income from Operating Partnerships(Note D)	99,450	1,514,380

Expenses
Professional fees	22,681	29,884
Fund management fee, net (Note C)	99,763	104,216
General and administrative expenses	14,687	14,682
	137,131	148,782

NET INCOME (LOSS)	$ (20,885)	$ 1,423,420

Net income (loss) allocated to limited assignees	$ (20,676)	$ 1,409,186

Net income (loss) allocated to general partner	$ (209)	$ 14,234

Net income (loss) per BAC	$ (.01)	$ .35

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$(17,338,646)	$ (2,049,156)	$(19,387,802)

Distributions	(259,212)	(2,618)	(261,830)

Net income (loss)	(110,763)	(1,119)	(111,882)

Partners' capital (deficit), December 31, 2011	$(17,708,621)	$ (2,052,893)	$(19,761,514)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2011	$ (3,381,790)	$ (359,603)	$ (3,741,393)

Distributions	-	-	-

Net income (loss)	177,404	1,792	179,196

Partners' capital (deficit), December 31, 2011	$ (3,204,386)	$ (357,811)	$ (3,562,197)

Series 16
Partners' capital (deficit) April 1, 2011	$ (7,502,420)	$ (547,104)	$ (8,049,524)

Distributions	-	-	-

Net income (loss)	(83,317)	(842)	(84,159)

Partners' capital (deficit), December 31, 2011	$ (7,585,737)	$ (547,946)	$ (8,133,683)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2011	$ (6,182,544)	$ (487,478)	$ (6,670,022)

Distributions	-	-	-

Net income (loss)	27,672	280	27,952

Partners' capital (deficit), December 31, 2011	$ (6,154,872)	$ (487,198)	$ (6,642,070)

Series 18
Partners' capital (deficit) April 1, 2011	$ (4,679,384)	$ (360,628)	$ (5,040,012)

Distributions	-	-	-

Net income (loss)	(211,846)	(2,140)	(213,986)

Partners' capital (deficit), December 31, 2011	$ (4,891,230)	$ (362,768)	$ (5,253,998)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2011	$ 4,407,492	$ (294,343)	$ 4,113,149

Distributions	(259,212)	(2,618)	(261,830)

Net income (loss)	(20,676)	(209)	(20,885)

Partners' capital (deficit), December 31, 2011	$ 4,127,604	$ (297,170)	$ 3,830,434

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (111,882)	$ 1,552,037
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(800,440)	(2,636,120)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	56,500	3,300
Decrease (Increase) in other assets	61,538	(22,100)
(Decrease) Increase in accounts payable affiliates	207,603	680,508

Net cash (used in) provided by operating activities	(586,681)	(422,375)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	798,656	2,636,120

Net cash provided by investing activities	798,656	2,636,120

Cash flows from financing activities:

Distributions	(261,830)	(1,500,000)

Net cash used in financing activities	(261,830)	(1,500,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,855)	713,745

Cash and cash equivalents, beginning	5,463,659	2,049,777

Cash and cash equivalents, ending	$ 5,413,804	$ 2,763,522

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ 179,196	$ (104,185)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	(325,050)	(78,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,000	(20,100)
Decrease (Increase) in other assets	69,038	1,100
(Decrease) Increase in accounts payable affiliates	29,752	135,229

Net cash (used in) provided by operating activities	(37,064)	(65,956)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	325,050	78,000

Net cash provided by investing activities	325,050	78,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	287,986	12,044

Cash and cash equivalents, beginning	299,446	278,978

Cash and cash equivalents, ending	$ 587,432	$ 291,022

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (84,159)	$ (180,254)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income)from Operating Partnerships	(148,294)	(187,025)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	31,500	5,000
Decrease (Increase) in other assets	2,500	-
(Decrease) Increase in accounts payable affiliates	139,716	148,519

Net cash (used in) provided by operating activities	(58,737)	(213,760)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	146,510	187,025

Net cash provided by investing activities	146,510	187,025

Cash flows from financing activities:
	-	-
Distributions

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	87,773	(26,735)

Cash and cash equivalents, beginning	416,806	416,557

Cash and cash equivalents, ending	$ 504,579	$ 389,822

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ 27,952	$ 586,044
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(227,646)	(856,715)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	36,000
Decrease (Increase) in other assets	-	(23,200)
(Decrease) Increase in accounts payable affiliates	(3,880)	290,956

Net cash (used in) provided by operating activities	(188,574)	33,085

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	227,646	856,715

Net cash provided by investing activities	227,646	856,715

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,072	889,800

Cash and cash equivalents, beginning	328,413	199,038

Cash and cash equivalents, ending	$ 367,485	$ 1,088,838

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (213,986)	$ (172,988)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,000
Decrease (Increase) in other assets	(10,000)	-
(Decrease) Increase in accounts payable affiliates	42,015	105,804

Net cash (used in) provided by operating activities	(181,971)	(60,184)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,971)	(60,184)

Cash and cash equivalents, beginning	293,045	347,309

Cash and cash equivalents, ending	$ 111,074	$ 287,125

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2011	2010
Cash flows from operating activities:

Net Income (Loss)	$ (20,885)	$ 1,423,420
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (Income) from Operating Partnerships	(99,450)	(1,514,380)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(24,600)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(120,335)	(115,560)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	99,450	1,514,380

Net cash provided by investing activities	99,450	1,514,380

Cash flows from financing activities:

Distributions	(261,830)	(1,500,000)

Net cash used in financing activities	(261,830)	(1,500,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(282,715)	(101,180)

Cash and cash equivalents, beginning	4,125,949	807,895

Cash and cash equivalents, ending	$ 3,843,234	$ 706,715

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2011

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of December 31, 2011 5,427,602 BACs in Series 16 are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2011 and for the nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2011

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended December 31, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ 46,983	$ 57,030
Series 16	77,025	115,311
Series 17	76,410	93,536
Series 18	66,783	66,783
Series 19	38,250	47,634
	$305,451	$380,294

The fund management fees paid for the three months ended December 31, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ -	$ -
Series 16	-	-
Series 17	-	2,500
Series 18	-	-
Series 19	38,250	47,634
	$ 38,250	$ 50,134

The fund management fees paid for the nine months ended December 31, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ 125,000	$ 50,000
Series 16	130,000	200,000
Series 17	245,000	2,500
Series 18	-	100,000
Series 19	114,750	142,902
	$ 614,750	$ 495,402

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2011 and 2010, the Fund had limited partnership interests in 135 and 157 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2011 and 2010 is as follows:

	2011	2010
Series 15	30	38
Series 16	38	44
Series 17	27	33
Series 18	24	24
Series 19	16	18
	135	157

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2011 and 2010 are as follows:

	2011	2010
Series 15	$ -	$ -
Series 16	50,008	51,792
Series 17	22,798	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 91,360	$ 93,144

During the nine months ended December 31, 2011 the Fund disposed of seventeen Operating Partnerships and received additional proceeds from one Operating Partnership disposed of in the prior year. A summary of the dispositions by Series for December 31, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	5	1	$325,050	$325,050
Series 16	5	-	146,510	148,294
Series 17	4	1	227,646	227,646
Series 18	-	-	-	-
Series 19	1	-	99,450	99,450

Total	15	2	$798,656	$800,440

* Fund proceeds from disposition does not include the following amount which was due to a writeoff of capital contribution payable of $1,784 for Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2011.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2011	2010

Revenues
Rental	$ 24,391,466	$ 29,535,632
Interest and other	832,050	1,014,914

	25,223,516	30,550,546

Expenses
Interest	4,149,543	5,342,334
Depreciation and amortization	6,586,246	7,913,404
Operating expenses	17,516,035	21,025,396
	28,251,824	34,281,134

NET LOSS	$(3,028,308)	$(3,730,588)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(2,998,024)	$(3,693,282)

Net loss allocated to other Partners	$ (30,284)	$ (37,306)

* Amounts include $2,998,024 and $3,693,282 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2011	2010

Revenues
Rental	$ 4,397,416	$ 5,037,500
Interest and other	83,887	136,291

	4,481,303	5,173,791

Expenses
Interest	684,373	878,477
Depreciation and amortization	1,171,193	1,340,405
Operating expenses	3,207,385	3,688,740
	5,062,951	5,907,622

NET LOSS	$ (581,648)	$ (733,831)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (575,832)	$ (726,493)

Net loss allocated to other Partners	$ (5,816)	$ (7,338)

* Amounts include $575,832 and $726,493 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2011	2010

Revenues
Rental	$ 6,602,152	$ 8,444,979
Interest and other	228,396	218,543

	6,830,548	8,663,522

Expenses
Interest	1,069,396	1,412,703
Depreciation and amortization	1,818,669	2,164,646
Operating expenses	4,586,972	5,942,302
	7,475,037	9,519,651

NET LOSS	$ (644,489)	$ (856,129)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (638,044)	$ (847,568)

Net loss allocated to other Partners	$ (6,445)	$ (8,561)

* Amounts include $638,044 and $847,568 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2011	2010

Revenues
Rental	$ 6,443,794	$ 8,182,673
Interest and other	179,070	232,292

	6,622,864	8,414,965

Expenses
Interest	1,037,326	1,483,804
Depreciation and amortization	1,557,317	2,194,539
Operating expenses	4,525,702	5,764,447
	7,120,345	9,442,790

NET LOSS	$ (497,481)	$(1,027,825)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (492,505)	$(1,017,546)

Net loss allocated to other Partners	$ (4,976)	$ (10,279)

* Amounts include $492,505 and $1,017,546 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2011	2010

Revenues
Rental	$ 4,480,877	$ 4,350,889
Interest and other	250,647	276,609

	4,731,524	4,627,498

Expenses
Interest	823,207	826,405
Depreciation and amortization	1,369,551	1,245,953
Operating expenses	3,340,734	3,327,020
	5,533,492	5,399,378

NET LOSS	$ (801,968)	$ (771,880)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (793,948)	$ (764,161)

Net loss allocated to other Partners	$ (8,020)	$ (7,719)

* Amounts include $793,948 and $764,161 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2011	2010

Revenues
Rental	$ 2,467,227	$ 3,519,591
Interest and other	90,050	151,179

	2,557,277	3,670,770

Expenses
Interest	535,241	740,945
Depreciation and amortization	669,516	967,861
Operating expenses	1,855,242	2,302,887
	3,059,999	4,011,693

NET LOSS	$ (502,722)	$ (340,923)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (497,695)	$ (337,514)

Net loss allocated to other Partners	$ (5,027)	$ (3,409)

* Amounts include $497,695 and $337,514 for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
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

NOTE G - SUBSEQUENT EVENT

The Fund has entered into an agreement to sell the interest in one Operating Partnership. The estimated sale price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for the Operating Partnership is $450,000. There is no gain or loss expected to be recognized in the fourth quarter of fiscal year end 2012 in connection with this sale.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2011 were $305,451 and total fund management fees accrued as of December 31, 2011 were $24,293,950. During the three and the nine months ended December 31, 2011, $38,250 and $614,750 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2011, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2011 there were no advances, however a payment in the amount of $158,334 was paid by Series 18. Below is a summary, by series, of the total advances made to date.
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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 38 of the Operating Partnerships.

During the quarter ended December 31, 2011, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2011.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 26 of the Operating Partnerships.

During the quarter ended December 31, 2011, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of December 31, 2011. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 22 of the Operating Partnerships.

During the quarter ended December 31, 2011, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of December 31, 2011. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 10 of the Operating Partnerships.

During the quarter ended December 31, 2011, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2011. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 10 of the Operating Partnerships.

During the quarter ended December 31, 2011, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2011.

Results of Operations

As of December 31, 2011 and 2010, the Fund held limited partnership interests in 135 and 157 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2011 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 46,983	$ 30,630	$ 16,353
Series 16	77,025	951	76,074
Series 17	76,410	20,120	56,290
Series 18	66,783	1,050	65,733
Series 19	38,250	6,500	31,750
	$305,451	$ 59,251	$246,200
	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 15	$154,752	$ 56,186	$ 98,566
Series 16	269,716	90,400	179,316
Series 17	241,120	76,027	165,093
Series 18	200,349	15,153	185,196
Series 19	114,750	14,987	99,763
	$980,687	$252,753	$727,934

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 30 properties December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 15 reflects a net loss from Operating Partnerships of $(581,648) and $(733,831), respectively, which includes depreciation and amortization of $1,171,193 and $1,340,405, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to rent these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2010, occupancy averaged 65%, up 8% from 2009 levels. Through December 2011, the property averaged 54% occupancy and is operating slightly below breakeven. The property operated at breakeven in 2010 by controlling operating expenses and has continued to minimize operating expenses in 2011 by completing a majority of work orders and property maintenance issues in-house. The operating general partner continues to fund operating deficits as needed. When necessary, the Operating Partnership has accrued management fees, all of which are due to the operating general partner, in order to fund operating deficits. In February 2011, the property experienced a common area fire on the second floor of the apartment complex. All displaced tenants relocated temporarily to live with family or moved into vacant units at the property. As of October 14, 2011, all displaced residents had moved back to the property. The cost of the fire damage is estimated to be approximately $200,000 and will be covered entirely by insurance proceeds. Repairs were completed and all units were on line by mid-November 2011. On November 12, 2011, another fire occurred at the property, resulting from a grease fire in a resident's kitchen. One apartment was a total loss and another suffered smoke and water damage. Management is awaiting the results of three separate repair estimates, as required by Rural Development. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% in both 2011 and 2010. The property operated at about breakeven in 2011 and 2010 due to tightly controlled operating expenses. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. The mortgage payments, taxes, insurance, and accounts payable are current as of December 31, 2011. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. It is unlikely that any proceeds will be available to the investment limited partners from the disposition of the property or partnership.

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

In October 2011, the investment general partner transferred its interest in Autumnwood LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,187,795 and cash proceeds to the investment partnership of $128,000. Of the total proceeds received, $6,924 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $116,076 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $116,076 as of December 31, 2011.

In October 2011, the investment general partner transferred its interest in Brunswick LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $739,986 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $3,321 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $68,479 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $68,479 as of December 31, 2011.

In October 2011, the investment general partner transferred its interest in Lebanon II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $855,578 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $16,305 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,495 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $55,495 as of December 31, 2011.

In December 2011, the investment general partner transferred its interest in Weedpatch Investment Group, CA LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,857,960 and cash proceeds to the investment partnership of $90,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $85,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $85,000 as of December 31, 2011.

Series 16

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 38 properties at December 30, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 16 reflects a net loss from Operating Partnerships of $(644,489) and $(856,129), respectively, which includes depreciation and amortization of $1,818,669 and $2,164,646, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit Low Income Housing Tax Credit family property located in Blairsville, GA. Due to weak and declining economic conditions, which began in 2009 and have continued through 2011, many employers have closed or significantly reduced employee hours. As a result of a large portion of the tenant base being composed of hourly-wage employees, the number of move-outs and evictions has increased. Management reported that residents who are no longer able to afford rent continue to move back in with friends or family. In addition, other tenants requiring greater personal care have transferred to nursing home facilities, causing occupancy to decline further. Due to the property's rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered. With these programs in place, occupancy improved in the first quarter of 2011, averaging 86%, from a prior year annual average of 81%. Occupancy declined steadily throughout the second quarter of 2011, reaching a low of 63% in June 2011, before improving slightly in the third quarter, reaching 71% in September 2011. Occupancy remained stagnant in the fourth quarter, ending December 2011 at 71%. The investment general partner will continue to work with management in an effort to stabilize operations in 2012. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. The property is suffering from a weak rental market. Occupancy at the end of the fourth quarter of 2011 was 95%; however, low rental rates in the area continue to prevent the property from achieving breakeven operations. The operating general partner's operating deficit guarantee is unlimited in time and amount and he continues to fund operating deficits when necessary. The mortgage, taxes, insurance, and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Joiner Elderly, Limited Partnership (Joiner Manor) is a 25-unit development in Joiner, AR. Occupancy averaged 81% and 79% in 2010 and 2011 respectively. While operations were below breakeven in 2009, they rebounded to above breakeven in 2010 and 2011 despite the low occupancy levels. Occupancy hit a low of 56% in January 2011, but steadily improved to 100% as of December 2011. The management company increased advertising in the local paper and distributed fliers to combat the low occupancy. Management scaled back on incentives in the fourth quarter of 2011, and is currently offering reduced rates on units with no rental assistance. Management confirmed that the property received approval from the Arkansas Development Finance Authority and Rural Development in April 2011 to convert the property from senior tenancy to family. Management began advertising the tenancy change at the end of April 2011, and reported that the increase in occupancy at the property is largely due to this tenancy change. In addition to the increase in occupancy, Rural Development approved a $15 rent increase effective January 1, 2011, which also helped to improve operations at the property. Management confirmed that another rent increase of $20 was approved by Rural Development and will go into effect on January 1, 2012. The investment limited partner will continue to work with the operating general partner to find ways to improve operations. The real estate taxes, mortgage and insurance are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Joiner Elderly. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. Through the fourth quarter of 2011, the property operated above breakeven due to improved occupancy and controlled expenses. The property was 90% occupied as of December 31, 2011 and averaged 91% occupancy for the year. The operating general partner attributes increased occupancy to an improved local economy. The higher maintenance expenses associated with high unit turnover in late 2010 have been mitigated by the improved occupancy levels. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. Since the property's occupancy remained stable with above breakeven operations through December 31, 2011, the investment general partner will cease reporting for Greenfield Properties, LP subsequent to December 31, 2011.

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

Meadows of Southgate L.D.H.A., LP (Meadows of Southgate) is an 83-unit elderly property located in Southgate, Michigan. During the fourth quarter of 2011 the property continued to operate below breakeven largely due to ongoing occupancy challenges and a weak rental market. As of December 2011, the property was 53% occupied, with an annual average occupancy of 57%. The management agent, an affiliate of the operating general partner, continues to focus on improving occupancy through curb appeal enhancements, new marketing initiatives, and expanded leasing office hours of operation. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 17

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 27 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 17 reflects a net loss from Operating Partnerships of $(497,481) and $(1,027,825), respectively, which includes depreciation and amortization of $1,557,317 and $2,194,539, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property operated below breakeven through the fourth quarter of 2011 due to low rental rates and a high interest rate on the debt. The property was 93% occupied as of December 31, 2011. Management has proposed rent increases in its 2012 budget to partially offset high debt service and they are awaiting approval of the budget by the operating general partner. As of the end of the fourth quarter of 2011, the mortgage and insurance payments are current. Real estate taxes are delinquent. On October 11, 2011, the lender issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment limited partner issued a letter to the operating general partner stating that they are in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the insurance payment issue has been resolved and the operating general partner has submitted a payment plan to the lender to address the remaining default issues. The operating general partner is awaiting the lender's decision regarding the plan. The investment limited partner will continue to stress to the operating general partner that all taxes must be paid when due and all reserves must be fully funded. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (of which 20 are tax credit units) property located in West Bath, Maine. The property operated below breakeven through the fourth quarter of 2011 due to low occupancy, high maintenance expenses, and a high interest rate on the debt. The property was 75% occupied as of December 31, 2011 as it continues to be challenged by its poor condition, the lack of available rent-ready units, and its isolated location. Management indicated that the closing of the nearby Brunswick Naval Air Station in May 2011 has affected occupancy through subsequent high local unemployment and relocation of some tenants. Higher maintenance expenses are related to management's efforts to turn over additional units. Though still high, bad debt has improved since 2010. Management is working to improve collections and the initial resident screening process. As of the end of the fourth quarter of 2011, the mortgage and insurance payments are current. Real estate taxes are delinquent. On October 11, 2011, the lender issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment limited partner issued a letter to the operating general partner stating that they are in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the insurance payment issue has been resolved and the operating general partner has submitted a payment plan to the lender to address the remaining default issues. The operating general partner is awaiting the lender's decision regarding the plan. The investment limited partner will continue to stress to the operating general partner that all taxes must be paid when due and all reserves must be fully funded. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership

In June 2011, the investment general partner transferred its interest in Park Place II, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,284,456 and cash proceeds to the investment partnership of $23,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $18,000 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a RRN with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,000 as of June 30, 2011.

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

In September 2008, the operating general partner of Crofton Associates I, Limited Partnership approved an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 21, 2010. The sales price for the property was $823,333 which includes the outstanding mortgage balance of approximately $746,333 and cash proceeds to the investment partnership of $73,150. Of the total proceeds received by the investment partnership, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $65,650 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,650 as of December 31, 2010.

In September 2008, the operating general partner of Hickman Associates II, Limited Partnership approved an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 7, 2010. The sales price for the property was $556,597, which included the outstanding mortgage balance of approximately $495,597 and cash proceeds to the investment partnership of $57,950. Of the total proceeds received by the investment partnership, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $50,450 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $50,450 as of December 31, 2010.

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

In November 2011, the investment general partner transferred its interest in Midland Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $763,796 and cash proceeds to the investment partnership of $55,000. Of the total proceeds received, $20,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $27,500 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $27,500 as of December 31, 2011.

Series 18

As of December 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 18 reflects a net loss from Operating Partnerships of $(801,968) and $(771,880), respectively, which includes depreciation and amortization of $1,369,551 and $1,245,953, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. Through December 31 of 2011, the property continues to operate above breakeven. As of December 2011, the property was 95% occupied, with a 94% average occupancy for the year. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. Should the property's occupancy remain stable with above breakeven operations through December 31, 2011, the investment general partner will cease reporting for Lakeview Meadows II subsequent to December 31, 2011.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2010 due to low occupancy of 84% and high operating expenses. Occupancy increased throughout 2011 and ended the year at 93%, largely due to the efforts of a new management team. Despite the improvement in occupancy, the property continues to operate below breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2006, and the increased vacancy along with high operating expenses has caused below breakeven operations. In 2010, management hired a new on-site manager to aid in stabilizing operations, and refocused its marketing efforts outside the local area. However, resident issues caused occupancy at the property to further decline. Average occupancy for 2010 was 84%. Through the fourth quarter of 2011, average occupancy improved slightly to 88%. However, the property continued to operate below breakeven. Management is considering changing the name of the property in the hopes of improving the reputation of the site and attracting a better pool of applicants. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. Occupancy remained strong in the fourth quarter of 2011, with December occupancy ending at 93%. However, the property continued to operate below breakeven through the fourth quarter because of high administrative, maintenance, and real estate tax expenses as well as a court ordered special assessment fee. Administrative expenses were high as a result of costly legal fees associated with the delinquent mortgage. Additionally, administrative and maintenance expenses were high as money was spent on advertising the property and turning the units for incoming residents. Management continues to run advertisements in the local newspaper and to utilize signs in front of the property displaying rents to drive-by traffic as the property is on a main road. The on-site manager continues to run a strong resident retention program to reduce turnover costs. The program includes various social functions as well as a resident referral program and newsletter. The property's insurance payments are current but the real estate taxes and mortgage are delinquent. The local tax authority has issued a tax certificate for the delinquent taxes, which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale. The operating general partner paid the 2010 real estate taxes in the first quarter of 2011, paid the 2011 real estate taxes in November 2011 and anticipates paying the 2009 real estate taxes in early 2012, which is within the allotted three year deadline before the property could face a tax sale. In addition to the delinquent 2009 taxes, the mortgage is delinquent as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender's attention on the property. The operating general partner was attempting to force the lender to reconsider their previous decision to reject any workout plan. In the third quarter 2010, the lender initiated foreclosure proceedings. During the proceedings, the operating general partner argued that a foreclosure would terminate the Operating Partnership's Land Use Restriction Agreement and do a disservice to the community by eliminating the stipulation that the property remain affordable. This strategy was successful in delaying foreclosure as the court issued a denial of the lender's motion to appoint a receiver on September 20, 2010. During the second quarter of 2011, the operating general partner discussed with the investment limited partner whether the Operating Partnership should declare bankruptcy in order to delay a foreclosure and to maintain control of the property. The investment general partner advised the operating general partner not to file for bankruptcy. However, on June 6, 2011 Bear Creek of Naples, Ltd. filed for Chapter 11 bankruptcy. Authority to do so was vested solely with the operating general partner; the investment limited partner did not consent to this action. The court ordered a monthly "special assessment" payment of $20,000 to the lender starting in July 2011. There was a bankruptcy hearing and meeting of creditors on September 15, 2011. On December 13, 2011, there was another hearing with regard to a motion to reach an agreement on the appraised value of the property. This hearing is scheduled to resume in late March 2012. Once the value is determined, a new monthly payment of principal and interest will be calculated. Additionally, once a value is determined, the investment limited partner can attempt to value and sell its interests in the Operating Partnership. The investment general partner will continue to monitor the process. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Parvin's L.P. (Parvin's Branch Townhouses) is a 24-unit family property located in Vineland, New Jersey. In 2010, occupancy averaged 82%, and the property continued to operate below breakeven. In 2011, occupancy increased to 83%, but the property continues to operate below breakeven. The property has experienced significant collection issues due to the current tenant profile and the nature of eviction laws in the State of New Jersey. According to management, evictions can take up to 6 months to fully process in the State of New Jersey. The operating general partner continues to fund operating deficits as needed. The first mortgage matured in July 2009. Mortgage payments were made during the negotiating period, to keep the loan current. The operating general partner renegotiated the original loan effective April 30, 2010. This loan modification resulted in decreased interest and reduced monthly payments. The loan was extended three years and matures on March 27, 2013. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Parvin's L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2011, the operating general partner of Parvin's Limited Partnership approved an agreement to sell the property to a non-affiliated entity and the transaction was scheduled to close in December 2011 but was extended to January 31, 2012. The sales price for the property is $900,000, which includes the outstanding mortgage balance of approximately $302,715 and estimated cash proceeds to the investment partnership of $450,000. Of the estimated proceeds to be received by the investment partnership, $445,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. No proceeds will be returned to cash reserves held by Series 18.

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

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at the property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow and withdrawals to finance capital expenditures have resulted in an underfunding of the replacement reserve escrow. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest in the property. The property is operating under a Servicing Workout Plan approved by Rural Development on September 28, 2009. The Plan aims to fully fund the replacement reserve escrow, pay down accounts payable, and increase occupancy. Average occupancy in 2010 was 82%, and the property operated at breakeven. Through the fourth quarter of 2011, average occupancy was 92%. As of December 2011 the property was 100% occupied and was operating above breakeven. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Humboldt I, LP. The mortgage, taxes, and insurance are current.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property is operating under a Servicing Workout Plan approved by Rural Development on March 3, 2009, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes with the hopes of improving the reputation of the property. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. Occupancy averaged 76% in 2010 and the property operated slightly below breakeven. Through the fourth quarter of 2011, occupancy averaged 83%. The property was 88% occupied as of December 2011 and continued to operate slightly below breakeven. Accounts payable remain high in 2011, and have increased from 2010. Continued below breakeven operations have hindered the operating general partner's ability to pay down these expenses. The investment general partner intents to continue to work closely with the operating general partner until occupancy improves and operations stabilize. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 19

As of December 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 19 reflects a net loss from Operating Partnerships of $(502,722) and $(340,923), respectively, which includes depreciation and amortization of $669,516 and $967,861, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project located in Carrollton, Missouri. The property has historically operated below breakeven, due to low rental rates. The property also suffers from high operating expenses, specifically utilities. Over the past six years the City of Carrollton has dramatically increased water and sewer rates to cover the repair of water lines. Water and sewer rates have increased over 300% from 2005 levels. In 2010, the average annual occupancy was 99%. Occupancy remained consistently high through the fourth quarter of 2011, averaging 99%. Despite high occupancy, the property has continued to operate below breakeven. To alleviate the pressure on cash flow, the lender agreed to make the mortgage a cash flow only mortgage in 2004. This has allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. The real estate taxes, mortgage and insurance are all current. Operating deficits continue to be funded through operating general partner contributions. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Forest Associates Limited (Sharon Apartments) is a 24-unit apartment complex for families located in Forest, OH. The operating general partner passed away in the second quarter of 2007 and his widow assumed the operating general partner responsibilities. During 2008, communication with the new operating general partner became extremely difficult. The operations declined and the property operated below breakeven for 2008 with occupancy ending at 63% for December 2008. During the first quarter of 2009, the investment general partner learned that the current management company's contract had been terminated as of December 31, 2008. In addition, Rural Development accelerated the note and started foreclosure proceedings. Although the operating general partner appealed, the appeal was denied. The investment general partner learned of these developments from the real estate broker engaged by the operating general partner. The affiliated management company of a potential replacement operating general partner was placed on-site by Rural Development during May 2009. The potential operating general partner had been interested in acquiring the operating general partner and investment general partner interests, but attempts by the potential operating general partner to develop a workout plan failed and Rural Development foreclosed on the property on September 16, 2011. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Forest Associates. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership was recorded as of December 31, 2011.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of December 31, 2011. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project in Rainsville, Alabama. Occupancy averaged 95% and 91% in 2010 and 2011 respectively. The property operated below breakeven in each of those years. In order to improve occupancy and increase traffic at the property, management has been advertising in the local newspaper as well as posting fliers throughout the immediate area. A new site manager was hired in the second quarter of 2011, and regional management reports that she continues to do a good job and is proving to be very effective at collecting current and delinquent rents. To assist in improving property operations, Rural Development approved a $10 rent increase effective January 1, 2011, with another rent increase of $15 approved to begin January 1, 2012. The rent increase along with a rise in occupancy should help to improve property operations. The investment limited partner intends to continue to work with the operating general partner to bring operations back above breakeven in 2012. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. In 2009 and 2010, despite averaging 92% occupancy, the property operated below breakeven. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy in 2011 averaged 91% for the year, with operations remaining below breakeven status. Move-outs continue due to the struggling local economy. The main reason for residents moving out is that they cannot afford to pay the rent or eviction for non-payment. Rental rates remain insufficient to cover expenses. The operating general partner along with management continues to advertise in For Rent Magazine, online, and has temporarily reduced selected one and two bedroom rents in order to improve occupancy. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage maturity date of August 2014. Most recently, the operating general partner contacted the lender to see if they could modify the loan terms during the winter months by delaying payment requirements to a later date. Unfortunately, the lender has not been responsive to the request. The property's mortgage, real estate taxes and insurance payments are all current through December, 2011. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 14, 2012	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2012	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 14, 2012	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal