Form 10-K
period 2012-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2012-06-29
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2012 or

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

FOR THE YEAR ENDED MARCH 31, 2012

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

A Registration Statement on Form S-11 and the related prospectus,(together with each subsequently filed prospectus, the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 2012, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Offering of the Fund.

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

As of March 31, 2012 the Fund had invested in 30 Operating Partnerships on behalf of Series 15, 38 Operating Partnerships on behalf of Series 16, 27 Operating Partnerships on behalf of Series 17, 23 Operating Partnerships on behalf of Series 18 and 16 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

The Fund has acquired a limited partnership interest in 134 Operating Partnerships in five series, identified in the table set forth below. In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
April Gardens Apts. III	Las Piedras, PR	32	$1,385,274	09/92	05/93	100%	$279,823

Barton Village Apartments	Arlington, GA	18	480,084	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	934,543	07/92	07/92	100%	199,420

Bridlewood Terrace	Horse Cave, KY	24	732,576	01/94	01/95	100%	167,679

Calexico Senior Apts.	Calexico, CA	38	1,817,383	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	690,279	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,202,724	10/92	09/93	100%	247,599

Deerfield Commons	Crewe, VA	39	1,159,705	04/92	06/92	100%	242,430

East Park Apts. I	Dilworth, MN	24	420,770	06/94	01/94	100%	406,100

Graham Village Apts.	Graham, NC	50	986,756	10/94	06/95	100%	919,461

Greenwood Village	Fort Gaines, GA	24	630,588	08/92	05/93	100%	131,268

Hadley's Lake Apts.	East Machias, ME	18	982,563	09/92	01/93	100%	291,400

Hammond Heights Apts.	Westernport, MD	35	1,399,262	07/92	02/93	100%	327,944

Harvest Point Apts.	Madison, SD	30	1,130,183	03/95	12/94	100%	268,760

Lakeside Apts.	Lake Village, AR	32	1,146,822	08/94	08/95	100%	282,004

Laurelwood Apartments, Phase II	Winnsboro, SC	32	1,007,711	03/92	02/92	100%	229,986

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Livingston Plaza	Livingston, TX	24	$623,769	12/92	11/93	100%	$176,534

Manning Lane Apts.	Manning, SC	42	1,384,366	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville,GA	18	520,288	08/92	12/92	100%	114,200

Meadow View Apts.	Grantsville, MD	36	1,397,461	05/92	02/93	100%	291,322

North Trail Apts.	Arkansas City, KS	24	764,192	09/94	12/94	100%	194,118

Payson Senior Center Apts.	Payson, AZ	39	1,405,314	08/92	08/92	100%	365,755

Ridgeview Apartments	Brainerd, MN	24	816,954	03/92	01/92	100%	165,434

Rio Mimbres II Apts	Deming, NM	24	729,871	04/92	04/92	100%	149,811

Shenandoah Village	Shenandoah, PA	34	1,384,872	08/92	02/93	100%	317,136

Sunset Sq. Apts.	Scottsboro, AL	24	694,113	09/92	08/92	100%	143,900

University Meadows	Detroit, MI	53	2,325,073	06/92	12/92	100%	1,676,750

Village Woods	Healdton, OK	24	649,963	08/94	12/94	100%	173,616

Villas Del Mar	Urb.Corales de Hatillo, PR	32	1,388,316	08/92	08/92	100%	307,200

Whitewater Village Apts.	Ideal, GA	18	494,523	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Bernice Villa Apts.	Bernice, LA	32	$794,601	05/93	10/93	100%	$200,476

Canterfield Manor	Denmark, SC	20	721,874	11/92	01/93	100%	175,959

Carriage Park Village	Westville, OK	24	631,686	02/93	07/93	100%	144,714

Cumberland Woods Apts.	Middlesboro, KY	40	1,364,531	12/93	10/94	100%	412,700

Fairmeadow Apts.	Latta, SC	24	825,989	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	969,380	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	696,211	12/92	09/93	100%	162,397

Greenfield Properties	Greenfield, MO	20	493,210	01/93	05/93	100%	126,046

Harmony House Apts.	Galax, VA	40	1,351,180	11/92	07/93	100%	285,588

Holly Tree Manor	Holly Hill, SC	24	832,291	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	911,056	11/93	04/94	100%	246,722

Joiner Manor	Joiner, AR	25	696,945	01/93	06/93	100%	149,670

Landview Manor	Bentonia, MS	28	789,590	07/93	02/94	100%	190,109

Laurel Ridge Apts.	Idabel, OK	52	1,278,142	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	814,864	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,222,066	09/92	03/93	100%	274,750

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Meadows of Southgate	Southgate, MI	83	$1,849,050	07/93	05/94	100%	$1,716,000

Mendota Village Apts	Mendota, CA	44	1,845,396	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,219,350	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	880,969	02/93	10/93	100%	221,626

Oak Forest Apts.	Eastman, GA	41	1,089,805	12/92	10/93	100%	251,269

Parkwoods Apts.	Anson, ME	24	1,203,421	12/92	09/93	100%	320,206

Plantation Manor	Tchula, MS	28	768,415	07/93	12/93	100%	195,030

Ransom St. Apartments	Blowing Rock, NC	13	485,305	12/93	11/94	100%	100,249

Simmesport Square Apts.	Simmesport, LA	32	823,892	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	736,861	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	885,513	05/93	09/93	100%	206,086

Stony Ground Villas	St. Croix, VI	22	1,328,052	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	636,036	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	719,440	12/92	09/94	100%	151,154

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Tan Yard Branch Apts. II	Blairsville, GA	25	$705,295	12/92	07/94	100%	$144,304

The Woodlands	Tupper Lake, NY	18	884,410	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,498,412	12/92	08/93	100%	376,535

Turtle Creek Apts.	Monticello, AR	27	796,839	05/93	10/93	100%	185,392

Vista Linda Apartments	Sabana Grande, PR	50	2,384,347	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	924,908	05/93	05/93	100%	231,741

Willcox Senior Apts.	Willcox, AZ	30	1,034,020	01/93	06/93	100%	268,747

Woods Landing Apts.	Damascus, VA	40	1,349,499	12/92	09/93	100%	286,171

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Annadale Apartments	Fresno, CA	222	$15,472,819	01/96	06/90	100%	$1,108,873

Briarwood Apartments	Clio, SC	24	837,892	12/93	08/94	100%	211,133

Briarwood Apartments of DeKalb	DeKalb, IL	48	687,289	10/93	06/94	100%	1,041,834

Briarwood Village	Buena Vista, GA	38	1,066,028	10/93	05/94	100%	252,700

Cairo Senior Housing	Cairo, NY	24	1,008,358	05/93	04/93	100%	201,711

Deerwood Village Apts	Adrian, GA	20	598,962	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,099,382	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,028,847	07/93	05/93	100%	189,364

Glenridge Apartments	Bullhead City, AZ	52	1,929,953	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	820,537	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,103,908	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,603,457	05/93	04/94	100%	2,980,421

Hill Estates, II	Bladenboro, NC	24	948,031	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	631,025	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,009,855	11/93	08/94	100%	304,556

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Jonestown Manor Apts.	Jonestown, MS	28	$817,339	12/93	12/94	100%	$243,605

Largo Ctr. Apartments	Largo, MD	100	3,628,584	03/93	06/94	100%	2,753,475

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	821,339	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,286,573	11/93	03/94	100%	439,277

Pinehurst Senior Apts.	Farwell, MI	24	746,842	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	815,706	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	1,924,003	12/93	12/94	100%	909,231

Soledad Senior Apts.	Soledad, CA	40	1,807,583	10/93	01/94	100%	407,894

Waynesburg House Apts.	Waynesburg, PA	34	1,405,054	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,248,828	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,487,486	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	732,401	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Bear Creek Apartments	Naples, FL	118	$4,625,800	03/94	04/95	100%	$3,586,687

Briarwood Apartments	Humbolt, IA	20	674,886	08/94	04/95	100%	162,536

California Apartments	San Joaquin, CA	42	1,696,268	03/94	12/94	100%	519,100

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,282,667	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	793,478	01/94	01/95	100%	214,824

Harris Music Building	West Palm Beach, FL	38	1,464,971	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield, CA	60	890,616	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,359,314	08/93	05/94	100%	1,029,000

Leesville Elderly Apts.	Leesville, LA	54	1,976,718	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,101,398	07/94	09/94	100%	595,439

Marengo Park Apts.	Marengo, IA	24	701,925	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	454,619	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,398,507	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	1,480,209	06/94	12/94	100%	644,175

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Newton Plaza Apts.	Newton, IA	24	$761,596	11/93	09/94	100%	$166,441

Oakhaven Apartments	Ripley, MS	24	453,475	01/94	07/94	100%	116,860

Peach Tree Apartments	Felton, DE	32	1,388,530	01/94	07/93	100%	206,100

Pepperton Villas	Jackson, GA	29	812,559	01/94	06/94	100%	222,762

Rio Grande Apartments	Eagle Pass, TX	100	1,861,506	06/94	05/94	100%	666,840

Vista Loma Apartments	Bullhead City, AZ	41	1,516,840	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	1,550,213	07/94	09/94	100%	625,691

Westminster Meadow	Grand Rapids, MI	64	1,753,190	12/93	11/94	100%	1,378,000

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance As of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con Paid Thru 3/31/12
Callaway Villa	Holt's Summit, MO	48	$869,343	06/94	12/94	100%	$1,181,010

Carrollton Villa	Carrollton, MO	48	1,322,464	06/94	03/95	100%	1,121,758

Clarke School	Newport, RI	56	2,282,667	12/94	12/94	100%	1,153,719

Coopers Crossing	Irving, TX	93	2,902,266	06/96	12/95	100%	2,145,000

Hebbronville Senior	Hebbronville, TX	20	480,321	12/93	04/94	100%	82,592

Jefferson Square	Denver, CO	64	1,963,200	05/94	08/95	100%	1,715,351

Lone Star Senior	Lone Star, TX	24	566,795	12/93	05/94	100%	138,740

Mansura Villa II Apartments	Mansura, LA	32	899,698	05/94	08/95	100%	227,910

Martindale Apts.	Martindale, TX	24	619,411	12/93	01/94	100%	154,790

Munford Village	Munford, AL	24	753,719	10/93	04/94	100%	165,800

Northpoint Commons	Kansas City, MO	158	3,595,266	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	612,473	12/93	10/94	100%	124,704

Prospect Villa III Apartments	Hollister, CA	30	1,646,921	03/95	05/95	100%	499,104

Sherwood Knoll	Rainsville, AL	24	731,658	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	887,197	01/94	11/95	100%	223,029

Village North I	Independence, KS	24	794,339	06/94	12/94	100%	190,471

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

As of March 31, 2012 the Fund has 12,933 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,397 investors holding 3,870,500 BACs, Series 16 consists of 3,311 investors holding 5,429,402 BACs, Series 17 consists of 2,837 investors holding 5,000,000 BACs, Series 18 consists of 2,056 investors holding 3,616,200 BACs, and Series 19 consists of 2,332 investors holding 4,080,000 BACs at March 31, 2012.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2012.

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

During the year ended March 31, 2012, the Fund made a return of equity distribution to the Series 19 BAC holders in the amount of $261,830. The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2012 were $1,280,366, and total fund management fees accrued as of March 31, 2012 were $23,715,718. During the year ended March 31, 2012 the Fund paid fees of $1,492,661 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2012, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2012, 38 of the properties have been disposed of and 30 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2012, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2012, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2012, 26 of the properties have been disposed of and 38 remain. The Fund had completed payment of all installments of its capital contributions to 63 of the 64 Operating Partnerships. Series 16 has $50,008 in capital contributions that remain to be paid to 1 Operating Partnership. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreements.

(Series 17). The Fund commenced offering BACs in Series 17 on January 24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2012, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2012, 22 of the properties have been disposed of and 27 remain. The Fund had completed payments of all installments of its capital contributions to 46 of the 49 Operating Partnerships. Series 17 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,798 as of March 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18). The Fund commenced offering BACs in Series 18 on June 17,1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2012, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205. As of March 31, 2012, 11 of the properties have been disposed of and 23 remain. The Fund had completed payments of all installments of its capital contributions to 32 of the 34 Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2012, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485. As of March 31, 2012, 10 of the properties have been disposed of and 16 remain. The Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2012 and 2011, was $541,340 and $1,200,472, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $1,856,626 and $(206,305), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 15 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) for series 15 was $133,226 and $(105,519), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to rent these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property’s continued low occupancy is attributed to this competition. Management advertises the property in Lake Village’s local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities. In 2011, occupancy averaged 53%, down from 61% in 2010. The property generated an $18,715 deficit in 2011, which was primarily funded by accruing management fees and management payroll due to an affiliate of the operating general partner. The operating general partner has historically funded operating deficits in this manner. Through March 2012, the property is averaging 47% occupancy and is operating below breakeven. In February 2011, the property experienced a common area fire on the second floor of the apartment complex. All displaced tenants relocated temporarily to live with family or moved into vacant units at the property. All displaced residents moved back to the property by October 2011. The cost to repair the fire damage was approximately $160,000 and was covered entirely by insurance proceeds. Repairs were completed by mid-November 2011. On November 12, 2011, another fire occurred at the property, which started as a grease fire in a resident’s kitchen. One apartment was a total loss, and another suffered smoke and water damage. One resident had their lease terminated, and the other resident was moved into a vacant unit. Management is awaiting the results of three separate repair estimates, as required by Rural Development. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% in both 2011 and 2010. For the quarter ended March 31, 2012, average occupancy improved slightly to 64%. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite operating expenses that are tightly controlled and below the state’s average, the property operated below breakeven for the quarter ended March 31, 2012 and in 2011. Operating deficits were funded primarily by withdrawals from the replacement reserve. The property operated at about breakeven in 2010. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of March 31, 2012. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. It is unlikely that any proceeds will be available to the investment limited partners from the disposition of the property or partnership.

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

In April 2011, the operating general partner of Showboat Manor LDHA entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on July 7, 2011. The sales price of the property was $818,348, which included the outstanding mortgage balance of approximately $772,998 and cash proceeds to the investment partnership of $11,000. Of the total proceeds received by the investment partnership, $6,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There are no remaining proceeds from the sale to be returned to cash reserves held by Series 15. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2011.

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

(Series 16). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 38 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(838,708) and $(1,307,518), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 16 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012, and 2011, the net income (loss) for series 16 was $(166,198) and $(271,999), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Woodlands Apartments Limited Partnership (Woodlands Apartments) is an 18-unit elderly property located in Tupper Lake, New York. The property operated below breakeven in 2011 primarily due to low occupancy, marketing, and turnover costs. Through the first quarter of 2012 occupancy has averaged 94% and the property is again operating above breakeven. All taxes, mortgage, and insurance payments are current. The invesment general partner intends to continue to monitor the property until it achieves consecutive quarters of above breakeven operations. On August 31, 2009, the 15-year low income housing tax credit compliance period expired for Woodlands Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit Low Income Housing Tax Credit family property located in Blairsville, GA. Due to weak and declining economic conditions, which began in 2009 and have continued through the first quarter of 2012, many employers have either closed or significantly reduced employee hours. As a result of a large portion of the tenant base being composed of hourly-wage employees, evictions and move outs have increased. Management reported that residents who are no longer able to afford rent continue to move back in with friends or family. In addition, other tenants requiring greater personal care have transferred to nursing home facilities, causing occupancy to decline further. Due to the property’s rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered. Despite these efforts, occupancy declined steadily throughout 2011, for an annual average of 76% compared to 81% in 2010. Occupancy remained stagnant in the first quarter of 2012, ending March 2012 at 79%. The investment general partner intends to continue to work with management in an effort to stabilize operations in 2012. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. Occupancy at the end of the first quarter of 2012 was 100%. Although expenses remain below the state averages for the investment limited partnership’s portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property’s taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2011 due to cash flow shortfalls. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender has commenced foreclosure proceedings. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. A foreclosure sale occurring in 2012 would not result in any recapture or penalties because the property is beyond the compliance period.

In August 2011, the investment general partner transferred its interest in Sable Chase of McDonough to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $3,077,178 and cash proceeds to the investment partnership of $150,000. Of the total proceeds received, $63,990 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $17,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $68,510 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $68,510 as of September 30, 2011.

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

Joiner Elderly, Limited Partnership (Joiner Manor) is a 25-unit development in Joiner, AR. Occupancy was at a low of 56% in January and February 2011, but reached 100% by December 2011, averaging 79% for 2011. The property received approval from the Arkansas Development Finance Authority and Rural Development in April 2011 to convert the property from senior to family tenancy. Management increased advertising in the local paper and distributed fliers to promote the change, and reported a steady increase in occupancy for the remainder of the year. In addition to the increase in occupancy, Rural Development approved a $15 rent increase effective January 1, 2011, which also helped to improve operations at the property. Management scaled back on leasing incentives in the fourth quarter of 2011 to keep revenue strong, but is currently offering reduced rates on units with no rental assistance. The property operated above breakeven for the year. An additional rent increase of $20 was approved by Rural Development and went into effect on January 1, 2012. The real estate taxes, mortgage and insurance are all current. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to Joiner Elderly. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. Through the first quarter of 2012, the property continues to operate below breakeven. The property was 85% occupied as of March 31, 2012 and averaged 87% for the year. Low average occupancy and high operating expenses continued to be an issue on performance. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2011, the investment general partner transferred its interest in Haynes House Associates II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,853,800 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No remaining proceeds were returned to cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2011.

In August 2011, the investment general partner transferred its interest in Cedar Trace L.D.H.A. LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $471,680 and cash proceeds to the investment partnership of $1,500. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2011.

Meadows of Southgate L.D.H.A., LP (Meadows of Southgate) is an 83-unit elderly property located in Southgate, Michigan. During the first quarter of 2012 the property continued to operate below breakeven largely due to ongoing occupancy challenges and a weak rental market. As of March 2012, the property was 54% occupied and it averaged 58% occupancy in 2011. The management agent, an affiliate of the operating general partner, continues to focus on improving occupancy through curb appeal enhancements, new marketing initiatives, and expanded leasing office hours of operation. The investment general partner intends to continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

(Series 17). As of March 31, 2012 and 2011, the average Qualified Occupancy for the Series was 100%. The series had a total of 27 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $250,150 and $1,145,271, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 17 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) for series 17 was $(25,508) and $457,716, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property operated below breakeven through the fourth quarter of 2011 due to low rental rates and a high interest rate on the debt. The property was 97% occupied as of March 31, 2012. Management has proposed rent increases in its 2012 budget to partially offset high debt service and they are awaiting approval of the budget by the operating general partner. As of the end of the first quarter of 2012, the mortgage is current, but insurance and real estate taxes are delinquent. On October 11, 2011, the lender issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner’s operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the insurance payment issue has been resolved and the operating general partner has submitted a payment plan to the lender to address the remaining default issues. The operating general partner is awaiting the lender’s decision regarding the plan. There has been no word as to the lender’s decision as of the end of the first quarter 2012. The investment general partner intends to continue to stress to the operating general partner that all taxes must be paid when due and all reserves must be fully funded. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (of which 20 are tax credit units) property located in West Bath, Maine. The property operated below breakeven through the fourth quarter of 2011 due to low occupancy, high maintenance expenses, and a high interest rate on the debt. The property was 77% occupied as of March 31, 2012 as it continues to be challenged by its poor condition, the lack of available rent-ready units, and its isolated location. Management indicated that the closing of the nearby Brunswick Naval Air Station in May 2011 has affected occupancy through subsequent high local unemployment and relocation of some tenants. Higher maintenance expenses are related to management’s efforts to turn over additional units. Though still high, bad debt improved significantly in 2011, falling 54% through December 31, 2011. Management is working to improve collections and the initial resident screening process. As of the end of the first quarter of 2012, mortgage payments are current, but real estate taxes and insurance are delinquent. On October 11, 2011, the lender issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner’s operating deficit guaranty is unlimited in time and amount. The operating general partner submitted a payment plan to the Maine State Housing Authority during the fourth quarter of 2011 to address these default issues; however, we are not aware of any decisions by the lender as of the end of the first quarter 2012. The operating general partner is awaiting the lender’s decision regarding the plan. The investment general partner intends to continue to stress to the operating general partner that all taxes must be paid when due and all reserves must be fully funded. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2011, the operating general partner of Cypress Pointe LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 21, 2011. The sales price of the property was $3,320,000, which included the outstanding mortgage balance of approximately $2,438,528 and cash proceeds to the investment partnership of $181,310. Of the total proceeds received by the investment partnership, $45,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $20,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds of approximately $116,310 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In September 2011, the investment partnership received its share of the Operating Partnership’s cash account in the amount of $12,836, which was returned to the cash reserves held by Series 17. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $129,146 as of September 30, 2011.

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

(Series 18). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,437,190) and $(867,625), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 18 was $0. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) for series 18 was $169,974 and $(211,851), respectively. The major components of these amounts are the Fund's share of reporting fees from Operating Partnerships and the partnership management fee.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit, family property located in Ripley, Mississippi. The property operated below breakeven in 2011 due to low occupancy as it averaged 80% occupancy for the year. The continued struggle with vacancy is a direct reflection of economic conditions in Ripley, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising and they also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. At the end of the first quarter of 2012, occupancy was 83% with below breakeven operations. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. Through March 2012, the property was 95% occupied and was operating slightly above breakeven. The investment general partner will continue to monitor occupancy and operations. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2010 due to low occupancy of 84% and high operating expenses. Occupancy increased throughout 2011 and ended the year at 95%, largely due to the efforts of a new management team. Despite the improvement in occupancy, the property continues to operate below breakeven. As of March 30, 2012, occupancy remains at 95%. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2006, and the increased vacancy along with high operating expenses has caused below breakeven operations. In 2010, management hired a new on-site manager to aid in stabilizing operations, and refocused its marketing efforts outside the local area. Operations improved in 2011 due to increased occupancy and a decrease in operating expenses. The property averaged 88% occupancy for the year. Despite the improvement over the past year, the property should continue to be monitored as occupancy has decreased to 79% through the first quarter of 2012. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. Occupancy remained strong in the first quarter of 2012, with March occupancy ending at 95%. However, the property continued to operate below breakeven through the first quarter due to high administrative, maintenance, and real estate tax expenses as well as a court ordered special assessment fee. The property’s insurance payments are current but the real estate taxes are delinquent. The local tax authority has issued a tax certificate for the delinquent taxes, which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale. The operating general partner paid the 2010 real estate taxes in the first quarter of 2011, paid the 2011 real estate taxes in November 2011 and anticipates paying the 2009 real estate taxes in late 2012, which is within the allotted three year deadline before the property could face a tax sale. The 2012 taxes should be paid when due. The mortgage was also delinquent until a settlement was reached at the end of May 2012 as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender’s attention on the property. The operating general partner was attempting to force the lender to reconsider their previous decision to reject any workout plan. In the third quarter 2010, the lender initiated foreclosure proceedings. During the proceedings, the operating general partner argued that a foreclosure would terminate the Operating Partnership’s Land Use Restriction Agreement and do a disservice to the community by eliminating the stipulation that the property remain affordable. This strategy was successful in delaying foreclosure as the court issued a denial of the lender’s motion to appoint a receiver on September 20, 2010. During the second quarter of 2011, the operating general partner discussed with the investment general partner whether the Operating Partnership should declare bankruptcy in order to delay a foreclosure and to maintain control of the property. The investment general partner advised the operating general partner not to file for bankruptcy. However, on June 6, 2011 Bear Creek of Naples, Ltd. filed for Chapter 11 bankruptcy. Authority to do so was vested solely with the operating general partner; the investment limited partner did not consent to this action. The court ordered a monthly “special assessment” payment of $20,000 to the lender starting in July 2011 and continuing until a settlement was reached. In December 2011 and March 2012 there were hearings with regard to a motion to reach an agreement on the appraised value of the property. During the May 23, 2012 hearing, the property value and new monthly payment of principal and interest were determined. The operating general partner is now attempting to find a buyer to acquire the operating general partner and investment limited partner interest.  The investment general partner intends to continue to monitor the process. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2011, the operating general partner of Parvin’s Limited Partnership approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2012. The sales price for the property was $900,000, which included the outstanding mortgage balance of approximately $319,948 and cash proceeds to the investment partnership of $450,000. Of the proceeds received by the investment partnership, $445,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of March 31, 2012.

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

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at the property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow and withdrawals to finance capital expenditures have resulted in an underfunding of the replacement reserve escrow. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest in the property. The property is operating under a Servicing Workout Plan approved by Rural Development on March 1, 2011. The Plan aims to fully fund the replacement reserve escrow, pay down accounts payable, and increase occupancy. The Plan has helped as average occupancy in 2011 was 92%, and the property operated above breakeven. Through the first quarter of 2012, average occupancy is 93% and the property is generating cash. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Humboldt I, LP. The mortgage, taxes, and insurance are current.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property is operating under a Servicing Workout Plan approved by Rural Development on October 1, 2010, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues through expanded marketing efforts to improve occupancy. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes with the hopes of improving the reputation of the property. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as ‘for rent’ signs located on the property. Occupancy averaged 83% in 2011 and the property operated above breakeven. Through the first quarter of 2012, occupancy has averaged 85%. Accounts payable remain high through February of 2012 but are trending downward due to the recent cash flow. The investment general partner intends to work closely with the operating general partner until occupancy improves and operations stabilize. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

(Series 19). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2011 and 2010, the series, in total, generated $3,724,924 and $155,714, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 19 was $0. Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) for series 19 was $(39,453) and $4,848,054, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and partnership management fee.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project located in Carrollton, Missouri. The property has historically operated below breakeven, due to low rental rates. The property also suffers from high operating expenses, specifically utilities. Over the past six years the City of Carrollton has increased water and sewer rates significantly to cover the repair of water lines. Since 2005, water and sewer rates have increased over 300%. To alleviate the pressure on cash flow, in 2004, the lender agreed to make the mortgage cash flow only. This has allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. In 2011, the property operated above breakeven due to a decline in operating expenses. Utilities decreased after management discovered and repaired an underground water leak. Site staff wages were also reduced $5 and $2 per hour for the manager and maintenance technician, respectively. Operations have remained above breakeven through the first quarter of 2012. The average annual occupancy was 99% in 2011 and has remained stable in 2012, ending the first quarter at 100%. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite years of maintaining very strong occupancy, the property consistently operates below breakeven due to high expenses. Occupancy averaged 99% in 2011 and as of March 30, 2012 occupancy remained at 99%. Expenses are high mainly due to high maintenance costs as a result of physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,100,000 for repairs and operating deficits in addition to deferring its affiliated company’s property management fee. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project in Rainsville, Alabama. Occupancy averaged 95% and 91% in 2010 and 2011, respectively. As of March 30, 2012, occupancy was 92%. In order to improve occupancy and increase traffic at the property, management has been advertising in the local newspaper as well as posting fliers throughout the immediate area. A new site manager was hired in the second quarter of 2011, and regional management reports that she is very effective at collecting current and delinquent rents. To assist in improving property operations, Rural Development approved a $10 rent increase effective January 1, 2011. This caused 2011 revenue to improve by 9% despite the fact that occupancy decreased by 5%. Although operating expenses were well below state averages, they increased by 15% and the property continued to suffer a deficit in 2011. Rural Development approved an additional rent increase of $15 that began on January 1, 2012. The investment general partner intends to continue to work with the operating general partner to bring operations back above breakeven in 2012 by monitoring occupancy and operating expenses. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy in 2012 remains strong averaging 94%, with operations remaining below breakeven status. Move-outs continue due to the struggling local economy. The main reason for residents moving out is that they cannot afford to pay the rent or eviction for non-payment. In 2012, rental rates continue to remain insufficient to cover expenses. Management continues to advertise in For Rent Magazine, online, and has temporarily reduced selected one and two bedroom rents in order to improve occupancy. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage maturity date of August 2014. Most recently, the operating general partner contacted the lender to see if they could modify the loan terms during the winter months by delaying payment requirements to a later date. Unfortunately, the lender has not been responsive to the request. The property’s mortgage, real estate taxes and insurance payments are all current through December, 2011. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2010, the operating general partner of Vistas Associates LP approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 31, 2011. The sales price for the property was $8,450,000, which included the outstanding mortgage balances of approximately $4,575,943 and cash proceeds to the investment partnership of $2,750,000. Of the proceeds received by the investment partnership, $25,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $2,710,000 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In March 2011, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $722,500 which was returned to the cash reserves held by Series 19. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $3,432,500 as of March 31, 2011. In August 2011, the investment partnership received its final cash distribution from the Operating Partnership’s remaining cash totaling $99,450, which was returned to the cash reserves held by Series 19. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $99,450 as of September 30, 2011.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates III LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2012. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2012, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

	(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 63, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 50, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 65, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 48, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation's information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

(f)	Involvement in certain legal proceedings.

None.

(g)	Promoters and control persons.

None.

(h) and (i)	The Fund has no directors or executive officers and accordingly has no audit committee and no audit committee financial expert. The Fund is not a listed issuer as defined in Regulation 10A-3 promulgated under the Securities Exchange Act of 1934.

The general partner of the Fund, Boston Capital Associates III LP, has adopted a Code of Ethics which applies to the Principal Executive Officer and Principal Financial Officer of C&M Management, Inc. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to Marc N. Teal Boston Capital Corp. One Boston Place Boston, MA 02108.

Item 11.	Executive Compensation

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2012 fiscal year:

1.   An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2012 was $541,340.

2.   The Fund has reimbursed an affiliate of the general partner a total of $67,309 for amounts charged to operations during the year ended March 31, 2012. The reimbursement includes postage, printing, travel, and overhead allocations.

Item 12.		Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2012, 21,996,102 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Fund has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2012.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Transactions with Promoters and certain control persons.
Not applicable.

(d)	Independence.
The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2012 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$22,580	$24,805	$22,205	$17,405	$14,805

Audit Related Fees	-	-	-	-	-

Tax Fees	10,095	11,265	10,095	7,755	6,000

All Other Fees	1,820	380	380	380	1,780

Total	$34,495	$36,450	$32,680	$25,540	$22,585

Fees paid to the Fund’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$23,025	$24,825	$23,400	$18,000	$15,475

Audit Related Fees	-	-	-	-	-

Tax Fees	11,215	13,555	11,020	9,070	7,120

All Other Fees	2,800	-	-	-	2,800

Total	$37,040	$38,380	$34,420	$27,070	$25,395

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 and 2.    Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 -

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012 and 2011.

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2012 and 2011.

Statements of Cash Flows for the years ended March 31, 2012 and 2011.

Notes to Financial Statements March 31, 2012 and 2011

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
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund III, L.P. Annual Report on Form 10-K for the period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 29, 2012	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 29, 2012	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

June 29, 2012	/s/ Marc N. Teal	Chief Financial Officer
(Principal Financial
	Marc N. Teal	and Accounting Officer)
C&M Management Inc.;
Chief Financial Officer
(Principal Financial
and Accounting Officer)
BCTC III Assignor Corp.

