Form 10-Q
period 2012-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2012-08-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2012

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2012

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
FOR THE QUARTER ENDED JUNE 30, 2012

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

Note E Taxable Loss 37

Note F Income taxes 37

Note G Subsequent Event 37

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 38

Liquidity 38

Capital Resources 39

Results of Operations 40

principal accounting policies and estimates 58

Recent Accounting Changes 59

Item 3. Quantitative and Qualitative Disclosures about market risk 60

Item 4. Controls and Procedures 60

Part II Other Information 61

Item 1. Legal Proceedings 61

Item 1A. Risk Factors 61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 61

Item 3. Defaults Upon Senior Securities 61

Item 4. Mine Safety Disclosures 61

Item 5. Other Information 61

Item 6. Exhibits 61

SIGNATURES 62

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 4,908,727	$ 4,880,195
Other assets	14,400	14,400
	$ 4,923,127	$ 4,894,595

LIABILITIES

Accounts payable & accrued expenses	$ 34,046	$ 29,746
Accounts payable affiliates (Note C)	24,612,848	24,351,080
Capital contributions payable	91,360	91,360
	24,738,254	24,472,186

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,992,202 outstanding	(17,761,699)	(17,526,537)
General Partner	(2,053,428)	(2,051,054)
	(19,815,127)	(19,577,591)
	$ 4,923,127	$ 4,894,595

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 203,645	$ 198,803
Other assets	-	-
	$ 203,645	$ 198,803

LIABILITIES

Accounts payable & accrued expenses	$ 1,246	$ 1,246
Accounts payable affiliates (Note C)	3,850,565	3,805,724
Capital contributions payable	-	-
	3,851,811	3,806,970

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,869,900 outstanding	(3,289,495)	(3,249,896)
General Partner	(358,671)	(358,271)
	(3,648,166)	(3,608,167)
	$ 203,645	$ 198,803

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 365,782	$ 360,565
Other assets	-	-
	$ 365,782	$ 360,565

LIABILITIES

Accounts payable & accrued expenses	$ 5,000	$ 5,000
Accounts payable affiliates (Note C)	8,598,304	8,521,279
Capital contributions payable	50,008	50,008
	8,653,312	8,576,287

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,427,102 outstanding	(7,738,046)	(7,666,956)
General Partner	(549,484)	(548,766)

	(8,287,530)	(8,215,722)
	$ 365,782	$ 360,565

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 362,004	$ 344,436
Other assets	4,400	4,400
	$ 366,404	$ 348,836

LIABILITIES

Accounts payable & accrued expenses	$ 11,000	$ 18,500
Accounts payable affiliates (Note C)	7,078,479	7,003,068
Capital contributions payable	22,798	22,798
	7,112,277	7,044,366

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,999,000 outstanding	(6,257,637)	(6,207,797)
General Partner	(488,236)	(487,733)
	(6,745,873)	(6,695,530)
	$ 366,404	$ 348,836

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 170,874	$ 164,525
Other assets	10,000	10,000
	$ 180,874	$ 174,525

LIABILITIES

Accounts payable & accrued expenses	$ 5,000	$ 5,000
Accounts payable affiliates (Note C)	5,085,500	5,021,009
Capital contributions payable	18,554	18,554
	5,109,054	5,044,563

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,568,671)	(4,511,110)
General Partner	(359,509)	(358,928)
	(4,928,180)	(4,870,038)
	$ 180,874	$ 174,525

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 3,806,422	$ 3,811,866
Other assets	-	-
	$ 3,806,422	$ 3,811,866

LIABILITIES

Accounts payable & accrued expenses	$ 11,800	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	11,800	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	4,092,150	4,109,222
General Partner	(297,528)	(297,356)
	3,794,622	3,811,866
	$ 3,806,422	$ 3,811,866

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 5,425	$ 7,290
Other income	32,542	6,000
	37,967	13,290

Share of Income from Operating Partnerships(Note D)	-	249,099

Expenses
Professional fees	2,292	39,209
Fund management fee, net (Note C)	241,844	278,307
General and administrative expenses	31,367	21,238
	275,503	338,754

NET INCOME (LOSS)	$ (237,536)	$ (76,365)

Net income (loss) allocated to limited assignees	$ (235,162)	$ (75,602)

Net income (loss) allocated to general partner	$ (2,374)	$ (763)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 15

	2012	2011

Income
Interest income	$ 205	$ 423
Other income	856	413
	1,061	836

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	101	9,485
Fund management fee, net (Note C)	35,796	47,578
General and administrative expenses	5,163	3,601
	41,060	60,664

NET INCOME (LOSS)	$ (39,999)	$ (59,828)

Net income (loss) allocated to limited assignees	$ (39,599)	$ (59,230)

Net income (loss) allocated to general partner	$ (400)	$ (598)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2012	2011

Income
Interest income	$ 295	$ 522
Other income	1,091	692
	1,386	1,214

Share of Income from Operating Partnerships(Note D)	-	79,784

Expenses
Professional fees	479	9,012
Fund management fee, net (Note C)	66,768	98,295
General and administrative expenses	5,947	4,594
	73,194	111,901

NET INCOME (LOSS)	$ (71,808)	$ (30,903)

Net income (loss) allocated to limited assignees	$ (71,090)	$ (30,594)

Net income (loss) allocated to general partner	$ (718)	$ (309)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2012	2011

Income
Interest income	$ 260	$ 453
Other income	9,870	3,558
	10,130	4,011

Share of Income from Operating Partnerships(Note D)	-	169,315

Expenses
Professional fees	1,528	8,089
Fund management fee, net (Note C)	53,427	37,831
General and administrative expenses	5,518	4,908
	60,473	50,828

NET INCOME (LOSS)	$ (50,343)	$ 122,498

Net income (loss) allocated to limited assignees	$ (49,840)	$ 121,273

Net income (loss) allocated to general partner	$ (503)	$ 1,225

Net income (loss) per BAC	$ (.01)	$ .02

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 18

	2012	2011

Income
Interest income	$ 53	$ 280
Other income	11,000	1,337
	11,053	1,617

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	87	6,258
Fund management fee, net (Note C)	63,791	61,683
General and administrative expenses	5,317	3,923
	69,195	71,864

NET INCOME (LOSS)	$ (58,142)	$ (70,247)

Net income (loss) allocated to limited assignees	$ (57,561)	$ (69,545)

Net income (loss) allocated to general partner	$ (581)	$ (702)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2012	2011

Income
Interest income	$ 4,612	$ 5,612
Other income	9,725	-
	14,337	5,612

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	97	6,365
Fund management fee, net (Note C)	22,062	32,920
General and administrative expenses	9,422	4,212
	31,581	43,497

NET INCOME (LOSS)	$ (17,244)	$ (37,885)

Net income (loss) allocated to limited assignees	$ (17,072)	$ (37,506)

Net income (loss) allocated to general partner	$ (172)	$ (379)

Net income (loss) per BAC	$ (.00)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(17,526,537)	$ (2,051,054)	$(19,577,591)

Net loss	(235,162)	(2,374)	(237,536)

Partners' capital (deficit), June 30, 2012	$(17,761,699)	$ (2,053,428)	$(19,815,127)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2012	$ (3,249,896)	$ (358,271)	$ (3,608,167)

Net loss	(39,599)	(400)	(39,999)

Partners' capital (deficit), June 30, 2012	$ (3,289,495)	$ (358,671)	$ (3,648,166)

Series 16
Partners' capital (deficit) April 1, 2012	$ (7,666,956)	$ (548,766)	$ (8,215,722)

Net loss	(71,090)	(718)	(71,808)

Partners' capital (deficit), June 30, 2012	$ (7,738,046)	$ (549,484)	$ (8,287,530)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2012	$ (6,207,797)	$ (487,733)	$ (6,695,530)

Net loss	(49,840)	(503)	(50,343)

Partners' capital (deficit), June 30, 2012	$ (6,257,637)	$ (488,236)	$ (6,745,873)

Series 18
Partners' capital (deficit) April 1, 2012	$ (4,511,110)	$ (358,928)	$ (4,870,038)

Net loss	(57,561)	(581)	(58,142)

Partners' capital (deficit), June 30, 2012	$ (4,568,671)	$ (359,509)	$ (4,928,180)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2012	$ 4,109,222	$ (297,356)	$ 3,811,866

Net loss	(17,072)	(172)	(17,244)

Partners' capital (deficit), June 30, 2012	$ 4,092,150	$ (297,528)	$ 3,794,622

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (237,536)	$ (76,365)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(249,099)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,300	82,995
Decrease in other assets	-	69,038
Increase in accounts payable affiliates	261,768	317,783

Net cash (used in) provided by operating activities	28,532	144,352

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	247,315

Net cash provided by investing activities	-	247,315

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,532	391,667

Cash and cash equivalents, beginning	4,880,195	5,463,659

Cash and cash equivalents, ending	$ 4,908,727	$ 5,855,326

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (39,999)	$ (59,828)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	69,038
Increase in accounts payable affiliates	44,841	54,828

Net cash (used in) provided by operating activities	4,842	64,038

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,842	64,038

Cash and cash equivalents, beginning	198,803	299,446

Cash and cash equivalents, ending	$ 203,645	$ 363,484

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (71,808)	$ (30,903)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(79,784)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	10,000
Decrease in other assets	-	-
Increase in accounts payable affiliates	77,025	109,870

Net cash (used in) provided by operating activities	5,217	9,183

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	78,000

Net cash provided by investing activities	-	78,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,217	87,183

Cash and cash equivalents, beginning	360,565	416,806

Cash and cash equivalents, ending	$ 365,782	$ 503,989

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (50,343)	$ 122,498
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(169,315)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	72,995
Decrease in other assets	-	-
Increase in accounts payable affiliates	75,411	86,302

Net cash (used in) provided by operating activities	17,568	112,480

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	169,315

Net cash provided by investing activities	-	169,315

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,568	281,795

Cash and cash equivalents, beginning	344,436	328,413

Cash and cash equivalents, ending	$ 362,004	$ 610,208

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (58,142)	$ (70,247)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease in other assets	-	-
Increase in accounts payable affiliates	64,491	66,783

Net cash (used in) provided by operating activities	6,349	(3,464)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,349	(3,464)

Cash and cash equivalents, beginning	164,525	293,045

Cash and cash equivalents, ending	$ 170,874	$ 289,581

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (17,244)	$ (37,885)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	11,800	-
Decrease in other assets	-	-
Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(5,444)	(37,885)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,444)	(37,885)

Cash and cash equivalents, beginning	3,811,866	4,125,949

Cash and cash equivalents, ending	$ 3,806,422	$ 4,088,064

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2012, 3,869,900 BACs in Series 15, 5,427,102 BACs in Series 16, and 4,999,000 BACs in Series 17, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2012 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
June 30, 2012

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended June 30, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ 44,841	$ 54,828
Series 16	77,025	109,870
Series 17	75,411	86,302
Series 18	64,491	66,783
Series 19	37,911	38,250
	$299,679	$356,033

The fund management fees paid for the three months ended June 30, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ -	$ -
Series 16	-	-
Series 17	-	-
Series 18	-	-
Series 19	37,911	38,250
	$ 37,911	$ 38,250

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2012 and 2011, the Fund had limited partnership interests in 133 and 145 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2012 and 2011 is as follows:

	2012	2011
Series 15	30	35
Series 16	38	41
Series 17	27	28
Series 18	23	24
Series 19	15	17
	133	145

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	22,798	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 91,360	$ 91,360

During the three months ended June 30, 2012 the Fund disposed of one Operating Partnership. A summary of the dispositions by Series for June 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain/(Loss) on Disposition

Series 15	-	-	$-	$-
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	1	-	-	-

Total	1	-	$-	$-

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2012.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2012	2011

Revenues
Rental	$ 7,543,927	$ 8,689,216
Interest and other	198,337	327,475

	7,742,264	9,016,691

Expenses
Interest	1,318,053	1,545,822
Depreciation and amortization	1,864,767	2,304,752
Operating expenses	5,542,862	6,430,002
	8,725,682	10,280,576

NET LOSS	$ (983,418)	$(1,263,885)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (973,584)	$(1,251,245)

Net loss allocated to other Partners	$ (9,834)	$ (12,640)

* Amounts include $973,584 and $1,251,245 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2012	2011

Revenues
Rental	$ 1,339,957	$ 1,526,529
Interest and other	41,823	28,480

	1,381,780	1,555,009

Expenses
Interest	217,213	237,771
Depreciation and amortization	353,797	399,644
Operating expenses	983,615	1,148,263
	1,554,625	1,785,678

NET LOSS	$ (172,845)	$ (230,669)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (171,117)	$ (228,362)

Net loss allocated to other Partners	$ (1,728)	$ (2,307)

* Amounts include $171,117 and $228,362 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2012	2011

Revenues
Rental	$ 1,943,831	$ 2,725,896
Interest and other	36,697	133,776

	1,980,528	2,859,672

Expenses
Interest	354,524	500,943
Depreciation and amortization	489,523	744,449
Operating expenses	1,406,979	1,907,689
	2,251,026	3,153,081

NET LOSS	$ (270,498)	$ (293,409)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (267,793)	$ (290,475)

Net loss allocated to other Partners	$ (2,705)	$ (2,934)

* Amounts include $267,793 and $290,475 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2012	2011

Revenues
Rental	$ 2,083,426	$ 2,150,766
Interest and other	52,423	64,445

	2,135,849	2,215,211

Expenses
Interest	336,444	346,629
Depreciation and amortization	510,887	529,546
Operating expenses	1,595,663	1,591,050
	2,442,994	2,467,225

NET LOSS	$ (307,145)	$ (252,014)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (304,073)	$ (249,493)

Net loss allocated to other Partners	$ (3,072)	$ (2,521)

* Amounts include $304,073 and $249,493 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2012	2011

Revenues
Rental	$ 1,512,912	$ 1,466,749
Interest and other	40,143	74,028

	1,553,055	1,540,777

Expenses
Interest	280,047	269,490
Depreciation and amortization	351,473	403,306
Operating expenses	1,102,155	1,134,552
	1,733,675	1,807,348

NET LOSS	$ (180,620)	$ (266,571)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (178,814)	$ (263,905)

Net loss allocated to other Partners	$ (1,806)	$ (2,666)

* Amounts include $178,814 and $263,905 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2012	2011

Revenues
Rental	$ 663,801	$ 819,276
Interest and other	27,251	26,746

	691,052	846,022

Expenses
Interest	129,825	190,989
Depreciation and amortization	159,087	227,807
Operating expenses	454,450	648,448
	743,362	1,067,244

NET LOSS	$ (52,310)	$ (221,222)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (51,787)	$ (219,010)

Net loss allocated to other Partners	$ (523)	$ (2,212)

* Amounts include $51,787 and $219,010 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2012 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

NOTE G - SUBSEQUENT EVENT

The Fund has entered into agreements to sell the interests in three Operating Partnerships. The estimated sale price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $27,000. The estimated gain on sales of the Operating Partnerships is $19,125 and the sales are expected to be recognized in the second quarter of fiscal year end 2013.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2012 were $299,679 and total fund management fees accrued as of June 30, 2012 were $23,977,486. During the three months ended June 30, 2012, $37,911 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2012, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2012 there were no advances. Below is a summary, by series, of the total advances made to date.
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

During the quarter ended June 30, 2012, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2012.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 26 of the Operating Partnerships.

During the quarter ended June 30, 2012, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of June 30, 2012. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 22 of the Operating Partnerships.

During the quarter ended June 30, 2012, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of June 30, 2012. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 11 of the Operating Partnerships.

During the quarter ended June 30, 2012, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2012. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 11 of the Operating Partnerships.

During the quarter ended June 30, 2012, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2012.

Results of Operations

As of June 30, 2012 and 2011, the Fund held limited partnership interests in 133 and 145 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2012 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 44,841	$ 9,045	$ 35,796
Series 16	77,025	10,257	66,768
Series 17	75,411	21,984	53,427
Series 18	64,491	700	63,791
Series 19	37,911	15,849	22,062
	$299,679	$ 57,835	$241,844

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%.  The series had a total of 30 properties June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 15 reflects a net loss from Operating Partnerships of $(172,845) and $(230,669), respectively, which includes depreciation and amortization of $353,797 and $399,644, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit, senior property, located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is generally able to rent these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2011, occupancy averaged 53%, down from 61% in 2010. The property generated an $18,715 deficit in 2011, which was primarily funded by accruing management fees and management payroll due to an affiliate of the operating general partner. The operating general partner has historically funded operating deficits in this manner. Through June 2012, the property is averaging 58% occupancy and is operating below breakeven. In February 2011, the property experienced a common area fire on the second floor of the apartment complex. All displaced tenants relocated temporarily to live with family or moved into vacant units at the property. All displaced residents moved back to the property by October 2011. The cost to repair the fire damage was approximately $160,000 and was covered entirely by insurance proceeds. Repairs were completed by mid-November 2011. On November 12, 2011, another fire occurred at the property, which started as a grease fire in a resident's kitchen. One apartment was a total loss, and another suffered smoke and water damage. One resident had their lease terminated, and the other resident was moved into a vacant unit. Construction is currently in progress to repair the damaged units. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% in both 2011 and 2010. Through June 30, 2012, average occupancy improved slightly to 64%. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often the monthly mortgage payment is in line with the rent at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite operating expenses that are tightly controlled and below the state's average, the property operated below breakeven through June 30, 2012 and in 2011. Operating deficits were funded primarily by withdrawals from the replacement reserve. The property operated at about breakeven in 2010. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of June 30, 2012. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. It is unlikely that any proceeds will be available to the investment limited partners from the disposition of the property or partnership.

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

Series 16

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 38 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 16 reflects a net loss from Operating Partnerships of $(270,498) and $(293,409), respectively, which includes depreciation and amortization of $489,523 and $744,449, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. During the first quarter of 2012 the property operated below breakeven due to low occupancy caused by a weak rental market. As of June 2012, the property was 76% occupied. This is down from an average occupancy of 88% in 2011. Occupancy has dropped due to higher unemployment and an overall trend of household consolidation in the market. The property has recently hired a new onsite manager and the district manager for the firm is very hands-on with this property. Marketing efforts have increased and include flier distribution, local newspaper advertising and tenant referral incentives. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Woodlands Apartments Limited Partnership (Woodlands Apartments) is an 18-unit elderly property located in Tupper Lake, New York. The property operated below breakeven in 2011 primarily due to low occupancy and high turnover costs. The property's occupancy rebounded during the first half of 2012 with occupancy of 100% as of June 2012. With increased occupancy and reduced turnover, the property is generating cash flow through the second quarter of 2012. Management will continue to market the property to build a waiting list and will monitor operating expenses to ensure they remain reasonable. All taxes, mortgage, and insurance payments are current. On August 31, 2009, the 15-year low income housing tax credit compliance period expired for Woodlands Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to weak and declining economic conditions, which began in 2009 and have continued through the second quarter of 2012. Many employers have either closed or significantly reduced employee hours. As a result of a large portion of the tenant base being composed of hourly-wage employees, evictions and move outs have increased. Management reported that residents who are no longer able to afford rent continue to move back in with friends or family. In addition, other tenants requiring greater personal care have transferred to nursing home facilities, causing occupancy to decline further. Additionally, because of the property's rural location, traffic at the site has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program has been implemented and move-in specials are being offered. These efforts have been successful as occupancy has increased from 63% in January to 88% in June 2012. However, the property has continued to operate below breakeven in 2012. The investment general partner intends to continue to work with management in an effort to increase occupancy and improve cash flow. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. Occupancy at the end of the second quarter of 2012 was 100%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2011 due to cash flow shortfalls. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender has commenced foreclosure proceedings. The redemption period for the foreclosure in this action is six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period will end on August 23, 2012. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons. A foreclosure sale occurring in 2012 would not result in any recapture or penalties because the property is beyond the compliance period.

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

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. Through the first two quarters of 2012, the property continues to operate below breakeven. The property was 100% occupied as of June 30, 2012. High operating expenses continued to be an issue. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Meadows of Southgate L.D.H.A., LP (Meadows of Southgate) is an 83-unit elderly property located in Southgate, Michigan. During the second quarter of 2012 the property continued to operate below breakeven largely due to ongoing occupancy challenges and a weak rental market. Occupancy averaged 58% in 2011, and as of June 2012, the property was 62% occupied. The operating general partner confirmed that the Down River area of Detroit is still dealing with a very soft rental market and that the reduction of supportive services in Wayne County is exacerbating the situation. The management agent, an affiliate of the operating general partner, continues to focus on improving occupancy through curb appeal enhancements such as re-sealing and painting the parking lot, painting curbs and improving landscaping, and new marketing initiatives including rental concessions and lowered rental rates, and expanded leasing office hours. The opearting general partner is focused on improving the performance of this asset by reducing expenses where possible without sacrificing on marketing efforts. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 17

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%.  The series had a total of 27 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 17 reflects a net loss from Operating Partnerships of $(307,145) and $(252,014), respectively, which includes depreciation and amortization of $510,887 and $529,546, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property operated below breakeven through the fourth quarter of 2011 due to low rental rates and a high interest rate on the debt. The property is averaging 93% occupancy year-to-date 2012. Management has proposed rent increases in its 2012 budget to partially offset high debt service and they are awaiting approval of the budget by the operating general partner. As of the end of the first quarter of 2012, the mortgage is current, but insurance and real estate taxes are delinquent. On October 11, 2011, the lender issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the insurance payment issue has been resolved and the operating general partner has submitted a payment plan to the lender to address the remaining default issues. The operating general partner is awaiting the lender's decision regarding the plan. There has been no word as to the lender's decision as of the end of the second quarter 2012. The investment general partner intends to continue to stress to the operating general partner that all taxes must be paid when due and all reserves must be fully funded. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (of which 20 are tax credit units) property located in West Bath, Maine. The property operated below breakeven through the fourth quarter of 2011 due to low occupancy, high maintenance expenses, and a high interest rate on the debt. The property is averaging 79% occupancy year-to-date 2012 due to its poor condition, the lack of available rent-ready units, and its isolated location. Management indicated that the closing of the nearby Brunswick Naval Air Station in May 2011 has affected occupancy through subsequent high local unemployment and relocation of some tenants. Higher maintenance expenses are related to management's efforts to turn over additional units. Though still high, bad debt improved significantly in 2011, falling 54% through December 31, 2011. Management is working to improve collections and the initial resident screening process. On October 11, 2011, the lender issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. The operating general partner submitted a payment plan to the Maine State Housing Authority during the fourth quarter of 2011 to address these default issues; however, we are not aware of any decisions by the lender as of the end of the second quarter 2012. The operating general partner is awaiting the lender's decision regarding the plan. The investment general partner intends to continue to stress to the operating general partner that all taxes must be paid when due and all reserves must be fully funded. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. The property generated a small positive cash flow in 2011 and it averaged 88% occupancy for the year 2011. Historically, occupancy has been strong at this property; however, in 2011 occupancy dropped while tenant receivables became an issue. The operating general partner believes that the economy is the primary cause for increased vacancy and tenant collection issue. It was also stated that the majority of the vacancies they have are one bedroom units which are not as desirable as the two and three bedroom units, but they are working closely with a local broker to locate qualified tenants and keeping rents at or below market. Occupancy as of June 30, 2012 was 87%. In the second quarter of 2012 the investment limited partner was notified that the second mortgage was delinquent. The second mortgage is a $250,000 mortgage held by the Mount Vernon Urban Renewal Agency (MVURA). The operating general partner has had ongoing discussions with MVURA in reference to freezing the payments on the mortgage. To date, MVURA is cooperating with the operating general partner and has not sent a letter of default. The operating general partner is anticipating a positive outcome with MVURA; however, the investment limited partner intends to continue to closely monitor the situation. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates.

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

Series 18

As of June 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%.  The series had a total of 23 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 18 reflects a net loss from Operating Partnerships of $(180,620) and $(266,571), respectively, which includes depreciation and amortization of $351,473 and $403,306, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Leesville Elderly Apartments, a Louisiana Partnership (Leesville Elderly Apartments) was organized as a limited partnership to develop and operate a 40-unit rental housing project for persons of low and moderate income property located in Leesville, Louisiana. A hailstorm caused $186,000 of damage and necessitated an insurance claim to fund the repairs in March 2012. The operating general partner is reporting progress to the investment general partner and will ensure that the claim check is properly endorsed according to the Partnership Agreement. As of June 30, 2012, the property is 94% occupied. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Leesville Elderly Apartments Partnership. The mortgage, taxes, and insurance are current.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit, family property located in Ripley, Mississippi. The property operated below breakeven in 2011 due to low occupancy as it averaged 80% occupancy for the year. The continued struggle with vacancy is a direct reflection of economic conditions in Ripley, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising and they also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. At the end of the second quarter of 2012, occupancy was 83% with below breakeven operations. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lakeview Meadows II L.D.H.A. Limited Partnership (Lakeview Meadows II) is a 60-unit, elderly property located in Battle Creek, Michigan. The property generated positive cash flow in 2011 and operated with average occupancy of 94%. Through June 2012, the property continued to operate above breakeven and occupancy has has averaged 93%. All real estate tax, mortgage, and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Lakeview Meadows II L.D.H.A. Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2010 due to low occupancy of 84% and high operating expenses. Occupancy increased throughout 2011 and ended the year at 95%, largely due to the efforts of a new management team. Despite the improvement in occupancy, the property continues to operate below breakeven. As of June 30, 2012, occupancy has improved to 98%. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2006, and the increased vacancy along with high operating expenses has caused below breakeven operations. In 2010, management hired a new on-site manager to aid in stabilizing operations, and refocused its marketing efforts outside the local area. Operations improved in 2011 due to increased occupancy and a decrease in operating expenses. The property averaged 88% occupancy for the year. Despite the improvement over the past year, the property should continue to be monitored as occupancy has decreased to 79% as of June 30, 2012. Although occupancy has decreased the property is still operating above breakeven through the second quarter of 2012. There was a site visit done in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. Occupancy remained strong in the second quarter of 2012, with June occupancy ending at 95%. However, the property continued to operate below breakeven through the second quarter due to high administrative and real estate tax expenses as well as a court ordered special assessment fee. The property's insurance payments are current but the real estate taxes are delinquent. The local tax authority has issued a tax certificate for the delinquent taxes, which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale. The operating general partner paid the 2010 real estate taxes in the first quarter of 2011, paid the 2011 real estate taxes in November 2011 and anticipates paying the 2009 real estate taxes in late 2012, which is within the allotted three year deadline before the property could face a tax sale. The 2012 taxes should be paid when due. The mortgage was also delinquent until a settlement was reached at the end of May 2012 as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender's attention on the property. During the second quarter of 2011, the operating general partner discussed with the investment general partner whether the Operating Partnership should declare bankruptcy in order to delay a foreclosure and to maintain control of the property. The investment general partner advised the operating general partner not to file for bankruptcy. However, on June 6, 2011 Bear Creek of Naples, Ltd. filed for Chapter 11 bankruptcy. Authority to do so was vested solely with the operating general partner; the investment limited partner did not consent to this action. The court ordered a monthly "special assessment" payment of $20,000 to the lender starting in July 2011 and continuing until a settlement was reached. In December 2011 and March 2012 there were hearings with regard to a motion to reach an agreement on the appraised value of the property. During the May 23, 2012 hearing, the property value and new monthly payment of principal and interest were determined. The property can support the new monthly debt service. Now that a settlement has been reached, the operating general partner is awaiting paperwork to dismiss the Chapter 11 filing and is attempting to find a buyer to acquire the operating general partner and investment limited partner interest.  The investment general partner intends to continue to monitor the process. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at the property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow and withdrawals to finance capital expenditures have resulted in an underfunding of the replacement reserve escrow. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest in the property. The property is operating under a Servicing Workout Plan approved by Rural Development on March 1, 2011. The Plan aims to fully fund the replacement reserve escrow, reduce accounts payable, and increase occupancy. The Plan has been effective as average occupancy in 2011 was 92%, and the property operated above breakeven. In addition, accounts payable have been reduced significantly and are now at manageable levels. The property is operating above breakeven through the second quarter of 2012. Occupancy is strong at 90% as of June 30, 2012. The investment general partner performed a site visit in June 2012 and the property was found to be in good condition. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Humboldt I, LP. The mortgage, taxes, and insurance are current.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property is operating under a Servicing Workout Plan approved by Rural Development on October 1, 2010, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues through expanded marketing efforts to improve occupancy. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes with the hopes of improving the reputation of the property. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. Occupancy averaged 83% in 2011 and the property operated above breakeven. The property has operated above breakeven through the second quarter of 2012, despite occupancy falling to 71% as of June 30, 2012. The property is able to operate above breakeven at low occupancy levels because management keeps very tight control on expenses. The investment general partner intends to work closely with the operating general partner until occupancy improves and operations stabilize. The investment general partner performed a site visit in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 19

As of June 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%.  The series had a total of 15 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 19 reflects a net loss from Operating Partnerships of $(52,310) and $(221,222), respectively, which includes depreciation and amortization of $159,087 and $227,807, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project located in Carrollton, Missouri. The property has historically operated below breakeven, due to low rental rates. The property also suffers from high operating expenses, specifically utilities. Over the past six years the City of Carrollton has increased water and sewer rates significantly to cover the repair of water lines. Since 2005, water and sewer rates have increased over 300%. To alleviate the pressure on cash flow, in 2004, the lender agreed to make the mortgage cash flow only. This has allowed the property to reduce operating deficits. Also, the maturity dates for the first and second mortgages were extended from December 2008 and November 2008 to December 2013 and November 2013, respectively. In 2011, the property operated above breakeven due to a decline in operating expenses. Utilities decreased after management discovered and repaired an underground water leak. Site staff wages were also reduced $5 and $2 per hour for the manager and maintenance technician, respectively. The average annual occupancy was 99% in 2011 and averaging 100% in 2012. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project in Rainsville, Alabama. Occupancy averaged 95% and 90% in 2010 and 2011, respectively. In order to improve occupancy and increase traffic at the property, management has been advertising in the local newspaper as well as posting fliers throughout the immediate area. A new site manager was hired in the second quarter of 2011, and regional management reports that she is very effective at collecting current and delinquent rents. To assist in improving property operations, Rural Development approved a $10 rent increase effective January 1, 2011. This caused 2011 revenue to improve by 9% despite the fact that occupancy decreased by 5%. Although operating expenses increased by 15% in 2011, the property was able to generate cash due to the higher revenue. Rural Development approved an additional rent increase of $15 that began on January 1, 2012. As of the second quarter of 2012, occupancy reached 100%, and rental revenue increased by 12%. Operating expenses remained consistent with the prior year, and the property was operating at breakeven. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy in 2012 remains strong averaging 94%, with operations remaining below breakeven status. Move-outs continue due to the struggling local economy. The main reason for residents moving out is that they cannot afford to pay the rent or are evicted for non-payment. In 2012, rental rates continue to remain insufficient to cover expenses. Management continues to advertise in For Rent Magazine, and online, and has temporarily reduced selected one and two bedroom rents in order to improve occupancy. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage maturity date of August 2014. Most recently, the operating general partner contacted the lender to see if they could modify the loan terms during the winter months by delaying payment requirements to a later date. Unfortunately, the lender has not been responsive to the request. The property's mortgage, real estate taxes and insurance payments are all current through December, 2011. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2012, the investment general partners of Series 19 and Boston Capital Tax Credit Fund IV LP - Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2012.

In July 2012, the investment general partner transferred its interest in Hebbronville Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $480,322 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2012, the investment general partner transferred its interest in Lone Star Seniors Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $566,795 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2012, the investment general partner transferred its interest in Martindale Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $619,411 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Recent Accounting Changes

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Fund's condensed financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2012.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 14, 2012	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2012	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 14, 2012	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal