Form 10-Q
period 2012-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2012-11-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2012

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Condensed Statements of Cash Flows Series 16 28

Condensed Statements of Cash Flows Series 17 29

Condensed Statements of Cash Flows Series 18 30

Condensed Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Item 1. Legal Proceedings 71

Item 1A. Risk Factors 71

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 71

Item 3. Defaults Upon Senior Securities 71

Item 4. Mine Safety Disclosures 71

Item 5. Other Information 71

Item 6. Exhibits 71

SIGNATURES 72

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 5,784,916	$ 4,880,195
Other assets	93,816	14,400
	$ 5,878,732	$ 4,894,595

LIABILITIES

Accounts payable & accrued expenses	$ 66,021	$ 29,746
Accounts payable affiliates (Note C)	24,562,169	24,351,080
Capital contributions payable	91,360	91,360
	24,719,550	24,472,186

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,992,202 outstanding	(16,797,132)	(17,526,537)
General Partner	(2,043,686)	(2,051,054)
	(18,840,818)	(19,577,591)
	$ 5,878,732	$ 4,894,595

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 172,649	$ 198,803
Other assets	-	-
	$ 172,649	$ 198,803

LIABILITIES

Accounts payable & accrued expenses	$ 4,746	$ 1,246
Accounts payable affiliates (Note C)	3,869,580	3,805,724
Capital contributions payable	-	-
	3,874,326	3,806,970

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,869,900 outstanding	(3,342,471)	(3,249,896)
General Partner	(359,206)	(358,271)
	(3,701,677)	(3,608,167)
	$ 172,649	$ 198,803

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 203,673	$ 360,565
Other assets	73,516	-
	$ 277,189	$ 360,565

LIABILITIES

Accounts payable & accrued expenses	$ 8,500	$ 5,000
Accounts payable affiliates (Note C)	8,517,208	8,521,279
Capital contributions payable	50,008	50,008
	8,575,716	8,576,287

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,427,102 outstanding	(7,748,933)	(7,666,956)
General Partner	(549,594)	(548,766)

	(8,298,527)	(8,215,722)
	$ 277,189	$ 360,565

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 224,015	$ 344,436
Other assets	4,400	4,400
	$ 228,415	$ 348,836

LIABILITIES

Accounts payable & accrued expenses	$ 14,500	$ 18,500
Accounts payable affiliates (Note C)	7,026,390	7,003,068
Capital contributions payable	22,798	22,798
	7,063,688	7,044,366

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,999,000 outstanding	(6,346,143)	(6,207,797)
General Partner	(489,130)	(487,733)
	(6,835,273)	(6,695,530)
	$ 228,415	$ 348,836

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 171,135	$ 164,525
Other assets	10,000	10,000
	$ 181,135	$ 174,525

LIABILITIES

Accounts payable & accrued expenses	$ 8,500	$ 5,000
Accounts payable affiliates (Note C)	5,148,991	5,021,009
Capital contributions payable	18,554	18,554
	5,176,045	5,044,563

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(4,634,733)	(4,511,110)
General Partner	(360,177)	(358,928)
	(4,994,910)	(4,870,038)
	$ 181,135	$ 174,525

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 5,013,444	$ 3,811,866
Other assets	5,900	-
	$ 5,019,344	$ 3,811,866

LIABILITIES

Accounts payable & accrued expenses	$ 29,775	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	29,775	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	5,275,148	4,109,222
General Partner	(285,579)	(297,356)
	4,989,569	3,811,866
	$ 5,019,344	$ 3,811,866

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 4,915	$ 7,271
Other income	260	20,224
	5,175	27,495

Share of Income from Operating Partnerships(Note D)	1,314,389	198,791

Expenses
Professional fees	136,715	104,971
Fund management fee, net (Note C)	184,712	203,428
General and administrative expenses	23,830	19,241
	345,257	327,640

NET INCOME (LOSS)	$ 974,307	$ (101,354)

Net income (loss) allocated to limited assignees	$ 964,564	$ (100,340)

Net income (loss) allocated to general partner	$ 9,743	$ (1,014)

Net income (loss) per BAC	$ .04	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 15

	2012	2011

Income
Interest income	$ 155	$ 383
Other income	-	856
	155	1,239

Share of Income from Operating Partnerships(Note D)	20,737	-

Expenses
Professional fees	29,998	23,244
Fund management fee, net (Note C)	40,002	34,635
General and administrative expenses	4,403	3,734
	74,403	61,613

NET INCOME (LOSS)	$ (53,511)	$ (60,374)

Net income (loss) allocated to limited assignees	$ (52,976)	$ (59,770)

Net income (loss) allocated to general partner	$ (535)	$ (604)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2012	2011

Income
Interest income	$ 186	$ 537
Other income	146	1,326
	332	1,863

Share of Income from Operating Partnerships(Note D)	94,453	68,510

Expenses
Professional fees	34,028	26,923
Fund management fee, net (Note C)	66,668	4,947
General and administrative expenses	5,086	4,316
	105,782	36,186

NET INCOME (LOSS)	$ (10,997)	$ 34,187

Net income (loss) allocated to limited assignees	$ (10,887)	$ 33,845

Net income (loss) allocated to general partner	$ (110)	$ 342

Net income (loss) per BAC	$ (.00)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2012	2011

Income
Interest income	$ 178	$ 545
Other income	-	10,059
	178	10,604

Share of Income from Operating Partnerships(Note D)	20,937	30,831

Expenses
Professional fees	30,705	22,927
Fund management fee, net (Note C)	73,907	70,973
General and administrative expenses	5,901	3,970
	110,513	97,870

NET INCOME (LOSS)	$ (89,398)	$ (56,435)

Net income (loss) allocated to limited assignees	$ (88,504)	$ (55,871)

Net income (loss) allocated to general partner	$ (894)	$ (564)

Net income (loss) per BAC	$ (.02)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 18

	2012	2011

Income
Interest income	$ 49	$ 184
Other income	-	7,934
	49	8,118

Share of Income from Operating Partnerships(Note D)	20,937	-

Expenses
Professional fees	22,468	17,444
Fund management fee, net (Note C)	61,128	57,780
General and administrative expenses	4,122	3,466
	87,718	78,690

NET INCOME (LOSS)	$ (66,732)	$ (70,572)

Net income (loss) allocated to limited assignees	$ (66,065)	$ (69,866)

Net income (loss) allocated to general partner	$ (667)	$ (706)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2012	2011

Income
Interest income	$ 4,347	$ 5,622
Other income	114	49
	4,461	5,671

Share of Income from Operating Partnerships(Note D)	1,157,325	99,450

Expenses
Professional fees	19,516	14,433
Fund management fee, net (Note C)	(56,993)	35,093
General and administrative expenses	4,318	3,755
	(33,159)	53,281

NET INCOME (LOSS)	$ 1,194,945	$ 51,840

Net income (loss) allocated to limited assignees	$ 1,182,996	$ 51,322

Net income (loss) allocated to general partner	$ 11,949	$ 518

Net income (loss) per BAC	$ .29	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$ 10,338	$ 14,563
Other income	32,803	26,224
	43,141	40,787

Share of Income from Operating Partnerships(Note D)	1,314,389	447,890

Expenses
Professional fees	139,004	144,181
Fund management fee, net (Note C)	426,556	481,734
General and administrative expenses	55,197	40,477
	620,757	666,392

NET INCOME (LOSS)	$ 736,773	$ (177,715)

Net income (loss) allocated to limited assignees	$ 729,405	$ (175,939)

Net income (loss) allocated to general partner	$ 7,368	$ (1,776)

Net income (loss) per BAC	$ .03	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 15

	2012	2011

Income
Interest income	$ 359	$ 807
Other income	856	1,269
	1,215	2,076

Share of Income from Operating Partnerships(Note D)	20,737	-

Expenses
Professional fees	30,098	32,730
Fund management fee, net (Note C)	75,798	82,213
General and administrative expenses	9,566	7,335
	115,462	122,278

NET INCOME (LOSS)	$ (93,510)	$ (120,202)

Net income (loss) allocated to limited assignees	$ (92,575)	$ (119,000)

Net income (loss) allocated to general partner	$ (935)	$ (1,202)

Net income (loss) per BAC	$ (.02)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2012	2011

Income
Interest income	$ 480	$ 1,058
Other income	1,237	2,019
	1,717	3,077

Share of Income from Operating Partnerships(Note D)	94,453	148,294

Expenses
Professional fees	34,507	35,935
Fund management fee, net (Note C)	133,436	103,242
General and administrative expenses	11,032	8,909
	178,975	148,086

NET INCOME (LOSS)	$ (82,805)	$ 3,285

Net income (loss) allocated to limited assignees	$ (81,977)	$ 3,252

Net income (loss) allocated to general partner	$ (828)	$ 33

Net income (loss) per BAC	$ (.02)	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2012	2011

Income
Interest income	$ 437	$ 998
Other income	9,870	13,617
	10,307	14,615

Share of Income from Operating Partnerships(Note D)	20,937	200,146

Expenses
Professional fees	32,233	31,016
Fund management fee, net (Note C)	127,334	108,803
General and administrative expenses	11,420	8,877
	170,987	148,696

NET INCOME (LOSS)	$ (139,743)	$ 66,065

Net income (loss) allocated to limited assignees	$ (138,346)	$ 65,404

Net income (loss) allocated to general partner	$ (1,397)	$ 661

Net income (loss) per BAC	$ (.03)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 18

	2012	2011

Income
Interest income	$ 103	$ 465
Other income	11,000	9,270
	11,103	9,735

Share of Income from Operating Partnerships(Note D)	20,937	-

Expenses
Professional fees	22,554	23,702
Fund management fee, net (Note C)	124,919	119,463
General and administrative expenses	9,439	7,389
	156,912	150,554

NET INCOME (LOSS)	$ (124,872)	$ (140,819)

Net income (loss) allocated to limited assignees	$ (123,623)	$ (139,411)

Net income (loss) allocated to general partner	$ (1,249)	$ (1,408)

Net income (loss) per BAC	$ (.03)	$ (.04)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2012	2011

Income
Interest income	$ 8,959	$ 11,235
Other income	9,840	49
	18,799	11,284

Share of Income from Operating Partnerships(Note D)	1,157,325	99,450

Expenses
Professional fees	19,612	20,798
Fund management fee, net (Note C)	(34,931)	68,013
General and administrative expenses	13,740	7,967
	(1,579)	96,778

NET INCOME (LOSS)	$ 1,177,703	$ 13,956

Net income (loss) allocated to limited assignees	$ 1,165,926	$ 13,816

Net income (loss) allocated to general partner	$ 11,777	$ 140

Net income (loss) per BAC	$ .29	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(17,526,537)	$ (2,051,054)	$(19,577,591)

Net income (loss)	729,405	7,368	736,773

Partners' capital (deficit), September 30, 2012	$(16,797,132)	$ (2,043,686)	$(18,840,818)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2012	$ (3,249,896)	$ (358,271)	$ (3,608,167)

Net income (loss)	(92,575)	(935)	(93,510)

Partners' capital (deficit), September 30, 2012	$ (3,342,471)	$ (359,206)	$ (3,701,677)

Series 16
Partners' capital (deficit) April 1, 2012	$ (7,666,956)	$ (548,766)	$ (8,215,722)

Net income (loss)	(81,977)	(828)	(82,805)

Partners' capital (deficit), September 30, 2012	$ (7,748,933)	$ (549,594)	$ (8,298,527)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2012	$ (6,207,797)	$ (487,733)	$ (6,695,530)

Net income (loss)	(138,346)	(1,397)	(139,743)

Partners' capital (deficit), September 30, 2012	$ (6,346,143)	$ (489,130)	$ (6,835,273)

Series 18
Partners' capital (deficit) April 1, 2012	$ (4,511,110)	$ (358,928)	$ (4,870,038)

Net income (loss)	(123,623)	(1,249)	(124,872)

Partners' capital (deficit), September 30, 2012	$ (4,634,733)	$ (360,177)	$ (4,994,910)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2012	$ 4,109,222	$ (297,356)	$ 3,811,866

Net income (loss)	1,165,926	11,777	1,177,703

Partners' capital (deficit), September 30, 2012	$ 5,275,148	$ (285,579)	$ 4,989,569

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ 736,773	$ (177,715)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,314,389)	(447,890)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	36,275	226,028
(Increase) Decrease in other assets	(79,416)	71,538
(Decrease) Increase in accounts payable affiliates	211,089	(59,598)

Net cash (used in) provided by operating activities	(409,668)	(387,637)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,314,389	446,106

Net cash provided by investing activities	1,314,389	446,106

Cash flows from financing activities:

Distributions	-	(261,830)

Net cash used in financing activities	-	(261,830)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	904,721	(203,361)

Cash and cash equivalents, beginning	4,880,195	5,463,659

Cash and cash equivalents, ending	$ 5,784,916	$ 5,260,298

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (93,510)	$ (120,202)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(20,737)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	162,028
(Increase) Decrease in other assets	-	69,038
(Decrease) Increase in accounts payable affiliates	63,856	(17,231)

Net cash (used in) provided by operating activities	(46,891)	93,633

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	20,737	-

Net cash provided by investing activities	20,737	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,154)	93,633

Cash and cash equivalents, beginning	198,803	299,446

Cash and cash equivalents, ending	$ 172,649	$ 393,079

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (82,805)	$ 3,285
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(94,453)	(148,294)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	36,500
(Increase) Decrease in other assets	(73,516)	2,500
(Decrease) Increase in accounts payable affiliates	(4,071)	62,691

Net cash (used in) provided by operating activities	(251,345)	(43,318)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	94,453	146,510

Net cash provided by investing activities	94,453	146,510

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156,892)	103,192

Cash and cash equivalents, beginning	360,565	416,806

Cash and cash equivalents, ending	$ 203,673	$ 519,998

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (139,743)	$ 66,065
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(20,937)	(200,146)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,000)	27,500
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	23,322	(80,290)

Net cash (used in) provided by operating activities	(141,358)	(186,871)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	20,937	200,146

Net cash provided by investing activities	20,937	200,146

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(120,421)	13,275

Cash and cash equivalents, beginning	344,436	328,413

Cash and cash equivalents, ending	$ 224,015	$ 341,688

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (124,872)	$ (140,819)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(20,937)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	-
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	127,982	(24,768)

Net cash (used in) provided by operating activities	(14,327)	(165,587)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	20,937	-

Net cash provided by investing activities	20,937	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,610	(165,587)

Cash and cash equivalents, beginning	164,525	293,045

Cash and cash equivalents, ending	$ 171,135	$ 127,458

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ 1,177,703	$ 13,956
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,157,325)	(99,450)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	29,775	-
(Increase) Decrease in other assets	(5,900)	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	44,253	(85,494)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,157,325	99,450

Net cash provided by investing activities	1,157,325	99,450

Cash flows from financing activities:

Distributions	-	(261,830)

Net cash used in financing activities	-	(261,830)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,201,578	(247,874)

Cash and cash equivalents, beginning	3,811,866	4,125,949

Cash and cash equivalents, ending	$ 5,013,444	$ 3,878,075

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of September 30, 2012, 3,869,900 BACs in Series 15, 5,427,102 BACs in Series 16, and 4,999,000 BACs in Series 17, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2012 and for the six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2012

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ 44,015	$ 52,941
Series 16	76,404	82,821
Series 17	75,411	78,409
Series 18	63,491	66,782
Series 19	30,205	38,250
	$289,526	$319,203

The fund management fees paid for the three months ended September 30, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ 25,000	$ 125,000
Series 16	157,500	130,000
Series 17	127,500	245,000
Series 18	-	-
Series 19	30,205	38,250
	$ 340,205	$ 538,250

The fund management fees paid for the six months ended September 30, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ 25,000	$ 125,000
Series 16	157,500	130,000
Series 17	127,500	245,000
Series 18	-	-
Series 19	68,116	76,500
	$ 378,116	$ 576,500

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2012 and 2011, the Fund had limited partnership interests in 123 and 141 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2012 and 2011 is as follows:

	2012	2011
Series 15	29	34
Series 16	36	38
Series 17	26	28
Series 18	22	24
Series 19	10	17
	123	141

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	22,798	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 91,360	$ 91,360

During the six months ended September 30, 2012 the Fund disposed of eleven Operating Partnership. A summary of the dispositions by Series for September 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	1	-	$20,737	$20,737
Series 16	2	-	94,453	94,453
Series 17	1	-	20,937	20,937
Series 18	1	-	20,937	20,937
Series 19	6	-	1,157,325	1,157,325

Total	11	-	$1,314,389	$1,314,389

* Fund proceeds from disposition include $73,516 recorded as a receivable as of September 30, 2012, for Series 16.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012

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

* Fund proceeds from disposition does not include the following amount which was due to a write-off of capital contributions payable of $1,784 for Series 16.

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2012.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2012	2011

Revenues
Rental	$ 14,354,270	$ 16,649,037
Interest and other	396,287	602,931

	14,750,557	17,251,968

Expenses
Interest	2,449,163	2,875,224
Depreciation and amortization	3,724,545	4,572,524
Operating expenses	10,432,742	12,208,099
	16,606,450	19,655,847

NET LOSS	$(1,855,893)	$(2,403,879)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,837,333)	$(2,379,840)

Net loss allocated to other Partners	$ (18,560)	$ (24,039)

* Amounts include $1,837,333 and $2,379,840 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2012	2011

Revenues
Rental	$ 2,644,505	$ 3,064,681
Interest and other	80,424	61,369

	2,724,929	3,126,050

Expenses
Interest	425,248	481,181
Depreciation and amortization	703,464	823,651
Operating expenses	1,929,404	2,282,260
	3,058,116	3,587,092

NET LOSS	$ (333,187)	$ (461,042)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (329,855)	$ (456,432)

Net loss allocated to other Partners	$ (3,332)	$ (4,610)

* Amounts include $329,855 and $456,432 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2012	2011

Revenues
Rental	$ 3,566,981	$ 4,657,370
Interest and other	65,424	192,619

	3,632,405	4,849,989

Expenses
Interest	629,677	793,226
Depreciation and amortization	916,417	1,301,137
Operating expenses	2,596,339	3,325,010
	4,142,433	5,419,373

NET LOSS	$ (510,028)	$ (569,384)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (504,928)	$ (563,690)

Net loss allocated to other Partners	$ (5,100)	$ (5,694)

* Amounts include $504,928 and $563,690 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2012	2011

Revenues
Rental	$ 4,074,193	$ 4,378,511
Interest and other	102,196	113,773

	4,176,389	4,492,284

Expenses
Interest	630,863	719,849
Depreciation and amortization	1,038,799	1,053,910
Operating expenses	3,002,638	3,089,736
	4,672,300	4,863,495

NET LOSS	$ (495,911)	$ (371,211)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (490,951)	$ (367,498)

Net loss allocated to other Partners	$ (4,960)	$ (3,713)

* Amounts include $490,951 and $367,498 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2012	2011

Revenues
Rental	$ 2,960,275	$ 2,966,360
Interest and other	92,336	176,451

	3,052,611	3,142,811

Expenses
Interest	543,280	526,548
Depreciation and amortization	770,108	941,997
Operating expenses	2,123,419	2,283,611
	3,436,807	3,752,156

NET LOSS	$ (384,196)	$ (609,345)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (380,354)	$ (603,252)

Net loss allocated to other Partners	$ (3,842)	$ (6,093)

* Amounts include $380,354 and $603,252 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2012	2011

Revenues
Rental	$ 1,108,316	$ 1,582,115
Interest and other	55,907	58,719

	1,164,223	1,640,834

Expenses
Interest	220,095	354,420
Depreciation and amortization	295,757	451,829
Operating expenses	780,942	1,227,482
	1,296,794	2,033,731

NET LOSS	$ (132,571)	$ (392,897)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (131,245)	$ (388,968)

Net loss allocated to other Partners	$ (1,326)	$ (3,929)

* Amounts include $131,245 and $388,968 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012
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

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2012 were $289,526 and total fund management fees accrued as of September 30, 2012 were $23,926,807. During the three months ended September 30, 2012, $340,205 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2012, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2012 there were no advances. Below is a summary, by series, of the total advances made to date.
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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 39 of the Operating Partnerships.

During the quarter ended September 30, 2012, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2012.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 28 of the Operating Partnerships.

During the quarter ended September 30, 2012, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of September 30, 2012. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 23 of the Operating Partnerships.

During the quarter ended September 30, 2012, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of September 30, 2012. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 12 of the Operating Partnerships.

During the quarter ended September 30, 2012, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2012. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 16 of the Operating Partnerships.

During the quarter ended September 30, 2012, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2012.

Results of Operations

As of September 30, 2012 and 2011, the Fund held limited partnership interests in 123 and 141 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2012 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 44,015	$ 4,013	$ 40,002
Series 16	76,404	9,736	66,668
Series 17	75,411	1,504	73,907
Series 18	63,491	2,363	61,128
Series 19	30,205	87,198	(56,993)
	$289,526	$104,814	$ 184,712
	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 88,856	$ 13,058	$ 75,798
Series 16	153,429	19,993	133,436
Series 17	150,822	23,488	127,334
Series 18	127,982	3,063	124,919
Series 19	68,116	103,047	(34,931)
	$589,205	$162,649	$ 426,556

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%.  The series had a total of 29 properties September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 15 reflects a net loss from Operating Partnerships of $(333,187) and $(461,042), respectively, which includes depreciation and amortization of $703,464 and $823,651, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2011, occupancy averaged 53%, down from 61% in 2010. The property generated an $18,715 deficit in 2011, which was primarily funded by accruing management fees and management payroll due to an affiliate of the operating general partner. The operating general partner has historically funded operating deficits in this manner. Through September 2012, the property is averaging 48% occupancy and is operating below breakeven. On November 12, 2011, a fire occurred at the property, which started as a grease fire in a resident's kitchen. One apartment was a total loss, and another suffered smoke and water damage. One resident had their lease terminated, and the other resident was moved into a vacant unit. Repairs totaling approximately $95,000 were completed in September 2012, and the two damaged units are back on-line. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% in both 2011 and 2010. Through September 30, 2012, average occupancy improved slightly to 65%. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite operating expenses that are tightly controlled and below the state's average, the property operated below breakeven through September 30, 2012 and in 2011. Operating deficits were funded primarily by withdrawals from the replacement reserve. The property operated at about breakeven in 2010. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of September 30, 2012. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. It is unlikely that any proceeds will be available to the investment limited partners from the disposition of the property or partnership.

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

In October 2011, the investment general partner transferred its interest in Autumnwood LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,187,795 and cash proceeds to the investment partnership of $128,000. Of the total proceeds received, $6,924 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $116,076 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $116,076 as of December 31, 2011.

In October 2011, the investment general partner transferred its interest in Brunswick LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $739,986 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $3,321 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $68,479 were be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $68,479 as of December 31, 2011.

In October 2011, the investment general partner transferred its interest in Lebanon II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $855,578 and cash proceeds to the investment partnership of $76,800. Of the total proceeds received, $16,305 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,495 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $55,495 as of December 31, 2011.

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

In September 2012, the investment general partner transferred its interest in Investment Group of Payson to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,394,713 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $763 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,737 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,737 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 16

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 36 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 16 reflects a net loss from Operating Partnerships of $(510,028) and $(569,384), respectively, which includes depreciation and amortization of $916,417 and $1,301,137, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. During the first quarter of 2012 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011 and the property averaged 82% in the first half of 2012. As of September 2012, the property was 84% occupied. Occupancy has declined due to high unemployment and an overall trend of household consolidation in the market. The property has recently hired new onsite and district managers. They have increased marketing efforts including flier distribution, local newspaper advertising and tenant referral incentives. An effort to appeal the 2012 tax bill was successful and a 50% reduction will be realized on the upcoming tax bill that will improve the property's cash flow. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions that began in 2009 and have continued through the third quarter of 2012. Many employers have either closed or significantly reduced employee hours. As a result of a large portion of the tenant base being composed of hourly-wage employees, evictions and move outs have increased. In addition, several tenants requiring greater personal care have transferred to nursing home facilities, causing occupancy to decline further. Because of the property's rural location, traffic at the site has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and by having brightly colored directional signage installed. Additionally, a tenant referral program has been implemented and move-in specials are being offered. These efforts have been successful in 2012, as occupancy has increased from 63% in January 2012 to 92% in September 2012. However, due to the high vacancy loss experienced in the first half of the year, the property continues to operate below breakeven. The mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. Occupancy at the end of the third quarter of 2012 was 98%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2011 due to cash flow shortfalls. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender has commenced foreclosure proceedings. The redemption period for the foreclosure in this action is six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period ended on August 23, 2012. A foreclosure sale occurring in 2012 would not result in any recapture or penalties because the property is beyond the compliance period. A local developer bought the loan at sheriff's sale from the lender. The operating general partner then bought the property back from the local developer. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons.

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

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. In 2012, the property continues to operate below breakeven due to insufficient rental rates, inconsistent occupancy and high operating expenses. After averaging 85% occupancy in 2011, and reaching 100% occupancy in June 2012, the property backtracked and finished September 2012 at 85% occupancy. Management continues to advertise in the local newspaper and place fliers in area schools and at the local community center, but persistent low employment and a depressed local economy continue to present leasing challenges. A $15 per unit per month rent increase approved by the Missouri Housing Development Commission (MHDC) and implemented in January 2012 has improved revenue, but not enough to greatly improve performance. Management has already petitioned MHDC for an additional $15 per unit, per month, for 2013 and is waiting for approval. This would raise an additional $3,600 annually and while it would again improve revenue it is unlikely to have enough of an impact to greatly affect performance without increased occupancy. High operating expenses continue to be an issue due to high vacancy loss and maintenance costs related to vacant unit turnovers. All taxes, insurance and mortgage payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2011, the investment general partner transferred its interest in Victoria Pointe RRH to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,374,232 and cash proceeds to the investment partnership of $28,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $23,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,000 as of June 30, 2011.

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

Meadows of Southgate L.D.H.A., LP (Meadows of Southgate) is an 83-unit elderly property located in Southgate, Michigan. During the third quarter of 2012 the property continued to operate below breakeven largely due to ongoing occupancy challenges caused by a weak rental market. Occupancy averaged 58% in 2011, and as of September 2012, the property was 75% occupied. The operating general partner confirmed that the Down River area of Detroit is still dealing with a very soft rental market and that the reduction of supportive services in Wayne County is exacerbating the situation. The management agent, an affiliate of the operating general partner, continues to focus on improving occupancy through curb appeal enhancements and new marketing initiatives including rental concessions, lowered rental rates, and expanded leasing office hours. A recent Craigslist campaign has been the primary cause of the improvement in occupancy to 75% in the third quarter of 2012. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2012, the investment general partner transferred its interest in Eastman Elderly Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,089,806 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $78,516 maturing on December 31, 2012. Of the amounts payable under the Note, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $73,516 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $73,516 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Willcox Investment Group II, An AZ Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,025,098 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Anson Limited Partnership (Parkwood Apartments) is a 24-unit, elderly property located in Anson, ME. The property has continued to average 94% occupancy since 2010. Through September 2012, occupancy remains stable at 94%, but operations remain below breakeven due to high operating expenses. Utilities, administrative and maintenance expenses continue to increase. Turnover costs are high due to the replacement of appliances and flooring. Management has requested a rent increase from Rural Development to help offset the continued increase in expenses. Rural Development has not yet approved the requested increase. The investment general partner will attempt to ensure that the operating general partner continues to follow up with Rural Development until approval is received. The operating general partner is planning to replace the current management company with a new management company in October 2012. The low income housing tax credit compliance period expired on December 31, 2007.

Series 17

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 17 reflects a net loss from Operating Partnerships of $(495,911) and $(371,211), respectively, which includes depreciation and amortization of $1,038,799 and $1,053,910, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property operated below breakeven in 2011 and continues to operate below breakeven in 2012 due to insufficient rental rates and high debt service payments. After averaging 94% occupancy in 2011, the property reached 97% occupancy as of August 2012, and is averaging 95% through September 2012. Management had proposed a rent increase in its 2012 budget to partially offset high debt service, but their request was denied by Maine State Housing Authority (MSHA). On October 11, 2011, MSHA, the mortgage lender, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the insurance payment issue had been resolved and the operating general partner had submitted a payment plan to MSHA to address the remaining default issues. In August 2012, it was learned that the operating general partner's proposal was denied by MSHA and that MSHA had called the note on the property, demanding either the immediate repayment of the outstanding mortgage balance due, or a foreclosure sale of the property at auction. The date of the foreclosure was set for September 12, 2012. The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. After exhausting all other alternatives, the investment general partner gave its consent and the operating general partner filed for bankruptcy on September 12, 2012. The property continues its daily operations while the operating general partner waits for the terms of receivership from the bankruptcy court. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2011 due to high vacancy, insufficient rental rates and high debt service. Through September 2012, the property continues to operate below breakeven due to low occupancy and rental rates, high maintenance expenses, and a high interest rate on the debt. After averaging 77% occupancy in 2011, occupancy has increased to average 81% through September 2012. Improving occupancy is a challenge due mostly to the property's poor physical condition, the lack of available rent-ready units, and its isolated location. Management indicated that the closing of the nearby Brunswick Naval Air Station in May 2011 has affected occupancy through subsequent high local unemployment and relocation of some tenants. Higher maintenance expenses are related to management's efforts to make ready additional units. Management is working to improve collections and the initial resident screening process. On October 11, 2011, the lender MSHA, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. The operating general partner submitted a payment plan to the MSHA during the fourth quarter of 2011 to address these default issues; however, the operating general partner's proposal was denied by MSHA. MSHA called the note on the property and demanded either the immediate repayment of the outstanding mortgage balance due, or a foreclosure sale of the property at auction. The date of the foreclosure was set for September 12, 2012. The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. After exhausting all other alternatives, the investment general partner gave its consent and the operating general partner filed for bankruptcy on September 12, 2012. The property continues its daily operations while the operating general partner waits for the terms of receivership from the bankruptcy court. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. The property generated a small positive cash flow in 2011 and it averaged 88% occupancy for the year. Occupancy as of September 30, 2012 was 92%. The increased occupancy was a result of well-placed signage on the building, a recent increase in economic activity in the area and increased prospect follow-up. In the second quarter of 2012 the investment limited partner was notified that the second mortgage was delinquent. The second mortgage is a $250,000 mortgage held by the Mount Vernon Urban Renewal Agency (MVURA). The operating general partner has had ongoing discussions with MVURA in the hope of negotiating a forbearance agreement. To date, MVURA is cooperating with the operating general partner and has not issued a default notice. The operating general partner started to make payments again on the second mortgage in the second quarter of 2012 and made double payments in June and July in an effort to bring the loan current. All taxes, insurance, and payments on the first mortgage are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates.

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

In September 2012, the investment general partner transferred its interest in Soledad Enterprises, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,790,189 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 18

As of September 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 18 reflects a net loss from Operating Partnerships of $(384,196) and $(609,345), respectively, which includes depreciation and amortization of $770,108 and $941,997, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Leesville Elderly Apartments, a Louisiana Partnership (Leesville Elderly Apartments) is a 40-unit, family property located in Leesville, Louisiana. In March 2012, the property incurred $186,000 in damages from a hailstorm, resulting in an insurance claim. The operating general partner reported that all repairs were completed in July 2012. As of September 30, 2012, the property was 93% occupied and operating above breakeven. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Leesville Elderly Apartments. The mortgage, taxes, and insurance are current.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. The property operated below breakeven in 2011 due to low occupancy as it averaged 80% occupancy for the year. The continued struggle with vacancy is a direct reflection of economic conditions in Ripley, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As of September 30, 2012, occupancy was 88% with below breakeven operations. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2010 due to low occupancy and high operating expenses. In early 2011, a new management team was put in place to focus on occupancy and controlling expenses. Occupancy increased throughout 2011 ending at 95%, while the property continued to operate below breakeven. As of September 30, 2012, occupancy was 100%. Despite the improvement in occupancy, the property continued to operate below breakeven in 2012. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2006, and the increased vacancy along with high operating expenses have caused below breakeven operations. Operations improved in 2011 due to the expanded marketing efforts of a new onsite manager. The property averaged 88% occupancy for the year. Despite the improvement over the past years, the property continues to be monitored by the investment general partner as occupancy has decreased to 75% as of September 30, 2012. Occupancy has struggled due to soft market conditions. Management continues to increase advertising in surrounding areas and to offer incentives but has struggled to find qualified applicants. Although occupancy has decreased in 2012 the property is still operating above breakeven through the third quarter 2012. There was a site visit done in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Bear Creek of Naples (Bear Creek Apartments) is a 120-unit family development located in Naples, Florida. Occupancy remained strong in the third quarter of 2012, with September occupancy ending at 98%. However, the property continued to operate below breakeven due to high administrative and real estate tax expenses as well as a court ordered special assessment fee. The property's insurance payments are current but the real estate taxes are delinquent. The local tax authority has issued a tax certificate for the delinquent taxes, which will accrue interest until paid. The operating general partner has three years to pay the delinquent taxes before the property goes to tax sale. The operating general partner paid the 2010 real estate taxes in the first quarter of 2011, paid the 2011 real estate taxes in November 2011 and anticipates paying the 2009 real estate taxes in late 2012, which is within the allotted three year deadline before the property could face a tax sale. The 2012 taxes are anticipated to be paid when due. The mortgage was also delinquent until a settlement was reached at the end of May 2012 as the operating general partner stopped making mortgage payments in June 2010 in an attempt to focus the lender's attention on the property. During the second quarter of 2011, the operating general partner discussed with the investment general partner whether the Operating Partnership should declare bankruptcy in order to delay a foreclosure and to maintain control of the property. The investment general partner advised the operating general partner not to file for bankruptcy. However, on June 6, 2011 Bear Creek of Naples, Ltd. filed for Chapter 11 bankruptcy. Authority to do so was vested solely with the operating general partner; the investment limited partner did not consent to this action. The court ordered a monthly "special assessment" payment of $20,000 to the lender starting in July 2011 and continuing until a settlement was reached. In December 2011, May 2012 and March 2012 there were hearings with regard to a motion to reach an agreement on the appraised value of the property. During the July 26, 2012 hearing, the property value and new monthly payment of principal and interest were determined. The first mortgage's past due accrued interest and principal were eliminated and the interest rate was lowered. Additionally, a significant portion of the second mortgage's principal was wiped out and loan servicing fees, compliance monitoring fees, and interest accruals that arose prior to May 21, 2012 were waived. The property can support the new monthly debt service. Now that a settlement has been reached, the operating general partner will attend a hearing on October 31, 2012 where a final decree is expected to be issued that should take Bear Creek of Naples, Ltd out of Chapter 11. The operating general partner is attempting to find a buyer to acquire the operating general partner and investment limited partner interest. The investment general partner intends to continue to monitor the process. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Bear Creek of Naples. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Humboldt I, LP (Briarwood Apartments) is a 20-unit property located in Humboldt, IA. Operations have struggled at the property for the past several years due to low occupancy and high maintenance expenses related to resident turnover. Lack of cash flow and withdrawals to finance capital expenditures have resulted in an underfunding of the replacement reserve escrow. Historical and ongoing challenges cited by management include problem tenants that require eviction, difficulty attracting quality tenants, and the poor state of the local economy. Management relies heavily on outside contacts and referrals from the local housing authority, but also runs advertisements on a weekly basis in a free weekly advertiser that is distributed throughout town. Advertising has been expanded into surrounding towns to increase interest in the property. The property is operating under a Servicing Workout Plan approved by Rural Development on March 1, 2011. The plan aims to fully fund the replacement reserve escrow, reduce accounts payable, and increase occupancy. The plan has been effective as average occupancy in 2011 was 92%, and the property operated above breakeven. In addition, accounts payable have been reduced significantly and are now at manageable levels. The property is operating above breakeven through the third quarter of 2012. Occupancy is at 85% as of September 30, 2012. The investment general partner performed a site visit in June 2012 and the property was found to be in good condition. The mortgage, taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Humboldt I, LP.

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property is operating under a Servicing Workout Plan approved by Rural Development on October 1, 2010, which aims to fund the replacement reserves, make payables current, and resolve capital improvement issues through expanded marketing efforts to improve occupancy. In the summer of 2010 the operating general partner hired a new property manager and changed the name of the community to West Pine Homes with the hopes of improving the reputation of the property. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. Occupancy averaged 83% in 2011 and the property operated above breakeven. In 2012, occupancy has remained a concern as the property is 83% occupied as of September 30, 2012. Despite the inconsistent occupancy, the property has continued to operate above breakeven through the third quarter. The property is able to operate above breakeven at low occupancy levels because management keeps very tight control on expenses. The investment general partner intends to work closely with the operating general partner until occupancy improves and operations stabilize. The investment general partner performed a site visit in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In September 2012, the investment general partner transferred its interest in San Joaquin Enterprises III, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,681,071 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 19

As of September 30, 2012 and 2011 the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 19 reflects a net loss from Operating Partnerships of $(132,571) and $(392,897), respectively, which includes depreciation and amortization of $295,757 and $451,829, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project located in Carrollton, Missouri. The property was operating with below breakeven operations caused by low rental rates, high operating expenses, high utility costs and high debt service. The property averaged 99% occupancy in 2011 and continues to average 99% occupancy through September 2012. The property is operating above breakeven in 2012 due to a renegotiated debt service payment and lower utility expenses. Management has petitioned the Missouri Housing Development Commission (MHDC) for a $10 per unit rent increase effective January 2013 and expects a decision sometime in November 2012. The rent increase will add $4,200 annually to revenue. Over the past six years the City of Carrollton increased water and sewer rates to cover the repair of water lines, such that since 2005, water and sewer rates increased over 300%. While management continues to include similar water/sewer increases in its budgets, it significantly reduced water/sewer costs starting in 2011 when it discovered and repaired a leak to a city-owned, underground water pipe. The Operating Partnership received a rebate from the city in February 2012. This pipe, which may have been leaking since 2009, had drastically and improperly increased usage at the property. Water/sewer expenses are now roughly a third of previous years. To alleviate pressure on cash flow, in 2004, MHDC agreed to make the mortgage cash flow only for a year, which would then be revisited on a year-to-year basis. MHDC has since extended its deferral through the remaining term of the loan, in 2036. This allowed the property to drastically reduce its debt service payments and operating deficits. Site staff wages were also reduced $5 and $2 per hour for the manager and maintenance technician, respectively. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project in Rainsville, Alabama. Occupancy averaged 95% and 90% in 2010 and 2011, respectively. In order to improve occupancy and increase traffic at the property, management has been advertising in the local newspaper as well as posting fliers throughout the immediate area. A new site manager was hired in the second quarter of 2011, and regional management reports that she is very effective at collecting current and delinquent rents. To assist in improving property operations, Rural Development approved a $10 rent increase effective January 1, 2011. This caused 2011 revenue to improve by 9% despite the fact that occupancy decreased by 5%. Although operating expenses increased by 15% in 2011, the property was able to generate cash due to the higher revenue. Rural Development approved an additional rent increase of $15 that began on January 1, 2012. In the third quarter of 2012, occupancy dropped to 88%, with operations below breakeven status. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. Rents have been kept below the maximum allowable to remain competitive with two nearby tax credit properties developed within the past five years. Occupancy in 2012 remains strong through the third quarter of 2012 averaging 95%, with operations remaining below breakeven status. Move-outs continue due to the struggling local economy. The main reason for residents moving out is that they cannot afford to pay the rent or are evicted for non-payment. In 2012, rental rates continue to remain insufficient to cover expenses. Management continues to advertise in For Rent Magazine, and online, and has temporarily reduced selected one and two bedroom rents in order to improve occupancy. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage maturity date of August 2014. Most recently, the operating general partner contacted the lender to see if they could modify the loan terms. The lender has not been responsive to the request. Written documentation received confirms that the property's mortgage, real estate taxes and insurance payments are all current through September 2012. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2012, the investment general partner transferred its interest in Hebbronville Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $480,322 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Lone Star Seniors Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $566,795 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Martindale Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $619,411 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In September 2012, the investment general partner transferred its interest in Hollister Investment Group V to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,635,390 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $1,313 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,187 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,187 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In September 2012, the investment general partner transferred its interest in Jefferson Square to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,889,271 and cash proceeds to the investment partnership of $1,200,000. Of the total proceeds received, $68,587 represents reporting fees due to an affiliate of the investment partnership; and the balance represents proceeds from the transfer. Of the remaining proceeds, $13,400 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1,118,013 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,118,013 as of September 30, 2012.

Other Matters

The investment general partner has done a complete review of all properties located within federally declared disaster areas as a result of Hurricane Sandy.  While some properties sustained minor damage, there were no properties that were severely impacted by the storm. The investment general partner believes that none of the damage will have a material impact on property operations or the delivery of any remaining tax credits.

Off Balance Sheet Arrangements

None.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 14, 2012	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2012	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 14, 2012	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal