Form 10-Q
period 2012-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2013-02-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2012

                                             or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Part I. Financial information

Item 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED Balance Sheets 4

Condensed Balance Sheets Series 15 5

Condensed Balance Sheets Series 16 6

Condensed Balance Sheets Series 17 7

Condensed Balance Sheets Series 18 8

Condensed Balance Sheets Series 19 9

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

Condensed Statements of Operations Series 17 19

Condensed Statements of Operations Series 18 20

Condensed Statements of Operations Series 19 21

CONDENSED STATEmentS OF Changes in Partners' Capital (Deficit) 22

Condensed Statements of Changes in Partners' Capital (Deficit) Series 15 23

Condensed Statements of Changes in Partners' Capital (Deficit) Series 16 23

Condensed Statements of Changes in Partners' Capital (Deficit) Series 17 24

Condensed Statements of Changes in Partners' Capital (Deficit) Series 18 24

Condensed Statements of Changes in Partners' Capital (Deficit) Series 19 25

CONDENSED Statements of Cash Flows 26

Condensed Statements of Cash Flows Series 15 27

Condensed Statements of Cash Flows Series 16 28

Condensed Statements of Cash Flows Series 17 29

Condensed Statements of Cash Flows Series 18 30

Condensed Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

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

Recent Accounting Changes 74

Item 3. Quantitative and Qualitative Disclosures about market risk 75

Item 4. Controls and Procedures 75

Part II Other Information 76

Item 1. Legal Proceedings 76

Item 1A. Risk Factors 76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 76

Item 3. Defaults Upon Senior Securities 76

Item 4. Mine Safety Disclosures 76

Item 5. Other Information 76

Item 6. Exhibits 76

SIGNATURES 77

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 7,099,918	$ 4,880,195
Other assets	162,975	14,400
	$ 7,262,893	$ 4,894,595

LIABILITIES

Accounts payable & accrued expenses	$ 88,246	$ 29,746
Accounts payable affiliates (Note C)	24,809,365	24,351,080
Capital contributions payable	91,360	91,360
	24,988,971	24,472,186

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,992,202 outstanding	(15,693,538)	(17,526,537)
General Partner	(2,032,540)	(2,051,054)
	(17,726,078)	(19,577,591)
	$ 7,262,893	$ 4,894,595

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	December 31, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 204,746	$ 198,803
Other assets	-	-
	$ 204,746	$ 198,803

LIABILITIES

Accounts payable & accrued expenses	$ 17,846	$ 1,246
Accounts payable affiliates (Note C)	3,909,626	3,805,724
Capital contributions payable	-	-
	3,927,472	3,806,970

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,869,900 outstanding	(3,363,309)	(3,249,896)
General Partner	(359,417)	(358,271)
	(3,722,726)	(3,608,167)
	$ 204,746	$ 198,803

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	December 31, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 292,864	$ 360,565
Other assets	88,575	-
	$ 381,439	$ 360,565

LIABILITIES

Accounts payable & accrued expenses	$ 23,900	$ 5,000
Accounts payable affiliates (Note C)	8,590,546	8,521,279
Capital contributions payable	50,008	50,008
	8,664,454	8,576,287

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,427,102 outstanding	(7,733,576)	(7,666,956)
General Partner	(549,439)	(548,766)

	(8,283,015)	(8,215,722)
	$ 381,439	$ 360,565

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	December 31, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 604,325	$ 344,436
Other assets	4,400	4,400
	$ 608,725	$ 348,836

LIABILITIES

Accounts payable & accrued expenses	$ 22,000	$ 18,500
Accounts payable affiliates (Note C)	7,098,711	7,003,068
Capital contributions payable	22,798	22,798
	7,143,509	7,044,366

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,999,000 outstanding	(6,048,658)	(6,207,797)
General Partner	(486,126)	(487,733)
	(6,534,784)	(6,695,530)
	$ 608,725	$ 348,836

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	December 31, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 970,191	$ 164,525
Other assets	70,000	10,000
	$ 1,040,191	$ 174,525

LIABILITIES

Accounts payable & accrued expenses	$ 8,500	$ 5,000
Accounts payable affiliates (Note C)	5,210,482	5,021,009
Capital contributions payable	18,554	18,554
	5,237,536	5,044,563

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(3,845,144)	(4,511,110)
General Partner	(352,201)	(358,928)
	(4,197,345)	(4,870,038)
	$ 1,040,191	$ 174,525

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	December 31, 2012	March 31, 2012
ASSETS

Cash and cash equivalents	$ 5,027,792	$ 3,811,866
Other assets	-	-
	$ 5,027,792	$ 3,811,866

LIABILITIES

Accounts payable & accrued expenses	$ 16,000	$ -
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	16,000	-

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	5,297,149	4,109,222
General Partner	(285,357)	(297,356)
	5,011,792	3,811,866
	$ 5,027,792	$ 3,811,866

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$ 4,942	$ 6,499
Other income	30,391	2,226
	35,333	8,725

Share of Income from Operating Partnerships(Note D)	1,270,582	352,550

Expenses
Professional fees	3,694	9,630
Fund management fee, net (Note C)	134,746	246,200
General and administrative expenses	52,735	39,606
	191,175	295,436

NET INCOME (LOSS)	$ 1,114,740	$ 65,839

Net income (loss) allocated to limited assignees	$ 1,103,592	$ 65,180

Net income (loss) allocated to general partner	$ 11,148	$ 659

Net income (loss) per BAC	$ .05	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 15

	2012	2011

Income
Interest income	$ 145	$ 375
Other income	-	49
	145	424

Share of Income from Operating Partnerships(Note D)	20,025	325,050

Expenses
Professional fees	623	1,898
Fund management fee, net (Note C)	30,057	16,353
General and administrative expenses	10,540	7,826
	41,220	26,077

NET INCOME (LOSS)	$ (21,050)	$ 299,397

Net income (loss) allocated to limited assignees	$ (20,840)	$ 296,403

Net income (loss) allocated to general partner	$ (210)	$ 2,994

Net income (loss) per BAC	$ (.01)	$ .08

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2012	2011

Income
Interest income	$ 134	$ 444
Other income	400	5
	534	449

Share of Income from Operating Partnerships(Note D)	78,196	-

Expenses
Professional fees	-	2,036
Fund management fee, net (Note C)	50,148	76,074
General and administrative expenses	13,070	9,781
	63,218	87,891

NET INCOME (LOSS)	$ 15,512	$ (87,442)

Net income (loss) allocated to limited assignees	$ 15,357	$ (86,568)

Net income (loss) allocated to general partner	$ 155	$ (874)

Net income (loss) per BAC	$ .00	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2012	2011

Income
Interest income	$ 137	$ 363
Other income	1,558	692
	1,695	1,055

Share of Income from Operating Partnerships(Note D)	315,625	27,500

Expenses
Professional fees	341	1,965
Fund management fee, net (Note C)	5,271	56,290
General and administrative expenses	11,219	8,409
	16,831	66,664

NET INCOME (LOSS)	$ 300,489	$ (38,109)

Net income (loss) allocated to limited assignees	$ 297,484	$ (37,728)

Net income (loss) allocated to general partner	$ 3,005	$ (381)

Net income (loss) per BAC	$ .06	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 18

	2012	2011

Income
Interest income	$ 70	$ 68
Other income	28,433	1,215
	28,503	1,283

Share of Income from Operating Partnerships(Note D)	818,501	-

Expenses
Professional fees	1,805	1,848
Fund management fee, net (Note C)	38,438	65,733
General and administrative expenses	9,195	6,871
	49,438	74,452

NET INCOME (LOSS)	$ 797,566	$ (73,169)

Net income (loss) allocated to limited assignees	$ 789,590	$ (72,437)

Net income (loss) allocated to general partner	$ 7,976	$ (732)

Net income (loss) per BAC	$ .22	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2012	2011

Income
Interest income	$ 4,456	$ 5,249
Other income	-	265
	4,456	5,514

Share of Income from Operating Partnerships(Note D)	38,235	-

Expenses
Professional fees	925	1,883
Fund management fee, net (Note C)	10,832	31,750
General and administrative expenses	8,711	6,719
	20,468	40,352

NET INCOME (LOSS)	$ 22,223	$ (34,838)

Net income (loss) allocated to limited assignees	$ 22,001	$ (34,490)

Net income (loss) allocated to general partner	$ 222	$ (348)

Net income (loss) per BAC	$ .01	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$ 15,281	$ 21,060
Other income	63,193	28,450
	78,474	49,510

Share of Income from Operating Partnerships(Note D)	2,584,971	800,440

Expenses
Professional fees	142,699	153,808
Fund management fee, net (Note C)	561,302	727,934
General and administrative expenses	107,931	80,090
	811,932	961,832

NET INCOME (LOSS)	$ 1,851,513	$ (111,882)

Net income (loss) allocated to limited assignees	$ 1,832,999	$ (110,763)

Net income (loss) allocated to general partner	$ 18,514	$ (1,119)

Net income (loss) per BAC	$ .08	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2012	2011

Income
Interest income	$ 505	$ 1,182
Other income	856	1,318
	1,361	2,500

Share of Income from Operating Partnerships(Note D)	40,762	325,050

Expenses
Professional fees	30,722	34,627
Fund management fee, net (Note C)	105,855	98,566
General and administrative expenses	20,105	15,161
	156,682	148,354

NET INCOME (LOSS)	$ (114,559)	$ 179,196

Net income (loss) allocated to limited assignees	$ (113,413)	$ 177,404

Net income (loss) allocated to general partner	$ (1,146)	$ 1,792

Net income (loss) per BAC	$ (.03)	$ .05

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2012	2011

Income
Interest income	$ 614	$ 1,501
Other income	1,637	2,024
	2,251	3,525

Share of Income from Operating Partnerships(Note D)	172,649	148,294

Expenses
Professional fees	34,507	37,971
Fund management fee, net (Note C)	183,584	179,316
General and administrative expenses	24,102	18,691
	242,193	235,978

NET INCOME (LOSS)	$ (67,293)	$ (84,159)

Net income (loss) allocated to limited assignees	$ (66,620)	$ (83,317)

Net income (loss) allocated to general partner	$ (673)	$ (842)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2012	2011

Income
Interest income	$ 575	$ 1,361
Other income	11,427	14,309
	12,002	15,670

Share of Income from Operating Partnerships(Note D)	336,562	227,646

Expenses
Professional fees	32,574	32,980
Fund management fee, net (Note C)	132,605	165,093
General and administrative expenses	22,639	17,291
	187,818	215,364

NET INCOME (LOSS)	$ 160,746	$ 27,952

Net income (loss) allocated to limited assignees	$ 159,139	$ 27,672

Net income (loss) allocated to general partner	$ 1,607	$ 280

Net income (loss) per BAC	$ .03	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2012	2011

Income
Interest income	$ 172	$ 534
Other income	39,433	10,485
	39,605	11,019

Share of Income from Operating Partnerships(Note D)	839,438	-

Expenses
Professional fees	24,359	25,549
Fund management fee, net (Note C)	163,357	185,196
General and administrative expenses	18,634	14,260
	206,350	225,005

NET INCOME (LOSS)	$ 672,693	$ (213,986)

Net income (loss) allocated to limited assignees	$ 665,966	$ (211,846)

Net income (loss) allocated to general partner	$ 6,727	$ (2,140)

Net income (loss) per BAC	$ .18	$ (.06)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2012	2011

Income
Interest income	$ 13,415	$ 16,482
Other income	9,840	314
	23,255	16,796

Share of Income from Operating Partnerships(Note D)	1,195,560	99,450

Expenses
Professional fees	20,537	22,681
Fund management fee, net (Note C)	(24,099)	99,763
General and administrative expenses	22,451	14,687
	18,889	137,131

NET INCOME (LOSS)	$ 1,199,926	$ (20,885)

Net income (loss) allocated to limited assignees	$ 1,187,927	$ (20,676)

Net income (loss) allocated to general partner	$ 11,999	$ (209)

Net income (loss) per BAC	$ .29	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(17,526,537)	$ (2,051,054)	$(19,577,591)

Net income (loss)	1,832,999	18,514	1,851,513

Partners' capital (deficit), December 31, 2012	$(15,693,538)	$ (2,032,540)	$(17,726,078)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2012	$ (3,249,896)	$ (358,271)	$ (3,608,167)

Net income (loss)	(113,413)	(1,146)	(114,559)

Partners' capital (deficit), December 31, 2012	$ (3,363,309)	$ (359,417)	$ (3,722,726)

Series 16
Partners' capital (deficit) April 1, 2012	$ (7,666,956)	$ (548,766)	$ (8,215,722)

Net income (loss)	(66,620)	(673)	(67,293)

Partners' capital (deficit), December 31, 2012	$ (7,733,576)	$ (549,439)	$ (8,283,015)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2012	$ (6,207,797)	$ (487,733)	$ (6,695,530)

Net income (loss)	159,139	1,607	160,746

Partners' capital (deficit), December 31, 2012	$ (6,048,658)	$ (486,126)	$ (6,534,784)

Series 18
Partners' capital (deficit) April 1, 2012	$ (4,511,110)	$ (358,928)	$ (4,870,038)

Net income (loss)	665,966	6,727	672,693

Partners' capital (deficit), December 31, 2012	$ (3,845,144)	$ (352,201)	$ (4,197,345)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2012	$ 4,109,222	$ (297,356)	$ 3,811,866

Net income (loss)	1,187,927	11,999	1,199,926

Partners' capital (deficit), December 31, 2012	$ 5,297,149	$ (285,357)	$ 5,011,792

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ 1,851,513	$ (111,882)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(2,584,971)	(800,440)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	58,500	56,500
(Increase) Decrease in other assets	(148,575)	61,538
(Decrease) Increase in accounts payable affiliates	458,285	207,603

Net cash (used in) provided by operating activities	(365,248)	(586,681)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,584,971	798,656

Net cash provided by investing activities	2,584,971	798,656

Cash flows from financing activities:

Distributions	-	(261,830)

Net cash used in financing activities	-	(261,830)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,219,723	(49,855)

Cash and cash equivalents, beginning	4,880,195	5,463,659

Cash and cash equivalents, ending	$ 7,099,918	$ 5,413,804

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (114,559)	$ 179,196
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(40,762)	(325,050)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	16,600	10,000
(Increase) Decrease in other assets	-	69,038
(Decrease) Increase in accounts payable affiliates	103,902	29,752

Net cash (used in) provided by operating activities	(34,819)	(37,064)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	40,762	325,050

Net cash provided by investing activities	40,762	325,050

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,943	287,986

Cash and cash equivalents, beginning	198,803	299,446

Cash and cash equivalents, ending	$ 204,746	$ 587,432

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ (67,293)	$ (84,159)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(172,649)	(148,294)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	18,900	31,500
(Increase) Decrease in other assets	(88,575)	2,500
(Decrease) Increase in accounts payable affiliates	69,267	139,716

Net cash (used in) provided by operating activities	(240,350)	(58,737)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	172,649	146,510

Net cash provided by investing activities	172,649	146,510

Cash flows from financing activities:
		-
Distributions	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,701)	87,773

Cash and cash equivalents, beginning	360,565	416,806

Cash and cash equivalents, ending	$ 292,864	$ 504,579

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ 160,746	$ 27,952
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(336,562)	(227,646)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	15,000
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	95,643	(3,880)

Net cash (used in) provided by operating activities	(76,673)	(188,574)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	336,562	227,646

Net cash provided by investing activities	336,562	227,646

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	259,889	39,072

Cash and cash equivalents, beginning	344,436	328,413

Cash and cash equivalents, ending	$ 604,325	$ 367,485

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ 672,693	$ (213,986)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(839,438)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	-
(Increase) Decrease in other assets	(60,000)	(10,000)
(Decrease) Increase in accounts payable affiliates	189,473	42,015

Net cash (used in) provided by operating activities	(33,772)	(181,971)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	839,438	-

Net cash provided by investing activities	839,438	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	805,666	(181,971)

Cash and cash equivalents, beginning	164,525	293,045

Cash and cash equivalents, ending	$ 970,191	$ 111,074

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2012	2011
Cash flows from operating activities:

Net Income (Loss)	$ 1,199,926	$ (20,885)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(1,195,560)	(99,450)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	16,000	-
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	20,366	(120,335)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,195,560	99,450

Net cash provided by investing activities	1,195,560	99,450

Cash flows from financing activities:

Distributions	-	(261,830)

Net cash used in financing activities	-	(261,830)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,215,926	(282,715)

Cash and cash equivalents, beginning	3,811,866	4,125,949

Cash and cash equivalents, ending	$ 5,027,792	$ 3,843,234

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012

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
December 31, 2012

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2012 and for the nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended December 31, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ 40,046	$ 46,983
Series 16	73,338	77,025
Series 17	72,321	76,410
Series 18	61,491	66,783
Series 19	20,457	38,250
	$267,653	$305,451

The fund management fees paid for the three months ended December 31, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ -	$ -
Series 16	-	-
Series 17	-	-
Series 18	-	-
Series 19	20,457	38,250
	$ 20,457	$ 38,250

The fund management fees paid for the nine months ended December 31, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ 25,000	$ 125,000
Series 16	157,500	130,000
Series 17	127,500	245,000
Series 18	-	-
Series 19	88,573	114,750
	$ 398,573	$ 614,750

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2012 and 2011, the Fund had limited partnership interests in 111 and 135 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2012 and 2011 is as follows:

	2012	2011
Series 15	25	30
Series 16	31	38
Series 17	25	27
Series 18	21	24
Series 19	9	16
	111	135

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2012 and 2011 are as follows:

	2012	2011
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	22,798	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 91,360	$ 91,360

During the nine months ended December 31, 2012 the Fund disposed of twenty-three Operating Partnership. A summary of the dispositions by Series for December 31, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 15	5	-	$40,762	$40,762
Series 16	7	-	172,649	172,649
Series 17	1	1	336,562	336,562
Series 18	1	1	839,438	839,438
Series 19	7	-	1,195,560	1,195,560

Total	21	2	$2,584,971	$2,584,971

* Fund proceeds from disposition include $65,000 and $70,000 recorded as a receivable as of December 31, 2012, for Series 16 and Series 18 respectively.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2012.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2012	2011

Revenues
Rental	$ 20,340,096	$ 24,391,466
Interest and other	624,338	832,050

	20,964,434	25,223,516

Expenses
Interest	3,441,483	4,149,543
Depreciation and amortization	5,201,137	6,586,246
Operating expenses	14,778,474	17,516,035
	23,421,094	28,251,824

NET LOSS	$(2,456,660)	$(3,028,308)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(2,432,093)	$(2,998,024)

Net loss allocated to other Partners	$ (24,567)	$ (30,284)

* Amounts include $2,432,093 and $2,998,024 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2012	2011

Revenues
Rental	$ 3,714,300	$ 4,397,416
Interest and other	121,454	83,887

	3,835,754	4,481,303

Expenses
Interest	599,598	684,373
Depreciation and amortization	972,433	1,171,193
Operating expenses	2,672,319	3,207,385
	4,244,350	5,062,951

NET LOSS	$ (408,596)	$ (581,648)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (404,510)	$ (575,832)

Net loss allocated to other Partners	$ (4,086)	$ (5,816)

* Amounts include $404,510 and $575,832 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2012	2011

Revenues
Rental	$ 5,089,251	$ 6,602,152
Interest and other	128,239	228,396

	5,217,490	6,830,548

Expenses
Interest	895,989	1,069,396
Depreciation and amortization	1,279,414	1,818,669
Operating expenses	3,724,846	4,586,972
	5,900,249	7,475,037

NET LOSS	$ (682,759)	$ (644,489)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (675,931)	$ (638,044)

Net loss allocated to other Partners	$ (6,828)	$ (6,445)

* Amounts include $675,931 and $638,044 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2012	2011

Revenues
Rental	$ 5,938,855	$ 6,443,794
Interest and other	155,408	179,070

	6,094,263	6,622,864

Expenses
Interest	892,834	1,037,326
Depreciation and amortization	1,510,197	1,557,317
Operating expenses	4,353,669	4,525,702
	6,756,700	7,120,345

NET LOSS	$ (662,437)	$ (497,481)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (655,812)	$ (492,505)

Net loss allocated to other Partners	$ (6,625)	$ (4,976)

* Amounts include $655,812 and $492,505 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2012	2011

Revenues
Rental	$ 4,101,123	$ 4,480,877
Interest and other	132,803	250,647

	4,233,926	4,731,524

Expenses
Interest	751,111	823,207
Depreciation and amortization	1,050,076	1,369,551
Operating expenses	2,941,673	3,340,734
	4,742,860	5,533,492

NET LOSS	$ (508,934)	$ (801,968)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (503,845)	$ (793,948)

Net loss allocated to other Partners	$ (5,089)	$ (8,020)

* Amounts include $503,845 and $793,948 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2012	2011

Revenues
Rental	$ 1,496,567	$ 2,467,227
Interest and other	86,434	90,050

	1,583,001	2,557,277

Expenses
Interest	301,951	535,241
Depreciation and amortization	389,017	669,516
Operating expenses	1,085,967	1,855,242
	1,776,935	3,059,999

NET LOSS	$ (193,934)	$ (502,722)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (191,995)	$ (497,695)

Net loss allocated to other Partners	$ (1,939)	$ (5,027)

* Amounts include $191,995 and $497,695 for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2012 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2012 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2012 were $267,653 and total fund management fees accrued as of December 31, 2012 were $24,174,003. During the three months ended December 31, 2012, $20,457 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2012, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2012 there were no advances. Below is a summary, by series, of the total advances made to date.
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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 43 of the Operating Partnerships.

During the quarter ended December 31, 2012, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2012.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 33 of the Operating Partnerships.

During the quarter ended December 31, 2012, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of December 31, 2012. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 24 of the Operating Partnerships.

During the quarter ended December 31, 2012, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of December 31, 2012. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 13 of the Operating Partnerships.

During the quarter ended December 31, 2012, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2012. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 17 of the Operating Partnerships.

During the quarter ended December 31, 2012, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2012.

Results of Operations

As of December 31, 2012 and 2011, the Fund held limited partnership interests in 111 and 135 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2012 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 40,046	$ 9,989	$ 30,057
Series 16	73,338	23,190	50,148
Series 17	72,321	67,050	5,271
Series 18	61,491	23,053	38,438
Series 19	20,457	9,625	10,832
	$267,653	$132,907	$ 134,746
	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 15	$128,902	$ 23,047	$ 105,855
Series 16	226,767	43,183	183,584
Series 17	223,143	90,538	132,605
Series 18	189,473	26,116	163,357
Series 19	88,573	112,672	(24,099)
	$856,858	$295,556	$ 561,302

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%.  The series had a total of 25 properties December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 15 reflects a net loss from Operating Partnerships of $(408,596) and $(581,648), respectively, which includes depreciation and amortization of $972,433 and $1,171,193, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2011, occupancy averaged 53%, down from 61% in 2010. The property generated an $18,715 deficit in 2011, which was primarily funded by accruing management fees and management payroll due to an affiliate of the operating general partner. The operating general partner has historically funded operating deficits in this manner. Through December 2012, the property is averaging 49% occupancy and is operating below breakeven. On November 12, 2011, a fire occurred at the property, which started as a grease fire in a resident's kitchen. One apartment was a total loss, and another suffered smoke and water damage. One resident had their lease terminated, and the other resident was moved into a vacant unit. Repairs totaling approximately $95,000 were completed in September 2012, and the two damaged units are back on-line. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% in both 2011 and 2010. In 2012 average occupancy improved slightly to 63% and the property was 67% occupied as of December 31, 2012. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite operating expenses that are tightly controlled and below the state's average, the property operated below breakeven in 2012 and 2011. Operating deficits were funded primarily by withdrawals from the replacement reserve. The property operated at about breakeven in 2010. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of December 31, 2012. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. It is unlikely that any proceeds will be available to the investment limited partners from the disposition of the property or Operating Partnership.

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

In September 2012, the investment general partner transferred its interest in Investment Group of Payson to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,394,713 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $763 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,737 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,737 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012,the investment general partner transferred its interest in Grantsville Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,398,355 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012, the investment general partner transferred its interest in Shenandoah Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,385,751 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012, the investment general partner transferred its interest in Westernport Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,400,157 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Bridlewood, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $726,108 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $6,875 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $525 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $525 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 16

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 31 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 16 reflects a net loss from Operating Partnerships of $(682,759) and $(644,489), respectively, which includes depreciation and amortization of $1,279,414 and $1,818,669, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. During the first quarter of 2012 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011 and the property averaged 82% occupancy in the first half of 2012. As of December 2012, the property was 80% occupied. Occupancy declined due to high unemployment and an overall trend of household consolidation in the market. The property has recently hired new onsite and district managers. They continue to increase marketing efforts and are offering tenant referral incentives to counter the effects of the soft rental market on occupancy. As a result of the decreased occupancy, the property continues to operate below breakeven. An effort to appeal the 2012 tax bill was successful and a 50% reduction will be realized on the upcoming tax bill that will improve the property's cash flow. The operating general partner is funding deficits as needed. The mortgage payments, taxes, and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions. Many employers have either closed or continue to significantly reduce employee hours. As a result of a large portion of the tenant base being composed of hourly-wage employees, evictions and move-outs have increased. In addition, several tenants requiring greater personal care have transferred to nursing home facilities, causing occupancy to decline further. Because of the property's rural location, traffic at the site has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and by having brightly colored directional signage installed. Additionally, a tenant referral program has been implemented and move-in specials are being offered. These efforts have been successful, as occupancy increased from 63% in January 2012 to 83% in December 2012. However, due to the high vacancy loss experienced in the first half of the year, the property continues to operate below breakeven. The operating general partner recently reported a successful tax appeal effort which will reduce property taxes, and was successful in reducing maintenance costs in the fourth quarter. The deficit is being funded through the accrual of related party management fees. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. Occupancy at the end of the fourth quarter of 2012 was 98%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2011 due to cash flow shortfalls. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender has commenced foreclosure proceedings. The redemption period for the foreclosure in this action is six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period ended on August 23, 2012. A foreclosure sale occurring in 2012 would not result in any recapture or penalties because the property is beyond the compliance period. A local developer bought the loan at sheriff's sale from the lender. The operating general partner then bought the property back from the local developer. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons.

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

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. Through the fourth quarter of 2012 the property continues to operate below breakeven due to insufficient rental rates, inconsistent occupancy and high operating expenses. After averaging 85% occupancy in 2011, and reaching 100% occupancy in June 2012, the property backtracked in the second half of 2012 due to two resident deaths and the relocation of two others to extended care facilities. The property is 80% occupied as of December 2012. To increase leasing activity and improve operating efficiency, management will remove and replace the property management and maintenance staff and hopes to complete the process by the end of January 2013. Management continues to advertise in the local newspaper and place fliers in area schools and at the local community center, but persistent low employment and a depressed local economy continue to present leasing challenges. A $15 per unit per month rent increase approved by the Missouri Housing Development Commission (MHDC) and implemented in January 2012 improved revenue, but not enough to greatly improve performance. MHDC approved management's petition for an additional $15 per unit, per month, effective January 1, 2013. This will raise an additional $3,600 annually and while it would again improve revenue, it is unlikely to have enough of an impact to greatly affect performance without increased occupancy. High operating expenses continue to be an issue due to increased legal fees tied to collections, high utility costs and maintenance costs related to vacant unit turnovers. All taxes, insurance and mortgage payments are current as of December 31, 2012. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2011, the investment general partner transferred its interest in Victoria Pointe RRH to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,374,232 and cash proceeds to the investment partnership of $28,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $23,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment of up to $75,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $23,000 as of June 30, 2011.

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

Meadows of Southgate L.D.H.A., LP (Meadows of Southgate) is an 83-unit elderly property located in Southgate, Michigan. During the fourth quarter of 2012 the property continued to operate below breakeven largely due to ongoing occupancy challenges caused by a weak rental market. Occupancy averaged 58% in 2011, and as of December 2012, the property was 76% occupied. The operating general partner confirmed that the Down River area of Detroit is still dealing with a very soft rental market and that the reduction of supportive services in Wayne County is exacerbating the situation. The management agent, an affiliate of the operating general partner, continues to focus on improving occupancy through marketing initiatives including rental concessions, lowered rental rates, and extended leasing office hours. A recent Craigslist advertising campaign has been the primary cause of the improvement in occupancy in 2012. Deficits are being funded through the accrual of related party management fees. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2012, the investment general partner transferred its interest in Eastman Elderly Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,089,806 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $78,516 maturing on December 31, 2012. Of the amounts payable under the Note, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $73,516 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $73,516 as of September 30, 2012. In December 2012, additional sale proceeds of $557 were received and returned to the cash reserves held by Series 16.

In September 2012, the investment general partner transferred its interest in Willcox Investment Group II, An AZ Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,025,098 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Anson Limited Partnership (Parkwood Apartments) is a 24-unit, elderly property located in Anson, ME. The property had been averaging 94% occupancy since 2010. However, occupancy dropped from 91% in June 2012 to 75% in December 2012. Operations remain below breakeven due to high operating expenses. Utilities, administrative and maintenance expenses continue to increase. Turnover costs are high due to the replacement of appliances and flooring. The personal representative of the operating general partner has recently taken numerous improper and illegal actions with respect to the Operating Partnership. The personal representative of the operating general partner has removed the management company in place without approval from Rural Development. The personal representative is temporarily self-managing the property until the management approval package has been submitted and approved. The investment general partner has sent the personal representative a certified letter from its attorneys inquiring about the maintenance of the property, the status of the management company in place, previous commingling of Operating Partnership funds, detailed information regarding the operations and expenses, and unpaid guaranteed fees. The investment general partner recently spoke with the operating general partner and he confirmed that he received the certified letter. He explained that Rural Development approved the new management company to be put in place. However, the investment general partner has not received any paperwork to approve this management change. In regards to the operations of the property the financials submitted are inaccurate and the investment general partner is waiting for updated financials to be sent. The low income housing tax credit compliance period expired on December 31, 2007.

In December 2012, the investment general partner transferred its interest in Bentonia Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $783,133 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $1,050 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,350 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,350 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Joiner Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $681,441 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $6,361 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,039 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,039 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Tchula Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $760,436 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $2,150 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,250 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,250 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Turtle Creek Family LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $790,251 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $7,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of December 31, 2012.In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Twin Oaks Associates LP (VA) to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,343,303 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $70,000 maturing on June 30, 2013. Of the amounts payable under the Note, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $65,000 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. A receivable in the amount of $65,000 was recorded for Series 16 as of December 31, 2012. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,000 as of December 31, 2012.

Series 17

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%.  The series had a total of 25 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 17 reflects a net loss from Operating Partnerships of $(662,437) and $(497,481), respectively, which includes depreciation and amortization of $1,510,197 and $1,557,317, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property operated below breakeven in 2011 and continues to operate below breakeven in 2012 due to insufficient rental rates, high debt service, and a default by the operating general partner on the debt and subsequent bankruptcy filing by the Operating Partnership. After averaging 94% occupancy in 2011, the property reached a high of 97% in August 2012. Occupancy as of December 2012 was 93%. Management had proposed a rent increase in its 2012 budget to partially offset high debt service, but their request was denied by Maine State Housing Authority (MSHA). A second request made to MSHA for a $10 per unit, per month rent increase, to be effective January 1, 2013, was approved and was be implemented as planned. This will add an additional $3,600 annually to revenue but will not on its own be enough to push operations above breakeven.

On October 11, 2011, MSHA, the mortgage lender, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Operating Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the insurance payment issue had been resolved and the operating general partner had submitted a payment plan to MSHA to address the remaining default issues. In August 2012, it was learned that the operating general partner's proposal was denied by MSHA and that MSHA had called the note on the property, demanding either the immediate repayment of the outstanding mortgage balance due, or a foreclosure sale of the property at auction. The date of the foreclosure was set for September 12, 2012.

The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. After exhausting all other alternatives, the investment general partner gave its consent and the operating general partner filed for bankruptcy on September 12, 2012. The property continues its daily operations while in receivership and takes direction from the trustee appointed by the bankruptcy court. The operating general partner is in negotiations with MSHA to restructure the debt at a lower interest rate. The operating general partner projects that a new agreement will decrease the interest rate on the loan by two to three percentage points annually and include a balloon payment due at the end of year five. This would produce a savings of more than $50,000 annually and would likely allow the property to operate above breakeven. At the end of year five, the operating general partner plans to explore various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2011 due to high vacancy, insufficient rental rates, high operating expenses, and high debt service. Through December 2012, the property continues to operate below breakeven due to low occupancy and rental rates, high maintenance expenses, a high interest rate on the debt, and a default by the operating general partner on the debt and subsequent bankruptcy filing by the Operating Partnership. After averaging 77% occupancy in 2011, occupancy has increased to 81% as of December 2012. Improving occupancy is a challenge due to the property's poor physical condition, the lack of available rent-ready units, and its isolated location. Management indicated that the closing of the nearby Brunswick Naval Air Station in May 2011 has affected occupancy through subsequent high local unemployment and led to the relocation of many potential new tenants. Management has no plans to petition MSHA for a rental increase until occupancy improves. Higher operating expenses in 2012 are the result of management's efforts to improve the quality of its resident base by aggressively pursuing collections and the eviction of non-performing tenants and the high cost of vacant unit turnover caused by the poor condition of the buildings.

On October 11, 2011, the lender, MSHA, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Operating Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. The operating general partner submitted a payment plan to the MSHA during the fourth quarter of 2011 to address these default issues; however, the operating general partner's proposal was denied by MSHA. MSHA called the note on the property and demanded either the immediate repayment of the outstanding mortgage balance due, or a foreclosure sale of the property at auction. The date of the foreclosure was set for September 12, 2012. The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. After exhausting all other alternatives, the investment general partner gave its consent and the operating general partner filed for bankruptcy on September 12, 2012.

The property continues its daily operations while in receivership and takes direction from the trustee appointed by the bankruptcy court. The operating general partner is in negotiations with MSHA to restructure the debt at a lower interest rate. The operating general partner projects that a new agreement will decrease the interest rate on the loan by two to three percentage points annually and include a balloon payment due at the end of year five. This would produce a savings of more than $30,000 annually and would likely allow the property to operate above breakeven. At the end of year five, the operating general partner plans to explore various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership.

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. The property generated a small positive cash flow in 2011 and it averaged 88% occupancy for the year. The property continued to operate slightly above breakeven in 2012 and occupancy as of December 31, 2012 was 92%. In the second quarter of 2012 the investment limited partner was notified that the second mortgage was delinquent. The second mortgage is a $250,000 mortgage held by the Mount Vernon Urban Renewal Agency (MVURA). The operating general partner has had successful discussions with MVURA and no payments are being required at this time due to a pending debt restructure.  To date, MVURA is cooperating with the operating general partner and has not issued a default notice.  The operating general partner expects the debt restructure will allow the property to meet its debt service and will resolve the delinquent debt payment issue. All taxes, insurance, and payments on the first mortgage are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In September 2012, the investment general partner transferred its interest in Soledad Enterprises, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,790,189 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner of Briarwood of DeKalb, LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 20, 2012. The sales price of the property was $1,200,000, which included the outstanding mortgage balance of approximately $612,300 and cash proceeds to the investment partnership of $386,367. Of the total proceeds received by the investment partnership, $63,242 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $315,625 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $315,625 as of December 31, 2012.

Series 18

As of December 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%.  The series had a total of 21 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 18 reflects a net loss from Operating Partnerships of $(508,934) and $(801,968), respectively, which includes depreciation and amortization of $1,050,076 and $1,369,551, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. As of December 31, 2012, occupancy was 83% and the property was operating below breakeven. The continued struggle with vacancy is a direct reflection of economic conditions in Ripley, where ongoing job losses have led to increased evictions and migration from the area. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2010 due to low occupancy and high operating expenses. In early 2011, a new management team was put in place to focus on improving occupancy and controlling expenses. Occupancy increased throughout 2011 ending at 95%, while the property continued to operate below breakeven due to high maintenance expenses. As of December 31, 2012, occupancy was 93% and 2012 average physical occupancy increased to 96%. Maintenance expenses have declined as a result of occupancy stabilizing. Despite the improvement in occupancy, the property continued to operate below breakeven in 2012. However, the deficit will be less than the prior year. All mortgage, insurance, and tax payments are current. The operating general partner has stated that the projected deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2006, and the increased vacancy along with high operating expenses have caused below breakeven operations. Operations improved in 2011 due to the expanded marketing efforts of a new onsite manager. The property averaged 88% occupancy for the year. Despite the improvement in 2011, the property continues to be monitored by the investment general partner as occupancy has decreased to 71% as of December 31, 2012. Occupancy has struggled due to soft market conditions. Management continues to increase advertising in surrounding areas and to offer incentives but has struggled to find qualified applicants. The property is operating slightly below breakeven through the fourth quarter of 2012 due to decreased rental income caused by the poor occupancy. A site visit was completed in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In November 2012, the operating general partner of Bear Creek of Naples entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 12, 2012. The sales price of the property was $6,960,000, which included the outstanding mortgage balance of approximately $4,608,790 and cash proceeds to the investment partnership of $833,501. Of the total proceeds received by the investment partnership, $15,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $818,501 were returned to cash reserves held by Series 18.The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $818,501 as of December 31, 2012. The gain on the sale includes a receivable in the amount of $70,000, which was recorded for Series 18 as of December 31, 2012.

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

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at this property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property was previously operating under a Servicing Workout Plan approved by Rural Development which expired on September 30, 2012. The Plan aimed to fund the replacement reserves, make payables current, and resolve capital improvement issues through expanded marketing efforts to improve occupancy. Currently, a new workout plan for the property is being reviewed by Rural Development. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. Occupancy averaged 83% in 2011 and the property operated above breakeven. In 2012, occupancy remained a concern as the property was 75% occupied as of December 31, 2012. Despite the inconsistent occupancy, the property has continued to operate above breakeven through the fourth quarter of 2012. The property is able to operate above breakeven at low occupancy levels because management keeps very tight control on expenses. The investment general partner performed a site visit in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In September 2012, the investment general partner transferred its interest in San Joaquin Enterprises III, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,681,071 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 19

As of December 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 19 reflects a net loss from Operating Partnerships of $(193,934) and $(502,722), respectively, which includes depreciation and amortization of $389,017 and $669,516, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project located in Carrollton, Missouri. The property was operating with below breakeven operations caused by low rental rates, high operating expenses, high utility costs and high debt service. The property averaged 99% occupancy in 2011 and continues to maintain high occupancy in 2012 finishing at 100% as of December 2012. The property is operating above breakeven through December 2012 despite low rental rates in 2012 due to continued high occupancy, tight control of operating costs and the renegotiation of its debt service. Management petitioned the Missouri Housing Development Commission (MHDC) for a rent increase, to be effective May 1, 2013, of $15 per unit per month on its one and two bedroom units, a $25 per unit per month on its three bedroom units, and a $30 per unit per month increase on its four bedroom apartments; and expects to receive approval in the first quarter 2013. This is projected to increase revenue by $5,400 in 2013 and add an additional $8,100 annually thereafter. Operating expenses were reduced in 2012 by discontinuing the use of outside contractors for cleaning, maintenance and repairs which were completed more economically by in-house staff. To alleviate pressure on cash flow, in 2004 MHDC agreed to make the mortgage cash flow only for a year, which would then be revisited on a year-to-year basis. MHDC has since extended its deferral through the remaining term of the loan, in 2036. This allowed the property to drastically reduce its debt service payments and operating deficits. Site staff wages were also reduced $5 and $2 per hour for the manager and maintenance technician, respectively. The real estate taxes, mortgage and insurance are all current as of December 2012. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit project in Rainsville, Alabama. Occupancy averaged 95% and 90% in 2010 and 2011, respectively. In order to improve occupancy and increase traffic at the property, management has been advertising in the local newspaper as well as posting fliers throughout the immediate area. A new site manager was hired in the second quarter of 2011, and regional management reports that she is very effective at collecting current and delinquent rents. To assist in improving property operations, Rural Development approved a $10 rent increase effective January 1, 2011. This caused 2011 revenue to improve by 9% despite the fact that occupancy decreased by 5%. Although operating expenses increased by 15% in 2011, the property was able to generate cash due to the higher revenue. Rural Development approved an additional rent increase of $15 that began on January 1, 2012. In the fourth quarter of 2012, occupancy dropped to 88%, with operations below breakeven status. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. Rents have been kept below the maximum allowable to remain competitive with two recently developed tax credit properties and two similarly priced market rate properties located nearby. Through the fourth quarter of 2012, occupancy averaged 94% and was at 92% as of December 2012. The property is currently operating at breakeven through December 2012 due to reduced maintenance and administrative costs and despite low rental rates and high debt service payments. To remain competitive, rather than increase its advertised rates, management has elected to gradually increase rental rates on its existing tenant base at the time of renewal. It is also planning a temporary, $499 per month, special offer in the first quarter of 2013 for new applicants considering one of the eight, one-bedroom apartments currently available on site. Management continues to advertise in For Rent Magazine and online. By increasing the frequency of unit inspections and through increased regular contact with residents, management has been able to reduce maintenance expenses and vacant unit turnover costs by identifying and billing for damages before residents exit the property. By also working harder to convince non-performing residents to vacate prior to eviction, legal and administrative expenses were reduced and costs savings realized throughout the year. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage maturity date of August 2014. Written documentation received confirms that the property's mortgage, real estate taxes and insurance payments are all current through December 2012. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2012, the investment general partner transferred its interest in Hebbronville Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $480,322 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Lone Star Seniors Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $566,795 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Martindale Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $619,411 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In September 2012, the investment general partner transferred its interest in Hollister Investment Group V to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,635,390 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $1,313 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,187 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,187 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

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

In December 2012, the investment general partner transferred its interest in Holts Summit Square, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $997,010 and cash proceeds to the investment partnership of $51,360. Of the total proceeds received, $8,125 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $38,235 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $38,235 as of December 31, 2012.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 14, 2013	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2013	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 14, 2013	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal