Form 10-K
period 2013-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2013-06-27
CIK 879555

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2013 or

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

Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON CAPITAL TAX CREDIT FUND III L.P.

Form 10-K ANNUAL REPORT

FOR THE YEAR ENDED MARCH 31, 2013

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

A Registration Statement on Form S-11 and the related prospectus,(together with each subsequently filed prospectus, the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 2013, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Offering of the Fund.

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

As of March 31, 2013 the Fund had invested in 25 Operating Partnerships on behalf of Series 15, 31 Operating Partnerships on behalf of Series 16, 25 Operating Partnerships on behalf of Series 17, 20 Operating Partnerships on behalf of Series 18 and 9 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 110 Operating Partnerships in five series, identified in the table set forth below. In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13
April Gardens Apts. III	Las Piedras, PR	32	$1,374,588	09/92	05/93	100%	$279,823

Barton Village Apartments	Arlington, GA	18	476,297	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	923,657	07/92	07/92	100%	199,420

Calexico Senior Apts.	Calexico, CA	38	1,803,776	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	683,508	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,191,620	10/92	09/93	100%	247,599

Deerfield Commons	Crewe, VA	39	1,150,673	04/92	06/92	100%	242,430

East Park Apts. I	Dilworth, MN	24	405,181	06/94	01/94	100%	406,100

Graham Village Apts.	Graham, NC	50	940,090	10/94	06/95	100%	919,461

Greenwood Village	Fort Gaines, GA	24	625,147	08/92	05/93	100%	131,268

Hadley's Lake Apts.	East Machias, ME	18	972,391	09/92	01/93	100%	291,400

Harvest Point Apts.	Madison, SD	30	1,121,598	03/95	12/94	100%	268,760

Lakeside Apts.	Lake Village, AR	32	1,146,822	08/94	08/95	100%	282,004

Laurelwood Apartments, Phase II	Winnsboro, SC	32	999,821	03/92	02/92	100%	229,986

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13
Livingston Plaza	Livingston, TX	24	$617,692	12/92	11/93	100%	$176,534

Manning Lane Apts.	Manning, SC	42	1,373,368	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville,GA	18	516,095	08/92	12/92	100%	114,200

North Trail Apts.	Arkansas City, KS	24	757,029	09/94	12/94	100%	194,118

Ridgeview Apartments	Brainerd, MN	24	810,856	03/92	01/92	100%	165,434

Rio Mimbres II Apts	Deming, NM	24	724,239	04/92	04/92	100%	149,811

Sunset Sq. Apts.	Scottsboro, AL	24	688,117	09/92	08/92	100%	143,900

University Meadows	Detroit, MI	53	2,333,876	06/92	12/92	100%	1,676,750

Village Woods	Healdton, OK	24	643,906	08/94	12/94	100%	173,616

Villas Del Mar	Urb.Corales de Hatillo, PR	32	1,378,100	08/92	08/92	100%	307,200

Whitewater Village Apts.	Ideal, GA	18	490,508	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13

Bernice Villa Apts.	Bernice, LA	32	$772,196	05/93	10/93	100%	$200,476

Canterfield Manor	Denmark, SC	20	716,057	11/92	01/93	100%	175,959

Carriage Park Village	Westville, OK	24	621,077	02/93	07/93	100%	144,714

Cumberland Woods Apts.	Middlesboro, KY	40	1,353,945	12/93	10/94	100%	412,700

Fairmeadow Apts.	Latta, SC	24	819,001	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	960,420	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	689,515	12/92	09/93	100%	162,397

Greenfield Properties	Greenfield, MO	20	488,255	01/93	05/93	100%	126,046

Harmony House Apts.	Galax, VA	40	1,336,310	11/92	07/93	100%	285,588

Holly Tree Manor	Holly Hill, SC	24	825,632	11/92	02/93	100%	201,490

Isola Square Apartments	Isola, MS	32	903,802	11/93	04/94	100%	246,722

Laurel Ridge Apts.	Idabel, OK	52	1,265,690	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	801,179	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,212,425	09/92	03/93	100%	274,750

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13

Meadows of Southgate	Southgate, MI	83	$1,766,348	07/93	05/94	100%	$1,716,000

Mendota Village Apts	Mendota, CA	44	1,829,258	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,219,350	09/93	06/94	100%	3,097,210

Newport Elderly Apts.	Newport, VT	24	872,080	02/93	10/93	100%	221,626

Parkwoods Apts.	Anson, ME	24	1,193,312	12/92	09/93	100%	320,206

Ransom St. Apartments	Blowing Rock, NC	13	481,978	12/93	11/94	100%	100,249

Simmesport Square Apts.	Simmesport, LA	32	810,141	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	-	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	876,968	05/93	09/93	100%	206,086

Stony Ground Villas	St. Croix, VI	22	1,315,444	12/92	06/93	100%	358,414

Talbot Village II	Talbotton, GA	24	630,512	08/92	04/93	100%	129,683

Tan Yard Branch Apts. I	Blairsville, GA	24	714,707	12/92	09/94	100%	151,154

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13

Tan Yard Branch Apts. II	Blairsville, GA	25	$699,250	12/92	07/94	100%	$144,304

The Woodlands	Tupper Lake, NY	18	878,836	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,485,656	12/92	08/93	100%	376,535

Vista Linda Apartments	Sabana Grande, PR	50	2,368,306	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	916,874	05/93	05/93	100%	231,741

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13
Annadale Apartments	Fresno, CA	222	$15,805,058	01/96	06/90	100%	$1,108,873

Briarwood Apartments	Clio, SC	24	829,417	12/93	08/94	100%	211,133

Briarwood Village	Buena Vista, GA	38	1,057,983	10/93	05/94	100%	252,700

Cairo Senior Housing	Cairo, NY	24	1,000,402	05/93	04/93	100%	201,711

Deerwood Village Apts	Adrian, GA	20	594,258	02/94	07/94	100%	160,900

Doyle Village	Darien, GA	38	1,090,628	09/93	04/94	100%	235,509

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,020,030	07/93	05/93	100%	189,364

Glenridge Apartments	Bullhead City, AZ	52	1,916,747	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	805,650	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,054,589	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,524,375	05/93	04/94	100%	2,980,421

Hill Estates, II	Bladenboro, NC	24	938,365	03/95	07/95	100%	132,300

Houston Village	Alamo, GA	24	625,999	12/93	05/94	100%	169,418

Isola Square Apts.	Greenwood, MS	36	1,003,200	11/93	08/94	100%	304,556

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13

Jonestown Manor Apts.	Jonestown, MS	28	$810,589	12/93	12/94	100%	$243,605

Largo Ctr. Apartments	Largo, MD	100	3,585,037	03/93	06/94	100%	2,753,475

Oakwood Manor of Bennetts-ville	Bennetts-ville, SC	24	814,393	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,275,461	11/93	03/94	100%	439,277

Pinehurst Senior Apts.	Farwell, MI	24	739,787	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	808,000	09/93	02/94	100%	171,855

Royale Townhomes	Glen Muskegon, MI	79	1,788,429	12/93	12/94	100%	909,231

Waynesburg House Apts.	Waynesburg, PA	34	1,394,217	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,229,664	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,454,125	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	726,911	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13

Briarwood Apartments	Humbolt, IA	20	$670,663	08/94	04/95	100%	$162,536

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Clarke School	Newport, RI	56	2,246,100	12/94	12/94	100%	1,804,536

Cox Creek Apartments	Ellijay, GA	25	789,232	01/94	01/95	100%	214,824

Harris Music Building	West Palm Beach, FL	38	1,450,370	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield, CA	60	836,412	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,324,370	08/93	05/94	100%	1,029,000

Leesville Elderly Apts.	Leesville, LA	54	1,996,045	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,104,824	07/94	09/94	100%	595,439

Marengo Park Apts.	Marengo, IA	24	695,295	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	451,140	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,387,371	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	1,510,035	06/94	12/94	100%	644,175

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13

Newton Plaza Apts.	Newton, IA	24	$755,730	11/93	09/94	100%	$166,441

Oakhaven Apartments	Ripley, MS	24	447,709	01/94	07/94	100%	116,860

Peach Tree Apartments	Felton, DE	32	1,376,710	01/94	07/93	100%	206,100

Pepperton Villas	Jackson, GA	29	806,135	01/94	06/94	100%	222,762

Rio Grande Apartments	Eagle Pass, TX	100	1,813,882	06/94	05/94	100%	666,840

Vista Loma Apartments	Bullhead City, AZ	41	1,505,078	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	1,576,302	07/94	09/94	100%	625,691

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance As of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con Paid Thru 3/31/13
Carrollton Villa	Carrollton, MO	48	$1,322,464	06/94	03/95	100%	$1,121,758

Clarke School	Newport, RI	56	2,246,100	12/94	12/94	100%	1,153,719

Mansura Villa II Apartments	Mansura, LA	32	892,739	05/94	08/95	100%	227,910

Munford Village	Munford, AL	24	745,659	10/93	04/94	100%	165,800

Northpoint Commons	Kansas City, MO	158	3,587,361	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	607,707	12/93	10/94	100%	124,704

Sherwood Knoll	Rainsville, AL	24	725,831	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	880,886	01/94	11/95	100%	223,029

Village North I	Independence, KS	24	787,141	06/94	12/94	100%	190,471

18

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Fund Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2013 the Fund has 12,728 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,366 investors holding 3,870,500 BACs, Series 16 consists of 3,270 investors holding 5,429,402 BACs, Series 17 consists of 2,801 investors holding 5,000,000 BACs, Series 18 consists of 2,043 investors holding 3,616,200 BACs, and Series 19 consists of 2,248 investors holding 4,080,000 BACs at March 31, 2013.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2013.

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

During the year ended March 31, 2013, the Fund did not make a return of equity distribution to the BAC holders.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2013 were $1,094,518, and total fund management fees accrued as of March 31, 2013 were $23,197,360. During the year ended March 31, 2013 the Fund paid fees of $1,612,876 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2013, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2013, 43 of the properties have been disposed of and 25 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2013, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2013, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2013, 33 of the properties have been disposed of and 31 remain. The Fund had completed payment of all installments of its capital contributions to 63 of the 64 Operating Partnerships. Series 16 has $50,008 in capital contributions that remain to be paid to 1 Operating Partnership. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreements.

(Series 17). The Fund commenced offering BACs in Series 17 on January 24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2013, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2013, 24 of the properties have been disposed of and 25 remain. The Fund had completed payments of all installments of its capital contributions to 46 of the 49 Operating Partnerships. Series 17 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,798 as of March 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18). The Fund commenced offering BACs in Series 18 on June 17,1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2013, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205. As of March 31, 2013, 14 of the properties have been disposed of and 20 remain. The Fund had completed payments of all installments of its capital contributions to 32 of the 34

Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2013, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485. As of March 31, 2013, 17 of the properties have been disposed of and 9 remain. The Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2013 and 2012, was $742,295 and $541,340, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $1,219,508 and $1,856,626, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 15 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) for series 15 was $(152,736) and $133,226, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property’s continued low occupancy is attributed to this competition. Management advertises the property in Lake Village’s local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2012, occupancy averaged 50%, down from 53% in 2011. The property generated an $27,445 deficit in 2012, which was primarily funded by accruing management fees and management payroll due to an affiliate of the operating general partner. The operating general partner has historically funded operating deficits in this manner. Through March 2013, the property is averaging 55% occupancy and is operating below breakeven. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% and 64% in 2011 and 2012, respectively. As of March 31, 2013, Livingston Plaza’s average occupancy was 67%. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite the low occupancy, with operating expenses tightly controlled by the operating general partner including its affiliated management company not charging a management fee to manage the property, Livingston Plaza was able to operate at a breakeven level in 2012 and during the first quarter of 2013. The property operated below breakeven in 2011 with the deficit funded primarily by withdrawals from the replacement reserve escrow account. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of March 31, 2013. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. It is unlikely that any proceeds will be available to the investment limited partners from the disposition of the property or Operating Partnership.

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

In September 2012, the investment general partner transferred its interest in Investment Group of Payson to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,394,713 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $763 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,737 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,737 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012,the investment general partner transferred its interest in Grantsville Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,398,355 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012, the investment general partner transferred its interest in Shenandoah Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,385,751 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012, the investment general partner transferred its interest in Westernport Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,400,157 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Bridlewood, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $726,108 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $6,875 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $525 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $525 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

(Series 16). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 31 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $806,237 and $(838,708), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 16 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013, and 2012, the net income (loss) for series 16 was $(165,922) and $(166,198), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. In 2012 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011 and the property averaged 80% occupancy in 2012. Occupancy had declined due to high unemployment and an overall trend of household consolidation in the market. In 2012 the management company, responsible for the property, hired new onsite and district managers. The new staff has improved operations. They have increased marketing efforts and are offering tenant referral incentives to counter the effects of the competitive rental market. As of March 2013, the property was 92% occupied. As a result of the increased occupancy, the property is operating only slightly below breakeven. An effort to appeal the 2012 tax bill was successful and a 50% reduction will be realized on the upcoming tax bill that will improve the property’s cash flow. The operating general partner is funding deficits as needed. The mortgage payments, taxes, and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions. Many employers have either closed or continue to significantly reduce employee hours. As a result of a large portion of the tenant base being composed of hourly-wage employees, evictions and move-outs have increased. Because of the property’s rural location, traffic at the site has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and by having brightly colored directional signage installed. Additionally, a tenant referral program has been implemented and move-in specials are being offered. These efforts have been successful, as occupancy increased from 63% in January 2012 to 88% in March 2013. However, the property continued to operate below breakeven in the first quarter of 2013. A successful 2012 tax appeal effort will reduce property taxes into 2013. The deficit is being funded through the accrual of related party management fees. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. Occupancy at the end of the first quarter of 2013 was 98%. Although expenses remain below the state averages for the investment limited partnership’s portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property’s taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2011 due to cash flow shortfalls. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender commenced foreclosure proceedings. The redemption period for the foreclosure in this action was six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period ended on August 23, 2012. The resulting foreclosure sale in 2012 did not result in any recapture or penalties because the property was beyond the compliance period. A local developer bought the loan at sheriff’s sale from the lender. The operating general partner then bought the property back from the local developer. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons.

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

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. The property operated below breakeven in 2012 and continues to operate below breakeven in 2013 due to insufficient rental rates, inconsistent occupancy and high operating expenses. Occupancy increased from 80% as of December 2012 to 85% as of March 2013. To increase leasing activity and improve operating efficiency, management is in the process of replacing the management and maintenance staff. Management continues to advertise in the local newspaper and place fliers in area schools and at the local community center, but persistent low employment and a depressed local economy continue to present leasing challenges. A $15 per unit per month rent increase approved by the Missouri Housing Development Commission (MHDC) and implemented in January 2012 improved revenue, but not enough to greatly improve performance. MHDC approved management’s petition for an additional $15 per unit, per month, effective January 1, 2013. This will raise an additional $3,600 annually and while it would again improve revenue, it is unlikely to have enough of an impact to greatly affect performance without increased occupancy. High operating expenses continue to be an issue due to increased legal fees tied to collections, high utility costs and maintenance costs related to vacant unit turnovers. All taxes, insurance and mortgage payments are current as of December 31, 2012. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Meadows of Southgate L.D.H.A., LP (Meadows of Southgate) is an 83-unit elderly property located in Southgate, Michigan. In 2012 the property continued to operate below breakeven largely due to ongoing occupancy challenges caused by a weak rental market. Occupancy averaged 65% in 2012, and as of March 2013, the property was 74% occupied. The operating general partner confirmed that the Down River area of Detroit is still dealing with a very soft rental market. In addition, Wayne County continues to reduce supportive services, which is accelerating the deterioration of the low-income rental market. The management agent, an affiliate of the operating general partner, continues to focus on improving occupancy through marketing initiatives including rental concessions, lowered rental rates, and extended leasing office hours. A Craigslist advertising campaign was initiated in 2012 and is the primary cause of the improvement in occupancy over the last 12 months. Deficits are being funded through the accrual of related party management fees. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2012, the investment general partner transferred its interest in Eastman Elderly Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,089,806 and receipt of a Promissory Note (the “Note”) to the investment partnership in the amount of $78,516 maturing on December 31, 2012. The Note was paid on November 7, 2012. Of the amounts paid under the Note, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $73,516 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $73,516 as of September 30, 2012. In December 2012, additional sale proceeds of $557 were received and returned to the cash reserves held by Series 16.

In September 2012, the investment general partner transferred its interest in Willcox Investment Group II, An AZ Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,025,098 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Anson Limited Partnership (Parkwood Apartments) is a 24-unit, elderly property located in Anson, ME. Rural Development approved a change in management in December 2012. The change was made without the consent of the investment general partner. Upon discussions with Rural Development, the opertaing general partner believes the change is in the best interest of the Operating Partnership. The new management company has been focusing on deferred maintenance issues, and has not yet provided reporting. As of the end of first quarter 2013, management verbally reports the property at 90% occupancy. The operating general partner intendes to continue to work with management to receive the reporting in writing. The low income housing tax credit compliance period expired on December 31, 2007.

In December 2012, the investment general partner transferred its interest in Bentonia Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $783,133 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $1,050 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,350 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,350 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Joiner Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $681,441 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $6,361 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,039 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,039 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Tchula Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $760,436 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $2,150 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,250 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,250 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Turtle Creek Family LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $790,251 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $7,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Twin Oaks Associates LP (VA) to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,343,303 and receipt of a Promissory Note (the “Note”) to the investment partnership in the amount of $70,000 maturing on June 30, 2013. Of the amounts payable under the Note, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $65,000 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,000 as of December 31, 2012.

Falcon Ridge L.P. (Falcon Ridge Apartments) is a 32-unit family property located in Beattyville, Kentucky. Although occupancy remained stable at 97% between 2011 and 2012, the 2012 audit resulted in a cash flow deficit. This was due to decreased rental income and increased maintenance expenses and real estate taxes. USDA assistance payments remained unchanged, while tenant rent decreased from $22,447 in 2011 to $16,065 in 2012. The operating general partner has requested, but not yet received, clarification as to why rental revenue decreased as well as operating and occupancy information for the first quarter of 2013. The 15-year low income tax credit compliance period expired in December 2008.

(Series 17). As of March 31, 2013 and 2012, the average Qualified Occupancy for the Series was 100%. The series had a total of 25 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(1,091,245) and $250,150, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 17 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) for series 17 was $85,976 and $(25,508), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property operated below breakeven in 2011 and 2012 due to insufficient rental rates and high debt service. The mortgage has been placed in default and the operating general partner has filed for bankruptcy protection. Occupancy as of December 2012 was 93% but has dropped to 87% as of March 2013. Management had proposed a rent increase in its 2012 budget to partially offset high debt service, but their request was denied by Maine State Housing Authority (MSHA). A second request made to MSHA for a $10 per unit, per month rent increase, to be effective January 1, 2013, was approved and was implemented as planned. This will add an additional $3,600 annually to revenue but will not on its own be enough to push operations above breakeven.

On October 11, 2011, MSHA, the mortgage lender, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Operating Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner’s operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the insurance payment issue had been resolved and the operating general partner had submitted a payment plan to MSHA to address the remaining default issues. In August 2012, it was learned that the operating general partner’s proposal was denied by MSHA and that MSHA had called the note on the property, demanding either the immediate repayment of the outstanding mortgage balance due, or a foreclosure sale of the property at auction. The date of the foreclosure was set for September 12, 2012.

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

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2011 and 2012 due to high vacancy, insufficient rental rates, high operating expenses, and high debt service. Occupancy ended 2012 at 81% and remains at 81% as of March 31, 2013. Improving occupancy is a challenge due to the property’s poor physical condition, the lack of available rent-ready units, and its isolated location. Management indicated that the closing of the nearby Brunswick Naval Air Station in May 2011 has affected occupancy through subsequent high local unemployment and led to the relocation of many potential new tenants. Management has no plans to petition MSHA for a rental increase until occupancy improves. Higher operating expenses in 2012 are the result of management’s efforts to improve the quality of its resident base by aggressively pursuing collections and the eviction of non-performing tenants and the high cost of vacant unit turnover caused by the poor condition of the buildings.

On October 11, 2011, the lender, MSHA, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that they are in violation of the Operating Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner’s operating deficit guaranty is unlimited in time and amount. The operating general partner submitted a payment plan to the MSHA during the fourth quarter of 2011 to address these default issues; however, the operating general partner’s proposal was denied by MSHA. MSHA called the note on the property and demanded either the immediate repayment of the outstanding mortgage balance due, or a foreclosure sale of the property at auction. The date of the foreclosure was set for September 12, 2012. The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. After exhausting all other alternatives, the investment general partner gave its consent and the operating general partner filed for bankruptcy on September 12, 2012.

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

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. The property generated a small positive cash flow in 2012 and it averaged 89% occupancy for the year. However, the property operated below breakeven in the first quarter of 2013 and occupancy was 88% as of March 31, 2013. In the second quarter of 2012 the investment general partner was notified that the second mortgage was delinquent. The second mortgage is a $250,000 mortgage held by the Mount Vernon Urban Renewal Agency (MVURA). The operating general partner has had successful discussions with MVURA and no payments are being required at this time due to a pending debt restructure.  To date, MVURA is cooperating with the operating general partner and has not issued a default notice.  The operating general partner expects the debt restructure will allow the property to meet its debt service and will resolve the delinquent debt payment issue. All taxes, insurance, and payments on the first mortgage are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Hackley-Barclay Limited Partnership (Royal Glen Townhomes) is a 78-unit property located in Muskegon, Michigan. The property averaged 97% occupancy in 2012 and operated above breakeven. On March 17, 2013, a fire broke out in one unit when a tenant forgot to turn the iron off and left for the day. No injuries were caused by the fire but there were significant damages to the unit. Management has filed an insurance claim and has received a check for $40,000. Repairs have commenced in the unit and management plans to have the unit rent ready by the end of June 2013. As of March 31, 2013, the property is 94% occupied and operating above breakeven. All taxes, insurance, and payments on the mortgage are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Hackley-Barclay Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In September 2012, the investment general partner transferred its interest in Soledad Enterprises, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,790,189 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

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

(Series 18). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $3,070,339 and $(1,437,190), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 18 was $0. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) for series 18 was $681,398 and $169,974, respectively. The major components of these amounts are the Fund's share of reporting fees from Operating Partnerships and the partnership management fee.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. The property struggled with low occupancy in 2011 and early 2012. The vacancy was a direct reflection of economic conditions in Ripley, where ongoing job losses led to increased evictions and migration from the area. Management has focused on marketing efforts, particularly internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As the result of management’s efforts, occupancy averaged 90% in the first quarter of 2013 and the property was operating above breakeven. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The property operated below breakeven in 2010 due to low occupancy and high operating expenses. In early 2011, a new management team was put in place to focus on stabilizing occupancy and controlling expenses. Occupancy increased throughout 2011 and ended the year at 95%. Although operations improved, the property still operated below breakeven for the year 2011. As of December 2012, the property operated only slightly below breakeven with strong occupancy and lower operating expenses. As of March 31, 2013 occupancy increased to 97%. Maintenance and administrative expenses decreased as a result of the lower vacancy. The operating general partner stated that the deficit was funded by deferring management fees and, if necessary, funds will be advanced to the operating partnership. All mortgage, insurance, and tax payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development in Newton, Iowa. Occupancy has trended downward since 2009, and the increased vacancy along with high operating expenses have caused below breakeven operations. Operations improved in 2011 due to the expanded marketing efforts of a new onsite manager. The property averaged 88% occupancy and operated above breakeven. Occupancy trended downward again in 2012 with average occupancy at 77%. Occupancy has struggled due to soft market conditions. Management continues to increase advertising in surrounding areas and to offer incentives but has experienced difficulty in finding qualified applicants. As a result of the low occupancy, the property operated slightly below breakeven in 2012. Through the first quarter of 2013, the property has continued to operate below breakeven. As of March 31, 2013, the property is 71% occupied. A site visit was completed in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In November 2012, the operating general partner of Bear Creek of Naples entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 12, 2012. The sales price of the property was $6,960,000, which included the outstanding mortgage balance of approximately $4,608,790 and cash proceeds to the investment partnership of $833,501. Of the total proceeds received by the investment partnership, $15,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $818,501 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $818,501 as of December 31, 2012. The gain on the sale includes a receivable in the amount of $70,000, which was recorded for Series 18 as of December 31, 2012. In February 2013, additional sale proceeds of $20,000 were received and returned to the cash reserves held by Series 18. In May 2013, additional sale proceeds of $13,000 were received and returned to the cash reserves held by Series 18.

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

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property was previously operating under a Servicing Workout Plan approved by Rural Development which expired on September 30, 2012. The Plan aimed to fund the replacement reserves, make payables current, and resolve capital improvement issues through expanded marketing efforts to improve occupancy. Currently, a new workout plan for the property is being reviewed by Rural Development. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as ‘for rent’ signs located on the property. In 2012, occupancy remained a concern as the property averaged 78% occupancy for the year. However, despite the low occupancy, the property operated above breakeven. The property is able to operate above breakeven at low occupancy levels because management keeps very tight control on expenses. As of March 31, 2013, the property is 67% occupied and operating above breakeven. The investment general partner performed a site visit in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In September 2012, the investment general partner transferred its interest in San Joaquin Enterprises III, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,681,071 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In January 2013, the operating general partner of Lakeview Meadows II LDHA LP approved an agreement to sell the property to an unaffiliated third party buyer and the transaction is scheduled to close in December 2013. The sales price for the property is $2,044,250, which includes the outstanding mortgage balance of approximately $1,317,196 and estimated cash proceeds to the investment partnership of $810,520. Of the estimated proceeds to be received by the investment partnership, $60,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $743,020 will be returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In February 2013, the operating general partner of Westminster Meadow LDHA Limited Partnership entered into an agreement to sell the property to an unaffiliated third party buyer and the transaction closed on March 26, 2013. The sales price of the property was $1,817,470, which included the outstanding mortgage balance of approximately $1,767,470 and cash proceeds to the investment partnership of $1,000. Of the total proceeds received by the investment partnership, $1,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. There were no remaining proceeds from the sale returned to cash reserves held by Series 18. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of March 31, 2013.

(Series 19). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2012 and 2011, the series, in total, generated $489,430 and $3,724,924, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 19 was $0. Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) for series 19 was $1,175,048 and $(39,453), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and partnership management fee.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project in Carrollton, Missouri. The property is operating with below breakeven operations caused by low rental rates and high operating expenses, specifically high utility costs. The property averaged 99% occupancy throughout 2012 and continues to maintain 99% as of March 31, 2013. Management petitioned the Missouri Housing Development Commission (MHDC) for a rent increase, to be effective May 1, 2013, and expects to receive approval within the next few weeks. This is projected to increase revenue by an additional $8,100 annually. Operating expenses were reduced in 2012 by discontinuing the use of outside contractors for cleaning, maintenance and repairs which were completed more economically by in-house staff. To alleviate pressure on cash flow, in 2004 MHDC agreed to make the mortgage cash flow only for a year, which would then be revisited on a year-to-year basis. MHDC has since extended its deferral through the remaining term of the loan, in 2036. This has allowed the property to reduce its debt service payments, and operating deficits. The real estate taxes, mortgage and insurance are all current as of March 2013. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit family project in Rainsville, Alabama. Occupancy averaged 90% and 91% in 2011 and 2012, respectively. A new site manager was hired in the second quarter of 2011, and regional management reports that she has been very effective at collecting current and delinquent rents. To assist in improving property operations, Rural Development approved a $10 rent increase effective January 1, 2011. This caused 2011 revenue to improve by 9% despite the fact that occupancy decreased by 5%. Although operating expenses increased by 15% in 2011, the property was able to generate cash due to the higher revenue. Rural Development approved an additional rent increase of $15 that began on January 1, 2012. In the first quarter of 2013, occupancy dropped to 88%, with operations below breakeven status. The property has no operating cash and reported an underfunded tax & insurance escrow account for the year. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. Rents have been kept below the maximum allowable to remain competitive with two recently developed tax credit properties and two similarly priced market rate properties located nearby. Through the fourth quarter of 2012, occupancy averaged 94% and was at 92% as of December 2012. Occupancy has declined slightly in 2013 averaging 91% at March 31, 2013. The property appears to be operating at breakeven through December 2012 due to reduced maintenance and administrative costs and despite low rental rates and high debt service payments. To remain competitive, rather than increase its advertised rates, management has elected to gradually increase rental rates on its existing tenant base at the time of renewal. It is also planning a temporary, $499 per month, special offer in the first quarter of 2013 for new applicants considering one of the eight, one-bedroom apartments currently available on site. Management continues to advertise in For Rent Magazine and online. By increasing the frequency of unit inspections and through increased regular contact with residents, management has been able to reduce maintenance expenses and vacant unit turnover costs by identifying and billing for damages before residents exit the property. By also working harder to convince non-performing residents to vacate prior to eviction, legal and administrative expenses were reduced and costs savings realized throughout the year. The operating general partner and investment general partner have explored refinancing and disposition options, but the significant prepayment penalty of $770,000 associated with the debt has prevented a sale or refinance from being a feasible option. The operating general partner plans to continue funding the property to the best of his ability until the mortgage maturity date of August 2014. Written documentation received confirms that the property’s mortgage, real estate taxes and insurance payments are all current through December 2012. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2012, the investment general partners of Series 19 and Boston Capital Tax Credit Fund IV LP – Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2012.

In July 2012, the investment general partner transferred its interest in Hebbronville Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $480,322 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Lone Star Seniors Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $566,795 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Martindale Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $619,411 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

In September 2012, the investment general partner transferred its interest in Hollister Investment Group V to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,635,390 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $1,313 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,187 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,187 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

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

In December 2012, the investment general partner transferred its interest in Holts Summit Square, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $997,010 and cash proceeds to the investment partnership of $51,360. Of the total proceeds received, $8,125 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $38,235 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $38,235 as of December 31, 2012.

Munford Village Ltd. (Munford Village) is a 24-unit family property in Munford, Alabama. Occupancy decreased from 93% in 2011 to 84% in 2012. The cash flow deficit reported for the year was due to a decreased rental income, resulting from a decline in occupancy. Administrative, maintenance and insurance expenses all increased in 2012. The operating general partner has requested, but not yet received, explanation for the decline in occupancy and management’s plan to improve revenue as well as operating information for the first quarter of 2013. The 15-year low income housing tax credit compliance period expired in 2008.

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

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9a.		Controls and Procedures

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates III LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2013. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2013, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

	(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Fund (a), (b), (c), (d) and (e)

The Fund has no directors or executive officers of its own. The following biographical information is presented for the partners of the general partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Fund's affairs.

John P. Manning, age 64, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 51, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 66, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 49, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation's information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2013 fiscal year:

1.    An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2013 was $742,295.

2.    The Fund has reimbursed an affiliate of the general partner a total of $107,439 for amounts charged to operations during the year ended March 31, 2013. The reimbursement includes postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2013, 21,996,102 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	8.25%
Series 16	10.23%
Series 17	9.71%
Series 18	9.32%
Series 19	6.97%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2013.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Transactions with Promoters and certain control persons.
Not applicable.

(d)	Independence.
The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2013 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$21,665	$24,325	$20,145	$17,105	$14,445

Audit Related Fees	-	-	-	-	-

Tax Fees	10,170	11,370	9,170	7,370	6,170

All Other Fees	-	-	-	-	-

Total	$31,835	$35,695	$29,315	$24,475	$20,615

Fees paid to the Fund’s independent auditors for fiscal year 2012 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$22,580	$24,805	$22,205	$17,405	$14,805

Audit Related Fees	-	-	-	-	-

Tax Fees	10,095	11,265	10,095	7,755	6,000

All Other Fees	1,820	380	380	380	1,780

Total	$34,495	$36,450	$32,680	$25,540	$22,585

Audit Committee

The Fund has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund’s independent auditors are pre-approved by C&M Management, Inc.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1 and 2. Financial Statements and Financial Statement Schedules, filed herein as Exhibit 13 -

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013 and 2012.

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2013 and 2012.

Statements of Cash Flows for the years ended March 31, 2013 and 2012.

Notes to Financial Statements March 31, 2013 and 2012

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
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund III, L.P. Annual Report on Form 10-K for the period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 27, 2013	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 27, 2013	/s/ John P. Manning	Director, President
(Principal Executive
	John P. Manning	Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

June 27, 2013	/s/ Marc N. Teal	Chief Financial Officer
(Principal Financial
	Marc N. Teal	and Accounting Officer) C&M Management Inc.; Chief Financial Officer
(Principal Financial and Accounting Officer)
BCTC III Assignor Corp.

