Form 10-Q
period 2013-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2013-08-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2013

                                             or

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
FOR THE QUARTER ENDED JUNE 30, 2013

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

Condensed Statements of Operations Series 17 13

Condensed Statements of Operations Series 18 14

Condensed Statements of Operations Series 19 15

CONDENSED STATEmentS OF Changes in Partners' Capital (Deficit) 16

Condensed Statements of Changes in Partners' Capital (Deficit) Series 15 17

Condensed Statements of Changes in Partners' Capital (Deficit) Series 16 17

Condensed Statements of Changes in Partners' Capital (Deficit) Series 17 18

Condensed Statements of Changes in Partners' Capital (Deficit) Series 18 18

Condensed Statements of Changes in Partners' Capital (Deficit) Series 19 19

CONDENSED Statements of Cash Flows 20

Condensed Statements of Cash Flows Series 15 21

Condensed Statements of Cash Flows Series 16 22

Condensed Statements of Cash Flows Series 17 23

Condensed Statements of Cash Flows Series 18 24

Condensed Statements of Cash Flows Series 19 25

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

Note E Taxable Loss 37

Note F Income taxes 37

Note G Subsequent Event 37

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 38

Liquidity 38

Capital Resources 39

Results of Operations 40

principal accounting policies and estimates 61

Item 3. Quantitative and Qualitative Disclosures about market risk 62

Item 4. Controls and Procedures 62

Part II Other Information 63

Item 1. Legal Proceedings 63

Item 1A. Risk Factors 63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 63

Item 3. Defaults Upon Senior Securities 63

Item 4. Mine Safety Disclosures 63

Item 5. Other Information 63

Item 6. Exhibits 63

SIGNATURES 64

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 6,438,691	$ 5,933,101
Other assets	69,400	69,400
	$ 6,508,091	$ 6,002,501

LIABILITIES

Accounts payable & accrued expenses	$ 39,746	$ 32,246
Accounts payable affiliates (Note C)	23,760,820	23,832,722
Capital contributions payable	91,360	91,360
	23,891,926	23,956,328

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,986,702 outstanding	(15,354,719)	(15,919,011)
General Partner	(2,029,116)	(2,034,816)
	(17,383,835)	(17,953,827)
	$ 6,508,091	$ 6,002,501

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 141,758	$ 184,136
Other assets	-	-
	$ 141,758	$ 184,136

LIABILITIES

Accounts payable & accrued expenses	$ 1,246	$ 1,246
Accounts payable affiliates (Note C)	3,937,198	3,943,793
Capital contributions payable	-	-
	3,938,444	3,945,039

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,866,900 outstanding	(3,436,530)	(3,401,105)
General Partner	(360,156)	(359,798)
	(3,796,686)	(3,760,903)
	$ 141,758	$ 184,136

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 875,804	$ 264,550
Other assets	65,000	65,000
	$ 940,804	$ 329,550

LIABILITIES

Accounts payable & accrued expenses	$ 12,500	$ 5,000
Accounts payable affiliates (Note C)	8,614,177	8,656,186
Capital contributions payable	50,008	50,008
	8,676,685	8,711,194

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,425,102 outstanding	(7,191,914)	(7,831,219)
General Partner	(543,967)	(550,425)

	(7,735,881)	(8,381,644)
	$ 940,804	$ 329,550

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 215,555	$ 258,319
Other assets	4,400	4,400
	$ 219,955	$ 262,719

LIABILITIES

Accounts payable & accrued expenses	$ 18,500	$ 18,500
Accounts payable affiliates (Note C)	6,774,801	6,830,975
Capital contributions payable	22,798	22,798
	6,816,099	6,872,273

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,998,500 outstanding	(6,109,405)	(6,122,681)
General Partner	(486,739)	(486,873)
	(6,596,144)	(6,609,554)
	$ 219,955	$ 262,719

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 231,876	$ 231,682
Other assets	-	-
	$ 231,876	$ 231,682

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	4,434,644	4,401,768
Capital contributions payable	18,554	18,554
	4,453,198	4,420,322

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(3,868,881)	(3,836,526)
General Partner	(352,441)	(352,114)
	(4,221,322)	(4,188,640)
	$ 231,876	$ 231,682

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 4,973,698	$ 4,994,414
Other assets	-	-
	$ 4,973,698	$ 4,994,414

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	7,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	5,252,011	5,272,520
General Partner	(285,813)	(285,606)
	4,966,198	4,986,914
	$ 4,973,698	$ 4,994,414

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 3,878	$ 5,425
Other income	46,032	32,542
	49,910	37,967

Share of Income from Operating Partnerships(Note D)	732,500	-

Expenses
Professional fees	36,373	2,292
Fund management fee, net (Note C)	146,157	241,844
General and administrative expenses	29,888	31,367
	212,418	275,503

NET INCOME (LOSS)	$ 569,992	$ (237,536)

Net income (loss) allocated to limited assignees	$ 564,292	$ (235,162)

Net income (loss) allocated to general partner	$ 5,700	$ (2,374)

Net income (loss) per BAC	$ .03	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 15

	2013	2012

Income
Interest income	$ 114	$ 205
Other income	2,184	856
	2,298	1,061

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	8,650	101
Fund management fee, net (Note C)	23,668	35,796
General and administrative expenses	5,763	5,163
	38,081	41,060

NET INCOME (LOSS)	$ (35,783)	$ (39,999)

Net income (loss) allocated to limited assignees	$ (35,425)	$ (39,599)

Net income (loss) allocated to general partner	$ (358)	$ (400)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2013	2012

Income
Interest income	$ 125	$ 295
Other income	5,547	1,091
	5,672	1,386

Share of Income from Operating Partnerships(Note D)	719,500	-

Expenses
Professional fees	11,948	479
Fund management fee, net (Note C)	60,571	66,768
General and administrative expenses	6,890	5,947
	79,409	73,194

NET INCOME (LOSS)	$ 645,763	$ (71,808)

Net income (loss) allocated to limited assignees	$ 639,305	$ (71,090)

Net income (loss) allocated to general partner	$ 6,458	$ (718)

Net income (loss) per BAC	$ .12	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2013	2012

Income
Interest income	$ 125	$ 260
Other income	37,319	9,870
	37,444	10,130

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	5,975	1,528
Fund management fee, net (Note C)	11,791	53,427
General and administrative expenses	6,268	5,518
	24,034	60,473

NET INCOME (LOSS)	$ 13,410	$ (50,343)

Net income (loss) allocated to limited assignees	$ 13,276	$ (49,840)

Net income (loss) allocated to general partner	$ 134	$ (503)

Net income (loss) per BAC	$ .00	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 18

	2013	2012

Income
Interest income	$ 67	$ 53
Other income	933	11,000
	1,000	11,053

Share of Income from Operating Partnerships(Note D)	13,000	-

Expenses
Professional fees	5,515	87
Fund management fee, net (Note C)	35,864	63,791
General and administrative expenses	5,303	5,317
	46,682	69,195

NET INCOME (LOSS)	$ (32,682)	$ (58,142)

Net income (loss) allocated to limited assignees	$ (32,355)	$ (57,561)

Net income (loss) allocated to general partner	$ (327)	$ (581)

Net income (loss) per BAC	$ (.01)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2013	2012

Income
Interest income	$ 3,447	$ 4,612
Other income	49	9,725
	3,496	14,337

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	4,285	97
Fund management fee, net (Note C)	14,263	22,062
General and administrative expenses	5,664	9,422
	24,212	31,581

NET INCOME (LOSS)	$ (20,716)	$ (17,244)

Net income (loss) allocated to limited assignees	$ (20,509)	$ (17,072)

Net income (loss) allocated to general partner	$ (207)	$ (172)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(15,919,011)	$ (2,034,816)	$(17,953,827)

Net income (loss)	564,292	5,700	569,992

Partners' capital (deficit), June 30, 2013	$(15,354,719)	$ (2,029,116)	$(17,383,835)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2013	$ (3,401,105)	$ (359,798)	$ (3,760,903)

Net income (loss)	(35,425)	(358)	(35,783)

Partners' capital (deficit), June 30, 2013	$ (3,436,530)	$ (360,156)	$ (3,796,686)

Series 16
Partners' capital (deficit) April 1, 2013	$ (7,831,219)	$ (550,425)	$ (8,381,644)

Net income (loss)	639,305	6,458	645,763

Partners' capital (deficit), June 30, 2013	$ (7,191,914)	$ (543,967)	$ (7,735,881)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2013	$ (6,122,681)	$ (486,873)	$ (6,609,554)

Net income (loss)	13,276	134	13,410

Partners' capital (deficit), June 30, 2013	$ (6,109,405)	$ (486,739)	$ (6,596,144)

Series 18
Partners' capital (deficit) April 1, 2013	$ (3,836,526)	$ (352,114)	$ (4,188,640)

Net income (loss)	(32,355)	(327)	(32,682)

Partners' capital (deficit), June 30, 2013	$ (3,868,881)	$ (352,441)	$ (4,221,322)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2013	$ 5,272,520	$ (285,606)	$ 4,986,914

Net income (loss)	(20,509)	(207)	(20,716)

Partners' capital (deficit), June 30, 2013	$ 5,252,011	$ (285,813)	$ 4,966,198

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 569,992	$ (237,536)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(732,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	4,300
(Decrease) Increase in accounts payable affiliates	(71,902)	261,768

Net cash (used in) provided by operating activities	(226,910)	28,532

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	732,500	-

Net cash provided by investing activities	732,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	505,590	28,532

Cash and cash equivalents, beginning	5,933,101	4,880,195

Cash and cash equivalents, ending	$ 6,438,691	$ 4,908,727

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (35,783)	$ (39,999)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	(6,595)	44,841

Net cash (used in) provided by operating activities	(42,378)	4,842

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,378)	4,842

Cash and cash equivalents, beginning	184,136	198,803

Cash and cash equivalents, ending	$ 141,758	$ 203,645

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 645,763	$ (71,808)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(719,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	-
(Decrease) Increase in accounts payable affiliates	(42,009)	77,025

Net cash (used in) provided by operating activities	(108,246)	5,217

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	719,500	-

Net cash provided by investing activities	719,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	611,254	5,217

Cash and cash equivalents, beginning	264,550	360,565

Cash and cash equivalents, ending	$ 875,804	$ 365,782

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 13,410	$ (50,343)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,500)
(Decrease) Increase in accounts payable affiliates	(56,174)	75,411

Net cash (used in) provided by operating activities	(42,764)	17,568

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,764)	17,568

Cash and cash equivalents, beginning	258,319	344,436

Cash and cash equivalents, ending	$ 215,555	$ 362,004

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (32,682)	$ (58,142)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(13,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	32,876	64,491

Net cash (used in) provided by operating activities	(12,806)	6,349

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	13,000	-

Net cash provided by investing activities	13,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	194	6,349

Cash and cash equivalents, beginning	231,682	164,525

Cash and cash equivalents, ending	$ 231,876	$ 170,874

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (20,716)	$ (17,244)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	11,800
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(20,716)	(5,444)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,716)	(5,444)

Cash and cash equivalents, beginning	4,994,414	3,811,866

Cash and cash equivalents, ending	$ 4,973,698	$ 3,806,422

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2013

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2013, 3,866,900 BACs in Series 15, 5,425,102 BACs in Series 16, and 4,998,500 BACs in Series 17, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2013 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended June 30, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ 34,167	$ 44,841
Series 16	65,640	77,025
Series 17	68,826	75,411
Series 18	45,876	64,491
Series 19	18,303	37,911
	$232,812	$299,679

The fund management fees paid for the three months ended June 30, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ 40,762	$ -
Series 16	107,649	-
Series 17	125,000	-
Series 18	13,000	-
Series 19	18,303	37,911
	$ 304,714	$ 37,911

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2013 and 2012, the Fund had limited partnership interests in 109 and 133 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2013 and 2012 is as follows:

	2013	2012
Series 15	25	30
Series 16	30	38
Series 17	25	27
Series 18	20	23
Series 19	9	15
	109	133

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	22,798	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 91,360	$ 91,360

During the three months ended June 30, 2013 the Fund disposed of one Operating Partnership and received additional proceeds from one operating limited partnership disposed of in the prior year. A summary of the dispositions by Series for June 30, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	-	-	$-	$-
Series 16	-	1	719,500	719,500
Series 17	-	-	-	-
Series 18	-	-	13,000	13,000
Series 19	-	-	-	-

Total	-	1	$732,500	$732,500

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the three months ended June 30, 2012 the Fund disposed of one Operating Partnership. A summary of the dispositions by Series for June 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	-	-	$-	$-
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	1	-	-	-

Total	1	-	$-	$-

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2013.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2013	2012

Revenues
Rental	$ 6,089,295	$ 7,543,927
Interest and other	137,385	198,337

	6,226,680	7,742,264

Expenses
Interest	944,549	1,318,053
Depreciation and amortization	1,527,075	1,864,767
Operating expenses	4,537,379	5,542,862
	7,009,003	8,725,682

NET LOSS	$ (782,323)	$ (983,418)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (774,498)	$ (973,584)

Net loss allocated to other Partners	$ (7,825)	$ (9,834)

* Amounts include $774,498 and $973,584 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2013	2012

Revenues
Rental	$ 1,118,163	$ 1,339,957
Interest and other	35,853	41,823

	1,154,016	1,381,780

Expenses
Interest	169,983	217,213
Depreciation and amortization	281,487	353,797
Operating expenses	759,340	983,615
	1,210,810	1,554,625

NET LOSS	$ (56,794)	$ (172,845)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (56,226)	$ (171,117)

Net loss allocated to other Partners	$ (568)	$ (1,728)

* Amounts include $56,226 and $171,117 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2013	2012

Revenues
Rental	$ 1,590,991	$ 1,943,831
Interest and other	16,525	36,697

	1,607,516	1,980,528

Expenses
Interest	263,080	354,524
Depreciation and amortization	405,947	489,523
Operating expenses	1,220,570	1,406,979
	1,889,597	2,251,026

NET LOSS	$ (282,081)	$ (270,498)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (279,260)	$ (267,793)

Net loss allocated to other Partners	$ (2,821)	$ (2,705)

* Amounts include $279,260 and $267,793 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2013	2012

Revenues
Rental	$ 1,976,627	$ 2,083,426
Interest and other	39,194	52,423

	2,015,821	2,135,849

Expenses
Interest	278,785	336,444
Depreciation and amortization	491,069	510,887
Operating expenses	1,423,220	1,595,663
	2,193,074	2,442,994

NET LOSS	$ (177,253)	$ (307,145)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (175,479)	$ (304,073)

Net loss allocated to other Partners	$ (1,774)	$ (3,072)

* Amounts include $175,479 and $304,073 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2013	2012

Revenues
Rental	$ 1,023,118	$ 1,512,912
Interest and other	30,100	40,143

	1,053,218	1,553,055

Expenses
Interest	150,761	280,047
Depreciation and amortization	255,282	351,473
Operating expenses	832,531	1,102,155
	1,238,574	1,733,675

NET LOSS	$ (185,356)	$ (180,620)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (183,502)	$ (178,814)

Net loss allocated to other Partners	$ (1,854)	$ (1,806)

* Amounts include $183,502 and $178,814 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2013	2012

Revenues
Rental	$ 380,396	$ 663,801
Interest and other	15,713	27,251

	396,109	691,052

Expenses
Interest	81,940	129,825
Depreciation and amortization	93,290	159,087
Operating expenses	301,718	454,450
	476,948	743,362

NET LOSS	$ (80,839)	$ (52,310)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (80,031)	$ (51,787)

Net loss allocated to other Partners	$ (808)	$ (523)

* Amounts include $80,031 and $51,787 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

NOTE G - SUBSEQUENT EVENT

The Fund has entered into agreements to transfer interests in five Operating Partnerships. The estimated sales prices and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for these five Operating Partnerships are $439,821. The estimated gain on sales of the Operating Partnerships is $411,840 and the sales are expected to be recognized in the second quarter of fiscal year end 2014.

Item 2.  Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2013 were $232,812 and total fund management fees accrued as of June 30, 2013 were $23,125,458. During the three months ended June 30, 2013, $304,714 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2013, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2013 there were no advances. Below is a summary, by series, of the total advances made to date.
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

During the quarter ended June 30, 2013, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2013.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 34 of the Operating Partnerships.

During the quarter ended June 30, 2013, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of June 30, 2013. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 24 of the Operating Partnerships.

During the quarter ended June 30, 2013, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 3 Operating Partnerships in the amount of $22,798 as of June 30, 2013. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 14 of the Operating Partnerships.

During the quarter ended June 30, 2013, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2013. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 17 of the Operating Partnerships.

During the quarter ended June 30, 2013, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2013.

Results of Operations

As of June 30, 2013 and 2012, the Fund held limited partnership interests in 109 and 133 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2013 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 34,167	$ 10,499	$ 23,668
Series 16	65,640	5,069	60,571
Series 17	68,826	57,035	11,791
Series 18	45,876	10,012	35,864
Series 19	18,303	4,040	14,263
	$232,812	$ 86,655	$ 146,157

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%.  The series had a total of 25 properties June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 15 reflects a net loss from Operating Partnerships of $(56,794) and $(172,845), respectively, which includes depreciation and amortization of $281,487 and $353,797, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. In 2012, occupancy averaged 50%, down from 53% in 2011. The property generated a $27,445 deficit in 2012, which was primarily funded by accruing management fees and management payroll due to an affiliate of the operating general partner. The operating general partner has historically funded operating deficits in this manner. Through June 2013, the property is averaging 59% occupancy and is operating below breakeven. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% and 64% in 2011 and 2012, respectively. As of June 30, 2013, Livingston Plaza's average occupancy was 67%. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite the low occupancy, with operating expenses tightly controlled by the operating general partner including its affiliated management company not charging a management fee to manage the property, Livingston Plaza was able to operate at a breakeven level in 2012 and through the second quarter of 2013. The property operated below breakeven in 2011 with the deficit funded primarily by withdrawals from the replacement reserve escrow account. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of June 30, 2013. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner has investigated various disposition strategies for this property that would be consistent with the investment objectives of the investment partnership and has concluded that it is unlikely that any proceeds will be available for distribution to the investment limited partners from the disposition of the property or the Operating Partnership.

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

Series 16

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 16 reflects a net loss from Operating Partnerships of $(282,081) and $(270,498), respectively, which includes depreciation and amortization of $405,947 and $489,523, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. In 2012 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011 and the property averaged 80% occupancy in 2012. Occupancy declined due to high unemployment and an overall trend of household consolidation in the market. In 2012 the management company hired new onsite and district managers. The new staff has improved operations by increasing marketing efforts and offering tenant referral incentives to counter the effects of the competitive rental market. As a result, average occupancy through the second quarter of 2013 has increased to 88%. The property operated slightly below breakeven through the second quarter of 2013 primarily due to the annual auditing expense. An effort to appeal the 2012 tax bill was successful, resulting in a 50% reduction in the property's tax bill. This in addition to the increased occupancy will further improve the property's cash flow. The operating general partner is funding deficits as needed. The mortgage payments, taxes, and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions. As a result of a large portion of the tenant base being composed of hourly-wage employees, evictions and move-outs have continued to keep occupancy low. Because of the property's rural location, traffic at the site is limited. Management continues to aggressively market the community by distributing fliers throughout the area and by having directional signage installed. A tenant referral program was implemented and move-in specials are being offered. Occupancy has increased marginally from an average of 84% in 2012 to 86% through the second quarter of 2013. As of June 2013, the property was 88% occupied. The property continued to operate below breakeven through the second quarter of 2013. A successful 2012 tax appeal effort will reduce property taxes into 2013. The operating general partner continues to fund deficits as needed. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. Occupancy at the end of the second quarter of 2013 was 98%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2011 due to cash flow shortfalls. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender commenced foreclosure proceedings. The redemption period for the foreclosure in this action was six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period ended on August 23, 2012. The resulting foreclosure sale in 2012 did not result in any recapture or penalties because the property was beyond the compliance period. A local developer bought the loan at sheriff's sale from the lender. The operating general partner then bought the property back from the local developer. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. The property operated below breakeven in 2012 and continues to operate below breakeven in 2013 due to insufficient rental rates, inconsistent occupancy and high operating expenses. Occupancy is averaging 83% in 2013. To increase leasing activity and improve operating efficiency, management is in the process of replacing the management and maintenance staff. Management continues to advertise in the local newspaper and place fliers in area schools and at the local community center, but persistent low employment and a depressed local economy continue to present leasing challenges. A $15 per unit per month rent increase approved by the Missouri Housing Development Commission (MHDC) and implemented in January 2012 improved revenue, but not enough to greatly improve performance. MHDC approved management's petition for an additional $15 per unit, per month, effective January 1, 2013. This will raise an additional $3,600 annually and while it would again improve revenue, it is unlikely to have enough of an impact to greatly affect performance without increased occupancy. High operating expenses continue to be an issue due to increased legal fees tied to collections, high utility costs and maintenance costs related to vacant unit turnovers. All taxes, insurance and mortgage payments are current as of June 30, 2013. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Meadows of Southgate L.D.H.A., LP (Meadows of Southgate) is an 83-unit elderly property located in Southgate, Michigan. In 2012 the property continued to operate below breakeven largely due to ongoing occupancy challenges caused by a weak rental market. Occupancy averaged 65% in 2012, and as of June 2013 the property was 74% occupied. The investment general partner visted the property in June 2013 and the operating general partner confirmed that the local rental market is still very soft. In addition, Wayne County continues to reduce supportive services, which has accelerated the deterioration of the low-income rental market. The management agent, an affiliate of the operating general partner, continues to focus on improving occupancy through marketing initiatives including rental concessions, lowered rental rates, and extended leasing office hours. A Craigslist advertising campaign was initiated in 2012 and is the primary cause of the marginal improvement in occupancy over the last 12 months. Deficits are being funded through the accrual of related party management fees. All real estate tax, mortgage, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Meadows of Southgate. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In June 2013, the operating general partner of Meadows of Southgate L.D.H.A. LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on June 28, 2013. The sales price of the property was $2,739,000, which included the outstanding mortgage balance of approximately $1,744,202 and cash proceeds to the investment partnership of $727,000. Of the total proceeds received by the investment partnership, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $719,500 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $719,500 as of June 30, 2013.

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

Anson Limited Partnership (Parkwood Apartments) is a 24-unit, elderly property located in Anson, ME. Rural Development approved a change in management in December 2012. The change was made without the consent of the investment general partner. Upon discussions with Rural Development, the operating general partner believes the change is in the best interest of the Operating Partnership. The new management company has been focusing on deferred maintenance issues. Operational reports have been provided by the new management company through the second quarter of 2013. As of June 30, 2013, the property is 92% occupied and operating above breakeven. The operating general partner intends to continue to work with management to receive timely reporting. The low income housing tax credit compliance period expired on December 31, 2007.

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

In December 2012, the investment general partner transferred its interest in Twin Oaks Associates LP (VA) to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,343,303 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $70,000 maturing on June 30, 2013. The maturity date of the Note has been extended to September 30, 2013. Of the amounts payable under the Note, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $65,000 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,000 as of December 31, 2012.

Falcon Ridge L.P. (Falcon Ridge Apartments) is a 32-unit family property located in Beattyville, Kentucky. Although the 2012 occupancy remained stable at 97%, the property had below breakeven operations. This deficit was the result of increased maintenance and real estate tax expenses. The 2013 operations have improved, but remain slightly below breakeven. This improvement is due to the increase in rental income and an overall decrease in operating expenses. Occupancy is averaging 100% in 2013. The operating general partner intends to continue to monitor the property and request information from the managing agent. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

In July 2013, the investment general partner transferred its interest in Talbot Village II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $635,180 and cash proceeds to the investment partnership of $57,337. Of the total proceeds received, $2,120 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $50,217 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 17

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%.  The series had a total of 25 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 17 reflects a net loss from Operating Partnerships of $(177,253) and $(307,145), respectively, which includes depreciation and amortization of $491,069 and $510,887, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property operated below breakeven in 2011 and 2012 due to insufficient rental rates and high debt service. The mortgage has been placed in default and the operating general partner has filed for bankruptcy protection. Occupancy is strong at 97% as of June 30, 2013. Management had proposed a rent increase in its 2012 budget to partially offset high debt service, but their request was denied by Maine State Housing Authority (MSHA). A second request made to MSHA for a $10 per unit, per month rent increase, to be effective January 1, 2013, was approved and was implemented as planned. This will add an additional $3,600 annually to revenue but will not on its own be enough to push operations above breakeven.

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

The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. After exhausting all other alternatives, the investment general partner gave its consent and the operating general partner filed for bankruptcy on September 12, 2012. The property continues its daily operations while in receivership and takes direction from the trustee appointed by the bankruptcy court. The operating general partner has worked closely with MSHA to reduce the interest rate down to 6%. This will produce a savings of more than $50,000 annually and would likely allow the property to operate above breakeven. At the end of year five, the operating general partner plans to explore various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2011 and 2012 due to high vacancy, insufficient rental rates, high operating expenses, and high debt service. Occupancy ended 2012 at 81% but has increased to 90% as of June 30, 2013. Improving occupancy is a challenge due to the property's poor physical condition, the lack of available rent-ready units, and its isolated location. Management indicated that the closing of the nearby Brunswick Naval Air Station in May 2011 has affected occupancy through subsequent high local unemployment and led to the relocation of many potential new tenants. Management has no plans to petition MSHA for a rental increase until occupancy improves. Higher operating expenses in 2012 are the result of management's efforts to improve the quality of its resident base by aggressively pursuing collections and the eviction of non-performing tenants and the high cost of vacant unit turnover caused by the poor condition of the buildings.

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

The property continues its daily operations while in receivership and takes direction from the trustee appointed by the bankruptcy court. The operating general partner has worked closely with MSHA to reduce the interest rate down to 6%. This will produce a savings of more than $30,000 annually and would likely allow the property to operate above breakeven. At the end of year five, the operating general partner plans to explore various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership.

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. In 2012 the property had average occupancy of 89% and operated above breakeven. Through the first quarter of 2013 the property was 89% occupied and operations are below breakeven due to increased utilities and tax expense. The second quarter financials of 2013 have not been received to date. Quarterly reporting is an ongoing issue with management and the investment general partner is working with the operating general partner to resolve this issue. In 2012 the investment general partner was notified that the second mortgage in the amount of $250,000 held by the Mount Vernon Urban Renewal Agency (MVURA) was delinquent. The operating general partner has had successful discussions with MVURA and no payments are currently required due to a pending debt restructure anticipated to occur in 2013. MVURA has not issued a default notice due to ongoing negotiations.  The operating general partner anticipates that the debt restructure will allow the property to meet its debt service and will resolve the delinquent debt payment issue. All taxes, insurance, and payments on the first mortgage were current at the end of March 2013. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Hackley-Barclay Limited Partnership (Royal Glen Townhomes) is a 78-unit property located in Muskegon, Michigan. The property averaged 97% occupancy in 2012 and operated above breakeven. On March 17, 2013, a fire broke out in one unit when a tenant forgot to turn the iron off and left for the day. No injuries were caused by the fire but there was significant damage to the unit. Management has filed an insurance claim and has received a check for $40,000. As of June 30, 2013 the unit repairs were 95% complete and management has begun qualifying applicants for the apartment. Occupancy at the property has averaged 95% through the second quarter of 2013. The property continues to operate above breakeven. All taxes, insurance, and payments on the mortgage are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Hackley-Barclay Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2013, the investment general partner transferred its interest in Briarwood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,064,784 and cash proceeds to the investment partnership of $118,109. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $113,109 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interest in Deerwood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $598,232 and cash proceeds to the investment partnership of $60,267. Of the total proceeds received, $861 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $54,406 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interest in Doyle Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,098,025 and cash proceeds to the investment partnership of $131,328. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $126,328 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interest in Houston Village L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $630,245 and cash proceeds to the investment partnership of $72,780. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $67,780 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 18

As of June 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%.  The series had a total of 20 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 18 reflects a net loss from Operating Partnerships of $(185,356) and $(180,620), respectively, which includes depreciation and amortization of $255,282 and $351,473, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. The property struggled with low occupancy in early 2012. The vacancy was a direct reflection of economic conditions in Ripley, where ongoing job losses led to increased evictions and migration from the area. Management focused on marketing efforts, particularly internet advertising, in order to increase occupancy. They also performed outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As a result of management's efforts, occupancy averaged 90% in the second quarter of 2013 and the property was operating above breakeven. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. In 2012, the property operated at breakeven and averaged 97% occupancy. As of June 30, 2013 occupancy has decreased to 68% and the property is operating below breakeven. The decrease in occupancy was the result of a six week period when the property operated without a manager due to a transition in the management of the complex. From 2010 to 2012 the property was managed by a third party. The operating general partner resumed direct management in January 2013, but was not able to fill the manager position until March 2013. Operations suffered during this time and have been slow to recover. To address the vacancy issue the manager is offering a leasing concession to pay the security deposit over the first three months of occupancy rather than in a lump sum at move-in. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner inspected the property on June 10, 2013 and found it to be in fair condition. The rating was relatively low due to noticeable damage to the exterior brick and the poor condition of the common area corridors. A letter was sent to the operating general partner requesting that these issues be addressed. All mortgage, tax, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development located in Newton, Iowa. Occupancy has trended downward since 2009, causing below breakeven operations. The management company attributed the poor occupancy to soft market conditions. In 2012, occupancy averaged 77%, but operating expenses were low and the property operated above breakeven. Management continues to increase advertising in surrounding areas and to offer rental incentives. As of June 2013, occupancy has increased to 96%. However, the property operated below breakeven for the first half of 2013 due to an increase in maintenance expenses. As a result of the increase in rental activity, many units needed to be made rent ready. Expenses are expected to stabilize going forward. A site visit was completed in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property was previously operating under a Servicing Workout Plan approved by Rural Development which expired on September 30, 2012. The Plan aimed to fund the replacement reserves, make payables current, and resolve capital improvement issues through expanded marketing efforts to improve occupancy. Currently, a new workout plan for the property is being reviewed by Rural Development. Current marketing includes advertising on Rent.com, advertising in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community and frequent contacts with local agencies, as well as 'for rent' signs located on the property. In 2012, occupancy remained a concern as the property averaged 78% occupancy for the year. However, despite the low occupancy, the property operated above breakeven. The property is able to operate above breakeven at low occupancy levels because management keeps very tight control on expenses. As of June 30, 2013, the property is 79% occupied and operating above breakeven. The investment general partner performed a site visit in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In January 2013, the operating general partner of Lakeview Meadows II LDHA LP approved an agreement to sell the property to an unaffiliated third party buyer and the transaction was scheduled to close in December 2013. However, the transaction is not moving forward due to the buyer's inability to obtain financing.

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

Series 19

As of June 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 19 reflects a net loss from Operating Partnerships of $(80,839) and $(52,310), respectively, which includes depreciation and amortization of $93,290 and $159,087, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project in Carrollton, Missouri. The property is operating below breakeven because of low rental rates and high operating expenses, specifically high utility costs. The property averaged 99% occupancy in 2012 and 98% occupancy through June 2013. The Missouri Housing Development Commission approved a rent increase request by management, with an effective date of May 1, 2013. The rent increase will increase potential revenue by $8,820 annually. Operating expenses are slightly higher than 2012 expenses due to variances in administrative and utility expenses. Because of the property's ongoing financial struggles, the lender (MHDC) agreed to make the mortgage cash flow only through the remaining term of the loan, or 2036. This has allowed the property to reduce its debt service payments and operating deficits. The real estate taxes, mortgage and insurance are all current as of June 2013. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit family project in Rainsville, Alabama. Occupancy has struggled to maintain an average occupancy of 90% since 2011 despite changes in site staff that were expected to improve operations. Although the site manager has improved rent collection, the property is still struggling to maintain occupancy. Rural Development approved a rent increase of $15 per unit, effective January 1, 2012; however, 2012 and 2013 operations are still below breakeven. Average occupancy is low at 86% and operating expenses have slightly increased. The property has no operating cash and reported an underfunded tax and insurance escrow. The operating deficit guarantee is unlimited in time and amount. The real estate taxes, mortgage and insurance are all current. The operating general partner and affiliated management company have been unresponsive to the investment general partner's requests for information. The investment general partner intends to continue to monitor operations and request updates from the management company. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. It is located in a very competitive market with two new tax credit properties and two similarly priced market rate properties. This competition has reduced management's ability to increase rents. Occupancy averaged 94% in 2012 and ended the second quarter of 2013 at 93%. Management continues to advertise in For Rent Magazine and Rent.com. The property is operating at breakeven through the second quarter of 2013 due to reduced maintenance and administrative costs. Management has implemented proactive measures to control costs at the property such as increasing the frequency of unit inspections. This has resulted in reduced maintenance expenses by identifying damages in apartments and billing the residents before move out. The operating general partner and investment general partner have explored refinancing and disposition options, but the $770,000 loan prepayment penalty has prevented a sale or refinance. The operating general partner plans to continue funding deficits at the property and hopes to refinance when the loan matures in 2014. Written documentation received confirms that the property's mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Munford Village Ltd. (Munford Village) is a 24-unit family property in Munford, Alabama. Occupancy declined from 2011 through 2012 to 84% with operations below breakeven. This was the result of low occupancy and increased administrative, maintenance and insurance expenses. This decline, both in occupancy and overall operations, has continued in 2013. Occupancy is averaging 81% as of June 2013. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property's operations. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2013.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 14, 2013	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2013	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 14, 2013	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal