Form 10-Q
period 2013-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2013-11-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 2013

                                             or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Condensed Statements of Cash Flows Series 16 28

Condensed Statements of Cash Flows Series 17 29

Condensed Statements of Cash Flows Series 18 30

Condensed Statements of Cash Flows Series 19 31

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS (CONTINUED)

Notes to CONDENSED Financial Statements 32

Note A Organization 32

Note B Accounting and financial reporting policies 32

Note C Related Party Transactions 34

Note D Investments in operating partnerships 35

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS 37

Combined Condensed Summarized Statement of Operations Series 15 38

Combined Condensed Summarized Statement of Operations Series 16 39

Combined Condensed Summarized Statement of Operations Series 17 40

Combined Condensed Summarized Statement of Operations Series 18 41

Combined Condensed Summarized Statement of Operations Series 19 42

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

Item 1. Legal Proceedings 71

Item 1A. Risk Factors 71

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 71

Item 3. Defaults Upon Senior Securities 71

Item 4. Mine Safety Disclosures 71

Item 5. Other Information 71

Item 6. Exhibits 71

SIGNATURES 72

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 6,867,999	$ 5,933,101
Other assets	67,200	69,400
	$ 6,935,199	$ 6,002,501

LIABILITIES

Accounts payable & accrued expenses	$ 64,046	$ 32,246
Accounts payable affiliates (Note C)	22,833,226	23,832,722
Capital contributions payable	85,274	91,360
	22,982,546	23,956,328

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,986,702 outstanding	(14,072,394)	(15,919,011)
General Partner	(1,974,953)	(2,034,816)
	(16,047,347)	(17,953,827)
	$ 6,935,199	$ 6,002,501

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 119,758	$ 184,136
Other assets	-	-
	$ 119,758	$ 184,136

LIABILITIES

Accounts payable & accrued expenses	$ 1,246	$ 1,246
Accounts payable affiliates (Note C)	3,971,365	3,943,793
Capital contributions payable	-	-
	3,972,611	3,945,039

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,866,900 outstanding	(3,492,135)	(3,401,105)
General Partner	(360,718)	(359,798)
	(3,852,853)	(3,760,903)
	$ 119,758	$ 184,136

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 157,490	$ 264,550
Other assets	65,000	65,000
	$ 222,490	$ 329,550

LIABILITIES

Accounts payable & accrued expenses	$ 10,000	$ 5,000
Accounts payable affiliates (Note C)	7,903,187	8,656,186
Capital contributions payable	50,008	50,008
	7,963,195	8,711,194

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,425,102 outstanding	(7,196,689)	(7,831,219)
General Partner	(544,016)	(550,425)

	(7,740,705)	(8,381,644)
	$ 222,490	$ 329,550

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 5,454,346	$ 258,319
Other assets	2,200	4,400
	$ 5,456,546	$ 262,719

LIABILITIES

Accounts payable & accrued expenses	$ 40,300	$ 18,500
Accounts payable affiliates (Note C)	6,478,154	6,830,975
Capital contributions payable	16,712	22,798
	6,535,166	6,872,273

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,998,500 outstanding	(647,056)	(6,122,681)
General Partner	(431,564)	(486,873)
	(1,078,620)	(6,609,554)
	$ 5,456,546	$ 262,719

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 272,565	$ 231,682
Other assets	-	-
	$ 272,565	$ 231,682

LIABILITIES

Accounts payable & accrued expenses	$ 5,000	$ -
Accounts payable affiliates (Note C)	4,480,520	4,401,768
Capital contributions payable	18,554	18,554
	4,504,074	4,420,322

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding	(3,878,966)	(3,836,526)
General Partner	(352,543)	(352,114)
	(4,231,509)	(4,188,640)
	$ 272,565	$ 231,682

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 863,840	$ 4,994,414
Other assets	-	-
	$ 863,840	$ 4,994,414

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	7,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding	1,142,452	5,272,520
General Partner	(286,112)	(285,606)
	856,340	4,986,914
	$ 863,840	$ 4,994,414

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 3,063	$ 4,915
Other income	51,418	260
	54,481	5,175

Share of Income from Operating Partnerships(Note D)	5,657,837	1,314,389

Expenses
Professional fees	115,507	136,715
Fund management fee, net (Note C)	159,629	184,712
General and administrative expenses	20,699	23,830
	295,835	345,257

NET INCOME (LOSS)	$ 5,416,483	$ 974,307

Net income (loss) allocated to limited assignees	$ 5,362,319	$ 964,564

Net income (loss) allocated to general partner	$ 54,164	$ 9,743

Net income (loss) per BAC	$ .24	$ .04

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 15

	2013	2012

Income
Interest income	$ 95	$ 155
Other income	321	-
	416	155

Share of Income from Operating Partnerships(Note D)	-	20,737

Expenses
Professional fees	23,360	29,998
Fund management fee, net (Note C)	29,667	40,002
General and administrative expenses	3,557	4,403
	56,584	74,403

NET INCOME (LOSS)	$ (56,168)	$ (53,511)

Net income (loss) allocated to limited assignees	$ (55,606)	$ (52,976)

Net income (loss) allocated to general partner	$ (562)	$ (535)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2013	2012

Income
Interest income	$ 244	$ 186
Other income	4,475	146
	4,719	332

Share of Income from Operating Partnerships(Note D)	71,531	94,453

Expenses
Professional fees	33,782	34,028
Fund management fee, net (Note C)	43,101	66,668
General and administrative expenses	4,192	5,086
	81,075	105,782

NET INCOME (LOSS)	$ (4,825)	$ (10,997)

Net income (loss) allocated to limited assignees	$ (4,777)	$ (10,887)

Net income (loss) allocated to general partner	$ (48)	$ (110)

Net income (loss) per BAC	$ (.00)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2013	2012

Income
Interest income	$ 161	$ 178
Other income	57	-
	218	178

Share of Income from Operating Partnerships(Note D)	5,586,306	20,937

Expenses
Professional fees	21,075	30,705
Fund management fee, net (Note C)	41,582	73,907
General and administrative expenses	6,343	5,901
	69,000	110,513

NET INCOME (LOSS)	$ 5,517,524	$ (89,398)

Net income (loss) allocated to limited assignees	$ 5,462,349	$ (88,504)

Net income (loss) allocated to general partner	$ 55,175	$ (894)

Net income (loss) per BAC	$ 1.09	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 18

	2013	2012

Income
Interest income	$ 70	$ 49
Other income	46,500	-
	46,570	49

Share of Income from Operating Partnerships(Note D)	-	20,937

Expenses
Professional fees	19,150	22,468
Fund management fee, net (Note C)	34,326	61,128
General and administrative expenses	3,284	4,122
	56,760	87,718

NET INCOME (LOSS)	$ (10,190)	$ (66,732)

Net income (loss) allocated to limited assignees	$ (10,088)	$ (66,065)

Net income (loss) allocated to general partner	$ (102)	$ (667)

Net income (loss) per BAC	$ (.00)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2013	2012

Income
Interest income	$ 2,493	$ 4,347
Other income	65	114
	2,558	4,461

Share of Income from Operating Partnerships(Note D)	-	1,157,325

Expenses
Professional fees	18,140	19,516
Fund management fee, net (Note C)	10,953	(56,993)
General and administrative expenses	3,323	4,318
	32,416	(33,159)

NET INCOME (LOSS)	$ (29,858)	$ 1,194,945

Net income (loss) allocated to limited assignees	$ (29,559)	$ 1,182,996

Net income (loss) allocated to general partner	$ (299)	$ 11,949

Net income (loss) per BAC	$ (.01)	$ .29

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2013	2012

Income
Interest income	$ 6,943	$ 10,338
Other income	97,450	32,803
	104,393	43,141

Share of Income from Operating Partnerships(Note D)	6,390,337	1,314,389

Expenses
Professional fees	151,880	139,004
Fund management fee, net (Note C)	305,786	426,556
General and administrative expenses	50,584	55,197
	508,250	620,757

NET INCOME (LOSS)	$ 5,986,480	$ 736,773

Net income (loss) allocated to limited assignees	$ 5,926,617	$ 729,405

Net income (loss) allocated to general partner	$ 59,863	$ 7,368

Net income (loss) per BAC	$ .27	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 15

	2013	2012

Income
Interest income	$ 209	$ 359
Other income	2,505	856
	2,714	1,215

Share of Income from Operating Partnerships(Note D)	-	20,737

Expenses
Professional fees	32,010	30,098
Fund management fee, net (Note C)	53,335	75,798
General and administrative expenses	9,319	9,566
	94,664	115,462

NET INCOME (LOSS)	$ (91,950)	$ (93,510)

Net income (loss) allocated to limited assignees	$ (91,030)	$ (92,575)

Net income (loss) allocated to general partner	$ (920)	$ (935)

Net income (loss) per BAC	$ (.02)	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2013	2012

Income
Interest income	$ 370	$ 480
Other income	10,022	1,237
	10,392	1,717

Share of Income from Operating Partnerships(Note D)	791,031	94,453

Expenses
Professional fees	45,730	34,507
Fund management fee, net (Note C)	103,672	133,436
General and administrative expenses	11,082	11,032
	160,484	178,975

NET INCOME (LOSS)	$ 640,939	$ (82,805)

Net income (loss) allocated to limited assignees	$ 634,530	$ (81,977)

Net income (loss) allocated to general partner	$ 6,409	$ (828)

Net income (loss) per BAC	$ .12	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2013	2012

Income
Interest income	$ 286	$ 437
Other income	37,376	9,870
	37,662	10,307

Share of Income from Operating Partnerships(Note D)	5,586,306	20,937

Expenses
Professional fees	27,050	32,233
Fund management fee, net (Note C)	53,373	127,334
General and administrative expenses	12,611	11,420
	93,034	170,987

NET INCOME (LOSS)	$ 5,530,934	$ (139,743)

Net income (loss) allocated to limited assignees	$ 5,475,625	$ (138,346)

Net income (loss) allocated to general partner	$ 55,309	$ (1,397)

Net income (loss) per BAC	$ 1.10	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 18

	2013	2012

Income
Interest income	$ 138	$ 103
Other income	47,433	11,000
	47,571	11,103

Share of Income from Operating Partnerships(Note D)	13,000	20,937

Expenses
Professional fees	24,665	22,554
Fund management fee, net (Note C)	70,190	124,919
General and administrative expenses	8,585	9,439
	103,440	156,912

NET INCOME (LOSS)	$ (42,869)	$ (124,872)

Net income (loss) allocated to limited assignees	$ (42,440)	$ (123,623)

Net income (loss) allocated to general partner	$ (429)	$ (1,249)

Net income (loss) per BAC	$ (.01)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2013	2012

Income
Interest income	$ 5,940	$ 8,959
Other income	114	9,840
	6,054	18,799

Share of Income from Operating Partnerships(Note D)	-	1,157,325

Expenses
Professional fees	22,425	19,612
Fund management fee, net (Note C)	25,216	(34,931)
General and administrative expenses	8,987	13,740
	56,628	(1,579)

NET INCOME (LOSS)	$ (50,574)	$ 1,177,703

Net income (loss) allocated to limited assignees	$ (50,068)	$ 1,165,926

Net income (loss) allocated to general partner	$ (506)	$ 11,777

Net income (loss) per BAC	$ (.01)	$ .29

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(15,919,011)	$ (2,034,816)	$(17,953,827)

Distributions	(4,080,000)	-	(4,080,000)

Net income (loss)	5,926,617	59,863	5,986,480

Partners' capital (deficit), September 30, 2013	$(14,072,394)	$ (1,974,953)	$(16,047,347)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2013	$ (3,401,105)	$ (359,798)	$ (3,760,903)

Distributions	-	-	-

Net income (loss)	(91,030)	(920)	(91,950)

Partners' capital (deficit), September 30, 2013	$ (3,492,135)	$ (360,718)	$ (3,852,853)

Series 16
Partners' capital (deficit) April 1, 2013	$ (7,831,219)	$ (550,425)	$ (8,381,644)

Distributions	-	-	-

Net income (loss)	634,530	6,409	640,939

Partners' capital (deficit), September 30, 2013	$ (7,196,689)	$ (544,016)	$ (7,740,705)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2013	$ (6,122,681)	$ (486,873)	$ (6,609,554)

Distributions	-	-	-

Net income (loss)	5,475,625	55,309	5,530,934

Partners' capital (deficit), September 30, 2013	$ (647,056)	$ (431,564)	$ (1,078,620)

Series 18
Partners' capital (deficit) April 1, 2013	$ (3,836,526)	$ (352,114)	$ (4,188,640)

Distributions	-	-	-

Net income (loss)	(42,440)	(429)	(42,869)

Partners' capital (deficit), September 30, 2013	$ (3,878,966)	$ (352,543)	$ (4,231,509)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2013	$ 5,272,520	$ (285,606)	$ 4,986,914

Distributions	(4,080,000)	-	(4,080,000)

Net income (loss)	(50,068)	(506)	(50,574)

Partners' capital (deficit), September 30, 2013	$ 1,142,452	$ (286,112)	$ 856,340

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 5,986,480	$ 736,773
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(6,390,337)	(1,314,389)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	31,800	36,275
(Increase) Decrease in other assets	2,200	(79,416)
(Decrease) Increase in accounts payable affiliates	(999,496)	211,089

Net cash (used in) provided by operating activities	(1,369,353)	(409,668)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,384,251	1,314,389

Net cash provided by investing activities	6,384,251	1,314,389

Cash flows from financing activities:

Distributions	(4,080,000)	-

Net cash used in financing activities	(4,080,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	934,898	904,721

Cash and cash equivalents, beginning	5,933,101	4,880,195

Cash and cash equivalents, ending	$ 6,867,999	$ 5,784,916

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (91,950)	$ (93,510)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(20,737)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,500
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	27,572	63,856

Net cash (used in) provided by operating activities	(64,378)	(46,891)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	20,737

Net cash provided by investing activities	-	20,737

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,378)	(26,154)

Cash and cash equivalents, beginning	184,136	198,803

Cash and cash equivalents, ending	$ 119,758	$ 172,649

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 640,939	$ (82,805)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(791,031)	(94,453)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	3,500
(Increase) Decrease in other assets	-	(73,516)
(Decrease) Increase in accounts payable affiliates	(752,999)	(4,071)

Net cash (used in) provided by operating activities	(898,091)	(251,345)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	791,031	94,453

Net cash provided by investing activities	791,031	94,453

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,060)	(156,892)

Cash and cash equivalents, beginning	264,550	360,565

Cash and cash equivalents, ending	$ 157,490	$ 203,673

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 5,530,934	$ (139,743)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(5,586,306)	(20,937)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	21,800	(4,000)
(Increase) Decrease in other assets	2,200	-
(Decrease) Increase in accounts payable affiliates	(352,821)	23,322

Net cash (used in) provided by operating activities	(384,193)	(141,358)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	5,580,220	20,937

Net cash provided by investing activities	5,580,220	20,937

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,196,027	(120,421)

Cash and cash equivalents, beginning	258,319	344,436

Cash and cash equivalents, ending	$ 5,454,346	$ 224,015

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (42,869)	$ (124,872)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(13,000)	(20,937)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	3,500
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	78,752	127,982

Net cash (used in) provided by operating activities	27,883	(14,327)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	13,000	20,937

Net cash provided by investing activities	13,000	20,937

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,883	6,610

Cash and cash equivalents, beginning	231,682	164,525

Cash and cash equivalents, ending	$ 272,565	$ 171,135

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (50,574)	$ 1,177,703
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(1,157,325)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	29,775
(Increase) Decrease in other assets	-	(5,900)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(50,574)	44,253

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,157,325

Net cash provided by investing activities	-	1,157,325

Cash flows from financing activities:

Distributions	(4,080,000)	-

Net cash used in financing activities	(4,080,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,130,574)	1,201,578

Cash and cash equivalents, beginning	4,994,414	3,811,866

Cash and cash equivalents, ending	$ 863,840	$ 5,013,444

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013

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
September 30, 2013

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2013 and for the six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2013

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ 34,167	$ 44,015
Series 16	58,727	76,404
Series 17	64,976	75,411
Series 18	45,876	63,491
Series 19	18,303	30,205
	$222,049	$289,526

The fund management fees paid for the three months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ -	$ 25,000
Series 16	769,717	157,500
Series 17	361,623	127,500
Series 18	-	-
Series 19	18,303	30,205
	$1,149,643	$ 340,205

The fund management fees paid for the six months ended September 30, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ 40,762	$ 25,000
Series 16	877,366	157,500
Series 17	486,623	127,500
Series 18	13,000	-
Series 19	36,606	68,116
	$1,454,357	$ 378,116

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2013 and 2012, the Fund had limited partnership interests in 98 and 123 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2013 and 2012 is as follows:

	2013	2012
Series 15	25	29
Series 16	28	36
Series 17	18	26
Series 18	19	22
Series 19	8	10
	98	123

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	16,712	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 85,274	$ 91,360

During the six months ended September 30, 2013 the Fund disposed of eleven Operating Partnerships of which one Operating Partnership was included in both Series 18 and 19 and the Fund received additional proceeds from one operating limited partnership disposed of in the prior year. A summary of the dispositions by Series for September 30, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition*	Gain on Disposition

Series 15	-	-	$-	$-
Series 16	2	1	791,031	791,031
Series 17	6	1	5,580,220	5,586,306
Series 18	1	-	13,000	13,000
Series 19	1	-	-	-

Total	10	2	$6,384,251	$6,390,337

* Fund proceeds from disposition does not include the following amount which was due to a writeoff of capital contribution payable of $6,086 for Series 17.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

During the six months ended September 30, 2012 the Fund disposed of eleven Operating Partnership. A summary of the dispositions by Series for September 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 15	1	-	$20,737	$20,737
Series 16	2	-	94,453	94,453
Series 17	1	-	20,937	20,937
Series 18	1	-	20,937	20,937
Series 19	6	-	1,157,325	1,157,325

Total	11	-	$1,314,389	$1,314,389

* Fund proceeds from disposition include $73,516 recorded as a receivable as of September 30, 2012, for Series 16.

The gain described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the condensed financial statements.

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2013.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2013	2012

Revenues
Rental	$ 11,562,823	$ 14,354,270
Interest and other	273,758	396,287

	11,836,581	14,750,557

Expenses
Interest	1,749,740	2,449,163
Depreciation and amortization	2,912,782	3,724,545
Operating expenses	8,525,085	10,432,742
	13,187,607	16,606,450

NET LOSS	$(1,351,026)	$(1,855,893)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,337,515)	$(1,837,333)

Net loss allocated to other Partners	$ (13,511)	$ (18,560)

* Amounts include $1,337,515 and $1,837,333 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2013	2012

Revenues
Rental	$ 2,229,838	$ 2,644,505
Interest and other	71,313	80,424

	2,301,151	2,724,929

Expenses
Interest	341,751	425,248
Depreciation and amortization	577,821	703,464
Operating expenses	1,559,655	1,929,404
	2,479,227	3,058,116

NET LOSS	$ (178,076)	$ (333,187)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (176,295)	$ (329,855)

Net loss allocated to other Partners	$ (1,781)	$ (3,332)

* Amounts include $176,295 and $329,855 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2013	2012

Revenues
Rental	$ 3,110,645	$ 3,566,981
Interest and other	37,338	65,424

	3,147,983	3,632,405

Expenses
Interest	480,713	629,677
Depreciation and amortization	790,902	916,417
Operating expenses	2,330,612	2,596,339
	3,602,227	4,142,433

NET LOSS	$ (454,244)	$ (510,028)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (449,702)	$ (504,928)

Net loss allocated to other Partners	$ (4,542)	$ (5,100)

* Amounts include $449,702 and $504,928 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2013	2012

Revenues
Rental	$ 3,453,279	$ 4,074,193
Interest and other	75,274	102,196

	3,528,553	4,176,389

Expenses
Interest	480,165	630,863
Depreciation and amortization	830,980	1,038,799
Operating expenses	2,479,639	3,002,638
	3,790,784	4,672,300

NET LOSS	$ (262,231)	$ (495,911)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (259,608)	$ (490,951)

Net loss allocated to other Partners	$ (2,623)	$ (4,960)

* Amounts include $259,608 and $490,951 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2013	2012

Revenues
Rental	$ 2,052,302	$ 2,960,275
Interest and other	63,751	92,336

	2,116,053	3,052,611

Expenses
Interest	291,399	543,280
Depreciation and amortization	540,174	770,108
Operating expenses	1,601,392	2,123,419
	2,432,965	3,436,807

NET LOSS	$ (316,912)	$ (384,196)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (313,743)	$ (380,354)

Net loss allocated to other Partners	$ (3,169)	$ (3,842)

* Amounts include $313,743 and $380,354 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2013	2012

Revenues
Rental	$ 716,759	$ 1,108,316
Interest and other	26,082	55,907

	742,841	1,164,223

Expenses
Interest	155,712	220,095
Depreciation and amortization	172,905	295,757
Operating expenses	553,787	780,942
	882,404	1,296,794

NET LOSS	$ (139,563)	$ (132,571)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (138,167)	$ (131,245)

Net loss allocated to other Partners	$ (1,396)	$ (1,326)

* Amounts include $138,167 and $131,245 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2013
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2013 were $222,049 and total fund management fees accrued as of September 30, 2013 were $22,197,864. During the three months ended September 30, 2013, $1,149,643 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2013, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2013 there were no advances. Below is a summary, by series, of the total advances made to date.
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

During the quarter ended September 30, 2013, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2013.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 36 of the Operating Partnerships.

During the quarter ended September 30, 2013, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of September 30, 2013. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 31 of the Operating Partnerships.

During the quarter ended September 30, 2013, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 2 Operating Partnerships in the amount of $16,712 as of September 30, 2013. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 15 of the Operating Partnerships.

During the quarter ended September 30, 2013, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2013. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 18 of the Operating Partnerships.

During the quarter ended September 30, 2013, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2013.

Results of Operations

As of September 30, 2013 and 2012, the Fund held limited partnership interests in 98 and 123 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2013 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 34,167	$ 4,500	$ 29,667
Series 16	58,727	15,626	43,101
Series 17	64,976	23,394	41,582
Series 18	45,876	11,550	34,326
Series 19	18,303	7,350	10,953
	$222,049	$ 62,420	$ 159,629
	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 68,334	$ 14,999	$ 53,335
Series 16	124,367	20,695	103,672
Series 17	133,802	80,429	53,373
Series 18	91,752	21,562	70,190
Series 19	36,606	11,390	25,216
	$454,861	$149,075	$ 305,786

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%.  The series had a total of 25 properties September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 15 reflects a net loss from Operating Partnerships of $(178,076) and $(333,187), respectively, which includes depreciation and amortization of $577,821 and $703,464, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. Management also noted that crime is an issue in the area and plans to hire a security officer who will reside at the property in order to offset potential security concerns. As there have been no major security incidents reported at the property, the addition of security is a proactive measure. In 2012, occupancy averaged 50%, down from 53% in 2011. The property generated a $27,445 deficit in 2012, which was primarily funded by accruing management fees and management payroll due to an affiliate of the operating general partner. The operating general partner has historically funded operating deficits in this manner. Through September 2013, the property is averaging 59% occupancy and is operating below breakeven. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 52% and 64% in 2011 and 2012, respectively. As of September 30, 2013, Livingston Plaza's average occupancy was 67%. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite the low occupancy, with operating expenses tightly controlled by the operating general partner including its affiliated management company not charging a management fee to manage the property, Livingston Plaza was able to operate at a breakeven level in 2012 and through the third quarter of 2013. The property operated below breakeven in 2011 with the deficit funded primarily by withdrawals from the replacement reserve escrow account. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of September 30, 2013. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner has investigated various disposition strategies for this property that would be consistent with the investment objectives of the investment partnership and has concluded that it is unlikely that any proceeds will be available for distribution to the investment limited partners from the disposition of the property or the Operating Partnership.

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

Series 16

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 16 reflects a net loss from Operating Partnerships of $(454,244) and $(510,028), respectively, which includes depreciation and amortization of $790,902 and $916,417, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. In 2012 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011, averaging 88% for the year. Occupancy further decreased in 2012, averaging 80% for the year. The market suffers from high unemployment and an overall market trend of household consolidation. New onsite and district managers were hired in 2012 and they have improved operations by increasing marketing efforts and offering tenant referral incentives to counter the effects of the competitive rental market. As a result, average occupancy through the third quarter of 2013 has increased to 88%. Property performance was slightly below breakeven through the third quarter of 2013 primarily due to the annual auditing expense. An appeal of the 2012 tax bill was successful, resulting in a 50% reduction in the property's tax bill. The property's cash flow is expected to improve with the increased occupancy and reduced property tax expense. The operating general partner is funding deficits as needed. The mortgage payments, taxes, and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions. As a result of the tenant base being largely composed of hourly-wage employees, evictions and move-outs continue to keep occupancy low. The property's rural location also limits property traffic and exposure, further contributing to the weak occupancy. Management continues to aggressively market the community by distributing fliers throughout the area and by having directional signage installed. A tenant referral program was implemented and move-in specials are being offered. Occupancy has increased marginally from an average of 84% in 2012 to 86% through the third quarter of 2013. The property continued to operate below breakeven through the third quarter of 2013. The operating general partner continues to fund deficits as needed. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. Occupancy at the end of the third quarter of 2013 was 100%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2011 due to cash flow shortfalls. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender commenced foreclosure proceedings. The redemption period for the foreclosure in this action was six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period ended on August 23, 2012. The resulting foreclosure sale in 2012 did not result in any recapture or penalties because the property was beyond the compliance period. A local developer bought the loan at sheriff's sale from the lender. The operating general partner then bought the property back from the local developer. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. The property operated below breakeven in 2012 and continues to operate below breakeven in 2013 due to low occupancy and high operating expenses, specifically utilities. Occupancy is averaging 82% through third quarter of 2013. Management continues to advertise in the local newspaper and place fliers in area schools and at the local community center, but persistent low employment and a depressed local economy continue to present leasing challenges. A $15 per unit, per month, rent increase took effect January 1, 2013. This is projected to raise an additional $3,600 in annual revenue. Management has worked to improve controllable expenses, but utility costs continue to be high as the property is carrying the vacant unit costs on the house meters longer than expected. All taxes, insurance and mortgage payments are current as of September 2013. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In June 2013, the operating general partner of Meadows of Southgate L.D.H.A. LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on June 28, 2013. The sales price of the property was $2,739,000, which included the outstanding mortgage balance of approximately $1,744,202 and cash proceeds to the investment partnership of $727,000. Of the total proceeds received by the investment partnership, $7,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $719,500 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $719,500 as of June 30, 2013.

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

Anson Limited Partnership (Parkwood Apartments) is a 24-unit, elderly property located in Anson, ME. Rural Development approved a change in management in December 2012. The change was made without the consent of the investment general partner. Upon discussions with Rural Development, the operating general partner believes the change is in the best interest of the Operating Partnership. The new management company has been focusing on deferred maintenance issues. Operational reports have been provided by the new management company through the second quarter of 2013. As of June 30, 2013, the property is 92% occupied and operating at breakeven. The operating general partner intends to continue to work with management to receive timely reporting. The low income housing tax credit compliance period expired on December 31, 2007.

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

In December 2012, the investment general partner transferred its interest in Twin Oaks Associates LP (VA) to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,343,303 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $70,000 maturing on June 30, 2013. The maturity date of the Note was extended to September 30, 2013 and has been further extended to December 31, 2013. Of the amounts payable under the Note, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $65,000 will be returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,000 as of December 31, 2012.

Falcon Ridge L.P. (Falcon Ridge Apartments) is a 32-unit family property located in Beattyville, Kentucky. Although the 2012 occupancy remained stable at 97%, the property had below breakeven operations. This deficit was the result of increased maintenance and real estate tax expenses. The 2013 operations have improved, but remain below breakeven. Rental income is slightly above budget; however, operating expenses are higher than budgeted amounts, specifically administrative and maintenance expenses. Occupancy is 100% as of September 2013. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

In July 2013, the investment general partner transferred its interest in Talbot Village II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $635,180 and cash proceeds to the investment partnership of $57,337. Of the total proceeds received, $2,120 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $50,217 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $50,217 as of September 30, 2013.

In September 2013, the investment general partner transferred its interest in Isola Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $903,802 and cash proceeds to the investment partnership of $27,114. Of the total proceeds received, $800 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,314 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $21,314 as of September 30, 2013.

Series 17

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 17 reflects a net loss from Operating Partnerships of $(262,231) and $(495,911), respectively, which includes depreciation and amortization of $830,980 and $1,038,799, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property continues to operate below breakeven due to high vacancy, insufficient rental rates, and high operating expenses. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continues to operate below breakeven through 2013, the replacement reserve account is being funded and the accounts payable have decreased substantially. Despite a $10 per unit per month rent increase that took effect in January 2013, occupancy is 96% as of September, 2013.

On October 11, 2011, Maine State Housing Authority (MSHA), the mortgage lender, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. As of the end of the fourth quarter of 2011, the insurance payment issue had been resolved and the operating general partner had submitted a payment plan to MSHA to address the remaining default issues. To date, the operating general partner continues to outline a workout plan with MSHA and is working to reduce the interest rate down to 6%. This will produce a savings of more than $50,000 annually, and would likely allow the property to operate above breakeven. If approved, at the end of year five, the operating general partner plans to explore various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2012 and through 2013 due to high vacancy, tenant receivables, and high operating expenses. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continues to operate below breakeven through 2013, accounts payable have decreased substantially, the replacement reserve account is being funded, taxes are current, and the tax escrow is sufficient to cover the tax payment due in October. Management is working to evict non-paying tenants and replace them with quality, paying residents. The on-site manager has been instructed to take a harder line with tenants who do not pay on time. In addition, Management is in the process of establishing performance metrics for the managers, which includes a section on improving tenant receivables. Progress is expected to be seen in the fourth quarter. Several units have been rehabbed with owner support, and the overall outlook for the property has been improved. The property manager is aggressively marketing the property in the local area. As a result, physical occupancy has increased to 96% as of September 30, 2013.

On October 11, 2011, MSHA, the mortgage lender, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. At of the end of the fourth quarter of 2011, the insurance payment issue had been resolved and the operating general partner had submitted a payment plan to MSHA to address the remaining default issues. To date, the operating general partner continues to outline a workout plan with MSHA and is working to reduce the interest rate down to 6%. This will produce a savings of more than $50,000 annually, and would likely allow the property to operate above breakeven. If approved, at the end of year five, the operating general partner plans to explore various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership.

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. In 2012 the property had average occupancy of 89% and operated above breakeven. Through the second quarter of 2013 the property was 89% occupied and operations were above breakeven. The third quarter financials of 2013 have not been received to date. Quarterly reporting is an ongoing issue with management and the investment general partner is working with the operating general partner to resolve this issue. In 2012 the investment general partner was notified that the second mortgage in the amount of $250,000 held by the Mount Vernon Urban Renewal Agency (MVURA) was delinquent. The operating general partner successfully negotiated a debt restructuring with MVURA and no payments are required until the restructuring occurs in 2014. MVURA did not issue a default notice. The operating general partner anticipates that the debt restructure will allow the property to meet its debt service and will resolve the delinquent debt payment issue. All taxes, insurance, and payments on the first mortgage were current at the end of September 2013. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Hackley-Barclay Limited Partnership (Royal Glen Townhomes) is a 78-unit property located in Muskegon, Michigan. The property averaged 97% occupancy in 2012 and operated above breakeven. On March 17, 2013, a fire broke out in one unit when a tenant forgot to turn an iron off and left for the day. No injuries were caused by the fire but there was significant damage to the unit. Management filed an insurance claim and has received $64,699 to cover the cost of repairs to the unit. As of September 30, 2013, the repairs were complete. Occupancy at the property has averaged 94% through the third quarter of 2013 and the property continues to operate above breakeven. All taxes, insurance, and payments on the mortgage are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Hackley-Barclay Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2012, the investment general partner of Briarwood of DeKalb, LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 20, 2012. The sales price of the property was $1,200,000, which included the outstanding mortgage balance of approximately $612,300 and cash proceeds to the investment partnership of $386,367. Of the total proceeds received by the investment partnership, $63,242 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $315,625 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $315,625 as of December 31, 2012.

In July 2013, the investment general partner transferred its interest in Briarwood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,064,784 and cash proceeds to the investment partnership of $118,109. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $113,109 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $113,109 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Deerwood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $598,232 and cash proceeds to the investment partnership of $60,267. Of the total proceeds received, $861 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $54,406 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $54,406 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Doyle Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,098,025 and cash proceeds to the investment partnership of $131,328. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $126,328 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $126,328 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Houston Village L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $630,245 and cash proceeds to the investment partnership of $72,780. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $67,780 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $67,780 as of September 30, 2013.

In September 2013 the investment general partner transferred its interest in Greenwood Place LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,003,200 and cash proceeds to the investment partnership of $30,096. Of the total proceeds received, $900 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $24,196 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $24,196 as of September 30, 2013.

In September 2013, the investment general partner transferred its interest in Jonestown Manor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $810,589 and cash proceeds to the investment partnership of $24,318. Of the total proceeds received, $750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,568 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,568 as of September 30, 2013.

In June 2013, the operating general partner of Largo Center Apartments LP entered into an agreement to sell the property to a third party buyer and the transaction closed on September 30, 2013. The sales price of the property was $11,600,000, which included the outstanding mortgage balance of approximately $3,980,341 and cash proceeds to the investment partnership of $5,200,000. Of the total proceeds received by the investment partnership, $16,667 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $5,175,833 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,175,833 as of September 30, 2013. In addition, equity outstanding for the Operating Partnership in the amount of $6,086 was recorded as gain on the sale of the Operating Partnership as of September 30, 2013.

Series 18

As of September 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%.  The series had a total of 19 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 18 reflects a net loss from Operating Partnerships of $(316,912) and $(384,196), respectively, which includes depreciation and amortization of $540,174 and $770,108, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. The property struggled with low occupancy in 2013. The vacancy was a direct reflection of economic conditions in Ripley, where ongoing job losses led to increased evictions and migration from the area. Management focused on marketing efforts, particularly internet advertising, in order to increase occupancy. They also performed outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As of September 2013, occupancy was 83% and the property was operating below breakeven. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. In 2012, the property operated at breakeven and averaged 97% occupancy. Throughout 2013 occupancy has declined significantly, ending the third quarter with an average occupancy of 73%. The decrease in occupancy was the result of a six week period when the property operated without a manager due to a transition in the management of the complex. From 2010 to 2012 the property was managed by a third party. The operating general partner resumed direct management in January 2013, but was not able to fill the manager position until March 2013. Operations suffered during this time and have been slow to recover. To address the vacancy issue the manager is offering a leasing concession to pay the security deposit over the first three months of occupancy rather than in a lump sum at move-in. The property operated below breakeven through the third quarter of 2013. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner inspected the property on June 10, 2013, and found it to be in fair condition, due to noticeable damage to the exterior brick and the condition of the common area corridors. The operating general partner stated that the areas of concern will be addressed and repaired. All mortgage, tax, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development located in Newton, Iowa. Occupancy has trended downward since 2009, causing below breakeven operations. The management company attributed the poor occupancy to soft market conditions. In 2012, occupancy averaged 77%, but operating expenses were low and the property operated above breakeven. Management continues to increase advertising in surrounding areas and to offer rental incentives. Occupancy was at 83% as of September 2013. The property is operating below breakeven due to an increase in maintenance expenses. As a result of the increase in rental activity, several units needed to be made rent ready causing an increase in unit turn costs. Expenses are expected to stabilize going forward. A site visit was completed in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Occupancy increased considerably in the third quarter of 2013 and was at 92% as of September 30, 2013. Current marketing includes advertising on Rent.com and in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community, frequent contacts with local housing agencies, as well as 'for rent' signs located on the property. The property was previously operating under a Servicing Workout Plan approved by Rural Development which expired on September 30, 2012. The Plan aimed to fund the replacement reserves, make payables current, and resolve capital improvement issues through expanded marketing efforts to improve occupancy. Currently, a new workout plan for the property is being reviewed by Rural Development. The property was operating below breakeven as of September 30, 2013 due to low occupancy rates through the first six months of 2013. A site visit in was performed in June 2012 and the property was found to be in good condition. All debt service, taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2013, the investment general partner of Series 18 and Series 19 transferred their interests in Clarke School LP, to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,716,511 and cash proceeds to the investment partnerships of $14,150 and $5,850, for Series 18 and Series 19, respectively. Of the total proceeds received, $9,150 and $5,850, for Series 18 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 19, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of September 30, 2013. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there were a capital transaction involving the property owned by the Operating Partnership at any time within five years from the initial transfer date, there would be residual payment of 50% of any net distributable proceeds due to the investment partnership in effect at the date the investment limited partners transferred their respective interests.

Series 19

As of September 30, 2013 and 2012 the average Qualified Occupancy for the series was 100%.  The series had a total of 8 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 19 reflects a net loss from Operating Partnerships of $(139,563) and $(132,571), respectively, which includes depreciation and amortization of $172,905 and $295,757, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project in Carrollton, Missouri. The property entered into a mortgage modification agreement in 2010 that converted the hard debt note to a soft note payable from surplus cash. The lack of debt service together with strong occupancy and reduced expenses has allowed Carrollton Villa to operate above breakeven through the third quarter of 2013. The property averaged 99% occupancy in 2012 and 98% through September 2013. The Missouri Housing Development Commission approved a rent increase request with an effective date of May 1, 2013. The rent increase will increase potential revenue by $8,820 annually. The real estate taxes, mortgage and insurance are all current as of September 2013. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit family project in Rainsville, Alabama. Management has struggled to maintain an average occupancy of 90% since 2011 despite changes in site staff that were expected to improve operations. Although the site manager has improved rent collection, the property is still struggling to maintain occupancy. Average occupancy is low at 88% as of September 2013 and operating expenses have slightly increased leading to below breakeven operations. The property has no operating cash and reported an underfunded tax and insurance escrow. The operating deficit guarantee is unlimited in time and amount. Mortgage and insurance are all current. The operating general partner and affiliated management company have been unresponsive to the investment general partner's requests for information. The investment general partner intends to continue to monitor operations and request updates from the management company. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. The property averaged 92% occupancy through the third quarter of 2013 and is operating below breakeven. The property is located in a very competitive market in close proximity to two tax credit properties and two similarly priced market rate properties. This competition has reduced management's ability to increase rents and at times creates a concession driven market; however, no concessions are being offered at this time. Operating expenses increased during the third quarter of 2013 due to turnover costs and higher water rates. To help mitigate these expenses, management has implemented proactive measures such as increasing the frequency of unit inspections to identify damages and water leaks. The operating general partner and investment general partner have explored refinancing and disposition options, but the $770,000 loan prepayment penalty has prevented a sale or refinance. The operating general partner plans to continue funding deficits at the property and hopes to refinance when the loan matures in 2014. Written documentation received by the investment limited partner confirms that the property's mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In September 2012, the investment general partner transferred its interest in Jefferson Square to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,889,271 and cash proceeds to the investment partnership of $1,200,000. Of the total proceeds received, $68,587 represents reporting fees due to an affiliate of the investment partnership; and the balance represents proceeds from the transfer. Of the remaining proceeds, $13,400 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1,118,013 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,118,013 as of September 30, 2012.

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

Munford Village Ltd. (Munford Village) is a 24-unit family property in Munford, Alabama. Occupancy declined from 2011 through 2012 to 84% with operations below breakeven. In addition to low occupancy, increased administrative, maintenance and insurance expenses have impacted operations. This decline, both in occupancy and overall operations, has continued in 2013. Occupancy is averaging 87% as of September 2013 and the property is operating below breakeven. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property's operations. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

In August 2013, the investment general partner of Series 18 and Series 19 transferred their interests in Clarke School LP, to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,716,511 and cash proceeds to the investment partnerships of $14,150 and $5,850, for Series 18 and Series 19, respectively. Of the total proceeds received, $9,150 and $5,850, for Series 18 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 19, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of September 30, 2013. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there were a capital transaction involving the property owned by the Operating Partnership at any time within five years from the initial transfer date, there would be residual payment of 50% of any net distributable proceeds due to the investment partnership in effect at the date the investment limited partners transferred their respective interests.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 14, 2013	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2013	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 14, 2013	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal