Form 10-Q
period 2013-12-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2014-02-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 2013

                                             or

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
FOR THE QUARTER ENDED DECEMBER 31, 2013

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
FOR THE QUARTER ENDED DECEMBER 31, 2013

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

Note E Taxable Loss 43

Note F Income taxes 43

Note G Subsequent Event 43

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations 44

Liquidity 44

Capital Resources 45

Results of Operations 46

principal accounting policies and estimates 70

Item 3. Quantitative and Qualitative Disclosures about market risk 71

Item 4. Controls and Procedures 71

Part II Other Information 72

Item 1. Legal Proceedings 72

Item 1A. Risk Factors 72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. 72

Item 3. Defaults Upon Senior Securities 72

Item 4. Mine Safety Disclosures 72

Item 5. Other Information 72

Item 6. Exhibits 72

SIGNATURES 73

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 6,161,902	$ 5,933,101
Other assets	2,200	69,400
	$ 6,164,102	$ 6,002,501

LIABILITIES

Accounts payable & accrued expenses	$ 58,534	$ 32,246
Accounts payable affiliates (Note C)	22,182,271	23,832,722
Capital contributions payable	85,274	91,360
	22,326,079	23,956,328

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,981,589 and 21,986,702 are outstanding as of December 31, 2013 and March 31, 2013, respectively.	(14,185,880)	(15,919,011)
General Partner	(1,976,097)	(2,034,816)
	(16,161,977)	(17,953,827)
	$ 6,164,102	$ 6,002,501

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	December 31, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 131,593	$ 184,136
Other assets	-	-
	$ 131,593	$ 184,136

LIABILITIES

Accounts payable & accrued expenses	$ 3,746	$ 1,246
Accounts payable affiliates (Note C)	4,005,532	3,943,793
Capital contributions payable	-	-
	4,009,278	3,945,039

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,865,900 and 3,866,900 are outstanding as of December 31, 2013 and March 31, 2013, respectively.	(3,516,719)	(3,401,105)
General Partner	(360,966)	(359,798)
	(3,877,685)	(3,760,903)
	$ 131,593	$ 184,136

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	December 31, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 184,465	$ 264,550
Other assets	-	65,000
	$ 184,465	$ 329,550

LIABILITIES

Accounts payable & accrued expenses	$ 9,488	$ 5,000
Accounts payable affiliates (Note C)	7,938,686	8,656,186
Capital contributions payable	50,008	50,008
	7,998,182	8,711,194

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,423,102 and 5,425,102 are outstanding as of December 31, 2013 and March 31, 2013, respectively.	(7,268,971)	(7,831,219)
General Partner	(544,746)	(550,425)

	(7,813,717)	(8,381,644)
	$ 184,465	$ 329,550

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	December 31, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 4,711,829	$ 258,319
Other assets	2,200	4,400
	$ 4,714,029	$ 262,719

LIABILITIES

Accounts payable & accrued expenses	$ 35,300	$ 18,500
Accounts payable affiliates (Note C)	5,730,017	6,830,975
Capital contributions payable	16,712	22,798
	5,782,029	6,872,273

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,996,387 and 4,998,500 are outstanding as of December 31, 2013 and March 31, 2013, respectively.	(636,543)	(6,122,681)
General Partner	(431,457)	(486,873)
	(1,068,000)	(6,609,554)
	$ 4,714,029	$ 262,719

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	December 31, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 307,102	$ 231,682
Other assets	-	-
	$ 307,102	$ 231,682

LIABILITIES

Accounts payable & accrued expenses	$ 2,500	$ -
Accounts payable affiliates (Note C)	4,508,036	4,401,768
Capital contributions payable	18,554	18,554
	4,529,090	4,420,322

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and 3,616,200 are outstanding as of December 31, 2013 and March 31, 2013.	(3,869,541)	(3,836,526)
General Partner	(352,447)	(352,114)
	(4,221,988)	(4,188,640)
	$ 307,102	$ 231,682

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	December 31, 2013	March 31, 2013
ASSETS

Cash and cash equivalents	$ 826,913	$ 4,994,414
Other assets	-	-
	$ 826,913	$ 4,994,414

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	7,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and 4,080,000 are outstanding as of December 31, 2013 and March 31, 2013.	1,105,894	5,272,520
General Partner	(286,481)	(285,606)
	819,413	4,986,914
	$ 826,913	$ 4,994,414

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$ 2,143	$ 4,942
Other income	322	30,391
	2,465	35,333

Share of Income from Operating Partnerships(Note D)	92,543	1,270,582

Expenses
Professional fees	18,190	3,694
Fund management fee, net (Note C)	132,835	134,746
General and administrative expenses	58,611	52,735
	209,636	191,175

NET INCOME (LOSS)	$ (114,628)	$ 1,114,740

Net income (loss) allocated to limited assignees	$ (113,482)	$ 1,103,592

Net income (loss) allocated to general partner	$ (1,146)	$ 11,148

Net income (loss) per BAC	$ (.01)	$ .05

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 15

	2013	2012

Income
Interest income	$ 80	$ 145
Other income	-	-
	80	145

Share of Income from Operating Partnerships(Note D)	20,746	20,025

Expenses
Professional fees	1,255	623
Fund management fee, net (Note C)	33,087	30,057
General and administrative expenses	11,316	10,540
	45,658	41,220

NET INCOME (LOSS)	$ (24,832)	$ (21,050)

Net income (loss) allocated to limited assignees	$ (24,584)	$ (20,840)

Net income (loss) allocated to general partner	$ (248)	$ (210)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 16

	2013	2012

Income
Interest income	$ 96	$ 134
Other income	200	400
	296	534

Share of Income from Operating Partnerships(Note D)	-	78,196

Expenses
Professional fees	2,973	-
Fund management fee, net (Note C)	55,813	50,148
General and administrative expenses	14,521	13,070
	73,307	63,218

NET INCOME (LOSS)	$ (73,011)	$ 15,512

Net income (loss) allocated to limited assignees	$ (72,281)	$ 15,357

Net income (loss) allocated to general partner	$ (730)	$ 155

Net income (loss) per BAC	$ (.01)	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 17

	2013	2012

Income
Interest income	$ 1,438	$ 137
Other income	122	1,558
	1,560	1,695

Share of Income from Operating Partnerships(Note D)	56,779	315,625

Expenses
Professional fees	1,255	341
Fund management fee, net (Note C)	33,773	5,271
General and administrative expenses	12,690	11,219
	47,718	16,831

NET INCOME (LOSS)	$ 10,621	$ 300,489

Net income (loss) allocated to limited assignees	$ 10,515	$ 297,484

Net income (loss) allocated to general partner	$ 106	$ 3,005

Net income (loss) per BAC	$ .00	$ .06

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,

(Unaudited)

Series 18

	2013	2012

Income
Interest income	$ 78	$ 70
Other income	-	28,433
	78	28,503

Share of Income from Operating Partnerships(Note D)	15,018	818,501

Expenses
Professional fees	1,255	1,805
Fund management fee, net (Note C)	(5,456)	38,438
General and administrative expenses	9,776	9,195
	5,575	49,438

NET INCOME (LOSS)	$ 9,521	$ 797,566

Net income (loss) allocated to limited assignees	$ 9,426	$ 789,590

Net income (loss) allocated to general partner	$ 95	$ 7,976

Net income (loss) per BAC	$ .00	$ .22

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended December 31,
(Unaudited)

Series 19

	2013	2012

Income
Interest income	$ 451	$ 4,456
Other income	-	-
	451	4,456

Share of Income from Operating Partnerships(Note D)	-	38,235

Expenses
Professional fees	11,452	925
Fund management fee, net (Note C)	15,618	10,832
General and administrative expenses	10,308	8,711
	37,378	20,468

NET INCOME (LOSS)	$ (36,927)	$ 22,223

Net income (loss) allocated to limited assignees	$ (36,558)	$ 22,001

Net income (loss) allocated to general partner	$ (369)	$ 222

Net income (loss) per BAC	$ (.01)	$ .01

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$ 9,085	$ 15,281
Other income	95,272	63,193
	104,357	78,474

Share of Income from Operating Partnerships(Note D)	6,482,880	2,584,971

Expenses
Professional fees	170,070	142,699
Fund management fee, net (Note C)	438,621	561,302
General and administrative expenses	106,696	107,931
	715,387	811,932

NET INCOME (LOSS)	$ 5,871,850	$ 1,851,513

Net income (loss) allocated to limited assignees	$ 5,813,131	$ 1,832,999

Net income (loss) allocated to general partner	$ 58,719	$ 18,514

Net income (loss) per BAC	$ .26	$ .08

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 15

	2013	2012

Income
Interest income	$ 289	$ 505
Other income	2,505	856
	2,794	1,361

Share of Income from Operating Partnerships(Note D)	20,746	40,762

Expenses
Professional fees	33,265	30,722
Fund management fee, net (Note C)	86,422	105,855
General and administrative expenses	20,635	20,105
	140,322	156,682

NET INCOME (LOSS)	$ (116,782)	$ (114,559)

Net income (loss) allocated to limited assignees	$ (115,614)	$ (113,413)

Net income (loss) allocated to general partner	$ (1,168)	$ (1,146)

Net income (loss) per BAC	$ (.03)	$ (.03)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2013	2012

Income
Interest income	$ 466	$ 614
Other income	10,222	1,637
	10,688	2,251

Share of Income from Operating Partnerships(Note D)	791,031	172,649

Expenses
Professional fees	48,703	34,507
Fund management fee, net (Note C)	159,485	183,584
General and administrative expenses	25,604	24,102
	233,792	242,193

NET INCOME (LOSS)	$ 567,927	$ (67,293)

Net income (loss) allocated to limited assignees	$ 562,248	$ (66,620)

Net income (loss) allocated to general partner	$ 5,679	$ (673)

Net income (loss) per BAC	$ .10	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2013	2012

Income
Interest income	$ 1,724	$ 575
Other income	34,998	11,427
	36,722	12,002

Share of Income from Operating Partnerships(Note D)	5,643,085	336,562

Expenses
Professional fees	28,305	32,574
Fund management fee, net (Note C)	87,146	132,605
General and administrative expenses	22,802	22,639
	138,253	187,818

NET INCOME (LOSS)	$ 5,541,554	$ 160,746

Net income (loss) allocated to limited assignees	$ 5,486,138	$ 159,139

Net income (loss) allocated to general partner	$ 55,416	$ 1,607

Net income (loss) per BAC	$ 1.10	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,

(Unaudited)

Series 18

	2013	2012

Income
Interest income	$ 215	$ 172
Other income	47,433	39,433
	47,648	39,605

Share of Income from Operating Partnerships(Note D)	28,018	839,438

Expenses
Professional fees	25,920	24,359
Fund management fee, net (Note C)	64,734	163,357
General and administrative expenses	18,360	18,634
	109,014	206,350

NET INCOME (LOSS)	$ (33,348)	$ 672,693

Net income (loss) allocated to limited assignees	$ (33,015)	$ 665,966

Net income (loss) allocated to general partner	$ (333)	$ 6,727

Net income (loss) per BAC	$ (.01)	$ .18

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2013	2012

Income
Interest income	$ 6,391	$ 13,415
Other income	114	9,840
	6,505	23,255

Share of Income from Operating Partnerships(Note D)	-	1,195,560

Expenses
Professional fees	33,877	20,537
Fund management fee, net (Note C)	40,834	(24,099)
General and administrative expenses	19,295	22,451
	94,006	18,889

NET INCOME (LOSS)	$ (87,501)	$ 1,199,926

Net income (loss) allocated to limited assignees	$ (86,626)	$ 1,187,927

Net income (loss) allocated to general partner	$ (875)	$ 11,999

Net income (loss) per BAC	$ (.02)	$ .29

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(15,919,011)	$ (2,034,816)	$(17,953,827)

Distributions	(4,080,000)	-	(4,080,000)

Net income (loss)	5,813,131	58,719	5,871,850

Partners' capital (deficit), December 31, 2013	$(14,185,880)	$ (1,976,097)	$(16,161,977)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2013	$ (3,401,105)	$ (359,798)	$ (3,760,903)

Distributions	-	-	-

Net income (loss)	(115,614)	(1,168)	(116,782)

Partners' capital (deficit), December 31, 2013	$ (3,516,719)	$ (360,966)	$ (3,877,685)

Series 16
Partners' capital (deficit) April 1, 2013	$ (7,831,219)	$ (550,425)	$ (8,381,644)

Distributions	-	-	-

Net income (loss)	562,248	5,679	567,927

Partners' capital (deficit), December 31, 2013	$ (7,268,971)	$ (544,746)	$ (7,813,717)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2013	$ (6,122,681)	$ (486,873)	$ (6,609,554)

Distributions	-	-	-

Net income (loss)	5,486,138	55,416	5,541,554

Partners' capital (deficit), December 31, 2013	$ (636,543)	$ (431,457)	$ (1,068,000)

Series 18
Partners' capital (deficit) April 1, 2013	$ (3,836,526)	$ (352,114)	$ (4,188,640)

Distributions	-	-	-

Net income (loss)	(33,015)	(333)	(33,348)

Partners' capital (deficit), December 31, 2013	$ (3,869,541)	$ (352,447)	$ (4,221,988)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2013	$ 5,272,520	$ (285,606)	$ 4,986,914

Distributions	(4,080,000)	-	(4,080,000)

Net income (loss)	(86,626)	(875)	(87,501)

Partners' capital (deficit), December 31, 2013	$ 1,105,894	$ (286,481)	$ 819,413

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 5,871,850	$ 1,851,513
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(6,482,880)	(2,584,971)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	26,288	58,500
(Increase) Decrease in other assets	2,200	(148,575)
(Decrease) Increase in accounts payable affiliates	(1,650,451)	458,285

Net cash (used in) provided by operating activities	(2,232,993)	(365,248)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	6,541,794	2,584,971

Net cash provided by investing activities	6,541,794	2,584,971

Cash flows from financing activities:

Distributions	(4,080,000)	-

Net cash used in financing activities	(4,080,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	228,801	2,219,723

Cash and cash equivalents, beginning	5,933,101	4,880,195

Cash and cash equivalents, ending	$ 6,161,902	$ 7,099,918

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 15

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (116,782)	$ (114,559)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(20,746)	(40,762)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	2,500	16,600
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	61,739	103,902

Net cash (used in) provided by operating activities	(73,289)	(34,819)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	20,746	40,762

Net cash provided by investing activities	20,746	40,762

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,543)	5,943

Cash and cash equivalents, beginning	184,136	198,803

Cash and cash equivalents, ending	$ 131,593	$ 204,746

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 16

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 567,927	$ (67,293)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(791,031)	(172,649)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	4,488	18,900
(Increase) Decrease in other assets	-	(88,575)
(Decrease) Increase in accounts payable affiliates	(717,500)	69,267

Net cash (used in) provided by operating activities	(936,116)	(240,350)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	856,031	172,649

Net cash provided by investing activities	856,031	172,649

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(80,085)	(67,701)

Cash and cash equivalents, beginning	264,550	360,565

Cash and cash equivalents, ending	$ 184,465	$ 292,864

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 17

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ 5,541,554	$ 160,746
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(5,643,085)	(336,562)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	16,800	3,500
(Increase) Decrease in other assets	2,200	-
(Decrease) Increase in accounts payable affiliates	(1,100,958)	95,643

Net cash (used in) provided by operating activities	(1,183,489)	(76,673)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	5,636,999	336,562

Net cash provided by investing activities	5,636,999	336,562

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,453,510	259,889

Cash and cash equivalents, beginning	258,319	344,436

Cash and cash equivalents, ending	$ 4,711,829	$ 604,325

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 18

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (33,348)	$ 672,693
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(28,018)	(839,438)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	2,500	3,500
(Increase) Decrease in other assets	-	(60,000)
(Decrease) Increase in accounts payable affiliates	106,268	189,473

Net cash (used in) provided by operating activities	47,402	(33,772)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	28,018	839,438

Net cash provided by investing activities	28,018	839,438

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	75,420	805,666

Cash and cash equivalents, beginning	231,682	164,525

Cash and cash equivalents, ending	$ 307,102	$ 970,191

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 19

	2013	2012
Cash flows from operating activities:

Net Income (Loss)	$ (87,501)	$ 1,199,926
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(1,195,560)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	16,000
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(87,501)	20,366

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,195,560

Net cash provided by investing activities	-	1,195,560

Cash flows from financing activities:

Distributions	(4,080,000)	-

Net cash used in financing activities	(4,080,000)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,167,501)	1,215,926

Cash and cash equivalents, beginning	4,994,414	3,811,866

Cash and cash equivalents, ending	$ 826,913	$ 5,027,792

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2013

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of December 31, 2013, 3,865,900 BACs in Series 15, 5,423,102 BACs in Series 16, 4,996,387 BACs in Series 17, 3,616,200 BACs in Series 18, and 4,080,000 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of December 31, 2013 and for the nine months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2013

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended December 31, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ 34,167	$ 40,046
Series 16	56,813	73,338
Series 17	51,406	72,321
Series 18	42,534	61,491
Series 19	15,618	20,457
	$200,538	$267,653

The fund management fees paid for the three months ended December 31, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ -	$ -
Series 16	21,314	-
Series 17	799,543	-
Series 18	15,018	-
Series 19	15,618	20,457
	$ 851,493	$ 20,457

The fund management fees paid for the nine months ended December 31, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ 40,762	$ 25,000
Series 16	898,680	157,500
Series 17	1,286,166	127,500
Series 18	28,018	-
Series 19	52,224	88,573
	$2,305,850	$ 398,573

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2013 and 2012, the Fund had limited partnership interests in 96 and 111 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at December 31, 2013 and 2012 is as follows:

	2013	2012
Series 15	24	25
Series 16	28	31
Series 17	18	25
Series 18	18	21
Series 19	8	9
	96	111

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at December 31, 2013 and 2012 are as follows:

	2013	2012
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	16,712	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 85,274	$ 91,360

During the nine months ended December 31, 2013 the Fund disposed of thirteen Operating Partnerships of which one Operating Partnership was included in both Series 18 and 19, and the Fund received additional proceeds from one operating limited partnership disposed of in the prior year. The Fund also had a partial disposition of one Operating Partnership in Series 17. A summary of the dispositions by Series for December 31, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition*	Gain on Disposition

Series 15	1	-	$20,746	$20,746
Series 16	2	1	856,031	791,031
Series 17	6	1	5,636,999	5,643,085
Series 18	2	-	28,018	28,018
Series 19	1	-	-	-

Total	12	2	$6,541,794	$6,482,880

* Fund proceeds from disposition includes $65,000 recorded as a receivable as of December 31, 2012 for Series 16 and Fund proceeds from disposition does not include the following amount which was due to a writeoff of capital contribution payable of $6,086 for Series 17.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2013.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2013	2012

Revenues
Rental	$ 16,682,066	$ 20,340,096
Interest and other	455,684	624,338

	17,137,750	20,964,434

Expenses
Interest	2,527,279	3,441,483
Depreciation and amortization	4,221,966	5,201,137
Operating expenses	12,280,544	14,778,474
	19,029,789	23,421,094

NET LOSS	$(1,892,039)	$(2,456,660)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,873,117)	$(2,432,093)

Net loss allocated to other Partners	$ (18,922)	$ (24,567)

* Amounts include $1,873,117 and $2,432,093 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 15

	2013	2012

Revenues
Rental	$ 3,276,796	$ 3,714,300
Interest and other	108,935	121,454

	3,385,731	3,835,754

Expenses
Interest	497,145	599,598
Depreciation and amortization	867,066	972,433
Operating expenses	2,333,609	2,672,319
	3,697,820	4,244,350

NET LOSS	$ (312,089)	$ (408,596)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (308,968)	$ (404,510)

Net loss allocated to other Partners	$ (3,121)	$ (4,086)

* Amounts include $308,968 and $404,510 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 16

	2013	2012

Revenues
Rental	$ 4,613,847	$ 5,089,251
Interest and other	61,237	128,239

	4,675,084	5,217,490

Expenses
Interest	706,433	895,989
Depreciation and amortization	1,174,451	1,279,414
Operating expenses	3,455,300	3,724,846
	5,336,184	5,900,249

NET LOSS	$ (661,100)	$ (682,759)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (654,489)	$ (675,931)

Net loss allocated to other Partners	$ (6,611)	$ (6,828)

* Amounts include $654,489 and $675,931 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 17
	2013	2012

Revenues
Rental	$ 4,788,888	$ 5,938,855
Interest and other	150,384	155,408

	4,939,272	6,094,263

Expenses
Interest	683,596	892,834
Depreciation and amortization	1,165,367	1,510,197
Operating expenses	3,402,580	4,353,669
	5,251,543	6,756,700

NET LOSS	$ (312,271)	$ (662,437)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (309,147)	$ (655,812)

Net loss allocated to other Partners	$ (3,124)	$ (6,625)

* Amounts include $309,147 and $655,812 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 18

	2013	2012

Revenues
Rental	$ 2,951,593	$ 4,101,123
Interest and other	97,182	132,803

	3,048,775	4,233,926

Expenses
Interest	410,519	751,111
Depreciation and amortization	762,738	1,050,076
Operating expenses	2,271,493	2,941,673
	3,444,750	4,742,860

NET LOSS	$ (395,975)	$ (508,934)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (392,015)	$ (503,845)

Net loss allocated to other Partners	$ (3,960)	$ (5,089)

* Amounts include $392,015 and $503,845 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 19
	2013	2012

Revenues
Rental	$ 1,050,942	$ 1,496,567
Interest and other	37,946	86,434

	1,088,888	1,583,001

Expenses
Interest	229,586	301,951
Depreciation and amortization	252,344	389,017
Operating expenses	817,562	1,085,967
	1,299,492	1,776,935

NET LOSS	$ (210,604)	$ (193,934)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (208,498)	$ (191,995)

Net loss allocated to other Partners	$ (2,106)	$ (1,939)

* Amounts include $208,498 and $191,995 for 2013 and 2012, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

NOTE G - SUBSEQUENT EVENT

The Fund has entered into an agreement to transfer its interest in one Operating Partnership. The estimated sales price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for this Operating Partnership are $7,500 and there is no estimated gain on sale for the Operating Partnership. The transfer is expected to be recognized in the fourth quarter of fiscal year end 2014.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended December 31, 2013 were $200,538 and total fund management fees accrued as of December 31, 2013 were $21,546,909. During the three months ended December 31, 2013, $851,493 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of December 31, 2013, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2013 there were no advances. Below is a summary, by series, of the total advances made to date.
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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 44 of the Operating Partnerships.

During the quarter ended December 31, 2013, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of December 31, 2013.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 36 of the Operating Partnerships.

During the quarter ended December 31, 2013, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of December 31, 2013. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 31 of the Operating Partnerships.

During the quarter ended December 31, 2013, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 2 Operating Partnerships in the amount of $16,712 as of December 31, 2013. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 16 of the Operating Partnerships.

During the quarter ended December 31, 2013, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of December 31, 2013. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 18 of the Operating Partnerships.

During the quarter ended December 31, 2013, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of December 31, 2013.

Results of Operations

As of December 31, 2013 and 2012, the Fund held limited partnership interests in 96 and 111 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2013 are as follows:
	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 34,167	$ 1,080	$ 33,087
Series 16	56,813	1,000	55,813
Series 17	51,406	17,633	33,773
Series 18	42,534	47,990	(5,456)
Series 19	15,618	-	15,618
	$200,538	$ 67,703	$ 132,835
	9 Months Gross Fund Management Fee	9 Months Reporting Fee	9 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 102,501	$ 16,079	$ 86,422
Series 16	181,180	21,695	159,485
Series 17	185,208	98,062	87,146
Series 18	134,286	69,552	64,734
Series 19	52,224	11,390	40,834
	$655,399	$216,778	$ 438,621

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%.  The series had a total of 24 properties December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 15 reflects a net loss from Operating Partnerships of $(312,089) and $(408,596), respectively, which includes depreciation and amortization of $867,066 and $972,433, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of obtaining potential residents. Management also noted that crime is an issue in the area and has hired two police officers to work at the property to offset potential security concerns. One officer serves as property manager while the other officer handles maintenance responsibilities. As there have been no major security incidents reported at the property, the addition of security is a proactive measure. In 2012, occupancy averaged 50%, and the property generated a deficit, which was primarily funded by accruing management fees and management payroll due to an affiliate of the operating general partner. The operating general partner has historically funded operating deficits in this manner. Through December 2013, the property is averaging 57% occupancy and is operating below breakeven. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 66%, 64% and 52% in 2013, 2012 and 2011, respectively. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite the low occupancy, with operating expenses tightly controlled by the operating general partner including its affiliated management company not charging a management fee to manage the property, Livingston Plaza was able to operate at a breakeven level in 2013 and 2012. The property operated below breakeven in 2011 with the deficit funded primarily by withdrawals from the replacement reserve escrow account. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of December 31, 2013. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner has investigated various disposition strategies for this property that would be consistent with the investment objectives of the investment partnership and has concluded that it is unlikely that any proceeds will be available for distribution to the investment limited partners from the disposition of the property or the Operating Partnership.

In September 2012, the investment general partner transferred its interest in Investment Group of Payson to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,394,713 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $763 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,737 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,737 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012,the investment general partner transferred its interest in Grantsville Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,398,355 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012, the investment general partner transferred its interest in Shenandoah Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,385,751 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012, the investment general partner transferred its interest in Westernport Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,400,157 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Bridlewood, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $726,108 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $6,875 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $525 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $525 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2013, the investment general partner transferred its interest in Ridgeview Apartments of Brainerd, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $804,186 and cash proceeds to the investment partnership of $24,326. Of the total proceeds received, $1,080 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,746 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,746 as of December 31, 2013.

Series 16

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 16 reflects a net loss from Operating Partnerships of $(661,100) and $(682,759), respectively, which includes depreciation and amortization of $1,174,451 and $1,279,414, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. In 2012 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011, and further decreased in 2012, averaging 80% for the year. However, occupancy showed some improvement in 2013, averaging 84% for the year. The market suffers from high unemployment and an overall market trend of household consolidation. New onsite and district managers were hired in 2012 and they have improved operations by increasing marketing efforts and offering tenant referral incentives to counter the effects of the competitive rental market. As a result, the property was 100% occupied as of December 31, 2013. Property performance was slightly below breakeven through the fourth quarter of 2013 primarily due to the vacancy losses. The property's cash flow is expected to improve with the increased occupancy and reduced administrative expenses incurred through marketing. The operating general partner is funding deficits as needed. The mortgage payments, taxes, and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions. As a result of the tenant base being largely composed of hourly-wage employees, evictions and move-outs continue to keep occupancy low. The property's rural location also limits property traffic and exposure, further contributing to the weak occupancy. Management continues to aggressively market the community by distributing fliers throughout the area and by having directional signage installed. In addition, a tenant referral program was implemented and move-in specials are being offered. Occupancy has increased marginally from an average of 84% in 2012 to 85% through the fourth quarter of 2013. The property continued to operate below breakeven in 2013. The operating general partner continues to fund deficits as needed. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. Occupancy at the end of the fourth quarter of 2013 was 97%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2011 due to cash flow shortfalls. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender commenced foreclosure proceedings. The redemption period for the foreclosure in this action was six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period ended on August 23, 2012. The resulting foreclosure sale in 2012 did not result in any recapture or penalties because the property was beyond the compliance period. A local developer bought the loan at sheriff's sale from the lender. The operating general partner then bought the property back from the local developer. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. The property operated below breakeven in 2013 due to low occupancy and high operating expenses, specifically utilities. Occupancy is averaging 81% through fourth quarter of 2013. Management continues to advertise in the local newspaper and place fliers in area schools and at the local community center, but persistent low employment and a depressed local economy continue to present leasing challenges. Management has worked to improve controllable expenses, but utility costs continue to be high as the property is carrying the vacant unit costs on the house meters longer than expected. All taxes, insurance and mortgage payments are current as of December 2013. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2012, the investment general partner transferred its interest in Eastman Elderly Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,089,806 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $78,516 maturing on December 31, 2012. The Note was paid on November 7, 2012. Of the amounts paid under the Note, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $73,516 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $73,516 as of September 30, 2012. In December 2012, additional proceeds of $557 were received and returned to the cash reserves held by Series 16.

In September 2012, the investment general partner transferred its interest in Willcox Investment Group II, An AZ Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,025,098 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Anson Limited Partnership (Parkwood Apartments) is a 24-unit, elderly property located in Anson, ME. Rural Development approved a change in management in December 2012. The change was made without the consent of the investment general partner. Upon discussions with Rural Development, the operating general partner believes the change is in the best interest of the Operating Partnership. The new management company has been focusing on deferred maintenance issues. Operational reports have been provided by the new management company through the fourth quarter of 2013. As of December 31, 2013, the property is 96% occupied and operating at breakeven. The operating general partner intends to continue to work with management to receive timely reporting. The low income housing tax credit compliance period expired on December 31, 2007.

In December 2012, the investment general partner transferred its interest in Bentonia Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $783,133 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $1,050 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,350 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,350 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Joiner Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $681,441 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $6,361 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,039 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,039 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Tchula Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $760,436 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $2,150 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,250 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,250 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Turtle Creek Family LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $790,251 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $7,400 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 16. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In December 2012, the investment general partner transferred its interest in Twin Oaks Associates LP (VA) to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,343,303 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $70,000 maturing on June 30, 2013. The maturity date of the Note was extended to September 30, 2013 and was further extended to December 31, 2013. The Note was paid in full on December 9, 2013. Of the amounts payable under the Note, $4,488 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $65,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,000 as of December 31, 2012.

Falcon Ridge L.P. (Falcon Ridge Apartments) is a 32-unit family property located in Beattyville, Kentucky. Although the 2012 occupancy remained stable at 97%, the property had below breakeven operations. This deficit was the result of increased maintenance and real estate tax expenses. Although 2013 rental income is slightly above budget, operations remain below breakeven due to high administrative and maintenance expenses. Occupancy is averaging 99% as of December 2013. The investment general partner has repeatedly requested, but not yet received, financial statements for the fourth quarter 2013. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

In July 2013, the investment general partner transferred its interest in Talbot Village II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $635,180 and cash proceeds to the investment partnership of $57,337. Of the total proceeds received, $2,120 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $50,217 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $50,217 as of September 30, 2013.

In September 2013, the investment general partner transferred its interest in Isola Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $903,802 and cash proceeds to the investment partnership of $27,114. Of the total proceeds received, $800 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,314 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $21,314 as of September 30, 2013.

Series 17

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 17 reflects a net loss from Operating Partnerships of $(312,271) and $(662,437), respectively, which includes depreciation and amortization of $1,165,367 and $1,510,197, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property continues to operate below breakeven due to high vacancy, insufficient rental rates, and high operating expenses. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continues to operate below breakeven through 2013, the replacement reserve account is being funded and the accounts payable have decreased substantially. Despite a $10 per unit per month rent increase that took effect in January 2013, occupancy is averaging 93% in 2013.

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

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2013 due to high vacancy, tenant receivables, and high operating expenses. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continues to operate below breakeven through 2013, accounts payable have decreased substantially, the replacement reserve account is being funded, taxes are current, and the tax escrow is sufficient to cover the tax payment due in October. Management is working to evict non-paying tenants and replace them with quality, paying residents. The on-site manager has been instructed to take a harder line with tenants who do not pay on time. In addition, management is in the process of establishing performance metrics for the managers, which includes a section on improving tenant receivables. Several units have been rehabbed with owner support, and the overall outlook for the property has been improved. The property manager is aggressively marketing the property in the local area. As a result, physical occupancy was 96% as of December 31, 2013.

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

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. In 2012 the property had average occupancy of 89% and operated above breakeven. Occupancy remains unchanged through the fourth quarter of 2013 averaging 89% and operations continued above breakeven. In 2012 the investment general partner was notified that the second mortgage in the amount of $250,000 held by the Mount Vernon Urban Renewal Agency (MVURA) was delinquent. The operating general partner successfully negotiated a debt restructuring with MVURA and no payments are required until the restructuring occurs in 2014. MVURA did not issue a default notice. The operating general partner anticipates that the debt restructure will allow the property to meet its debt service and will resolve the delinquent debt payment issue. The investment general partner performed a site visit in November 2013 and noted several issues of deferred maintenance. The operating general partner is not turning vacant units as they plan on doing a significant rehabilitation once the debt re-structuring is approved. In addition, the operating general partner failed to provide balance sheets for the third and fourth quarters of 2013, but has provided income statements. Quarterly reporting is an ongoing issue with management and the investment general partner is working with the operating general partner to resolve the issue. All taxes, insurance, and payments on the first mortgage were current at the end of September 2013. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In September 2012, the investment general partner transferred its interest in Soledad Enterprises, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,790,189 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

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

In July 2013, the investment general partner transferred its interest in Briarwood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,064,784 and cash proceeds to the investment partnership of $118,109. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $113,109 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $113,109 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Deerwood Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $598,232 and cash proceeds to the investment partnership of $60,267. Of the total proceeds received, $861 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $54,406 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $54,406 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Doyle Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,098,025 and cash proceeds to the investment partnership of $131,328. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $126,328 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $126,328 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Houston Village L.P. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $630,245 and cash proceeds to the investment partnership of $72,780. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $67,780 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $67,780 as of September 30, 2013.

In September 2013 the investment general partner transferred its interest in Greenwood Place LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,003,200 and cash proceeds to the investment partnership of $30,096. Of the total proceeds received, $900 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $24,196 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $24,196 as of September 30, 2013.

In September 2013, the investment general partner transferred its interest in Jonestown Manor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $810,589 and cash proceeds to the investment partnership of $24,318. Of the total proceeds received, $750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,568 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $18,568 as of September 30, 2013.

In June 2013, the operating general partner of Largo Center Apartments LP entered into an agreement to sell the property to a third party buyer and the transaction closed on September 30, 2013. The sales price of the property was $11,600,000, which included the outstanding mortgage balance of approximately $3,980,341 and cash proceeds to the investment partnership of $5,200,000. Of the total proceeds received by the investment partnership, $16,667 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $5,175,833 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,175,833 as of September 30, 2013. In addition, equity outstanding for the Operating Partnership in the amount of $6,086 was recorded as gain on the sale of the Operating Partnership as of September 30, 2013. In October 2013, additional proceeds of $50,000 were received and returned to the cash reserves held by Series 17.

In December 2013, the investment general partner transferred 99% of its interest in Quail Village LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $799,778 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $8,221 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,779 were returned to cash reserves held by Series 17. The remaining 1% investment limited partner interest in the Operating Partnership is scheduled to be transferred in June 2014. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the 99% transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,779 as of December 31, 2013.

In January 2014, the investment general partner transferred its interest in Annadale Housing Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $13,785,001 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 17.

Series 18

As of December 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 18 reflects a net loss from Operating Partnerships of $(395,975) and $(508,934), respectively, which includes depreciation and amortization of $762,738 and $1,050,076, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. The property struggled with low occupancy in 2013. The vacancy was a direct reflection of economic conditions in Ripley, where ongoing job losses led to increased evictions and migration from the area. Management focused on marketing efforts, particularly internet advertising, in order to increase occupancy. They also performed outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As of December 2013, occupancy was 83% and the property was operating below breakeven. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. In 2012, the property operated at breakeven and averaged 97% occupancy. Throughout 2013 occupancy has declined significantly, ending the fourth quarter with an average occupancy of 69%. The decrease in occupancy began when the property operated without a manager due to a transition in management companies. From 2010 to 2012 the property was managed by a third party. The operating general partner resumed direct management in January 2013, but was not able to fill the manager position until March 2013. Operations suffered during this time and occupancy has been unable to recover fully. To address the vacancy issue the manager continues to offer a leasing concession, which is the option to pay the security deposit over the first three months of occupancy rather than in a lump sum at move-in. The property operated below breakeven through the fourth quarter of 2013. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner inspected the property on June 10, 2013, and found it to be in fair condition, due to noticeable damage to the exterior brick and the condition of the common area corridors. The operating general partner stated that the areas of concern will be addressed and repaired. All mortgage, tax, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development located in Newton, Iowa. Occupancy has trended downward since 2009, causing below breakeven operations. The management company attributed the poor occupancy to soft market conditions. In 2012, occupancy averaged 77%, but operating expenses were low and the property operated above breakeven. Management continues to increase advertising in surrounding areas and to offer rental incentives. Occupancy improved in the last quarter of 2013 and was 92% as of December 31, 2013. Despite the increased occupancy, the property continued to operate below breakeven due to an increase in maintenance expenses. As a result of the increase in rental activity, several units needed to be made rent ready causing an increase in unit turn costs. Expenses are expected to stabilize going forward. A site visit was completed in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. The property averaged 80% occupancy in 2013, with occupancy at 83% as of December 31, 2013. Current marketing includes advertising on Rent.com and in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community, frequent contacts with local housing agencies, as well as 'for rent' signs located on the property. The property was previously operating under a Servicing Workout Plan approved by Rural Development which expired on September 30, 2012. The Plan aimed to fund the replacement reserves, make payables current, and resolve capital improvement issues through expanded marketing efforts to improve occupancy. Currently, a new workout plan for the property is being reviewed by Rural Development. The property was operating above breakeven as of December 31, 2013 due to improved occupancy in the last six months of 2013. A site visit was performed in June 2012 and the property was found to be in good condition. All debt service, taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In September 2012, the investment general partner transferred its interest in San Joaquin Enterprises III, A CA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,681,071 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $563 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,937 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,937 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

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

In August 2013, the investment general partner of Series 18 and Series 19 transferred their interests in Clarke School LP, to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,716,511 and cash proceeds to the investment partnerships of $14,150 and $5,850, for Series 18 and Series 19, respectively. Of the total proceeds received, $9,150 and $5,850, for Series 18 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 19, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of September 30, 2013. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there were a capital transaction involving the property owned by the Operating Partnership at any time within five years from the initial transfer date, there would be residual payment of 50% of any net distributable proceeds due to the investment partnership in effect at the date the investment limited partners transferred their respective interests.

In December 2013, the investment general partner transferred its interest in Rio Grande Apartments, LTD. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,767,137 and cash proceeds to the investment partnership of $63,305. Of the total proceeds received, $45,787 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $15,018 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $15,018 as of December 31, 2013. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 19

As of December 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%.  The series had a total of 8 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 19 reflects a net loss from Operating Partnerships of $(210,604) and $(193,934), respectively, which includes depreciation and amortization of $252,344 and $389,017, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project in Carrollton, Missouri. The property entered into a mortgage modification agreement in 2010 that converted the hard debt note to a soft note payable from surplus cash. The lack of debt service together with strong occupancy and reduced expenses has allowed Carrollton Villa to operate above breakeven through the fourth quarter of 2013. The property averaged 99% occupancy in 2012 and 97% in 2013. The Missouri Housing Development Commission approved a rent increase request with an effective date of May 1, 2013, that will increase potential revenue by $8,820 annually. The real estate taxes, mortgage and insurance are all current as of December 2013. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit family project in Rainsville, Alabama. Management has struggled to maintain an average occupancy of 90% since 2011 despite changes in site staff that were expected to improve operations. Although the site manager has improved rent collection, the property is still struggling to maintain occupancy. Average occupancy is averaging 90% in 2013 and operating expenses have slightly increased leading to below breakeven operations. The property has no operating cash and reported an underfunded tax and insurance escrow. The operating deficit guarantee is unlimited in time and amount. Mortgage and insurance are all current. The operating general partner and affiliated management company have been unresponsive to the investment general partner's requests for information. The investment general partner will continue to request updates from the management company. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. The property averaged 92% occupancy through the fourth quarter of 2013 and operated below breakeven. The property is located in a very competitive market in close proximity to two tax credit properties and two similarly priced market rate properties. This competition has reduced management's ability to increase rents and at times created a concession driven market; however, concessions were not offered during the fourth quarter. Total operating expenses were higher in 2013 than the previous year due to increased maintenance expenses associated with unit turns. Water rates also increased during the year, increasing utility costs. To help mitigate these expenses, management has implemented proactive measures such as increasing the frequency of unit inspections to identify damages and water leaks. The operating general partner and investment general partner have explored refinancing and disposition options, but the $770,000 loan prepayment penalty has prevented a sale or refinance. The operating general partner plans to continue funding deficits at the property and anticipates refinancing when the loan matures in August of 2014. Written documentation received by the investment general partner confirms that the property's mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In June 2012, the investment general partners of Series 19 and Boston Capital Tax Credit Fund IV LP - Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded as of June 30, 2012.

In July 2012, the investment general partner transferred its interest in Hebbronville Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $480,322 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Lone Star Seniors Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $566,795 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Martindale Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $619,411 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In September 2012, the investment general partner transferred its interest in Hollister Investment Group V to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,635,390 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $1,313 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $20,187 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,187 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In September 2012, the investment general partner transferred its interest in Jefferson Square to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,889,271 and cash proceeds to the investment partnership of $1,200,000. Of the total proceeds received, $68,587 represents reporting fees due to an affiliate of the investment partnership; and the balance represents proceeds from the transfer. Of the remaining proceeds, $13,400 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1,118,013 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $1,118,013 as of September 30, 2012.

In December 2012, the investment general partner transferred its interest in Holts Summit Square, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $997,010 and cash proceeds to the investment partnership of $51,360. Of the total proceeds received, $8,125 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $38,235 were returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $38,235 as of December 31, 2012.

Munford Village Ltd. (Munford Village) is a 24-unit family property in Munford, Alabama. Occupancy declined from 2011 through 2012 to 84% with operations below breakeven. In addition to low occupancy, increased administrative, maintenance and insurance expenses have impacted operations. This decline, both in occupancy and overall operations, has continued in 2013. Occupancy averaged 88% in 2013 with operations below breakeven status. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property's operations. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

In August 2013, the investment general partner of Series 18 and Series 19 transferred their interests in Clarke School LP, to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,716,511 and cash proceeds to the investment partnerships of $14,150 and $5,850, for Series 18 and Series 19, respectively. Of the total proceeds received, $9,150 and $5,850, for Series 18 and 19, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 19, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of September 30, 2013. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the "RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there were a capital transaction involving the property owned by the Operating Partnership at any time within five years from the initial transfer date, there would be residual payment of 50% of any net distributable proceeds due to the investment partnership in effect at the date the investment limited partners transferred their respective interests.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: February 14, 2014	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2014	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

February 14, 2014	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal