Form 10-K
period 2014-03-31
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2014-06-20
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2014 or

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

FOR THE YEAR ENDED MARCH 31, 2014

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

A Registration Statement on Form S-11 and the related prospectus,(together with each subsequently filed prospectus, the "Prospectus") was filed with the Securities and Exchange Commission and became effective January 24, 1992 in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 20,000,000 BACs at $10 per BAC. On September 4, 1993 the Fund filed Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for additional BACs became effective on October 6, 1993. As of March 31, 2014, subscriptions had been received and accepted by the General Partner in Series 15, 16, 17, 18 and 19 for 21,996,102 BACs, representing capital contributions of $219,961,020. The Fund issued the last BACs in Series 19 on December 17, 1993. This concluded the Offering of the Fund.

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

As of March 31, 2014 the Fund had invested in 24 Operating Partnerships on behalf of Series 15, 28 Operating Partnerships on behalf of Series 16, 17 Operating Partnerships on behalf of Series 17, 18 Operating Partnerships on behalf of Series 18 and 8 Operating Partnerships on behalf of Series 19. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 95 Operating Partnerships in five series, identified in the table set forth below. In each instance the apartment complexes owned by the applicable Operating Partnership is eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14
April Gardens Apts. III	Las Piedras, PR	32	$1,362,986	09/92	05/93	100%	$279,823

Barton Village Apartments	Arlington, GA	18	472,205	10/92	03/93	100%	101,154

Bergen Meadows	Bergen, NY	24	911,838	07/92	07/92	100%	199,420

Calexico Senior Apts.	Calexico, CA	38	1,789,003	09/92	09/92	100%	366,220

Chestnut Hills Estates	Altoona, AL	24	676,156	09/92	09/92	100%	146,500

Columbia Heights Apts.	Camden, AR	32	1,179,684	10/92	09/93	100%	247,599

Deerfield Commons	Crewe, VA	39	1,140,866	04/92	06/92	100%	242,430

East Park Apts. I	Dilworth, MN	24	685,653	06/94	01/94	100%	406,100

Graham Village Apts.	Graham, NC	50	883,851	10/94	06/95	100%	919,461

Greenwood Village	Fort Gaines, GA	24	619,299	08/92	05/93	100%	131,268

Hadley's Lake Apts.	East Machias, ME	18	962,492	09/92	01/93	100%	291,400

Harvest Point Apts.	Madison, SD	30	1,112,346	03/95	12/94	100%	268,760

Lakeside Apts.	Lake Village, AR	32	1,138,168	08/94	08/95	100%	282,004

Laurelwood Apartments, Phase II	Winnsboro, SC	32	991,254	03/92	02/92	100%	229,986

Boston Capital Tax Credit Fund III L.P. - Series 15

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14
Livingston Plaza	Livingston, TX	24	$611,208	12/92	11/93	100%	$176,534

Manning Lane Apts.	Manning, SC	42	1,361,484	08/92	03/93	100%	296,436

Marshall Lane Apts.	Marshallville,GA	18	511,565	08/92	12/92	100%	114,200

North Trail Apts.	Arkansas City, KS	24	749,386	09/94	12/94	100%	194,118

Rio Mimbres II Apts	Deming, NM	24	718,124	04/92	04/92	100%	149,811

Sunset Sq. Apts.	Scottsboro, AL	24	681,607	09/92	08/92	100%	143,900

University Meadows	Detroit, MI	53	2,338,955	06/92	12/92	100%	1,676,750

Village Woods	Healdton, OK	24	637,443	08/94	12/94	100%	173,616

Villas Del Mar	Urb.Corales de Hatillo, PR	32	1,366,953	08/92	08/92	100%	307,200

Whitewater Village Apts.	Ideal, GA	18	486,177	08/92	11/92	100%	108,000

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Bernice Villa Apts.	Bernice, LA	32	$750,850	05/93	10/93	100%	$200,476

Canterfield Manor	Denmark, SC	20	709,769	11/92	01/93	100%	175,959

Carriage Park Village	Westville, OK	24	609,673	02/93	07/93	100%	144,714

Cumberland Woods Apts.	Middlesboro, KY	40	1,342,566	12/93	10/94	100%	412,700

Fairmeadow Apts.	Latta, SC	24	811,489	01/93	07/93	100%	195,400

Falcon Ridge Apts.	Beattyville, KY	32	950,860	04/94	01/95	100%	247,200

Forest Pointe Apts.	Butler, GA	25	682,370	12/92	09/93	100%	162,397

Greenfield Properties	Greenfield, MO	20	482,902	01/93	05/93	100%	126,046

Harmony House Apts.	Galax, VA	40	1,320,325	11/92	07/93	100%	285,588

Holly Tree Manor	Holly Hill, SC	24	818,437	11/92	02/93	100%	201,490

Laurel Ridge Apts.	Idabel, OK	52	1,252,403	04/93	12/93	100%	282,606

Lawtell Manor Apts.	Lawtell, LA	32	786,469	04/93	08/93	100%	202,603

Logan Lane Apts	Ridgeland, SC	36	1,202,009	09/92	03/93	100%	274,750

Mendota Village Apts	Mendota, CA	44	1,811,911	12/92	05/93	100%	438,300

Mid City Apts.	Jersey City, NJ	58	2,219,350	09/93	06/94	100%	3,097,210

Boston Capital Tax Credit Fund III L.P. - Series 16

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14
Newport Elderly Apts.	Newport, VT	24	$862,596	02/93	10/93	100%	$221,626

Parkwoods Apts.	Anson, ME	24	1,183,192	12/92	09/93	100%	320,206

Ransom St. Apartments	Blowing Rock, NC	13	478,383	12/93	11/94	100%	100,249

Simmesport Square Apts.	Simmesport, LA	32	794,064	04/93	06/93	100%	198,500

St. Croix Commons Apts.	Woodville, WI	40	1,257,546	10/94	12/94	100%	534,847

St. Joseph Square Apts.	St. Joseph, LA	32	867,789	05/93	09/93	100%	206,086

Stony Ground Villas	St. Croix, VI	22	1,301,891	12/92	06/93	100%	358,414

Tan Yard Branch Apts. I	Blairsville, GA	24	709,584	12/92	09/94	100%	151,154

Tan Yard Branch Apts. II	Blairsville, GA	25	694,198	12/92	07/94	100%	144,304

The Woodlands	Tupper Lake, NY	18	872,800	09/94	02/95	100%	214,045

Tuolumne City Senior Apts.	Tuolumne, CA	30	1,471,944	12/92	08/93	100%	376,535

Vista Linda Apartments	Sabana Grande, PR	50	2,350,824	01/93	12/93	100%	445,530

West End Manor	Union, SC	28	908,238	05/93	05/93	100%	231,741

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14
Briarwood Apartments	Clio, SC	24	$820,373	12/93	08/94	100%	$211,133

Cairo Senior Housing	Cairo, NY	24	991,807	05/93	04/93	100%	201,711

Fuera Bush Senior Housing	Fuera Bush, NY	24	1,010,551	07/93	05/93	100%	189,364

Glenridge Apartments	Bullhead City, AZ	52	1,901,149	06/94	06/94	100%	520,500

Green Acres Estates	West Bath, ME	48	842,947	01/95	11/94	100%	135,849

Green Court Apartments	Mt. Vernon, NY	76	2,009,533	11/94	11/94	100%	964,813

Henson Creek Manor	Fort Washington, MD	105	3,570,318	05/93	04/94	100%	2,980,421

Hill Estates, II	Bladenboro, NC	24	928,999	03/95	07/95	100%	132,300

Oakwood Manor of Bennettsville	Bennettsville, SC	24	806,927	09/93	12/93	100%	89,200

Opelousas Point Apts.	Opelousas, LA	44	1,262,563	11/93	03/94	100%	439,277

Pinehurst Senior Apts.	Farwell, MI	24	732,259	02/94	02/94	100%	183,176

Quail Village	Reedsville, GA	31	799,779	09/93	02/94	100%	171,855

Boston Capital Tax Credit Fund III L.P. - Series 17

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Royale Townhomes	Glen Muskegon, MI	79	$1,651,492	12/93	12/94	100%	$909,231

Waynesburg House Apts.	Waynesburg, PA	34	1,382,627	07/94	12/95	100%	501,140

West Front Residence	Skowhegan, ME	30	1,309,220	09/94	08/94	100%	487,390

West Oaks Apartments	Raleigh, NC	50	1,417,815	06/93	07/93	100%	811,994

White Castle Manor	White Castle, LA	24	720,996	06/94	05/94	100%	198,684

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Briarwood Apartments	Humbolt, IA	20	$666,090	08/94	04/95	100%	$162,536

Chelsea Sq. Apartments	Chelsea, MA	6	301,393	08/94	12/94	100%	451,929

Cox Creek Apartments	Ellijay, GA	25	784,598	01/94	01/95	100%	214,824

Harris Music Building	West Palm Beach, FL	38	1,434,724	06/94	11/95	100%	1,286,304

Kristine Apartments	Bakersfield, CA	60	780,001	10/94	10/94	100%	1,636,293

Lakeview Meadows II	Battle Creek, MI	60	1,286,524	08/93	05/94	100%	1,029,000

Leesville Elderly Apts.	Leesville, LA	54	2,029,864	06/94	06/94	100%	776,500

Lockport Seniors Apts.	Lockport, LA	40	1,108,162	07/94	09/94	100%	595,439

Marengo Park Apts.	Marengo, IA	24	688,220	10/93	03/94	100%	133,552

Meadowbrook Apartments	Oskaloosa, IA	16	447,401	11/93	09/94	100%	96,908

Meadows Apartments	Show Low, AZ	40	1,375,400	03/94	05/94	100%	420,302

Natchitoches Senior Apartments	Natchitoches, LA	40	1,538,768	06/94	12/94	100%	644,175

Boston Capital Tax Credit Fund III L.P. - Series 18

PROPERTY PROFILES AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14

Newton Plaza Apts.	Newton, IA	24	$749,425	11/93	09/94	100%	$166,441

Oakhaven Apartments	Ripley, MS	24	441,556	01/94	07/94	100%	116,860

Peach Tree Apartments	Felton, DE	32	1,364,003	01/94	07/93	100%	206,100

Pepperton Villas	Jackson, GA	29	799,229	01/94	06/94	100%	222,762

Vista Loma Apartments	Bullhead City, AZ	41	1,492,436	05/94	09/94	100%	465,650

Vivian Seniors Apts.	Vivian, LA	40	1,602,976	07/94	09/94	100%	625,691

Boston Capital Tax Credit Fund III L.P. - Series 19

PROPERTY PROFILES AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance As of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con Paid Thru 3/31/14
Carrollton Villa	Carrollton, MO	48	$1,322,464	06/94	03/95	100%	$1,121,758

Mansura Villa II Apartments	Mansura, LA	32	884,661	05/94	08/95	100%	227,910

Munford Village	Munford, AL	24	738,119	10/93	04/94	100%	165,800

Northpoint Commons	Kansas City, MO	158	3,430,659	07/94	06/95	100%	2,124,024

Poplar Ridge Apts.	Madison, VA	16	602,637	12/93	10/94	100%	124,704

Sherwood Knoll	Rainsville, AL	24	719,569	10/93	04/94	100%	162,500

Summerset Apartments	Swainsboro, GA	30	874,101	01/94	11/95	100%	223,029

Village North I	Independence, KS	24	779,447	06/94	12/94	100%	190,471

17

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Fund Matters and Issuer Purchases of Fund Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2014 the Fund has 12,709 BAC holders for an aggregate of 21,996,102 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 15 consists of 2,363 investors holding 3,870,500 BACs, Series 16 consists of 3,266 investors holding 5,429,402 BACs, Series 17 consists of 2,792 investors holding 5,000,000 BACs, Series 18 consists of 2,042 investors holding 3,616,200 BACs, and Series 19 consists of 2,246 investors holding 4,080,000 BACs at March 31, 2014.

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, September 19, 1991 through March 31, 2014.

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

During the year ended March 31, 2014, the Fund made a return of equity distribution to the Series 17 and 19 BAC holders in the amount of $382,881 and $4,080,000, respectively. The distributions were the result of proceeds available from the sale or transfer of one or more Operating Partnerships.

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

The Fund is currently accruing the annual fund management fee to enable each series to meet current and future third party obligations. Fund management fees accrued during the year ended March 31, 2014 were $847,406, and total fund management fees accrued as of March 31, 2014 were $18,154,145. During the year ended March 31, 2014 the Fund paid fees of $5,890,621 which were applied to prior year accruals.

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

During the fiscal year ended March 31, 2014, the Fund did not use any of Series 15 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 15 had been used to invest in a total of 68 Operating Partnerships in an aggregate amount of $29,390,546. As of March 31, 2014, 44 of the properties have been disposed of and 24 remain. The Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

(Series 16). The Fund commenced offering BACs in Series 16 on July 10, 1992. The Fund received and accepted subscriptions for $54,293,000, representing 5,429,402 BACs in Series 16. Offers and sales of BACs in Series 16 were completed and the last of the BACs in Series 16 were issued by the Fund on December 28, 1992.

During the fiscal year ended March 31, 2014, the Fund did not use any of Series 16 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2014, the net proceeds from the offer and sale of BACs in Series 16 had been used to invest in a total of 64 Operating Partnerships in an aggregate amount of $40,829,228. As of March 31, 2014, 36 of the properties have been disposed of and 28 remain. The Fund had completed payment of all installments of its capital contributions to 63 of the 64 Operating Partnerships. Series 16 has $50,008 in capital contributions that remain to be paid to 1 Operating Partnership. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreements.

(Series 17). The Fund commenced offering BACs in Series 17 on January 24, 1993. The Fund received and accepted subscriptions for $50,000,000 representing 5,000,000 BACs from investors admitted as BAC holders in Series 17. Offers and sales of BACs in Series 17 were completed and the last of the BACs in Series 17 were issued on June 17, 1993.

During the fiscal year ended March 31, 2014, the Fund did not use any of Series 17 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 17 had been used to invest in a total of 49 Operating Partnerships in an aggregate amount of $37,062,980. As of March 31, 2014, 32 of the properties have been disposed of and 17 remain. The Fund had completed payments of all installments of its capital contributions to 47 of the 49 Operating Partnerships. Series 17 has outstanding contributions payable to 2 Operating Partnerships in the amount of $16,712 as of March 31, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 18). The Fund commenced offering BACs in Series 18 on June 17,1993. The Fund received and accepted subscriptions for $36,162,000 representing 3,616,200 BACs from investors admitted as BAC holders in Series 18. Offers and sales of BACs in Series 18 were completed and the last of the BACs in Series 18 were issued on September 22, 1993.

During the fiscal year ended March 31, 2014, the Fund did not use any of Series 18 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 18 had been used to invest in a total of 34 Operating Partnerships in an aggregate amount of $26,652,205. As of March 31, 2014, 16 of the properties have been disposed of and 18 remain. The Fund had completed payments of all installments of its capital contributions to 32 of the 34

Operating Partnerships. Series 18 has $18,554 in capital contributions that remain to be paid to the other 2 Operating Partnerships. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

(Series 19). The Fund commenced offering BACs in Series 19 on October 8, 1993. The Fund received and accepted subscriptions for $40,800,000 representing 4,080,000 BACs from investors admitted as BAC holders in Series 19. Offers and sales of BACs in Series 19 were completed and the last of the BACs in Series 19 were issued on December 17, 1993.

During the fiscal year ended March 31, 2014, the Fund did not use any of Series 19 net offering proceeds to pay outstanding installments of its capital contributions. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 19 had been used to invest in a total of 26 Operating Partnerships in an aggregate amount of $30,164,485. As of March 31, 2014, 18 of the properties have been disposed of and 8 remain. The Fund had completed payments of all installments of its capital contributions to the Operating Partnerships.

Results of Operations

The Fund incurred an annual fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various partnership management and reporting fees paid or payable by the Operating Partnerships. The annual fund management fee incurred, net of reporting fees received for the fiscal years ended March 31, 2014 and 2013, was $566,582 and $742,295, respectively.

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of Federal Housing Tax Credits for allocation to its partners and BAC holders.

(Series 15). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(258,693) and $1,219,508, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 15 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for its investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) for series 15 was $(117,270) and $(152,736), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property’s continued low occupancy is attributed to this competition. Management advertises the property in Lake Village’s local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of marketing. Management also noted that crime is an issue in the area and has hired two police officers to work at the property to offset potential security concerns. One officer serves as property manager while the other officer handles maintenance responsibilities. As there have been no major security incidents reported at the property, the addition of security is a proactive measure. In 2013, the property occupancy averaged 57%, which was a slight improvement from the prior year’s average of 50%, and the property continued to operate below breakeven. The deficit was primarily funded by accruing management fees and management payroll due to an affiliate of the operating partner. This is historically how deficits have been funded. For the first three months of 2014, average occupancy was 53% and the property operated below breakeven through March 2014. The mortgage payments, taxes, insurance, and accounts payable are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 67% through March 31, 2014, compared to 66% in 2013. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. Despite the low occupancy, with operating expenses tightly controlled by the operating general partner including its affiliated management company not charging a management fee to manage the property, Livingston Plaza was able to operate at a breakeven level during the first quarter of 2014 and in 2013. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of March 31, 2014. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner has investigated various disposition strategies for this property that would be consistent with the investment objectives of the investment partnership and has concluded that it is unlikely that any proceeds will be available for distribution to the investment limited partners from the disposition of the property or the Operating Partnership.

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

In December 2013, the investment general partner transferred its interest in Ridgeview Apartments of Brainerd, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $804,186 and cash proceeds to the investment partnership of $24,326. Of the total proceeds received, $1,080 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,746 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $20,746 as of December 31, 2013.

In February 2014, the investment general partner of East Park Apartments I, LP approved an agreement to sell the property to a third party buyer and the transaction closed in June 2014. The sales price for the property is $850,000, which includes the outstanding mortgage balance of approximately $685,000 and cash proceeds to the investment partnership of $335,000. Of the proceeds received by the investment partnership, $21,300 represents reporting fees due to an affiliate of the investment partnership and $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $308,700 will be returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 16). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(1,011,704) and $806,237, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 16 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014, and 2013, the net income (loss) for series 16 was $508,571 and $(165,922), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. In 2013 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011 and continued to show weakness through all of 2012, averaging 80% for the year. However, occupancy showed some improvement in 2013, averaging 84% for the year. The market suffers from high unemployment and an overall market trend of household consolidation. New onsite and district managers were hired in 2012 and they improved operations by increasing marketing efforts and offering tenant referral incentives to counter the effects of the competitive rental market. As a result, the property was 100% occupied as of March 31, 2014. Property performance was below breakeven in 2013 primarily due to the vacancy losses. The property continued to operate slightly below breakeven in the first quarter of 2014. The property’s cash flow is expected to improve with the increased occupancy and reduced marketing costs. The operating general partner is funding deficits as needed. The mortgage payments, taxes, and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions. As a result of the tenant base being largely composed of hourly-wage employees, evictions and move-outs continue to keep occupancy low. The property’s rural location also limits property traffic and exposure, further contributing to the weak occupancy. Management has aggressively marketed the community by distributing fliers throughout the area and by having directional signage installed. In addition, a tenant referral program was implemented and move-in specials are being offered. Occupancy increased slightly from an average of 84% in 2012 to 85% in 2013. Through the first quarter of 2014 the property has continued to operate below breakeven and has averaged 80% occupancy. The operating general partner continues to fund deficits as needed. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender commenced foreclosure proceedings. The redemption period for the foreclosure in this action was six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period ended on August 23, 2012. The resulting foreclosure sale in 2012 did not result in any recapture or penalties because the property was beyond the compliance period. A local developer bought the loan at sheriff’s sale from the lender. The operating general partner then bought the property back from the developer. In 2013 the partnership obtained a mortgage from a credit union. The new mortgage agreement allowed the property to generate positive cash flow. Occupancy at the end of the first quarter of 2014 was 95% and the property has continued to operate above breakeven. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. The property continued to operate below breakeven in the first quarter of 2014 due to low occupancy and high utility expenses. The property averaged 68% occupancy through the first quarter of 2014, and it ended March 2014 at 75% occupied. Management continues to advertise in the local newspaper and place fliers in area schools and at the local community center, but persistent low employment and a depressed local economy continue to present leasing challenges. Management has worked to improve controllable expenses, but utility costs continue to be high as the property is carrying the vacant unit costs on the house meters longer than expected. All taxes, insurance and mortgage payments are current as of March 31, 2014. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Anson Limited Partnership (Parkwood Apartments) is a 24-unit, elderly property located in Anson, ME. Rural Development approved a change in management in December 2012. The change was made without the consent of the investment general partner. After discussions with Rural Development, the operating general partner believed the change was in the best interest of the Operating Partnership. The new management company has been focused on correcting deferred maintenance issues and maintaining high occupancy. As of March 31, 2014, the property was 88% occupied but it operated at an average occupancy of 92% through the first quarter 2014. The property operated above breakeven in 2013 and continued to do so through the first quarter of 2014. The mortgage, taxes, and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Anson Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2012, the investment general partner transferred its interest in Twin Oaks Associates LP (VA) to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,343,303 and receipt of a Promissory Note (the “Note”) to the investment partnership in the amount of $70,000 maturing on June 30, 2013. The maturity date of the Note was extended to September 30, 2013 and was further extended to December 31, 2013. The Note was repaid in the amount of $69,488 on December 9, 2013. The remaining $512 of the Note balance is not expected to be collected, and accordingly, has been written off. Of the amounts payable under the Note, $4,488 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $65,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $65,000 as of December 31, 2012.

Falcon Ridge L.P. (Falcon Ridge Apartments) is a 32-unit family property located in Beattyville, Kentucky. Since 2012, occupancy has been stable at 97%, however, the property continued to have below breakeven operations in 2013. The deficit resulted from high utilities and real estate tax expenses. The investment general partner has repeatedly requested, but has had difficulties receiving, up-to-date information and monthly financials. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

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

(Series 17). As of March 31, 2014 and 2013, the average Qualified Occupancy for the Series was 100%. The series had a total of 17 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $5,071,394 and $(1,091,245), respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 17 was $0. Investments in Operating Partnerships was affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) for series 17 was $5,558,239 and $85,976, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the partnership management fee.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. The property continues to operate below breakeven due to high vacancy, insufficient rental rates, and high operating expenses. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continued to operate below breakeven through 2013, the replacement reserve account is being funded and the accounts payable have decreased substantially. There was a $10 per unit per month rent increase that took effect in January 2013. Occupancy is 100% as of March 31, 2014.

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

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2013 due to high vacancy, tenant receivables, and high operating expenses. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continues to operate below breakeven through 2013, accounts payable have decreased substantially, the replacement reserve account is being funded, taxes are current, and the tax escrow is sufficient to cover the tax payment due in October. Management is working to evict non-paying tenants and replace them with quality, paying residents. The on-site manager has been instructed to take a harder line with tenants who do not pay on time. In addition, management is in the process of establishing performance metrics for the managers, which includes a section on improving tenant receivables. Several units have been rehabbed with owner support, and the overall outlook for the property has been improved. The property manager is aggressively marketing the property in the local area. As a result, physical occupancy was 94% as of March 31, 2014.

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

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. In 2012 the property had average occupancy of 89% and operated above breakeven. Occupancy remains unchanged through the first quarter of 2014 averaging 89% and operations continued above breakeven. In 2012 the investment general partner was notified that the second mortgage in the amount of $250,000 held by the Mount Vernon Urban Renewal Agency (MVURA) was delinquent. The operating general partner successfully negotiated a debt restructuring with MVURA and no payments are required until the restructuring occurs in 2014. MVURA did not issue a default notice. The operating general partner anticipates that the debt restructure will allow the property to meet its debt service and will resolve the delinquent debt payment issue.

The investment general partner performed a site visit in November 2013 and noted several issues of deferred maintenance. The operating general partner is not turning vacant units as they plan on doing a significant rehabilitation once the debt re-structuring is approved. Quarterly reporting is an ongoing issue with management and the investment general partner is working with the operating general partner to resolve the issue. The investment general partner did receive the 2013 audited financial statement which shows the property operating above breakeven and generating cash. All taxes, insurance, and payments on the first mortgage were current at the end of March 31, 2014. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2013, the operating general partner of Largo Center Apartments LP entered into an agreement to sell the property to a third party buyer and the transaction closed on September 30, 2013. The sales price of the property was $11,600,000, which included the outstanding mortgage balance of approximately $3,980,341 and cash proceeds to the investment partnership of $5,200,000. Of the total proceeds received by the investment partnership, $16,667 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $5,175,833 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $5,175,833 as of September 30, 2013. In addition, equity outstanding for the Operating Partnership in the amount of $6,086 was recorded as gain on the sale of the Operating Partnership as of September 30, 2013. In October 2013, additional proceeds of $50,000 were received and returned to the cash reserves held by Series 17. In February 2014, additional proceeds of $65,300 were received and returned to the cash reserves held by Series 17.

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

In January 2014, the investment general partner transferred its interest in Annadale Housing Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $13,785,001 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 17. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of March 31, 2014.

(Series 18). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $493,920 and $3,070,339, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 18 was $0. Investments in Operating Partnerships were affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) for series 18 was $(21,394) and $681,398, respectively. The major components of these amounts are the Fund's share of reporting fees from Operating Partnerships and the partnership management fee.

Harris Housing Limited Partnership (Harris Music Lofts) is a 38-unit property located in West Palm Beach, Florida. The property has an expired first mortgage maturity that became due February 1, 2014, and a soft second and third mortgage with a maturity date of May 31, 2014. The operating general partner had marketed the property and initially identified a buyer willing to pay sale proceeds that would have extinguished the first mortgage note but only 40% of the principal balances of the subordinate debt. The operating general partner had numerous meetings with the mortgage holder to request that they accept the short sale, but this proposal was rejected. They also had rejected any such extensions or modifications on their debt and as a result, the operating general partner has been unable to refinance. The operating general partner believes that at maturity, the mortgage holder will foreclose on the project to extinguish the tax credit affordability restrictions. The operating general partner has confirmed that a Notice of Default has been sent by the mortgage holder due to the past due maturity date on the first mortgage note. The collective loan balances maturing on and before May 31, 2014 is $1,434,724. The 2013 audited financial statement reflected above breakeven operations. High occupancy and lower operating expenses have resulted in the property generating surplus cash. Through March 31, 2014, the property was 100% occupied. The low income tax credit compliance period expired on December 31, 2010.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. Occupancy has trended downward since 2009, causing below breakeven operations. The vacancy is a direct reflection of economic conditions in Ripley, where ongoing job losses led to increased evictions and migration from the area. Management focused on marketing efforts, particularly internet advertising, in order to increase occupancy. They also performed outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As of March 31, 2014 occupancy was 79% and the property was operating below breakeven. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. Throughout 2013 occupancy declined significantly, ending the year with an average occupancy of 69%, and below breakeven operations for 2013. The operating general partner resumed direct management in January 2013; however, the on-site manager position was not filled until March 2013. Operations suffered during the lapse of on-site management and the property has been unable to fully recover. In the first quarter of 2014, management continued to offer a leasing concession of the option to pay the security deposit over the first three months of occupancy rather than in a lump sum at move-in. Advertising for the property consists of newspaper ads and flyers posted at local businesses. Average occupancy has increased slightly to 73% in the first quarter of 2014; however, the property continued to operate below breakeven during the quarter. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner inspected the property on June 10, 2013, and found it to be in fair condition, due to noticeable damage to the exterior brick and the condition of the common area corridors. The operating general partner stated that the areas of concern will be addressed and repaired. All mortgage, tax, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development located in Newton, Iowa. Occupancy has trended downward since 2009, causing below breakeven operations. The management company attributed the poor occupancy to soft market conditions. In 2012, occupancy averaged 77%, but operating expenses were low and the property operated above breakeven. In 2013, management increased advertising in the local area and began offering rental incentives. As a result, occupancy improved to 85% during the year. However, the property operated below breakeven in 2013 primarily due to an increase in maintenance costs associated with flooring repairs. Occupancy in the first quarter of 2014 has improved to 92% and the property is operating above breakeven because of the increased occupancy and stabilized operating expenses. A site visit was completed in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Occupancy averaged 80% in 2013 but showed improvement in the last four months of the year. Occupancy continued to improve in 2014 and averaged 93% in the first quarter. Improvements in occupancy follow a recent increase in marketing efforts including advertising on Rent.com and in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community, frequent contacts with local housing agencies, as well as ‘for rent’ signs located on the property. Due to expense control and the improvement in occupancy at year-end, the property operated above breakeven in 2013. The property continued to operate above breakeven in the first quarter of 2014. All debt service, taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In January 2013, the operating general partner of Lakeview Meadows II LDHA LP approved an agreement to sell the property to an unaffiliated third party buyer and the transaction was scheduled to close in December 2013. However, the transaction is not moving forward due to the buyer’s inability to obtain financing.

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

In December 2013, the investment general partner transferred its interest in Rio Grande Apartments, LTD. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,767,137 and cash proceeds to the investment partnership of $63,305. Of the total proceeds received, $45,787 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $15,018 were returned to cash reserves held by Series 18. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $15,018 as of December 31, 2013. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

(Series 19). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax year ended December 31, 2013 and 2012, the series, in total, generated $(351,106) and $489,430, respectively, in passive tax income (losses) that were passed through to the investors. All of the Operating Partnerships in the Series have completed their respective credit periods prior to the year ended December 31, 2008, and it is not expected that any additional tax credits will be generated.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 19 was $0. Investments in Operating Partnerships are affected by the way the Fund accounts for these investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) for series 19 was $(112,942) and $1,175,048, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and partnership management fee.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project in Carrollton, Missouri. The property entered into a mortgage modification agreement in 2010 that converted the hard debt note to a soft note payable from surplus cash. The Missouri Housing Development Commission approved a rent increase effective May 1, 2013, that will increase potential revenue by $8,820 annually. In order to maintain strong occupancy, which averaged 98% in 2013, management applied the rent increase mostly to new move-ins. Occupancy is 100% as of March 31, 2014. High vacancy loss and expenses, specifically administrative and maintenance, have been the primary cause of the deficit. The increase in maintenance costs is due to unit turnover. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit family project in Rainsville, Alabama. Management has struggled to maintain an average occupancy of 90% since 2011 despite changes in site staff that were expected to improve operations. Although the site manager has improved rent collection, the property is still struggling to maintain occupancy. Average occupancy in 2013 and year to date in 2014 is 88%; with above breakeven operations. In 2013, the property reported an underfunded tax and insurance escrow. The operating deficit guarantee is unlimited in time and amount. Mortgage and insurance are all current. The operating general partner and affiliated management company have been unresponsive to the investment general partner’s requests for information. The investment general partner will continue to request updates from the management company. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. The property averaged 89% occupancy through the first quarter of 2014 and operated below breakeven. The property is located in a very competitive market in close proximity to two tax credit properties and two similarly priced market rate properties. The competition has reduced management’s ability to increase rents and at times created a concession driven market; however, concessions were not offered during the first quarter. Further, market demand increased for larger units during 2013. Accordingly, management began increasing rental rates for large two bedroom units and three bedroom units by $10 and $15 per month. During the first quarter of 2014, management considered raising rents for one bedroom units. However, one bedroom rental rates were left as-is since demand was not strong enough. To help mitigate operating expenses management has implemented proactive measures such as increasing the frequency of unit inspections to identify damages and water leaks. The operating general partner and investment general partner had previously explored refinancing options but the $770,000 loan prepayment penalty prevented a refinance. The operating general partner plans to continue funding deficits at the property and anticipates refinancing when the loan matures in August of 2014. Written documentation received by the investment general partner confirms that the property’s mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Munford Village Ltd. (Munford Village) is a 24-unit family property in Munford, Alabama. Occupancy increased from 84% in 2012 to 87% in 2013, but is still insufficient for the property to breakeven. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property’s operations. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates III LP, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2014. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2014, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 65, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, it is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 52, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 67, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 50, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation's information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital Corporation in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2014 fiscal year:

1.   An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fee charged to operations, net of reporting fees received, during the year ended March 31, 2014 was $566,582.

2.   The Fund has reimbursed an affiliate of the general partner a total of $76,787 for amounts charged to operations during the year ended March 31, 2014. The reimbursement includes postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2014, 21,996,102 BACs had been issued. The following Series are known to have one investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series	% of BACs held
Series 15	8.25%
Series 16	10.24%
Series 17	9.71%
Series 18	9.32%
Series 19	6.97%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Offering, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Partnership Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates during the period from April 1, 1995 through March 31, 2014.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund response to Item 13(a) is incorporated herein by reference.

(c)	Transactions with Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2014 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$23,515	$27,815	$20,665	$19,615	$19,015

Audit Related Fees	-	-	-	-	-

Tax Fees	8,790	10,430	8,175	7,560	5,920

All Other Fees	-	-	-	-	-

Total	$32,305	$38,245	$28,840	$27,175	$24,935

Fees paid to the Fund’s independent auditors for fiscal year 2013 were comprised of the following:

Fee Type	Ser. 15	Ser. 16	Ser. 17	Ser. 18	Ser. 19
Audit Fees	$21,665	$24,325	$20,145	$17,105	$14,445

Audit Related Fees	-	-	-	-	-

Tax Fees	10,170	11,370	9,170	7,370	6,170

All Other Fees	-	-	-	-	-

Total	$31,835	$35,695	$29,315	$24,475	$20,615

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

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2014 and 2013.

Statements of Operations for the years ended March 31, 2014 and 2013.

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2014 and 2013.

Statements of Cash Flows for the years ended March 31, 2014 and 2013.

Notes to Financial Statements March 31, 2014 and 2013.

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
b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund III, L.P. Annual Report on Form 10-K for the period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.

	By:	Boston Capital Associates III L.P.
General Partner

	By:	BCA Associates Limited Partnership,
General Partner

	By:	C&M Management Inc.,
Date:		General Partner

June 20, 2014	By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 20, 2014	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer) C&M Management
Inc.; Director,
President (Principal
Executive Officer)
BCTC III Assignor Corp.

DATE:	SIGNATURE:	TITLE:

June 20, 2014	/s/ Marc N. Teal	Chief Financial Officer
	Marc N. Teal	(Principal Financial
and Accounting Officer)
C&M Management Inc.;
Chief Financial Officer
(Principal Financial
and Accounting Officer)
BCTC III Assignor Corp.

