Form 10-Q
period 2014-06-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2014-08-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-14
Condensed Statements of Changes in Partners' Capital (Deficit)	15-18
Condensed Statements of Cash Flows	19-24
Notes to Condensed Financial Statements	25-36

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	37-54

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 2,679,743	$ 2,294,311
Other assets	2,200	2,200
	$ 2,681,943	$ 2,296,511

LIABILITIES

Accounts payable & accrued expenses	$ 34,234	$ 23,234
Accounts payable affiliates (Note C)	18,970,046	18,789,507
Capital contributions payable	85,274	85,274
	19,089,554	18,898,015

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,981,089 outstanding as of June 30, 2014 and March 31, 2014	(14,432,887)	(14,624,840)
General Partner	(1,974,724)	(1,976,664)
	(16,407,611)	(16,601,504)
	$ 2,681,943	$ 2,296,511

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	June 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 578,887	$ 161,422
Other assets	-	-
	$ 578,887	$ 161,422

LIABILITIES

Accounts payable & accrued expenses	$ 12,246	$ 1,246
Accounts payable affiliates (Note C)	4,069,213	4,038,349
Capital contributions payable	-	-
	4,081,459	4,039,595

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,865,900 outstanding as of June 30, 2014 and March 31, 2014	(3,145,357)	(3,517,202)
General Partner	(357,215)	(360,971)
	(3,502,572)	(3,878,173)
	$ 578,887	$ 161,422

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	June 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 175,592	$ 176,922
Other assets	-	-
	$ 175,592	$ 176,922

LIABILITIES

Accounts payable & accrued expenses	$ 4,488	$ 4,488
Accounts payable affiliates (Note C)	8,052,312	7,995,499
Capital contributions payable	50,008	50,008
	8,106,808	8,049,995

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,423,102 outstanding as of June 30, 2014 and March 31, 2014	(7,385,296)	(7,327,734)
General Partner	(545,920)	(545,339)

	(7,931,216)	(7,873,073)
	$ 175,592	$ 176,922

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	June 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 794,244	$ 799,176
Other assets	2,200	2,200
	$ 796,444	$ 801,376

LIABILITIES

Accounts payable & accrued expenses	$ 10,000	$ 10,000
Accounts payable affiliates (Note C)	2,255,846	2,208,860
Capital contributions payable	16,712	16,712
	2,282,558	2,235,572

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,995,887 outstanding as of June 30, 2014 and March 31, 2014	(1,054,304)	(1,002,905)
General Partner	(431,810)	(431,291)
	(1,486,114)	(1,434,196)
	$ 796,444	$ 801,376

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	June 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 351,568	$ 355,319
Other assets	-	-
	$ 351,568	$ 355,319

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	4,592,675	4,546,799
Capital contributions payable	18,554	18,554
	4,611,229	4,565,353

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding as of June 30, 2014 and March 31, 2014	(3,906,837)	(3,857,706)
General Partner	(352,824)	(352,328)
	(4,259,661)	(4,210,034)
	$ 351,568	$ 355,319

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	June 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 779,452	$ 801,472
Other assets	-	-
	$ 779,452	$ 801,472

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-
	7,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding as of June 30, 2014 and March 31, 2014	1,058,907	1,080,707
General Partner	(286,955)	(286,735)
	771,952	793,972
	$ 779,452	$ 801,472

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 972	$ 3,878
Other income	2,094	46,032
	3,066	49,910

Share of Income from Operating Partnerships(Note D)	382,700	732,500

Expenses
Professional fees	27,900	36,373
Fund management fee, net (Note C)	144,997	146,157
General and administrative expenses	18,976	29,888
	191,873	212,418

NET INCOME (LOSS)	$ 193,893	$ 569,992

Net income (loss) allocated to limited assignees	$ 191,953	$ 564,292

Net income (loss) allocated to general partner	$ 1,940	$ 5,700

Net income (loss) per BAC	$ .01	$ .03

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 15

	2014	2013

Income
Interest income	$ 130	$ 114
Other income	-	2,184
	130	2,298

Share of Income from Operating Partnerships(Note D)	382,700	-

Expenses
Professional fees	6,020	8,650
Fund management fee, net (Note C)	(2,304)	23,668
General and administrative expenses	3,513	5,763
	7,229	38,081

NET INCOME (LOSS)	$ 375,601	$ (35,783)

Net income (loss) allocated to limited assignees	$ 371,845	$ (35,425)

Net income (loss) allocated to general partner	$ 3,756	$ (358)

Net income (loss) per BAC	$ .10	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 16

	2014	2013

Income
Interest income	$ 110	$ 125
Other income	661	5,547
	771	5,672

Share of Income from Operating Partnerships(Note D)	-	719,500

Expenses
Professional fees	6,970	11,948
Fund management fee, net (Note C)	47,680	60,571
General and administrative expenses	4,264	6,890
	58,914	79,409

NET INCOME (LOSS)	$ (58,143)	$ 645,763

Net income (loss) allocated to limited assignees	$ (57,562)	$ 639,305

Net income (loss) allocated to general partner	$ (581)	$ 6,458

Net income (loss) per BAC	$ (.01)	$ .12

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 17

	2014	2013

Income
Interest income	$ 266	$ 125
Other income	1,350	37,319
	1,616	37,444

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	6,020	5,975
Fund management fee, net (Note C)	43,639	11,791
General and administrative expenses	3,875	6,268
	53,534	24,034

NET INCOME (LOSS)	$ (51,918)	$ 13,410

Net income (loss) allocated to limited assignees	$ (51,399)	$ 13,276

Net income (loss) allocated to general partner	$ (519)	$ 134

Net income (loss) per BAC	$ (.01)	$ .00

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

Series 18

	2014	2013

Income
Interest income	$ 95	$ 67
Other income	-	933
	95	1,000

Share of Income from Operating Partnerships(Note D)	-	13,000

Expenses
Professional fees	5,390	5,515
Fund management fee, net (Note C)	41,114	35,864
General and administrative expenses	3,218	5,303
	49,722	46,682

NET INCOME (LOSS)	$ (49,627)	$ (32,682)

Net income (loss) allocated to limited assignees	$ (49,131)	$ (32,355)

Net income (loss) allocated to general partner	$ (496)	$ (327)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended June 30,
(Unaudited)

Series 19

	2014	2013

Income
Interest income	$ 371	$ 3,447
Other income	83	49
	454	3,496

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	3,500	4,285
Fund management fee, net (Note C)	14,868	14,263
General and administrative expenses	4,106	5,664
	22,474	24,212

NET INCOME (LOSS)	$ (22,020)	$ (20,716)

Net income (loss) allocated to limited assignees	$ (21,800)	$ (20,509)

Net income (loss) allocated to general partner	$ (220)	$ (207)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(14,624,840)	$ (1,976,664)	$(16,601,504)

Net income (loss)	191,953	1,940	193,893

Partners' capital (deficit), June 30, 2014	$(14,432,887)	$ (1,974,724)	$(16,407,611)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2014	$ (3,517,202)	$ (360,971)	$ (3,878,173)

Net income (loss)	371,845	3,756	375,601

Partners' capital (deficit), June 30, 2014	$ (3,145,357)	$ (357,215)	$ (3,502,572)

Series 16
Partners' capital (deficit) April 1, 2014	$ (7,327,734)	$ (545,339)	$ (7,873,073)

Net income (loss)	(57,562)	(581)	(58,143)

Partners' capital (deficit), June 30, 2014	$ (7,385,296)	$ (545,920)	$ (7,931,216)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2014	$ (1,002,905)	$ (431,291)	$ (1,434,196)

Net income (loss)	(51,399)	(519)	(51,918)

Partners' capital (deficit), June 30, 2014	$ (1,054,304)	$ (431,810)	$ (1,486,114)

Series 18
Partners' capital (deficit) April 1, 2014	$ (3,857,706)	$ (352,328)	$ (4,210,034)

Net income (loss)	(49,131)	(496)	(49,627)

Partners' capital (deficit), June 30, 2014	$ (3,906,837)	$ (352,824)	$ (4,259,661)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2014	$ 1,080,707	$ (286,735)	$ 793,972

Net income (loss)	(21,800)	(220)	(22,020)

Partners' capital (deficit), June 30, 2014	$ 1,058,907	$ (286,955)	$ 771,952

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 193,893	$ 569,992
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(382,700)	(732,500)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	11,000	7,500
(Decrease) Increase in accounts payable affiliates	180,539	(71,902)

Net cash (used in) provided by operating activities	2,732	(226,910)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	382,700	732,500

Net cash provided by investing activities	382,700	732,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	385,432	505,590

Cash and cash equivalents, beginning	2,294,311	5,933,101

Cash and cash equivalents, ending	$ 2,679,743	$ 6,438,691

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 15

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 375,601	$ (35,783)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(382,700)	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	11,000	-
(Decrease) Increase in accounts payable affiliates	30,864	(6,595)

Net cash (used in) provided by operating activities	34,765	(42,378)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	382,700	-

Net cash provided by investing activities	382,700	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	417,465	(42,378)

Cash and cash equivalents, beginning	161,422	184,136

Cash and cash equivalents, ending	$ 578,887	$ 141,758

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 16

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (58,143)	$ 645,763
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(719,500)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	7,500
(Decrease) Increase in accounts payable affiliates	56,813	(42,009)

Net cash (used in) provided by operating activities	(1,330)	(108,246)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	719,500

Net cash provided by investing activities	-	719,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,330)	611,254

Cash and cash equivalents, beginning	176,922	264,550

Cash and cash equivalents, ending	$ 175,592	$ 875,804

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 17

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (51,918)	$ 13,410
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	46,986	(56,174)

Net cash (used in) provided by operating activities	(4,932)	(42,764)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,932)	(42,764)

Cash and cash equivalents, beginning	799,176	258,319

Cash and cash equivalents, ending	$ 794,244	$ 215,555

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 18

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (49,627)	$ (32,682)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(13,000)
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	45,876	32,876

Net cash (used in) provided by operating activities	(3,751)	(12,806)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	13,000

Net cash provided by investing activities	-	13,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,751)	194

Cash and cash equivalents, beginning	355,319	231,682

Cash and cash equivalents, ending	$ 351,568	$ 231,876

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 19

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (22,020)	$ (20,716)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(22,020)	(20,716)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,020)	(20,716)

Cash and cash equivalents, beginning	801,472	4,994,414

Cash and cash equivalents, ending	$ 779,452	$ 4,973,698

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2014

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of June 30, 2014, 3,865,900 BACs in Series 15, 5,423,102 BACs in Series 16, 4,995,887 BACs in Series 17, 3,616,200 BACs in Series 18, and 4,080,000 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of June 30, 2014 and for the three months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ 30,864	$ 34,167
Series 16	56,813	65,640
Series 17	46,986	68,826
Series 18	45,876	45,876
Series 19	15,618	18,303
	$196,157	$232,812

The fund management fees paid for the three months ended June 30, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ -	$ 40,762
Series 16	-	107,649
Series 17	-	125,000
Series 18	-	13,000
Series 19	15,618	18,303
	$ 15,618	$ 304,714

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2014 and 2013, the Fund had limited partnership interests in 92 and 109 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at June 30, 2014 and 2013 is as follows:

	2014	2013
Series 15	21	25
Series 16	28	30
Series 17	17	25
Series 18	18	20
Series 19	8	9
	92	109

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at June 30, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	16,712	22,798
Series 18	18,554	18,554
Series 19	-	-
	$ 85,274	$ 91,360

During the three months ended June 30, 2014 the Fund disposed of three Operating Partnerships. A summary of the dispositions by Series for June 30, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	2	1	$382,700	$382,700
Series 16	-	-	-	-
Series 17	-	-	-	-
Series 18	-	-	-	-
Series 19	-	-	-	-

Total	2	1	$382,700	$382,700

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2014.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2014	2013

Revenues
Rental	$ 5,018,236	$ 6,089,295
Interest and other	122,887	137,385

	5,141,123	6,226,680

Expenses
Interest	695,315	944,549
Depreciation and amortization	1,285,448	1,527,075
Operating expenses	3,835,600	4,537,379
	5,816,363	7,009,003

NET LOSS	$ (675,240)	$ (782,323)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (668,486)	$ (774,498)

Net loss allocated to other Partners	$ (6,754)	$ (7,825)

* Amounts include $668,486 and $774,498 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 15

	2014	2013

Revenues
Rental	$ 935,673	$ 1,118,163
Interest and other	17,653	35,853

	953,326	1,154,016

Expenses
Interest	128,421	169,983
Depreciation and amortization	231,481	281,487
Operating expenses	692,690	759,340
	1,052,592	1,210,810

NET LOSS	$ (99,266)	$ (56,794)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (98,273)	$ (56,226)

Net loss allocated to other Partners	$ (993)	$ (568)

* Amounts include $98,273 and $56,226 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 16

	2014	2013

Revenues
Rental	$ 1,377,097	$ 1,590,991
Interest and other	19,129	16,525

	1,396,226	1,607,516

Expenses
Interest	197,712	263,080
Depreciation and amortization	349,083	405,947
Operating expenses	1,096,998	1,220,570
	1,643,793	1,889,597

NET LOSS	$ (247,567)	$ (282,081)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (245,091)	$ (279,260)

Net loss allocated to other Partners	$ (2,476)	$ (2,821)

* Amounts include $245,091 and $279,260 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 17
	2014	2013

Revenues
Rental	$ 1,437,760	$ 1,976,627
Interest and other	28,887	39,194

	1,466,647	2,015,821

Expenses
Interest	181,486	278,785
Depreciation and amortization	338,004	491,069
Operating expenses	1,057,152	1,423,220
	1,576,642	2,193,074

NET LOSS	$ (109,995)	$ (177,253)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (108,894)	$ (175,479)

Net loss allocated to other Partners	$ (1,101)	$ (1,774)

* Amounts include $108,894 and $175,479 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 18

	2014	2013

Revenues
Rental	$ 933,455	$ 1,023,118
Interest and other	34,624	30,100

	968,079	1,053,218

Expenses
Interest	118,785	150,761
Depreciation and amortization	286,504	255,282
Operating expenses	710,705	832,531
	1,115,994	1,238,574

NET LOSS	$ (147,915)	$ (185,356)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (146,436)	$ (183,502)

Net loss allocated to other Partners	$ (1,479)	$ (1,854)

* Amounts include $146,436 and $183,502 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 19
	2014	2013

Revenues
Rental	$ 334,251	$ 380,396
Interest and other	22,594	15,713

	356,845	396,109

Expenses
Interest	68,911	81,940
Depreciation and amortization	80,376	93,290
Operating expenses	278,055	301,718
	427,342	476,948

NET LOSS	$ (70,497)	$ (80,839)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (69,792)	$ (80,031)

Net loss allocated to other Partners	$ (705)	$ (808)

* Amounts include $69,792 and $80,031 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014
(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for the calendar year ended December 31, 2014 is expected to differ from its loss for financial reporting purposes.  This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended June 30, 2014 were $196,157 and total fund management fees accrued as of June 30, 2014 were $18,334,684. During the three months ended June 30, 2014, $15,618 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of June 30, 2014, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the three months ended June 30, 2014 there were no advances. Below is a summary, by series, of the total advances made to date.

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

(Series 15)  The Fund commenced offering BACs in Series 15 on January 24, 1992.  Offers and sales of BACs in Series 15 were completed on September 26, 1992.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 68 Operating Partnerships in the amount of $28,257,701. Series 15 has since sold its interest in 47 of the Operating Partnerships.

During the quarter ended June 30, 2014, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of June 30, 2014.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 36 of the Operating Partnerships.

During the quarter ended June 30, 2014, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of June 30, 2014. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 32 of the Operating Partnerships.

During the quarter ended June 30, 2014, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 2 Operating Partnerships in the amount of $16,712 as of June 30, 2014. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 16 of the Operating Partnerships.

During the quarter ended June 30, 2014, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of June 30, 2014. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 18 of the Operating Partnerships.

During the quarter ended June 30, 2014, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of June 30, 2014.

Results of Operations

As of June 30, 2014 and 2013, the Fund held limited partnership interests in 92 and 109 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2014 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 30,864	$ 33,168	$ (2,304)
Series 16	56,813	9,133	47,680
Series 17	46,986	3,347	43,639
Series 18	45,876	4,762	41,114
Series 19	15,618	750	14,868
	$196,157	$ 51,160	$ 144,997

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%.  The series had a total of 21 properties June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 15 reflects a net loss from Operating Partnerships of $(99,266) and $(56,794), respectively, which includes depreciation and amortization of $231,481 and $281,487, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of marketing. Management also noted that crime is an issue in the area and has hired two police officers to work at the property to offset potential security concerns. One officer serves as property manager while the other officer handles maintenance responsibilities. As there have been no major security incidents reported at the property, the addition of security is a proactive measure. In 2013, the property occupancy averaged 57%, which was a slight improvement from the prior year's average of 50%, and the property continued to operate below breakeven. The deficit was primarily funded by accruing management fees and management payroll due to an affiliate of the operating partner. This is historically how deficits have been funded. For the first six months of 2014, average occupancy was 55% and the property operated below breakeven through June 2014. The mortgage payments, taxes, and insurance, are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy levels for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 67% through June 30, 2014, compared to 66% in 2013. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. With the low occupancy and despite operating expenses tightly controlled by the operating general partner including its affiliated management company not charging a management fee to manage the property, Livingston Plaza operated below breakeven during the second quarter of 2014. The mortgage payments, real estate taxes, insurance, and accounts payable are current as of June 30, 2014. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner has investigated various disposition strategies for this property that would be consistent with the investment objectives of the investment partnership and has concluded that it is unlikely that any proceeds will be available for distribution to the investment limited partners from the disposition of the property or the Operating Partnership.

University Meadows L.D.H.A. Limited Partnership (University Meadows Apartments) is a 52-unit, elderly property located in Detroit, MI. The property struggled with low occupancy in 2013, but occupancy rebounded in 2014 due to increased marketing. However, the property has been 100% occupied from March to June in 2014, and still operated below breakeven due to high administrative and maintenance expenses. The administrative expenses were high because of the increased marketing required to fill the vacant units. Maintenance costs were high due to unit turn costs. University Meadows also operated below breakeven in 2013, mostly because of low occupancy. Operating cash available from previous years and the operating reserve have been used to fund the deficits. However, the operating reserve has been nearly depleted. The property is currently funding the deficit by accruing payables. The investment limited partner will monitor operations to ensure payables do not increase to unsustainable levels. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to University Meadows.

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

In February 2014, the investment general partner of East Park Apartments I, LP approved an agreement to sell the property to a third party buyer and the transaction closed in June 2014. The sales price for the property is $850,000, which includes the outstanding mortgage balance of approximately $685,000 and cash proceeds to the investment partnership of $335,000. Of the proceeds received by the investment partnership, $21,300 represents reporting fees due to an affiliate of the investment partnership and $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $308,700 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $308,700 as of June 30, 2014.

In June 2014, the investment general partner transferred its interest in April Gardens Apartments III to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,350,390 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $37,000 as of June 30, 2014.

In June 2014, the investment general partner transferred its interest in Villa Del Mar LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,354,790 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,000 were returned to cash reserves held by Series 15. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $37,000 as of June 30, 2014.

Series 16

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 16 reflects a net loss from Operating Partnerships of $(247,567) and $(282,081), respectively, which includes depreciation and amortization of $349,083 and $405,947, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. In 2013 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011 and continued to show weakness through all of 2012, averaging 80% for the year. However, occupancy showed some improvement in 2013, averaging 84% for the year. The market suffers from high unemployment and an overall market trend of household consolidation. The management company hired a new onsite and district manager in 2012. They improved operations by increasing marketing efforts and offering tenant referral incentives to counter the effects of the weak rental market. As a result, the property was 100% occupied as of March 31, 2014 and 96% occupied as of June 30, 2014. The property operated below breakeven in 2013 primarily due to the high vacancy losses. Through the first six months of 2014 the property operated above breakeven. The property's cash flow is expected to continue to improve with the increased occupancy and reduced marketing costs. The operating general partner is funding deficits as needed. The mortgage payments, taxes, and insurance are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions. As a result of the tenant base being largely composed of hourly-wage employees, evictions and move-outs continue to keep occupancy low. The property's rural location also limits property traffic and exposure, further contributing to the weak occupancy. Management has aggressively marketed the community by distributing fliers throughout the area and by having directional signage installed. In addition, a tenant referral program was implemented and move-in specials are being offered. Occupancy increased slightly from an average of 84% in 2012 to 85% in 2013. Through the second quarter of 2014 the property has continued to operate below breakeven and has averaged 74% occupancy. The operating general partner continues to fund deficits as needed. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

St. Croix Commons Limited Partnership (St. Croix Commons Apartments) is a 40-unit family property located in Woodville, Wisconsin. In the first quarter of 2012, the investment general partner learned that the property was ten months in arrears on its mortgage and the lender had issued a notice of default. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four year period. The lender did not agree to modify the terms of the loan and demanded a payment of $736,851 to be made by November 15, 2011 to cure the default. The operating general partner failed to make the payment and the lender commenced foreclosure proceedings. The redemption period for the foreclosure in this action was six months. The default foreclosure judgment was entered on February 23, 2012; the redemption period ended on August 23, 2012. The resulting foreclosure sale in 2012 did not result in any recapture or penalties because the property was beyond the compliance period. A local developer bought the loan at sheriff's sale from the lender. The operating general partner then bought the property back from the developer. In 2013 the partnership obtained a mortgage from a credit union. The new mortgage agreement allowed the property to generate positive cash flow. Occupancy as of June 2014 was 98% and the property has continued to operate above breakeven. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to St. Croix Commons.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. The property continued to operate below breakeven in the second quarter of 2014 due to low occupancy and high utility expenses. Occupancy did improve in May and June of 2014, with the property achieving 90% occupancy as of June 30, 2014. The rise in occupancy can be attributed to an increase in office hours allowing the manager to meet with more prospective residents. Management has worked to improve controllable expenses, but utility costs continue to be high as there was a city wide increase in sewer rates. There was also an underground water leak at the property in 2014. Utility costs are expected to decrease now that the water leak has been located and fixed. All taxes, insurance, and mortgage payments are current as of June 30, 2014. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Falcon Ridge L.P. (Falcon Ridge Apartments) is a 32-unit family property located in Beattyville, Kentucky. Since 2012, occupancy has been stable at 97%, however, the property continued to have below breakeven operations in 2014. The deficit resulted from high utilities and real estate tax expenses. The investment general partner has repeatedly requested, but has had difficulties receiving, up-to-date information and monthly financials. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

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

Series 17

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 17 reflects a net loss from Operating Partnerships of $(109,995) and $(177,253), respectively, which includes depreciation and amortization of $338,004 and $491,069, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. Although the property continued to operate below breakeven in 2013 due to high vacancy, insufficient rental rates, and high operating expenses, it has improved. The replacement reserve account is being funded and the accounts payable have decreased substantially. Occupancy is 93% as of June 30, 2014. During 2013, the mortgage note was restructured lowering the interest rate and freeing up monthly cash flow which should allow the property to operate above breakeven. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2013 due to high vacancy, tenant receivables, and high operating expenses. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continued to operate below breakeven throughout 2013, the replacement reserve account is being funded, taxes are current, and the tax escrow is sufficient to cover the tax payment due in October 2014. Management is working to evict non-paying tenants and replace them with quality, paying residents. The on-site manager has been instructed to take a harder line with tenants who do not pay on time. In addition, management is in the process of establishing performance metrics for the managers, which includes a section on improving tenant receivables. Several units have been rehabbed with owner support, and the overall outlook for the property has been improved. The property manager is aggressively marketing the property in the local area. As a result, physical occupancy is averaging 90% through June 30, 2014. During 2013, the mortgage note was restructured lowering the interest rate and freeing up monthly cash flow which should allow the property to operate above breakeven. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership.

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. In 2012 the property had average occupancy of 89% and operated above breakeven. Occupancy remained unchanged through the second quarter of 2014 averaging 89% and operations continued above breakeven. In 2012 the investment general partner was notified that the second mortgage in the amount of $250,000 held by the Mount Vernon Urban Renewal Agency (MVURA) was delinquent. The operating general partner successfully negotiated a debt restructuring with MVURA and no payments are required until the restructuring occurs in late 2014. MVURA did not issue a default notice. The operating general partner anticipates that the debt restructure will allow the property to meet its debt service and will resolve the delinquent debt payment issue. The investment general partner performed a site visit in November 2013 and noted several issues of deferred maintenance. The operating general partner is not immediately addressing all maintenance issues, as they plan on doing a significant rehabilitation once the debt re-structuring is finalized. Quarterly reporting is an ongoing issue with management and the investment general partner is working with the operating general partner to resolve the issue. The investment general partner did receive the 2013 audited financial statement which shows the property was operating above breakeven. All taxes, insurance, and payments on the first mortgage were current as of March 31, 2014. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In December 2013, the investment general partner transferred 99% of its interest in Quail Village LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $799,778 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $8,221 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,779 were returned to cash reserves held by Series 17. The remaining 1% investment limited partner interest in the Operating Partnership is scheduled to be transferred in September 2015. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the 99% transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $6,779 as of December 31, 2013.

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

Series 18

As of June 30, 2014 and 2013 the average Qualified Occupancy for the series was 100%.  The series had a total of 18 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 18 reflects a net loss from Operating Partnerships of $(147,915) and $(185,356), respectively, which includes depreciation and amortization of $286,504 and $255,282, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts) is a 38-unit property located in West Palm Beach, Florida. The property has an expired first mortgage maturity that became due February 1, 2014, and a soft second and third mortgage with a maturity date of May 31, 2014. The operating general partner had marketed the property and initially identified a buyer willing to pay sale proceeds that would have extinguished the first mortgage note but only 40% of the principal balances of the subordinate debt. The operating general partner had numerous meetings with the mortgage holder to request that they accept the short sale, but this proposal was rejected. They also had rejected any such extensions or modifications on their debt and as a result, the operating general partner has been unable to refinance. The operating general partner believes that at maturity, the mortgage holder will foreclose on the project to extinguish the tax credit affordability restrictions. The operating general partner has confirmed that a Notice of Default has been sent by the mortgage holder due to the past due maturity date on the first mortgage note. The City of West Palm Beach sold the subordinate notes to a private party. Harris Housing LP was served with a draft deed-in-lieu of foreclosure. If the operating general partner and the lender can agree on terms, the operating general partner will submit the deed-in-lieu to Florida Housing Finance Agency, to assess if Florida Housing Finance Agency will accept the deed or force a foreclosure. The operating general partner is uncertain how long either process will take. The first mortgage lender, an affiliate of the operating general partner, has entered into a forbearance agreement with Harris Housing through July 31, 2014. Harris Housing continues to make the same modified first mortgage payment, with interest accruing at a default interest rate of 9.99%. An extension of the forbearance agreement is contingent upon the action of the subordinate lender. It hasn't been determined if the lender will accept a deed in lieu or force a foreclosure.  The 2013 audited financial statement reflected above breakeven operations. High occupancy and lower operating expenses have resulted in the property generating surplus cash. Through June 30, 2014, the property was 100% occupied. The low income tax credit compliance period expired on December 31, 2010.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. Occupancy has trended downward since 2009, causing below breakeven operations. The vacancy is a direct reflection of economic conditions in Ripley, where ongoing job losses led to increased evictions and migration from the area. Management focused on marketing efforts, particularly internet advertising, in order to increase occupancy. They also performed outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As of June 30, 2014 occupancy was 79% and the property was operating below breakeven. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The operating general partner resumed direct management of the property in January 2013; however, the on-site manager position was not filled until March 2013. Operations suffered during the lapse of on-site management and the property has been unable to fully recover. In the second quarter of 2014, management continued to offer a leasing concession of the option to pay the security deposit over the first three months of occupancy rather than as a lump sum at move-in. Marketing for the property consists of advertisements in the local newspaper and flyers posted at local businesses. Average occupancy decreased slightly from 73% in the first quarter to 72% in the second quarter of 2014. The property continued to operate below breakeven through June 2014. The operating general partner has stated that operating deficits will continue to be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner inspected the property on March 17, 2014, and found it to be in fair condition, due to maintenance concerns including soil erosion and the upkeep of the common area corridors. The operating general partner stated that the areas of concern will be addressed and repaired within the year. The mortgage, tax, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development located in Newton, Iowa. Occupancy has trended downward since 2009, causing below breakeven operations. The management company attributed the poor occupancy to soft market conditions. Occupancy improved to an average of 85% in 2013 after the management company increased advertising in the local area and began offering rental incentives. However, the property operated below breakeven in 2013 primarily due to an increase in maintenance costs associated with flooring repairs. Occupancy in the second quarter of 2014 has improved to 92% and the property is operating above breakeven because of the increased occupancy and stabilized operating expenses. A site visit was completed in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Occupancy averaged 80% in 2013 but showed improvement in the last four months of the year. Occupancy continued to improve in 2014 and averaged 95% in the second quarter. Improvements in occupancy follow a recent increase in marketing efforts including advertising on Rent.com and in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community, frequent contacts with local housing agencies, as well as 'for rent' signs located on the property. Due to expense control and the improvement in occupancy at year-end, the property operated above breakeven in 2013. The property continued to operate above breakeven in the second quarter of 2014. All debt service, taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 19

As of June 30, 2014 and 2013 the average Qualified Occupancy for the series was 100%.  The series had a total of 8 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 19 reflects a net loss from Operating Partnerships of $(70,497) and $(80,839), respectively, which includes depreciation and amortization of $80,376 and $93,290, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project in Carrollton, Missouri. The property entered into a mortgage modification agreement in 2010 that converted the hard debt note to a soft note payable from surplus cash. The Missouri Housing Development Commission approved a rent increase effective May 1, 2013. Occupancy is averaging 98% through June 30, 2014. High operating expenses, specifically administrative and maintenance costs have been the primary cause of the deficit. The increase in maintenance costs is due to unit turnover. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit family project in Rainsville, Alabama. Management has struggled to maintain an average occupancy of 90% since 2011. In 2014, the site manager has improved rent collection and occupancy has improved and is averaging 99% through June 30, 2014, with above breakeven operations. The operating deficit guarantee is unlimited in time and amount. Mortgage and insurance are all current. The operating general partner and affiliated management company are generally unresponsive to the investment general partner's requests for information. The investment general partner will continue to request updates from the management company. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Northpointe, L.P. (Northpointe Apartments) is a 158-unit family property located in Kansas City, MO. The property averaged 90% occupancy through the second quarter of 2014, with below breakeven operations resulting from high operating expenses. The property is located in a very competitive market in close proximity to two tax credit properties and two similarly priced market rate properties. The competition has reduced management's ability to increase the property's rental rates. In late 2013 the market showed improvement as demand increased enough to raise rental rates for the two and three bedroom units by $10 and $15 per month, respectively. In the first quarter of 2014, the rent levels for the one bedroom units were increased by $16 to $25. To help mitigate operating expenses, management has implemented proactive measures such as increasing the frequency of unit inspections to identify damage and water leaks. The operating general partner and investment general partner had previously explored refinancing options but the $770,000 loan prepayment penalty prevented a refinance. The operating general partner plans to continue funding deficits and anticipates refinancing when the loan matures in August of 2014. Written documentation received by the investment general partner confirms that the property's mortgage, real estate taxes, and insurance payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northpointe Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Munford Village Ltd. (Munford Village) is a 24-unit family property in Munford, Alabama. Occupancy increased from 84% in 2012 to 87% in 2013, but was still insufficient for the property to operate above breakeven. Occupancy is averaging 83% in 2014. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property's operations. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2014.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: August 14, 2014	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2014	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

August 14, 2014	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal