Form 10-Q
period 2014-09-30
BOSTON CAPITAL TAX CREDIT FUND III L P
filed 2014-11-14
CIK 879555

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

or

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

BOSTON CAPITAL TAX CREDIT FUND III L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-8
Condensed Statements of Operations	9-20
Condensed Statements of Changes in Partners' Capital (Deficit)	21-24
Condensed Statements of Cash Flows	25-30
Notes to Condensed Financial Statements	31-42

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	43-61

Item 3. Quantitative and Qualitative Disclosures About Market Risk	61

Item 4. Controls and Procedures	61

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3. Defaults Upon Senior Securities	62

Item 4. Mine Safety Disclosures	62

Item 5. Other Information	62

Item 6. Exhibits	62

Signatures	63

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 1,472,314	$ 2,294,311
Other assets	2,200	2,200
	$ 1,474,514	$ 2,296,511

LIABILITIES

Accounts payable & accrued expenses	$ 37,234	$ 23,234
Accounts payable affiliates (Note C)	18,052,643	18,789,507
Capital contributions payable (Note D)	85,274	85,274
	18,175,151	18,898,015

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 21,996,102 issued and 21,981,089 outstanding as of September 30, 2014 and March 31, 2014	(14,722,982)	(14,624,840)
General Partner	(1,977,655)	(1,976,664)
	(16,700,637)	(16,601,504)
	$ 1,474,514	$ 2,296,511

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 15

	September 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 155,399	$ 161,422
Other assets	-	-
	$ 155,399	$ 161,422

LIABILITIES

Accounts payable & accrued expenses	$ 12,246	$ 1,246
Accounts payable affiliates (Note C)	3,690,814	4,038,349
Capital contributions payable (Note D)	-	-
	3,703,060	4,039,595

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,870,500 issued and 3,865,900 outstanding as of September 30, 2014 and March 31, 2014	(3,189,995)	(3,517,202)
General Partner	(357,666)	(360,971)
	(3,547,661)	(3,878,173)
	$ 155,399	$ 161,422

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 16

	September 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 154,843	$ 176,922
Other assets	-	-
	$ 154,843	$ 176,922

LIABILITIES

Accounts payable & accrued expenses	$ 7,488	$ 4,488
Accounts payable affiliates (Note C)	8,102,126	7,995,499
Capital contributions payable (Note D)	50,008	50,008
	8,159,622	8,049,995

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,429,402 issued and 5,423,102 outstanding as of September 30, 2014 and March 31, 2014	(7,458,123)	(7,327,734)
General Partner	(546,656)	(545,339)

	(8,004,779)	(7,873,073)
	$ 154,843	$ 176,922

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 17

	September 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 161,952	$ 799,176
Other assets	2,200	2,200
	$ 164,152	$ 801,376

LIABILITIES

Accounts payable & accrued expenses	$ 10,000	$ 10,000
Accounts payable affiliates (Note C)	1,696,152	2,208,860
Capital contributions payable (Note D)	16,712	16,712
	1,722,864	2,235,572

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 5,000,000 issued and 4,995,887 outstanding as of September 30, 2014 and March 31, 2014	(1,126,176)	(1,002,905)
General Partner	(432,536)	(431,291)
	(1,558,712)	(1,434,196)
	$ 164,152	$ 801,376

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 18

	September 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 254,853	$ 355,319
Other assets	-	-
	$ 254,853	$ 355,319

LIABILITIES

Accounts payable & accrued expenses	$ -	$ -
Accounts payable affiliates (Note C)	4,563,551	4,546,799
Capital contributions payable (Note D)	18,554	18,554
	4,582,105	4,565,353

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 3,616,200 issued and outstanding as of September 30, 2014 and March 31, 2014	(3,973,752)	(3,857,706)
General Partner	(353,500)	(352,328)
	(4,327,252)	(4,210,034)
	$ 254,853	$ 355,319

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 19

	September 30, 2014	March 31, 2014
ASSETS

Cash and cash equivalents	$ 745,267	$ 801,472
Other assets	-	-
	$ 745,267	$ 801,472

LIABILITIES

Accounts payable & accrued expenses	$ 7,500	$ 7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable (Note D)	-	-
	7,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees Units of limited partnership interest, $10 stated value per BAC; 22,000,000 authorized BACs; 4,080,000 issued and outstanding as of September 30, 2014 and March 31, 2014	1,025,064	1,080,707
General Partner	(287,297)	(286,735)
	737,767	793,972
	$ 745,267	$ 801,472

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 992	$ 3,063
Other income	3,052	51,418
	4,044	54,481

Share of Income from Operating Partnerships(Note D)	7,000	5,657,837

Expenses
Professional fees	104,779	115,507
Fund management fee, net (Note C)	176,208	159,629
General and administrative expenses	23,083	20,699
	304,070	295,835

NET INCOME (LOSS)	$ (293,026)	$ 5,416,483

Net income (loss) allocated to limited assignees	$ (290,095)	$ 5,362,319

Net income (loss) allocated to general partner	$ (2,931)	$ 54,164

Net income (loss) per BAC	$ (.01)	$ .24

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 15

	2014	2013

Income
Interest income	$ 190	$ 95
Other income	321	321
	511	416

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	20,677	23,360
Fund management fee, net (Note C)	20,547	29,667
General and administrative expenses	4,375	3,557
	45,599	56,584

NET INCOME (LOSS)	$ (45,088)	$ (56,168)

Net income (loss) allocated to limited assignees	$ (44,637)	$ (55,606)

Net income (loss) allocated to general partner	$ (451)	$ (562)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 16

	2014	2013

Income
Interest income	$ 107	$ 244
Other income	-	4,475
	107	4,719

Share of Income from Operating Partnerships(Note D)	7,000	71,531

Expenses
Professional fees	25,134	33,782
Fund management fee, net (Note C)	50,064	43,101
General and administrative expenses	5,473	4,192
	80,671	81,075

NET INCOME (LOSS)	$ (73,564)	$ (4,825)

Net income (loss) allocated to limited assignees	$ (72,828)	$ (4,777)

Net income (loss) allocated to general partner	$ (736)	$ (48)

Net income (loss) per BAC	$ (.01)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 17

	2014	2013

Income
Interest income	$ 243	$ 161
Other income	2,731	57
	2,974	218

Share of Income from Operating Partnerships(Note D)	-	5,586,306

Expenses
Professional fees	25,774	21,075
Fund management fee, net (Note C)	45,086	41,582
General and administrative expenses	4,710	6,343
	75,570	69,000

NET INCOME (LOSS)	$ (72,596)	$ 5,517,524

Net income (loss) allocated to limited assignees	$ (71,870)	$ 5,462,349

Net income (loss) allocated to general partner	$ (726)	$ 55,175

Net income (loss) per BAC	$ (.01)	$ 1.09

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

Series 18

	2014	2013

Income
Interest income	$ 89	$ 70
Other income	-	46,500
	89	46,570

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	18,809	19,150
Fund management fee, net (Note C)	44,893	34,326
General and administrative expenses	3,978	3,284
	67,680	56,760

NET INCOME (LOSS)	$ (67,591)	$ (10,190)

Net income (loss) allocated to limited assignees	$ (66,915)	$ (10,088)

Net income (loss) allocated to general partner	$ (676)	$ (102)

Net income (loss) per BAC	$ (.02)	$ (.00)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended September 30,
(Unaudited)

Series 19

	2014	2013

Income
Interest income	$ 363	$ 2,493
Other income	-	65
	363	2,558

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	14,385	18,140
Fund management fee, net (Note C)	15,618	10,953
General and administrative expenses	4,547	3,323
	34,550	32,416

NET INCOME (LOSS)	$ (34,187)	$ (29,858)

Net income (loss) allocated to limited assignees	$ (33,845)	$ (29,559)

Net income (loss) allocated to general partner	$ (342)	$ (299)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$ 1,966	$ 6,943
Other income	5,145	97,450
	7,111	104,393

Share of Income from Operating Partnerships(Note D)	389,700	6,390,337

Expenses
Professional fees	132,679	151,880
Fund management fee, net (Note C)	321,205	305,786
General and administrative expenses	42,060	50,584
	495,944	508,250

NET INCOME (LOSS)	$ (99,133)	$ 5,986,480

Net income (loss) allocated to limited assignees	$ (98,142)	$ 5,926,617

Net income (loss) allocated to general partner	$ (991)	$ 59,863

Net income (loss) per BAC	$ (.00)	$ .27

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 15

	2014	2013

Income
Interest income	$ 320	$ 209
Other income	321	2,505
	641	2,714

Share of Income from Operating Partnerships(Note D)	382,700	-

Expenses
Professional fees	26,697	32,010
Fund management fee, net (Note C)	18,243	53,335
General and administrative expenses	7,889	9,319
	52,829	94,664

NET INCOME (LOSS)	$ 330,512	$ (91,950)

Net income (loss) allocated to limited assignees	$ 327,207	$ (91,030)

Net income (loss) allocated to general partner	$ 3,305	$ (920)

Net income (loss) per BAC	$ .08	$ (.02)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 16

	2014	2013

Income
Interest income	$ 218	$ 370
Other income	661	10,022
	879	10,392

Share of Income from Operating Partnerships(Note D)	7,000	791,031

Expenses
Professional fees	32,104	45,730
Fund management fee, net (Note C)	97,744	103,672
General and administrative expenses	9,737	11,082
	139,585	160,484

NET INCOME (LOSS)	$ (131,706)	$ 640,939

Net income (loss) allocated to limited assignees	$ (130,389)	$ 634,530

Net income (loss) allocated to general partner	$ (1,317)	$ 6,409

Net income (loss) per BAC	$ (.02)	$ .12

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 17

	2014	2013

Income
Interest income	$ 509	$ 286
Other income	4,080	37,376
	4,589	37,662

Share of Income from Operating Partnerships(Note D)	-	5,586,306

Expenses
Professional fees	31,794	27,050
Fund management fee, net (Note C)	88,725	53,373
General and administrative expenses	8,586	12,611
	129,105	93,034

NET INCOME (LOSS)	$ (124,516)	$ 5,530,934

Net income (loss) allocated to limited assignees	$ (123,271)	$ 5,475,625

Net income (loss) allocated to general partner	$ (1,245)	$ 55,309

Net income (loss) per BAC	$ (.02)	$ 1.10

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,

(Unaudited)

Series 18

	2014	2013

Income
Interest income	$ 184	$ 138
Other income	-	47,433
	184	47,571

Share of Income from Operating Partnerships(Note D)	-	13,000

Expenses
Professional fees	24,199	24,665
Fund management fee, net (Note C)	86,007	70,190
General and administrative expenses	7,196	8,585
	117,402	103,440

NET INCOME (LOSS)	$ (117,218)	$ (42,869)

Net income (loss) allocated to limited assignees	$ (116,046)	$ (42,440)

Net income (loss) allocated to general partner	$ (1,172)	$ (429)

Net income (loss) per BAC	$ (.03)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF OPERATIONS

Six Months Ended September 30,
(Unaudited)

Series 19

	2014	2013

Income
Interest income	$ 735	$ 5,940
Other income	83	114
	818	6,054

Share of Income from Operating Partnerships(Note D)	-	-

Expenses
Professional fees	17,885	22,425
Fund management fee, net (Note C)	30,486	25,216
General and administrative expenses	8,652	8,987
	57,023	56,628

NET INCOME (LOSS)	$ (56,205)	$ (50,574)

Net income (loss) allocated to limited assignees	$ (55,643)	$ (50,068)

Net income (loss) allocated to general partner	$ (562)	$ (506)

Net income (loss) per BAC	$ (.01)	$ (.01)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014

(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(14,624,840)	$ (1,976,664)	$(16,601,504)

Net income (loss)	(98,142)	(991)	(99,133)

Partners' capital (deficit), September 30, 2014	$(14,722,982)	$ (1,977,655)	$(16,700,637)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014

(Unaudited)

	Assignees	General Partner	Total
Series 15
Partners' capital (deficit) April 1, 2014	$ (3,517,202)	$ (360,971)	$ (3,878,173)

Net income (loss)	327,207	3,305	330,512

Partners' capital (deficit), September 30, 2014	$ (3,189,995)	$ (357,666)	$ (3,547,661)

Series 16
Partners' capital (deficit) April 1, 2014	$ (7,327,734)	$ (545,339)	$ (7,873,073)

Net income (loss)	(130,389)	(1,317)	(131,706)

Partners' capital (deficit), September 30, 2014	$ (7,458,123)	$ (546,656)	$ (8,004,779)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total
Series 17
Partners' capital (deficit) April 1, 2014	$ (1,002,905)	$ (431,291)	$ (1,434,196)

Net income (loss)	(123,271)	(1,245)	(124,516)

Partners' capital (deficit), September 30, 2014	$ (1,126,176)	$ (432,536)	$ (1,558,712)

Series 18
Partners' capital (deficit) April 1, 2014	$ (3,857,706)	$ (352,328)	$ (4,210,034)

Net income (loss)	(116,046)	(1,172)	(117,218)

Partners' capital (deficit), September 30, 2014	$ (3,973,752)	$ (353,500)	$ (4,327,252)

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total
Series 19
Partners' capital (deficit) April 1, 2014	$ 1,080,707	$ (286,735)	$ 793,972

Net income (loss)	(55,643)	(562)	(56,205)

Partners' capital (deficit), September 30, 2014	$ 1,025,064	$ (287,297)	$ 737,767

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (99,133)	$ 5,986,480
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(389,700)	(6,390,337)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	14,000	31,800
(Increase) Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	(736,864)	(999,496)

Net cash (used in) provided by operating activities	(1,211,697)	(1,369,353)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	389,700	6,384,251

Net cash provided by investing activities	389,700	6,384,251

Cash flows from financing activities:

Distributions	-	(4,080,000)

Net cash used in financing activities	-	(4,080,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(821,997)	934,898

Cash and cash equivalents, beginning	2,294,311	5,933,101

Cash and cash equivalents, ending	$ 1,472,314	$ 6,867,999

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 15

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ 330,512	$ (91,950)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(382,700)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	11,000	-
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(347,535)	27,572

Net cash (used in) provided by operating activities	(388,723)	(64,378)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	382,700	-

Net cash provided by investing activities	382,700	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,023)	(64,378)

Cash and cash equivalents, beginning	161,422	184,136

Cash and cash equivalents, ending	$ 155,399	$ 119,758

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 16

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (131,706)	$ 640,939
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	(7,000)	(791,031)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	5,000
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	106,627	(752,999)

Net cash (used in) provided by operating activities	(29,079)	(898,091)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	7,000	791,031

Net cash provided by investing activities	7,000	791,031

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,079)	(107,060)

Cash and cash equivalents, beginning	176,922	264,550

Cash and cash equivalents, ending	$ 154,843	$ 157,490

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 17

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (124,516)	$ 5,530,934
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(5,586,306)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	21,800
(Increase) Decrease in other assets	-	2,200
(Decrease) Increase in accounts payable affiliates	(512,708)	(352,821)

Net cash (used in) provided by operating activities	(637,224)	(384,193)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	5,580,220

Net cash provided by investing activities	-	5,580,220

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(637,224)	5,196,027

Cash and cash equivalents, beginning	799,176	258,319

Cash and cash equivalents, ending	$ 161,952	$ 5,454,346

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 18

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (117,218)	$ (42,869)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	(13,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	16,752	78,752

Net cash (used in) provided by operating activities	(100,466)	27,883

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	13,000

Net cash provided by investing activities	-	13,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(100,466)	40,883

Cash and cash equivalents, beginning	355,319	231,682

Cash and cash equivalents, ending	$ 254,853	$ 272,565

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 19

	2014	2013
Cash flows from operating activities:

Net Income (Loss)	$ (56,205)	$ (50,574)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of Income from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Increase) Decrease in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(56,205)	(50,574)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	(4,080,000)

Net cash used in financing activities	-	(4,080,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,205)	(4,130,574)

Cash and cash equivalents, beginning	801,472	4,994,414

Cash and cash equivalents, ending	$ 745,267	$ 863,840

The accompanying notes are an integral part of these condensed statements

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2014

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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective January 24, 1992 which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner.  The Fund registered 20,000,000 BACs at $10 per BAC for sale to the public in one or more series.  On September 4, 1993 the Fund filed an amendment to Form S-11 with the Securities and Exchange Commission which registered an additional 2,000,000 BACs at $10 per BAC for sale to the public in one or more series. The registration for the additional BACs became effective on October 6, 1993. Offers and sales of BACs in Series 15 through 19 of the Fund were completed and the last of the BACs in Series 15, 16, 17, 18 and 19 were issued by the Fund on September 26, 1992, December 28, 1992, September 17, 1993, September 22, 1993, and December 17, 1993, respectively.  The Fund sold 3,870,500 of Series 15 BACs, for a total of $38,705,000; 5,429,402 of Series 16 BACs, for a total of $54,293,000; 5,000,000 of Series 17 BACs, for a total of $50,000,000; 3,616,200 of Series 18 BACs, for a total of $36,162,000; and 4,080,000 of Series 19 BACs, for a total of $40,800,000.  As of September 30, 2014, 3,865,900 BACs in Series 15, 5,423,102 BACs in Series 16, 4,995,887 BACs in Series 17, 3,616,200 BACs in Series 18, and 4,080,000 BACs in Series 19, respectively, are outstanding. The Fund issued the last BACs in Series 19 on December 17, 1993.  This concluded the Public Offering of the Fund.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014

(Unaudited)

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements included herein as of September 30, 2014 and for the six months then ended have been prepared by the Fund, without audit. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.  Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2014

(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of its general partner, including Boston Capital Holdings LP, Boston Capital Partners, Inc., and Boston Capital Asset Management Limited Partnership, as follows:

An annual fund management fee, based on .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships, has been accrued to Boston Capital Asset Management Limited Partnership.  Since reporting fees collected by the series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the three months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ 25,047	$ 34,167
Series 16	56,814	58,727
Series 17	46,986	64,976
Series 18	45,876	45,876
Series 19	15,618	18,303
	$190,341	$222,049

The fund management fees paid for the three months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ 403,446	$ -
Series 16	7,000	769,717
Series 17	606,680	361,623
Series 18	75,000	-
Series 19	15,618	18,303
	$1,107,744	$1,149,643

The fund management fees paid for the six months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ 403,446	$ 40,762
Series 16	7,000	877,366
Series 17	606,680	486,623
Series 18	75,000	13,000
Series 19	31,236	36,606
	$1,123,362	$1,454,357

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2014 and 2013, the Fund had limited partnership interests in 90 and 98 Operating Partnerships, respectively, which own or are constructing apartment complexes. The breakdown of Operating Partnerships within the Fund at September 30, 2014 and 2013 is as follows:

	2014	2013
Series 15	21	25
Series 16	27	28
Series 17	17	18
Series 18	17	19
Series 19	8	8
	90	98

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships.  These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations.  The contributions payable at September 30, 2014 and 2013 are as follows:

	2014	2013
Series 15	$ -	$ -
Series 16	50,008	50,008
Series 17	16,712	16,712
Series 18	18,554	18,554
Series 19	-	-
	$ 85,274	$ 85,274

During the six months ended September 30, 2014 the Fund disposed of five Operating Partnerships. A summary of the dispositions by Series for September 30, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 15	2	1	$382,700	$382,700
Series 16	1	-	7,000	7,000
Series 17	-	-	-	-
Series 18	-	1	-	-
Series 19	-	-	-	-

Total	3	2	$389,700	$389,700

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014

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

The Fund's fiscal year ends March 31st of each year, while all the Operating Partnerships' fiscal years are the calendar year.  Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnerships quarterly period.  Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2014.

Boston Capital Tax Credit Fund III L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2014	2013

Revenues
Rental	$ 9,771,747	$ 11,562,823
Interest and other	254,293	273,758

	10,026,040	11,836,581

Expenses
Interest	1,407,198	1,749,740
Depreciation and amortization	2,479,802	2,912,782
Operating expenses	7,346,657	8,525,085
	11,233,657	13,187,607

NET LOSS	$(1,207,617)	$(1,351,026)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$(1,195,540)	$(1,337,515)

Net loss allocated to other Partners	$ (12,077)	$ (13,511)

* Amounts include $1,195,540 and $1,337,515 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 15

	2014	2013

Revenues
Rental	$ 1,885,791	$ 2,229,838
Interest and other	43,338	71,313

	1,929,129	2,301,151

Expenses
Interest	256,349	341,751
Depreciation and amortization	463,641	577,821
Operating expenses	1,399,075	1,559,655
	2,119,065	2,479,227

NET LOSS	$ (189,936)	$ (178,076)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (188,037)	$ (176,295)

Net loss allocated to other Partners	$ (1,899)	$ (1,781)

* Amounts include $188,037 and $176,295 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 16

	2014	2013

Revenues
Rental	$ 2,698,071	$ 3,110,645
Interest and other	40,696	37,338

	2,738,767	3,147,983

Expenses
Interest	387,201	480,713
Depreciation and amortization	714,910	790,902
Operating expenses	2,080,845	2,330,612
	3,182,956	3,602,227

NET LOSS	$ (444,189)	$ (454,244)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (439,747)	$ (449,702)

Net loss allocated to other Partners	$ (4,442)	$ (4,542)

* Amounts include $439,747 and $449,702 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 17
	2014	2013

Revenues
Rental	$ 2,739,094	$ 3,453,279
Interest and other	61,518	75,274

	2,800,612	3,528,553

Expenses
Interest	386,102	480,165
Depreciation and amortization	633,431	830,980
Operating expenses	1,967,839	2,479,639
	2,987,372	3,790,784

NET LOSS	$ (186,760)	$ (262,231)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (184,891)	$ (259,608)

Net loss allocated to other Partners	$ (1,869)	$ (2,623)

* Amounts include $184,891 and $259,608 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 18

	2014	2013

Revenues
Rental	$ 1,776,686	$ 2,052,302
Interest and other	63,653	63,751

	1,840,339	2,116,053

Expenses
Interest	239,811	291,399
Depreciation and amortization	492,395	540,174
Operating expenses	1,360,748	1,601,392
	2,092,954	2,432,965

NET LOSS	$ (252,615)	$ (316,912)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (250,089)	$ (313,743)

Net loss allocated to other Partners	$ (2,526)	$ (3,169)

* Amounts include $250,089 and $313,743 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014

(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 19
	2014	2013

Revenues
Rental	$ 672,105	$ 716,759
Interest and other	45,088	26,082

	717,193	742,841

Expenses
Interest	137,735	155,712
Depreciation and amortization	175,425	172,905
Operating expenses	538,150	553,787
	851,310	882,404

NET LOSS	$ (134,117)	$ (139,563)

Net loss allocation to Boston Capital Tax Credit Fund III L.P.*	$ (132,776)	$ (138,167)

Net loss allocated to other Partners	$ (1,341)	$ (1,396)

* Amounts include $132,776 and $138,167 for 2014 and 2013, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2014
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

NOTE G - SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Fund has entered into an agreement to sell the interest in two operating limited partnerships. The estimated sales prices and other terms for the disposition of the operating limited partnerships has been determined. The estimated proceeds to be received for the operating limited partnerships is $772,835. The estimated gain on sales of the operating limited partnerships is $597,835 and is expected to be recognized in the third quarter of fiscal year ending March 31, 2015.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee. Fund management fees accrued during the quarter ended September 30, 2014 were $190,341 and total fund management fees accrued as of September 30, 2014 were $17,417,281. During the three months ended September 30, 2014, $1,107,744 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships, which will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends which would create insufficient liquidity to meet future third party obligations of the Fund.

As of September 30, 2014, an affiliate of the general partner of the Fund advanced a total of $635,362 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2014 there were no advances. Below is a summary, by series, of the total advances made to date.

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

During the quarter ended September 30, 2014, none of Series 15 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 15 has invested in as of September 30, 2014.

(Series 16)  The Fund commenced offering BACs in Series 16 on July 13, 1992. Offers and sales of BACs in Series 16 were completed on December 28, 1992. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 64 Operating Partnerships in the amount of $39,579,774. Series 16 has since sold its interest in 37 of the Operating Partnerships.

During the quarter ended September 30, 2014, none of Series 16 net offering proceeds were used to pay capital contributions.  Series 16 has contributions payable to 1 Operating Partnership in the amount of $50,008 as of September 30, 2014. The remaining contributions will be released to the Operating Partnership when it has achieved the conditions set forth in its partnership agreement.

(Series 17)  The Fund commenced offering BACs in Series 17 on January 24, 1993.  Offers and sales of BACs in Series 17 were completed on September 17, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 49 Operating Partnerships in the amount of $36,538,204. Series 17 has since sold its interest in 32 of the Operating Partnerships.

During the quarter ended September 30, 2014, none of Series 17 net offering proceeds were used to pay capital contributions.  Series 17 has contributions payable to 2 Operating Partnerships in the amount of $16,712 as of September 30, 2014. The remaining contributions as well as the escrowed funds will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 18)  The Fund commenced offering BACs in Series 18 on September 17, 1993. Offers and sales of BACs in Series 18 were completed on September 22, 1993. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 34 Operating Partnerships in the amount of $26,442,202. Series 18 has since sold its interest in 17 of the Operating Partnerships.

During the quarter ended September 30, 2014, none of Series 18 net offering proceeds were used to pay capital contributions.  Series 18 has contributions payable to 2 Operating Partnerships in the amount of $18,554 as of September 30, 2014. The remaining contributions will be released to the Operating Partnerships when they have achieved the conditions set forth in their partnership agreements.

(Series 19) The Fund commenced offering BACs in Series 19 on October 8, 1993. Offers and sales of BACs in Series 19 were completed on December 17, 1993.  The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnerships in the amount of $29,614,506. Series 19 has since sold its interest in 18 of the Operating Partnerships.

During the quarter ended September 30, 2014, none of Series 19 net offering proceeds were used to pay capital contributions. No additional net offering proceeds remain to be used by the Fund to pay capital contributions to the Operating Partnerships that Series 19 has invested in as of September 30, 2014.

Results of Operations

As of September 30, 2014 and 2013, the Fund held limited partnership interests in 90 and 98 Operating Partnerships, respectively.  In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit.  Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K.  The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurs a fund management fee to Boston Capital Asset Management Limited Partnership (formerly Boston Capital Communications Limited Partnership), or BCAMLP, in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2014 are as follows:

	3 Months Gross Fund Management Fee	3 Months Reporting Fee	3 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 25,047	$ 4,500	$ 20,547
Series 16	56,814	6,750	50,064
Series 17	46,986	1,900	45,086
Series 18	45,876	983	44,893
Series 19	15,618	-	15,618
	$190,341	$ 14,133	$ 176,208

	6 Months Gross Fund Management Fee	6 Months Reporting Fee	6 Months Fund Management Fee Net of Reporting Fee
Series 15	$ 55,911	$ 37,668	$ 18,243
Series 16	113,627	15,883	97,744
Series 17	93,972	5,247	88,725
Series 18	91,752	5,745	86,007
Series 19	31,236	750	30,486
	$386,498	$ 65,293	$ 321,205

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest.  The Fund's investments in Operating Partnerships have been made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 15

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%.  The series had a total of 21 properties September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 15 reflects a net loss from Operating Partnerships of $(189,936) and $(178,076), respectively, which includes depreciation and amortization of $463,641 and $577,821, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Beckwood Manor Eight Limited Partnership (Lakeside Apartments) is a 32-unit senior property located in Lake Village, Arkansas. The property receives rental assistance for 23 units and is more successful renting these units. It remains difficult to rent the units that do not have rental assistance. There are several other low income tax credit developments in the area offering rental assistance, and the property's continued low occupancy is attributed to this competition. Management advertises the property in Lake Village's local paper and in several other regional newspapers. The property also distributes fliers to all surrounding communities; however, management believes word of mouth and referrals are the most effective forms of marketing. Management also noted that crime is an issue in the area and has hired two police officers to work at the property to offset potential security concerns. One officer serves as property manager while the other officer handles maintenance responsibilities. As there have been no major security incidents reported at the property, the addition of security is a proactive measure. Property occupancy averaged 57% in 2013 and was 56% at the end of September 2014. As a result of the low occupancy, the property continues to operate below breakeven. Deficits are primarily funded by accruing management fees and management payroll due to an affiliate of the operating partner. The mortgage payments, taxes, and insurance, are all current as of September 30, 2014. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor Eight.

Livingston Plaza, Limited (Livingston Plaza) is a 24-unit, family property located in Livingston, Texas. The property has struggled with occupancy level for several years. Despite efforts to improve the reputation of the property and reduce resident turnover and evictions, occupancy averaged 66% through September 30, 2014, compared to 66% in 2013. The continued low occupancy is partially due to economic conditions in the area and lack of qualified applicants. Management reports that trailer home ownership is very affordable in the area and often monthly mortgage payments are at a similar level as the rents at Livingston Plaza. There are also several competitive properties less than a mile from the property. Marketing consists of advertisements in local newspapers and distributing fliers to local businesses, churches, and schools. With the low occupancy and despite operating expenses tightly controlled by the operating general partner including its affiliated management company only charging a partial management fee to manage the property, Livingston Plaza continued to operate below breakeven through the third quarter of 2014. Mortgage payments, real estate taxes, insurance, and accounts payable are current as of September 30, 2014. The operating general partner guarantee is unlimited in time and amount. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Livingston Plaza. The investment general partner has investigated various disposition strategies for this property that would be consistent with the investment objectives of the investment partnership and has concluded that it is unlikely that any proceeds will be available for distribution to the investment limited partners from the disposition of the property or the Operating Partnership.

University Meadows L.D.H.A. Limited Partnership (University Meadows Apartments) is a 52-unit, elderly property located in Detroit, MI. The property struggled with low occupancy in 2013, but occupancy rebounded in 2014 due to increased marketing. Occupancy is averaging 97% year to date, ending September 2014 at 98%. However, the property continued to operate below breakeven as a result of increased operating expenses. Administrative expenses were high due to the increased marketing required to fill the vacant units. Maintenance costs increased due to unit turn costs and security expenses. University Meadows also operated below breakeven in 2013, mostly because of low occupancy. Operating cash available from previous years and the operating reserve have been used to fund the deficits. However, the operating reserve was depleted in January 2014. The property is currently funding the deficit by accruing payables. The investment general partner will monitor operations to ensure payables do not increase to unsustainable levels. On December 31, 2007, the 15-year low income housing tax credit compliance period expired with respect to University Meadows.

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

Series 16

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 16 reflects a net loss from Operating Partnerships of $(444,189) and $(454,244), respectively, which includes depreciation and amortization of $714,910 and $790,902, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Butler Rental Housing LP (Forest Pointe Apartments) is a 25-unit family property located in Butler, Georgia. In 2013 the property operated below breakeven due to low occupancy caused by a weak rental market. Occupancy began to decline in June 2011 and continued to show weakness through all of 2012, averaging 80% for the year. However, occupancy showed some improvement in 2013, averaging 84% for the year. The management company hired a new onsite and district manager in 2012. They improved operations by increasing marketing efforts and offering tenant referral incentives to counter the effects of the weak rental market. As a result, the property was 100% occupied as of September 30, 2014. The property operated below breakeven in 2013 primarily due to the high vacancy losses. Through the first nine months of 2014 the property has operated above breakeven. The property's cash flow is expected to continue to improve with the increased occupancy and reduced marketing costs. The mortgage, tax, and insurance payments are all current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Butler Rental Housing LP.

Blairsville Rental Housing, Limited Partnership (Tan Yard Branch Apartments I) is a 24-unit family property located in Blairsville, GA. The property has performed poorly over the last several years due to locally weak economic conditions. As a result of the tenant base being largely composed of hourly-wage employees, evictions and move-outs continue to keep occupancy low. The property's rural location also limits property traffic and exposure, further contributing to the weak occupancy. Management has aggressively marketed the community by distributing fliers throughout the area and by having directional signage installed. In addition, a tenant referral program was implemented and move-in specials are being offered. Occupancy increased slightly from an average of 84% in 2012 to 85% in 2013. Through the third quarter of 2014 the property has averaged just 73% occupancy. The operating general partner continues to fund deficits as needed. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Blairsville Rental Housing.

Greenfield Properties, Limited Partnership (Greenfield Properties) is a 20-unit elderly property located in Greenfield, Missouri. The property continued to operate below breakeven in the third quarter of 2014 due to low occupancy and high utility expenses. Occupancy has improved in the second and third quarters of 2014, with the property achieving 85% occupancy as of September 30, 2014. The improvement in occupancy can be attributed to an increase in the hours that the leasing office is open. The increased hours has allowed the manager to meet with more prospective residents. Management has worked to improve controllable expenses, but utility costs continue to be high as there was a city wide increase in sewer rates. There was also an underground water leak at the property in 2014. The leak was located and fixed, which has resulted in lower utility expenses in the third quarter. All taxes, insurance, and mortgage payments are current as of September 30, 2014. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Greenfield Properties, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Falcon Ridge L.P. (Falcon Ridge Apartments) is a 32-unit family property located in Beattyville, Kentucky. Since 2012, occupancy has been stable at 97%; however, the property continues to have below breakeven operations in 2014. Occupancy in 2014 is averaging 96%. The deficit is a result from high utilities and real estate tax expenses. The investment general partner has repeatedly requested, but has had difficulties receiving, up-to-date information and monthly financials. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

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

In August 2014, the investment general partner transferred its interest in Harmony House Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,308,874 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,000 were returned to cash reserves held by Series 16. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $7,000 as of September 30, 2014.

Series 17

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 17 reflects a net loss from Operating Partnerships of $(186,760) and $(262,231), respectively, which includes depreciation and amortization of $633,431 and $830,980, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Skowhegan Housing, LP (West Front Residence) is a 30-unit, 100% LIHTC property located in Skowhegan, Maine. During 2013, the mortgage note was restructured lowering the interest rate and freeing up monthly cash flow. The property continued to operate below breakeven in 2014 due to insufficient rental rates and high operating expenses. Both heating and maintenance expenses are higher than last year. The maintenance expenses have increased as a result of tenants moving out with excessive damages. The replacement reserve account and tax and insurance escrow are being funded and the mortgage is current. Occupancy is 90% as of September 30, 2014. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Skowhegan Housing, LP.

Green Acres Limited Partnership (Green Acres Estates) is a 48-unit (20 tax credit units) property located in West Bath, Maine. The property operated below breakeven in 2013 due to high vacancy, tenant receivables, and high operating expenses. The mortgage was in default and the operating general partner filed for bankruptcy protection. During 2013, the mortgage note was restructured lowering the interest rate and freeing up monthly cash flow which should allow the property to operate above breakeven. Although the property continues to operate below breakeven throughout 2014, the replacement reserve account is being funded, taxes are current, and the tax escrow is sufficient to cover the tax payment due in October 2014. Management is working to evict non-paying tenants and replace them with quality, paying residents and has set up payment plans with some tenants. The on-site manager has been instructed to take a harder line with tenants who do not pay on time. Management has also established a central collections department to provide support to the property. Several units have been rehabbed with owner support, and the overall outlook for the property has been improved. The property manager is aggressively marketing the property locally but there is still a lack of qualified tenants in the area. As a result, physical occupancy is averaging 88% through 30, 2014. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Green Acres Limited Partnership.

Mt. Vernon Associates, LP (Green Court Apartments) is a 76-unit property located in Mt. Vernon, New York. Since 2011 the property has suffered from low occupancy. In 2014, occupancy has averaged 87%; however, due to stabilized operating expenses the property is operating above breakeven. In 2012 the investment general partner was notified that the second mortgage in the amount of $250,000 held by the Mount Vernon Urban Renewal Agency (MVURA) was delinquent. The operating general partner successfully negotiated a debt restructuring with MVURA and no payments are required until all of the debt is restructured, which is expected to occur in late 2014. The MVURA did not issue a default notice. The operating general partner anticipates that the debt restructure will allow the property to meet its debt service and will resolve the delinquent debt payment issue. The investment general partner performed a site visit in November 2013 and noted several issues of deferred maintenance. The operating general partner is not immediately addressing all maintenance issues, as they plan on doing a significant rehabilitation once the debt re-structuring is finalized. Quarterly reporting is an ongoing issue with management and the investment general partner is working with the operating general partner to resolve the issue. The investment general partner did receive the 2013 audited financial statement which showed the property was operating above breakeven. All taxes, insurance, and payments on the first mortgage were current as of September 30, 2014. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mt. Vernon Associates. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In October 2014, the investment general partner transferred its interest in Bladenboro Housing Associate, Phase II to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $920,489 and cash proceeds to the investment partnership of $122,835. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $117,835 were returned to cash reserves held by Series 17. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 18

As of September 30, 2014 and 2013 the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 18 reflects a net loss from Operating Partnerships of $(252,615) and $(316,912), respectively, which includes depreciation and amortization of $492,395 and $540,174, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Harris Housing Limited Partnership (Harris Music Lofts) is a 38-unit property located in West Palm Beach, Florida.  The property's first mortgage maturity became due February 1, 2014, and a soft second and third mortgage that matured May 31, 2014.  The operating general partner had numerous meetings with the mortgage holder to request that they accept the short sale, but this proposal was rejected. The lender also had rejected any such extensions or modifications on their debt and as a result, the operating general partner has been unable to refinance.  The property last reported second quarter results which showed above breakeven operations with ending occupancy of 100% at June 30, 2014.  On August 26, 2014, the operating general partner executed a Deed in Lieu of Foreclosure.  The operating general partner stated that they will wait until November of 2014 until all invoices have been received and processed before submitting the Partnership's final tax return.  The low income tax credit compliance period expired on December 31, 2010. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the Operating Partnership has been recorded as of September 30, 2014.

Ripley Housing, Limited Partnership (Oakhaven Apartments) is a 24-unit family property located in Ripley, Mississippi. Occupancy has trended downward since 2009, causing below breakeven operations. The vacancy is a direct reflection of economic conditions in Ripley, where ongoing job losses led to increased evictions and migration from the area. Management focused on marketing efforts, particularly internet advertising, in order to increase occupancy. They also performed outreach to the local HUD office, the Mississippi Housing Authority, and the Tippah County housing agencies. As of September 30, 2014 occupancy was 83% and the property was operating slightly below breakeven. All real estate taxes, mortgage and insurance payments are current. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Ripley Housing, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Natchitoches Elderly Apartments LP (Natchitoches Seniors Apartments) is a 40-unit property located in Natchitoches, Louisiana. The operating general partner resumed direct management of the property in January 2013; however, the on-site manager position was not filled until March 2013. Occupancy declined throughout the year as the new manager evicted tenants due to delinquent rent and lease violations. Throughout 2014 strategies to increase occupancy have included leasing concessions to qualified applicants, advertising the property in the local newspaper and rental websites and posting fliers in local businesses. Average occupancy increased slightly from 73% in the first quarter to 76% in the third quarter of 2014. The property continues to operate below breakeven. The Operating Partnership's balance sheet shows insufficient operating cash to cover accounts payable; however, the majority of payables are due to affiliated entities. The operating general partner has stated that operating deficits will continue to be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner inspected the property on March 17, 2014, and found it to be in fair condition, due to maintenance concerns including soil erosion and the upkeep of the common area corridors. The operating general partner stated that the areas of concern will be addressed and repaired within the year. The mortgage, tax, and insurance payments are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Natchitoches Elderly Apartments LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Newton I, Limited Partnership (Newton Plaza Apartments) is a 24-unit family development located in Newton, Iowa. Occupancy has trended downward since 2009, causing below breakeven operations. The management company attributed the poor occupancy to soft market conditions. Occupancy improved to an average of 85% in 2013 after the management company increased advertising in the local area and began offering rental incentives. However, the property operated below breakeven in 2013 primarily due to an increase in maintenance costs associated with flooring repairs. Occupancy in the third quarter of 2014 has improved to 92% and the property is operating above breakeven because of the increased occupancy and stabilized operating expenses. A site visit was completed in June 2012 and the property was found to be in good condition. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Newton I, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Marengo Park Apartments LP (West Pine Homes) is a 24-unit property located in Marengo Park, IA. Occupancy has historically been an issue at the property, mainly due to evictions for nonpayment of rent and residents vacating because of job losses. Occupancy averaged 80% in 2013, but showed improvement in the last four months of the year. Occupancy continued to improve in 2014 and averaged 96% in the third quarter. The improvement in occupancy follows a recent increase in marketing efforts including advertising on Rent.com and in the Local Free Shopper (which covers three cities/towns), posting fliers in the local community, frequent contacts with local housing agencies, as well as 'for rent' signs located on the property. Due to expense control and the improvement in occupancy at year-end, the property operated above breakeven in 2013. The property continued to operate above breakeven through the third quarter of 2014. All debt service, taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Marengo Park Apartments. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 19

As of September 30, 2014 and 2013 the average Qualified Occupancy for the series was 100%.  The series had a total of 8 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 19 reflects a net loss from Operating Partnerships of $(134,117) and $(139,563), respectively, which includes depreciation and amortization of $175,425 and $172,905, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Carrollton Villa, L.P. (Meadow Ridge Apartments), is a 35-unit family project in Carrollton, Missouri. The property entered into a mortgage modification agreement in 2010 that converted the hard debt note to a soft note payable from surplus cash. The Missouri Housing Development Commission approved a rent increase effective May 1, 2013. Occupancy is averaging 98% through September 30, 2014. High operating expenses, specifically administrative and maintenance costs have been the primary cause of the deficit. The increase in maintenance costs is due to unit turnover. The real estate taxes, mortgage and insurance are all current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Carrollton Villas. The investment general partner continues to look at various disposition opportunities consistent with the investment objectives of the investment partnership.

Sherwood Knoll L.P. (Sherwood Knoll Apartments) is a 24-unit family project in Rainsville, Alabama. Management has struggled to maintain an average occupancy of 90% since 2011. In 2014, the site manager has improved rent collection and occupancy has improved and is averaging 96% through September 30, 2014, with above breakeven operations. The operating deficit guarantee is unlimited in time and amount. Mortgage and insurance are all current. The operating general partner and affiliated management company are generally unresponsive to the investment general partner's requests for information. The investment general partner will continue to request updates from the management company. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Sherwood Knoll, L.P. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Munford Village Ltd. (Munford Village) is a 24-unit family property in Munford, Alabama. Occupancy increased from 84% in 2012 to 87% in 2013, but was still insufficient for the property to operate above breakeven. Occupancy is averaging 91% in 2014. The operating general partner and affiliated management company have been unresponsive to all calls and written attempts to discuss the property's operations. The 15-year low income housing tax credit compliance period expired on December 31, 2008.

In July 2014, the investment general partner entered into an agreement to sell Northpointe, Limited Partnership to a non-affiliated entity and the transaction closed on October 1, 2014. The sales price of the property was $6,050,000, which included the outstanding mortgage balance of approximately $3,396,000 and cash proceeds to the investment partnership of $650,000. Of the total proceeds received by the investment partnership, $167,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $480,000 will be returned to cash reserves held by Series 19. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

(a)Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herein

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herein

101. The following materials from the Boston Capital Tax Credit Fund III, L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund III L.P.
	By:	Boston Capital Associates III L.P.
General Partner
	By:	BCA Associates Limited Partnership,
General Partner
	By:	C&M Management Inc.,
General Partner
Date: November 14, 2014	By:	/s/ John P. Manning

John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2014	/s/ John P. Manning	Director, President (Principal Executive Officer) C&M Management Inc.; Director, President (Principal Executive Officer) BCTC III Assignor Corp.

John P. Manning

DATE:	SIGNATURE:	TITLE:

November 14, 2014	/s/ Marc N. Teal	Chief Financial Officer (Principal Financial and Accounting Officer) C&M Management Inc.; Chief Financial Officer (Principal Financial and Accounting Officer) BCTC III Assignor Corp.
Marc N. Teal